Form 10-Q
period 2018-06-30
Invesco Ltd.
filed 2018-07-26
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of June 30, 2018, the most recent practicable date, the number of Common Shares outstanding was 410,848,934.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except per share data	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	1,480.5	2,006.4
Unsettled fund receivables	953.7	793.8
Accounts receivable	581.8	622.5
Investments	732.8	674.6
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	353.4	511.3
Accounts receivable and other assets of CIP	148.2	131.5
Investments of CIP	5,892.4	5,658.0
Assets held for policyholders	12,199.6	12,444.5
Prepaid assets	122.2	124.4
Other assets	52.8	61.7
Property, equipment and software, net	475.7	490.7
Intangible assets, net	2,174.0	1,558.7
Goodwill	7,292.0	6,590.7
Total assets	32,459.1	31,668.8
LIABILITIES
Accrued compensation and benefits	446.1	696.1
Accounts payable and accrued expenses	819.7	895.7
Liabilities of CIP:
Debt of CIP	5,014.6	4,799.8
Other liabilities of CIP	352.3	498.8
Policyholder payables	12,199.6	12,444.5
Unsettled fund payables	934.3	783.8
Long-term debt	2,955.8	2,075.8
Deferred tax liabilities, net	303.5	275.5
Total liabilities	23,025.9	22,470.0
Commitments and contingencies (See Note 11)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	297.0	243.2
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of June 30, 2018 and December 31, 2017)	98.1	98.1
Additional paid-in-capital	6,255.6	6,282.0
Treasury shares	(2,720.0)	(2,781.9)
Retained earnings	5,747.3	5,489.1
Accumulated other comprehensive income/(loss), net of tax	(563.7)	(391.2)
Total equity attributable to Invesco Ltd.	8,817.3	8,696.1
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	318.9	259.5
Total permanent equity	9,136.2	8,955.6
Total liabilities, temporary and permanent equity	32,459.1	31,668.8
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per share data	2018	2017	2018	2017
Operating revenues:
Investment management fees	1,050.5	1,010.4	2,094.2	1,965.6
Service and distribution fees	242.9	211.3	489.0	417.7
Performance fees	11.6	16.7	20.7	28.0
Other	55.6	16.0	112.5	35.7
Total operating revenues	1,360.6	1,254.4	2,716.4	2,447.0
Operating expenses:
Third-party distribution, service and advisory	408.9	365.9	828.0	715.2
Employee compensation	381.1	366.2	771.5	763.7
Marketing	32.8	29.1	60.9	53.5
Property, office and technology	101.7	89.0	203.9	174.5
General and administrative	104.8	85.9	199.7	163.9
Total operating expenses	1,029.3	936.1	2,064.0	1,870.8
Operating income	331.3	318.3	652.4	576.2
Other income/(expense):
Equity in earnings of unconsolidated affiliates	7.3	10.5	17.0	28.2
Interest and dividend income	2.8	1.6	7.0	4.5
Interest expense	(29.5)	(23.6)	(52.7)	(47.6)
Other gains and losses, net	1.4	3.1	(4.0)	10.0
Other income/(expense) of CIP, net	0.9	32.3	28.1	60.8
Income before income taxes	314.2	342.2	647.8	632.1
Income tax provision	(72.3)	(92.6)	(140.7)	(168.3)
Net income	241.9	249.6	507.1	463.8
Net (income)/loss attributable to noncontrolling interests in consolidated entities	3.2	(10.0)	(8.1)	(12.2)
Net income attributable to Invesco Ltd.	245.1	239.6	499.0	451.6
Earnings per share:
-basic	$0.59	$0.58	$1.21	$1.10
-diluted	$0.59	$0.58	$1.21	$1.10
Dividends declared per share	$0.30	$0.29	$0.59	$0.57

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
$ in millions	2018	2017	2018	2017
Net income	241.9	249.6	507.1	463.8
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(233.6)	147.4	(169.0)	210.0
Other comprehensive income/(loss), net of tax	1.3	2.1	(0.3)	5.1
Other comprehensive income/(loss)	(232.3)	149.5	(169.3)	215.1
Total comprehensive income/(loss)	9.6	399.1	337.8	678.9
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	3.2	(10.0)	(8.1)	(12.2)
Comprehensive income/(loss) attributable to Invesco Ltd.	12.8	389.1	329.7	666.7
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
$ in millions	2018	2017
Operating activities:
Net income	507.1	463.8
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	66.0	52.5
Share-based compensation expense	81.8	92.5
Other (gains)/losses, net	4.0	(8.7)
Other (gains)/losses of CIP, net	11.1	(38.1)
Equity in earnings of unconsolidated affiliates	(17.0)	(28.2)
Distributions from equity method investees	3.4	9.8
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	9.5	(245.8)
(Purchase)/sale of investments, net	(37.4)	174.5
(Increase)/decrease in receivables	(144.9)	(2,324.5)
Increase/(decrease) in payables	(86.8)	2,235.4
Net cash provided by/(used in) operating activities	396.8	383.2
Investing activities:
Purchase of property, equipment and software	(46.2)	(59.9)
Purchase of investments by CIP	(2,020.5)	(3,080.5)
Sale of investments by CIP	1,730.7	3,145.8
Purchase of investments	(90.1)	(95.3)
Sale of investments	75.6	120.9
Capital distributions from equity method investees	2.3	28.7
Purchase of business	(1,469.3)	—
Net cash provided by/(used in) investing activities	(1,817.5)	59.7
Financing activities:
Purchases of treasury shares	(46.9)	(57.3)
Dividends paid	(244.0)	(233.7)
Third-party capital invested into CIP	182.6	299.7
Third-party capital distributed by CIP	(62.9)	(62.9)
Borrowings of debt by CIP	521.5	1,459.3
Repayments of debt by CIP	(427.2)	(1,957.1)
Net borrowings/(repayments) under credit facility	878.9	(28.7)
Payment of contingent consideration	(7.1)	(7.2)
Net cash provided by/(used in) financing activities	794.9	(587.9)
Increase/(decrease) in cash and cash equivalents	(625.8)	(145.0)
Foreign exchange movement on cash and cash equivalents	(16.7)	56.1
Foreign exchange movement on cash and cash equivalents of CIP	(2.0)	1.5
Net cash inflows (outflows) upon consolidation/deconsolidation of CIP	(39.3)	(8.6)
Cash and cash equivalents, beginning of period	2,517.7	2,070.2
Cash and cash equivalents, end of period	1,833.9	1,974.2

Cash and cash equivalents	1,480.5	1,646.1
Cash and cash equivalents of CIP	353.4	328.1
Total cash and cash equivalents per consolidated statement of cash flows	1,833.9	1,974.2
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Invesco Ltd.
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2018	98.1	6,282.0	(2,781.9)	5,489.1	(391.2)	8,696.1	259.5	8,955.6	243.2
Adjustment for adoption of ASU 2016-01	—	—	—	3.2	(3.2)	—	—	—	—
January 1, 2018, as adjusted	98.1	6,282.0	(2,781.9)	5,492.3	(394.4)	8,696.1	259.5	8,955.6	243.2
Net income	—	—	—	499.0	—	499.0	20.1	519.1	(12.0)
Other comprehensive income/(loss)	—	—	—	—	(169.3)	(169.3)	—	(169.3)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	39.3	39.3	65.8
Dividends	—	—	—	(244.0)	—	(244.0)	—	(244.0)	—
Employee share plans:
Share-based compensation	—	81.8	—	—	—	81.8	—	81.8	—
Vested shares	—	(108.4)	108.4	—	—	—	—	—	—
Other share awards	—	0.2	0.4	—	—	0.6	—	0.6	—
Purchase of shares	—	—	(46.9)	—	—	(46.9)	—	(46.9)	—
June 30, 2018	98.1	6,255.6	(2,720.0)	5,747.3	(563.7)	8,817.3	318.9	9,136.2	297.0

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

$ in millions	Three months ended June 30, 2018			Six months ended June 30, 2018
Condensed Consolidated Statements of Income	As Reported	Adjustments Related to Adoption of ASC 606	Balances Without Adoption of ASC 606	As Reported	Adjustments Related to Adoption of ASC 606	Balances Without Adoption of ASC 606
Operating revenues:
Investment management fees	1,050.5	53.8	1,104.3	2,094.2	107.6	2,201.8
Service and distribution fees	242.9	(31.1)	211.8	489.0	(63.5)	425.5
Performance fees	11.6	—	11.6	20.7	—	20.7
Other	55.6	(34.5)	21.1	112.5	(75.5)	37.0
Total operating revenues	1,360.6	(11.8)	1,348.8	2,716.4	(31.4)	2,685.0

Operating expenses:
Third-party distribution, service and advisory	408.9	(16.7)	392.2	828.0	(40.5)	787.5
Employee compensation	381.1	—	381.1	771.5	—	771.5
Marketing	32.8	—	32.8	60.9	—	60.9
Property, office and technology	101.7	—	101.7	203.9	—	203.9
General and administrative	104.8	4.9	109.7	199.7	9.1	208.8
Total operating expenses	1,029.3	(11.8)	1,017.5	2,064.0	(31.4)	2,032.6
Operating income	331.3	—	331.3	652.4	—	652.4
Financial Instruments. On January 1, 2018, the company adopted Accounting Standards Update 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" (ASU 2016-01). Under the new standard, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value with any changes recognized in earnings. ASU 2016-01 requires a modified retrospective approach to adoption. Accumulated gains of $3.2 million were reclassified into retained earnings at adoption date. With effect from the adoption of ASU 2016-01, seed money, investments held to settle the company's deferred compensation plan liabilities, and other equity securities are no longer categorized as trading investments or available-for-sale investments but instead are referred to as "equity investments," and all gains or losses arising from changes in the fair value of these equity investments will be included in income. Prior period balances have been conformed to be presented as "equity investments," however the prior period treatment of gains or losses arising from changes in the fair value of the investments was retained. As ASU 2016-01 required a modified retrospective approach to adoption, available-for-sale seed money balances of $69.3 million at December 31, 2017 are presented as "equity investments" to conform to the current period presentation of seed money; however, the related accounting basis in that period was available-for-sale.

Statement of Cash Flows. On January 1, 2018, the company adopted Accounting Standards Update 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15), which clarified how certain cash receipts and cash payments are classified and presented on the Statement of Cash Flows, including distributions from equity method investees. The amendments require a retrospective approach to adoption. As a result of adopting this standard, $8.6 million was reclassified from net cash provided by/(used in) investing activities to net cash provided by/(used in) operating activities for the six months ended June 30, 2017.

On January 1, 2018, the company adopted Accounting Standards Update 2016-18, “Statement of Cash Flows: Restricted Cash” (ASU 2016-18). The standard requires the inclusion of restricted cash within cash and cash equivalents when reconciling the beginning and ending cash and cash equivalents balances on the statements of cashflows. ASU 2016-18 requires a retrospective approach to adoption. Accordingly, changes in CIP cash of $407.0 million for the six months ended June 30, 2017 are no longer presented as a component of the company's cash provided by operations as they were reported in the Form 10-Q for the period ended June 30, 2017. These changes in CIP cash now form part of the reconciliation of corporate cash and CIP cash at the end of the Condensed Consolidated Statements of Cash Flows for the period ended June 30, 2017. The adoption of this standard does not impact corporate cash and cash equivalents.

Pension Costs. On January 1, 2018, the company adopted Accounting Standard Update 2017-07, “Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07). The amendments require that the service cost component of net periodic pension costs be recorded within employee compensation expense and the other components of net benefit cost be recorded in other gains and losses, net in the Condensed Consolidated Statements of Income. The company utilized a practical expedient that permits an employer to use the amounts disclosed in its pension plan footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation. The application of the new rules results in the reclassification of the non-service cost components of the pension costs/(benefit) to other gains and losses, net, and has no impact to net income. For the three and six months ended June 30, 2017, the reclassification decreased operating income by $0.6 million and $1.3 million, respectively, with a corresponding increase to other gains and losses, net.

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
Pending Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases” (ASU 2016-02). The standard requires that lessees recognize lease assets and lease liabilities on the balance sheet for all leases with a lease term greater than 12 months. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018 and requires a modified retrospective approach to adoption. The company is continuing to evaluate the potential impact of this standard through a detailed review of a sample of lease arrangements. A global cross-functional team is analyzing and assessing the impact of adopting the new lease accounting guidance. The company has selected a lease accounting software tool to assist in the accounting for lease arrangements under the new accounting rules and has begun the process of designing and implementing this tool.

Revenue Recognition Accounting Policy
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

	June 30, 2018		December 31, 2017
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	1,480.5	1,480.5	2,006.4	2,006.4
Equity investments	383.6	383.6	346.6	346.6
Available-for-sale debt investments	1.0	1.0	15.9	15.9
Foreign time deposits *	27.3	27.3	28.6	28.6
Assets held for policyholders	12,199.6	12,199.6	12,444.5	12,444.5
Policyholder payables *	(12,199.6)	(12,199.6)	(12,444.5)	(12,444.5)
Contingent consideration liability	(50.1)	(50.1)	(57.4)	(57.4)
Long-term debt *	(2,955.8)	(3,039.1)	(2,075.8)	(2,258.1)
____________

*
These financial instruments are not measured at fair value on a recurring basis. See the most recently filed Form 10-K for additional information about the carrying and fair values of these financial instruments. Foreign time deposits are measured at cost plus accrued interest, which approximates fair value, and are accordingly classified as Level 2 securities.

The following table presents, by hierarchy levels, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, respectively:

	As of June 30, 2018
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	472.5	472.5	—	—
Investments:*
Equity investments:
Seed money	274.3	274.3	—	—
Investments related to deferred compensation plans	93.6	93.6	—	—
Other equity securities	15.7	15.7	—	—
Available-for-sale debt investments:
Collateralized loan obligations (CLOs)	1.0	—	1.0	—
Assets held for policyholders	12,199.6	12,199.6	—	—
Total	13,056.7	13,055.7	1.0	—
Liabilities:
Contingent consideration liability	(50.1)	—	—	(50.1)
Total	(50.1)	—	—	(50.1)

	As of December 31, 2017
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	875.5	875.5	—	—
Investments:*
Equity investments:
Seed money	243.0	243.0	—	—
Investments related to deferred compensation plans	92.3	92.3	—	—
Other equity securities	11.3	11.3	—	—
Available-for-sale debt investments:
CLOs	6.0	—	6.0	—
Other debt securities	9.9	—	—	9.9
Assets held for policyholders	12,444.5	12,444.5	—	—
Total	13,682.5	13,666.6	6.0	9.9
Liabilities:
Contingent consideration liability	(57.4)	—	—	(57.4)
Total	(57.4)	—	—	(57.4)
____________

*
Foreign time deposits of $27.3 million (December 31, 2017: 28.6 million) are excluded from this table. Equity method and other investments of $315.2 million and $5.7 million, respectively, (December 31, 2017: $277.3 million and $6.2 million, respectively) are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three and six months ended June 30, 2018 and June 30, 2017, which are valued using significant unobservable inputs:

	Three months ended June 30, 2018		Six months ended June 30, 2018
$ in millions	Contingent Consideration Liability	Other Debt Securities	Contingent Consideration Liability	Other Debt Securities
Beginning balance	(53.6)	6.2	(57.4)	9.9
Net unrealized gains and losses included in other gains and losses, net*	(0.2)	—	0.2	—
Disposition/settlements	3.7	(6.2)	7.1	(9.9)
Ending balance	(50.1)	—	(50.1)	—

	Three months ended June 30, 2017		Six months ended June 30, 2017
$ in millions	Contingent Consideration Liability	Other Debt Securities	Contingent Consideration Liability	CLOs	Other Debt Securities
Beginning balance	(74.1)	12.9	(78.2)	12.9	13.2
Purchases/acquisitions	—	—	—	—	7.3
Net unrealized gains and losses included in other gains and losses, net*	1.3	(2.2)	1.8	—	(2.2)
Disposition/settlements	3.6	(0.9)	7.2	—	(8.5)
Transfer from level 3 to level 2	—	—	—	(12.9)	—
Ending balance	(69.2)	9.8	(69.2)	—	9.8
_______________

*	These unrealized gains and losses are attributable to balances still held at the respective period ends.
Put option contracts
The company purchased an additional put option contract for $1.1 million in the three months ended June 30, 2018 to hedge economically foreign currency risk on the translation of a portion of its Pound Sterling-denominated earnings into U.S. Dollars, providing coverage through June 28, 2019.
Contingent Consideration Liability
At June 30, 2018 inputs used in the model included assumed growth rates in AUM ranging from (2.34)% to 0.74% (weighted average growth rate of (0.03)%) and a discount rate of 4.62%. Changes in fair value are recorded in other gains and losses, net in the Condensed Consolidated Statements of Income in the period incurred. An increase in AUM levels and/or a decrease in the discount rate would increase the fair value of the contingent consideration liability, while a decrease in forecasted AUM and/or an increase in the discount rate would decrease the liability.

3.  INVESTMENTS
The disclosures below include details of the company's investments. Investments held by CIP are detailed in Note 12, "Consolidated Investment Products."

$ in millions	June 30, 2018	December 31, 2017
Equity investments:
Seed money	274.3	243.0
Investments related to deferred compensation plans	93.6	92.3
Other equity securities	15.7	11.3
Available-for-sale debt investments:
CLOs	1.0	6.0
Other debt securities	—	9.9
Equity method investments	315.2	277.3
Foreign time deposits	27.3	28.6
Other	5.7	6.2
Total investments	732.8	674.6
Available for sale debt investments
Upon adoption of ASU 2016-01, as of January 1, 2018, seed money investments formerly classified as available-for-sale are now included as equity investments. Realized gains and losses recognized in the Condensed Consolidated Statements of Income during the period from investments classified as available-for-sale are as follows:

	For the three months ended June 30, 2018			For the six months ended June 30, 2018
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
CLOs	9.7	0.8	—	12.3	0.8	—
Other debt securities	6.3	—	(3.5)	6.3	—	(3.6)
	16.0	0.8	(3.5)	18.6	0.8	(3.6)

	For the three months ended June 30, 2017			For the six months ended June 30, 2017
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	12.3	—	(0.7)	46.5	0.9	(1.3)
CLOs	0.6	0.1	—	2.6	0.4	—
Other debt securities	0.9	0.8	—	8.5	0.8	—
	13.8	0.9	(0.7)	57.6	2.1	(1.3)
Gross unrealized holding gains and losses recognized in accumulated other comprehensive income/(loss) from available-for-sale debt investments are presented in the tables below:

	June 30, 2018
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
CLOs	0.2	0.8	—	1.0
	0.2	0.8	—	1.0

	December 31, 2017
$ in millions	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Seed money	65.1	5.5	(1.3)	69.3
CLOs	4.9	1.1	—	6.0
Other debt securities	9.9	—	—	9.9
	79.9	6.6	(1.3)	85.2
At December 31, 2017: 50 seed money funds had incurred gross unrealized holding losses. The following table provides a breakdown of the unrealized losses.

	December 31, 2017
$ in millions	Fair Value	Gross Unrealized Losses
Less than 12 months	9.4	(0.8)
12 months or greater	15.0	(0.5)
Total	24.4	(1.3)

Available-for-sale debt securities as of June 30, 2018 by maturity, are set out below:

Available-for-Sale (Fair Value)
Less than one year	—
One to five years	0.2
Five to ten years	0.8
Greater than ten years	—
Total available-for-sale	1.0

Equity investments
The unrealized gains and losses for the three and six months ended June 30, 2018, that relate to equity investments still held at June 30, 2018, were a $9.9 million net loss and $9.7 million net loss, respectively (three and six months ended June 30, 2017: $5.4 million net gain and $10.2 million net gain related to trading investments held at June 30, 2017).

4.  LONG-TERM DEBT
The disclosures below include details of the company's debt. Debt of CIP is detailed in Note 12, “Consolidated Investment Products.”

	June 30, 2018		December 31, 2017
$ in millions	Carrying Value**	Fair Value	Carrying Value**	Fair Value
Floating rate credit facility expiring August 11, 2022	878.9	878.9	—	—
Unsecured Senior Notes*:
$600 million 3.125% - due November 30, 2022	597.2	602.1	596.9	608.8
$600 million 4.000% - due January 30, 2024	594.5	606.8	594.0	634.7
$500 million 3.750% - due January 15, 2026	495.3	497.6	495.1	515.0
$400 million 5.375% - due November 30, 2043	389.9	453.7	389.8	499.6
Long-term debt	2,955.8	3,039.1	2,075.8	2,258.1
____________

*	The company's senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

**	The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.

The company maintains approximately $9.9 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons.
5.  SHARE CAPITAL
The number of common shares and common share equivalents issued are represented in the table below:

	As of
In millions	June 30, 2018	December 31, 2017
Common shares issued	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(79.6)	(83.3)
Common shares outstanding	410.8	407.1

6.  OTHER COMPREHENSIVE INCOME/(LOSS)
The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended June 30, 2018
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	(233.6)	—	—	—	(233.6)
Other comprehensive income, net	—	1.9	—	(0.6)	1.3
Other comprehensive income/(loss), net of tax	(233.6)	1.9	—	(0.6)	(232.3)

Beginning balance	(225.9)	(109.3)	2.0	1.8	(331.4)
Other comprehensive income/(loss), net of tax	(233.6)	1.9	—	(0.6)	(232.3)
Ending balance	(459.5)	(107.4)	2.0	1.2	(563.7)

	For the six months ended June 30, 2018
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	(169.0)	—	—	—	(169.0)
Other comprehensive income, net	—	2.3	(2.3)	(0.3)	(0.3)
Other comprehensive income/(loss), net of tax	(169.0)	2.3	(2.3)	(0.3)	(169.3)

Beginning balance	(290.5)	(109.7)	4.3	4.7	(391.2)
Adjustment for adoption of ASU 2016-01	—	—	—	(3.2)	(3.2)
January 1, 2018, as adjusted	(290.5)	(109.7)	4.3	1.5	(394.4)
Other comprehensive income/(loss), net of tax	(169.0)	2.3	(2.3)	(0.3)	(169.3)
Ending balance	(459.5)	(107.4)	2.0	1.2	(563.7)

	For the three months ended June 30, 2017
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	147.4	—	—	—	147.4
Other comprehensive income, net	—	0.5	0.9	0.7	2.1
Other comprehensive income/(loss), net of tax	147.4	0.5	0.9	0.7	149.5

Beginning balance	(617.3)	(139.0)	5.1	7.5	(743.7)
Other comprehensive income/(loss), net of tax	147.4	0.5	0.9	0.7	149.5
Ending balance	(469.9)	(138.5)	6.0	8.2	(594.2)

	For the six months ended June 30, 2017
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	210.0	—	—	—	210.0
Other comprehensive income, net	—	0.7	1.2	3.2	5.1
Other comprehensive income/(loss), net of tax	210.0	0.7	1.2	3.2	215.1

Beginning balance	(679.9)	(139.2)	4.8	5.0	(809.3)
Other comprehensive income/(loss), net of tax	210.0	0.7	1.2	3.2	215.1
Ending balance	(469.9)	(138.5)	6.0	8.2	(594.2)

Net Investment Hedge

The Company designated certain intercompany debt as a non-derivative net investment hedging instrument against foreign currency exposure related to its net investment in foreign operations. At June 30, 2018, £130 million ($171.6 million) of intercompany debt was designated as a net investment hedge.  For the six months ended June 30, 2018, the Company recognized foreign currency gains of $4.3 million resulting from the net investment hedge within currency translation differences on investments in foreign subsidiaries in other comprehensive income. No hedge ineffectiveness was recognized in income.

7. REVENUE

The geographic disaggregation of revenue for the three and six months ended June 30, 2018 is presented below. There are no revenues attributed to the company's country of domicile, Bermuda.

$ in millions	For the three months ended June 30, 2018	For the six months ended June 30, 2018
North America	830.2	1,648.2
EMEA	456.4	926.3
Asia-Pacific	74.0	141.9
Total operating revenues	1,360.6	2,716.4

The opening and closing balance of deferred carried interest liabilities for the six months ended June 30, 2018 was $60.4 million. During the six months ended June 30, 2018, no performance fee revenue was recognized that was included in the deferred carried interest liability balance at the beginning of the period.

8.  SHARE-BASED COMPENSATION
The company recognized total expenses of $81.8 million and $92.5 million related to equity-settled share-based payment transactions in the six months ended June 30, 2018 and 2017, respectively.
Share Awards
Movements on share awards during the periods ended June 30, are detailed below:

	For the six months ended June 30, 2018			For the six months ended June 30, 2017
Millions of shares, except fair values	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value ($)	Time- Vested	Performance- Vested
Unvested at the beginning of period	12.0	0.9	31.52	12.1	0.8
Granted during the period	5.2	0.4	32.52	5.1	0.3
Forfeited during the period	(0.1)	—	31.66	(0.3)	—
Vested and distributed during the period	(4.6)	(0.4)	32.14	(4.7)	(0.2)
Unvested at the end of the period	12.5	0.9	31.72	12.2	0.9
The total fair value of shares that vested during the six months ended June 30, 2018 was $153.1 million (six months ended June 30, 2017: $155.1 million). The weighted average grant date fair value of the share awards that were granted during the six months ended June 30, 2018 was $32.52 (six months ended June 30, 2017:$32.18).
At June 30, 2018, there was $360.7 million of total unrecognized compensation cost related to non-vested share awards; that cost is expected to be recognized over a weighted average period of 2.75 years.
9.  TAXATION
At June 30, 2018, the total amount of gross unrecognized tax benefits was $19.2 million as compared to the December 31, 2017 total of $19.6 million. At December 31, 2017, the company had not completed the accounting for the tax effects of enacting the Tax Cuts and Jobs Act (the "2017 Tax Act") and therefore recognized a provisional income tax benefit of $130.7 million.  As of June 30, 2018, the company continues to evaluate the accounting and as future guidance is issued, management finalizes its positions, and calculations are refined the estimates could potentially be affected.

10.  EARNINGS PER SHARE
The calculation of earnings per share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
In millions, except per share data	2018	2017	2018	2017
Net income	$241.9	$249.6	$507.1	$463.8
Net (income)/loss attributable to noncontrolling interests in consolidated entities	3.2	(10.0)	(8.1)	(12.2)
Net income attributable to Invesco Ltd.	245.1	239.6	499.0	451.6
Less: Allocation of earnings to restricted shares	(7.5)	(7.2)	(15.1)	(13.6)
Net income attributable to common shareholders	$237.6	$232.4	$483.9	$438.0

Invesco Ltd:
Weighted average shares outstanding - basic	413.9	409.9	412.6	408.8
Dilutive effect of non-participating share-based awards	0.2	0.4	0.3	0.4
Weighted average shares outstanding - diluted	414.1	410.3	412.9	409.2

Common shareholders:
Weighted average shares outstanding - basic	413.9	409.9	412.6	408.8
Less: Weighted average restricted shares	(12.7)	(12.4)	(12.5)	(12.3)
Weighted average common shares outstanding - basic	401.2	397.5	400.1	396.5
Dilutive effect of non-participating share-based awards	0.2	0.4	0.3	0.4
Weighted average common shares outstanding - diluted	401.4	397.9	400.4	396.9

Earnings per share:
Basic earnings per share	$0.59	$0.58	$1.21	$1.10
Diluted earnings per share	$0.59	$0.58	$1.21	$1.10
See Note 8, “Share-Based Compensation,” for a summary of share awards outstanding under the company's share-based compensation programs. These programs could result in the issuance of common shares from time to time that would affect the measurement of basic and diluted earnings per share.
There were 0.7 million shares of performance-vested awards and no time-vested awards excluded from the computation of diluted earnings per share during the three and six months ended June 30, 2018, due to their inclusion being anti-dilutive (three and six months ended June 30, 2017: zero and 0.3 million shares of performance-vested awards, respectively and no time-vested awards). There were no contingently issuable shares excluded from the diluted earnings per share computation during the three and six months ended June 30, 2018 (three and six months ended June 30, 2017: 0.1 million), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period.
11.  COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.
Off Balance Sheet Commitments
The company has committed to co-invest in certain sponsored investment products which may be called in future periods. At June 30, 2018, the company's undrawn capital commitments were $426.5 million (December 31, 2017: $292.8 million).
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
In management’s opinion, adequate accrual has been made as of June 30, 2018 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.
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

12.  CONSOLIDATED INVESTMENT PRODUCTS (CIP)
The following table presents the balances related to CIP that are included on the Condensed Consolidated Balance Sheets as well as Invesco's net interest in the CIP for each period presented. At June 30, 2018 all CIP are VIEs. See the company's most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

	As of
$ in millions	June 30, 2018	December 31, 2017
Cash and cash equivalents of CIP	353.4	511.3
Accounts receivable and other assets of CIP	148.2	131.5
Investments of CIP	5,892.4	5,658.0
Less: Debt of CIP	(5,014.6)	(4,799.8)
Less: Other liabilities of CIP	(352.3)	(498.8)
Less: Retained earnings	18.3	16.7
Less: Accumulated other comprehensive income, net of tax	(18.2)	(16.6)
Less: Equity attributable to redeemable noncontrolling interests	(297.0)	(243.2)
Less: Equity attributable to nonredeemable noncontrolling interests	(318.0)	(258.6)
Invesco's net interests in CIP	412.2	500.5
The following table reflects the impact of consolidation of investment products into the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2018	2017	2018	2017
Total operating revenues	(7.1)	(6.3)	(14.1)	(19.5)
Total operating expenses	6.2	2.2	9.4	1.0
Operating income	(13.3)	(8.5)	(23.5)	(20.5)
Equity in earnings of unconsolidated affiliates	(2.1)	(4.2)	(6.3)	(2.7)
Other gains and losses, net	9.1	(12.5)	8.2	(22.6)
Interest and dividend income of CIP	67.2	49.9	125.0	103.7
Interest expense of CIP	(46.4)	(44.8)	(85.8)	(81.0)
Other gains/(losses) of CIP, net	(19.9)	27.2	(11.1)	38.1
Income before income taxes	(5.4)	7.1	6.5	15.0
Income tax provision	—	—	—	—
Net income	(5.4)	7.1	6.5	15.0
Net (income)/loss attributable to noncontrolling interests in consolidated entities	3.2	(10.0)	(8.1)	(12.2)
Net income attributable to Invesco Ltd.	(2.2)	(2.9)	(1.6)	2.8
Non-consolidated VIEs
At June 30, 2018, the company's carrying value and maximum risk of loss with respect to VIEs in which the company is not the primary beneficiary was $271.7 million (December 31, 2017: $227.3 million).

Balance Sheet information - newly consolidated VIEs/VOEs
During the six months ended June 30, 2018, there were two newly consolidated VIEs (June 30, 2017: the company consolidated fourteen new VIEs.) The table below illustrates the summary balance sheet amounts related to these products before consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Condensed Consolidated Financial Statements.

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
$ in millions	VIEs	VIEs
Cash and cash equivalents of CIP	3.4	14.6
Accounts receivable and other assets of CIP	3.4	8.5
Investments of CIP	584.9	316.6
Total assets	591.7	339.7

Debt of CIP	555.2	15.1
Other liabilities of CIP	36.5	105.0
Total liabilities	591.7	120.1
Total equity	—	219.6
Total liabilities and equity	591.7	339.7
During the six months ended June 30, 2018, the company determined that it was no longer the primary beneficiary of two VIEs (June 30, 2017: the company determined that it was no longer the primary beneficiary of four VIEs and one voting rights entity (VOE)). The amounts deconsolidated from the Condensed Consolidated Balance Sheets are illustrated in the table below. There was no net impact to the Condensed Consolidated Statements of Income for the six months ended June 30, 2018 and 2017 from the deconsolidation of these investment products.

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
$ in millions	VIEs	VIEs	VOEs
Cash and cash equivalents of CIP	39.3	14.5	—
Accounts receivable and other assets of CIP	8.3	3.8	0.2
Investments of CIP	339.9	139.9	49.8
Total assets	387.5	158.2	50.0

Debt of CIP	375.3	4.2	—
Other liabilities of CIP	3.2	1.9	—
Total liabilities	378.5	6.1	—
Total equity	9.0	152.1	50.0
Total liabilities and equity	387.5	158.2	50.0

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	5,174.0	—	5,174.0	—	—
Bonds	274.9	—	274.9	—	—
Equity securities	197.1	197.1	—	—	—
Equity and fixed income mutual funds	20.1	20.1	—	—	—
Investments in other private equity funds	174.3	—	—	—	174.3
Real estate investments	52.0	—	—	52.0	—
Total assets at fair value	5,892.4	217.2	5,448.9	52.0	174.3

	As of December 31, 2017
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	4,894.2	—	4,894.2	—	—
Bonds	302.0	—	302.0	—	—
Equity securities	203.2	198.8	4.4	—	—
Equity and fixed income mutual funds	19.0	19.0	—	—	—
Investments in other private equity funds	163.4	—	—	—	163.4
Real estate investments	76.2	—	—	76.2	—
Total assets at fair value	5,658.0	217.8	5,200.6	76.2	163.4

The following tables show a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Three months ended June 30, 2018	Six months ended June 30, 2018
$ in millions	Level 3 Assets	Level 3 Assets
Beginning balance	81.2	76.2
Purchases	13.0	13.0
Sales	(44.8)	(45.5)
Gains and losses included in the Condensed Consolidated Statements of Income*	2.6	8.3
Ending balance	52.0	52.0

	Three months ended June 30, 2017	Six months ended June 30, 2017
$ in millions	Level 3 Assets	Level 3 Assets
Beginning balance	54.8	40.7
Purchases	—	15.1
Sales	(5.1)	(5.1)
Gains and losses included in the Condensed Consolidated Statements of Income*	10.2	9.2
Ending balance	59.9	59.9
____________

*
Included in gains/(losses) of CIP, net in the Condensed Consolidated Statements of Income for the six months ended June 30, 2018 are $21.1 million, in net unrealized gains attributable to investments still held at June 30, 2018 by CIP (for the six months ended June 30, 2017: $8.8 million, in net unrealized gains are attributable to investments still held at June 30, 2017 by CIP).

The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments of $5,124.5 million, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2018 and 2026, pay interest at LIBOR plus a spread of up to 9.5%, and typically range in S&P credit rating categories from BBB down to unrated. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At June 30, 2018, the unpaid principal balance exceeds the fair value of the senior secured bank loans and bonds by approximately $52.7 million (December 31, 2017: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $84.6 million). Approximately less than 1% of the collateral assets were in default as of June 30, 2018 and 2017. CLO investments are valued based on price quotations provided by third party pricing sources. These third party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations on a daily basis. If necessary, price quotations are challenged through a third-party pricing challenge process.
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

Quantitative Information about Level 3 Fair Value Measurements
The following tables show significant unobservable inputs used in the fair value measurement of level 3 assets at June 30, 2018 and December 31, 2017:

Assets and Liabilities *	Fair Value at June 30, 2018 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Real Estate Investments	$39.4	Discounted Cash Flow	Discount rate	7% - 25%	24.0%
			Terminal capitalization rate	4.25%	4.25%
			Average rent growth rate	2% - 3%	2.5%

*	Excluded from the table above are $12.6 million of investments held by consolidated real estate funds that were valued using recent private market transactions

Assets and Liabilities	Fair Value at December 31, 2017 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Real Estate Investments	$76.2	Discounted Cash Flow	Discount rate	7% - 33%	17.0%
			Terminal capitalization rate	5.3%	5.3%
			Average rent growth rate	2% - 3%	2.5%
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

The table below summarizes as of June 30, 2018 and December 31, 2017, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized.

	June 30, 2018			December 31, 2017
in millions, except term data	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity funds (1)	$174.3	$71.1	5.4 years	$163.4	$53.9	5.5 years
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

	Three months ended June 30,		Six months ended June 30,
$ in millions	2018	2017	2018	2017
Affiliated operating revenues:
Investment management fees	925.5	885.4	1,841.6	1,717.5
Service and distribution fees	239.7	210.8	485.0	416.9
Performance fees	2.6	3.4	6.7	11.7
Other	45.9	14.2	100.7	31.0
Total affiliated operating revenues	1,213.7	1,113.8	2,434.0	2,177.1

$ in millions	June 30, 2018	December 31, 2017
Affiliated asset balances:
Cash and cash equivalents	472.5	875.5
Unsettled fund receivables	573.0	204.0
Accounts receivable	348.4	359.9
Investments	686.0	608.5
Assets held for policyholders	12,199.3	12,444.2
Other assets	4.9	9.2
Total affiliated asset balances	14,284.1	14,501.3

Affiliated liability balances:
Accrued compensation and benefits	76.3	90.7
Accounts payable and accrued expenses	64.4	64.5
Unsettled fund payables	401.7	288.8
Total affiliated liability balances	542.4	444.0
14. BUSINESS COMBINATIONS
On April 6, 2018, the company acquired the Guggenheim Investments' ETF business for $1.2 billion. The company borrowed $835 million on its credit facility in connection with the acquisition.  The initial estimates of identified assets acquired in the purchase are $527 million of acquired intangible assets (primarily indefinite-lived fund management contracts) and $677 million of tax deductible goodwill.

On June 4, 2018, the company acquired Intelliflo, a market-leading UK provider of advisor focused digital solutions. Our initial estimated purchase price allocation consists primarily of acquired intangible assets (customer relationships, developed technology and related assets) and goodwill.

As the company receives additional information related to these recent transactions, certain initially recorded estimates may change.

15.  SUBSEQUENT EVENTS
On July 26, 2018, the company announced a second quarter 2018 dividend of 30.0 cents per share, payable on September 4, 2018, to shareholders of record at the close of business on August 16, 2018 with an ex-dividend date of August 15, 2018.

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
The three months ended June 30, 2018 saw continued volatility impact in the global markets as strong economic data was offset by increasing geopolitical uncertainty and rising global trade tensions. In the US, strong earnings growth and employment data helped propel the markets higher during the period while increased fears of negative trade actions between the U.S. and China dampened market enthusiasm, leading the S&P 500 Index to end the quarter up 2.9%. European markets were lifted by strong economic indicators and reduced political uncertainty during the quarter. With the Bank of England electing to maintain current interest rate levels, providing a lift for UK companies, the FTSE 100 was driven higher to finish the quarter up 8.2%. In Japan, increasing concerns around the potential for trade conflict between the US and China impacted markets, but a positive economic outlook and weakening Yen helped to drive markets higher with the Nikkei 225 finishing the quarter up 5.4%.
Bond returns for the quarter were mixed as the uncertainty on global trade policies and divergence of the economic outlook for the U.S. versus global economies increased volatility and depressed prices. U.S. government bonds outperformed global and corporate bonds for the period and led to the U.S. Aggregate Bond Index finishing down 0.2% for the quarter.

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and six months ended periods ended June 30, 2018 and 2017:

	Index expressed in currency	Three months ended June 30,		Six months ended June 30,
Equity Index		2018	2017	2018	2017
S&P 500	U.S. Dollar	2.9%	2.6%	1.7%	8.2%
FTSE 100	British Pound	8.2%	(0.1)%	(0.7)%	2.4%
FTSE 100	U.S. Dollar	1.9%	3.6%	(3.1)%	7.9%
Nikkei 225	Japanese Yen	5.4%	6.0%	(2.0)%	4.8%
Nikkei 225	U.S. Dollar	1.3%	5.0%	(0.4)%	8.8%
MSCI Emerging Markets	U.S. Dollar	(8.5)%	5.5%	(7.7)%	17.2%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	(0.2)%	1.5%	(1.6)%	2.3%
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

Invesco benefits from our long-term efforts to ensure a diversified base of AUM. One of Invesco's core strengths, and a key differentiator for the company within the industry, is our broad diversification across client domiciles, asset classes and distribution channels. Our geographical diversification recognizes growth opportunities in different parts of the world. This broad diversification mitigates the impact on Invesco of different market cycles and enables the company to take advantage of growth opportunities in various markets and channels. The Company is moving to a unified brand - Invesco, while preserving the time-tested and distinctive investment perspectives, processes and approaches of our different investment teams across the globe. This effort will contribute to a more consistent client experience across multiple markets and strengthen our ability to market our comprehensive range of capabilities more effectively.

On April 6, 2018 the company completed its previously announced acquisition of Guggenheim Investments’ exchange-traded funds (ETF) business, which consists of $38.1 billion of assets under management (at date of acquisition). The acquisition strengthens Invesco’s market-leading ETF capabilities as well as the firm’s efforts to meet the needs of institutional and retail clients in the U.S. and across the globe, which will contribute further to the growth and long-term success of the business. With this acquisition, Invesco’s ETF assets under management total $219.9 billion globally (as of June 30, 2018). The aggregate purchase price paid by Invesco upon completion of the transaction was $1.2 billion.

On June 4, 2018, the company acquired Intelliflo, the No. 1 technology platform for financial advisors in the UK.(1) The addition of Intelliflo builds on the 2016 acquisition of Jemstep to deliver a global, advisor-focused digital platform that enhances the firm’s ability to meet evolving client needs.

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

On December 22, 2017, the 2017 Tax Act was signed into law. The 2017 Tax Act, among other items, reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. Our intention is to use the additional cash flow generated from the lower tax rate first to reduce the outstanding balance on the credit facility resulting from acquisitions. After the credit facility balance is reduced, any residual excess will follow our capital management priorities.

In addition, during the second quarter of 2018:

•
The Invesco Global Investment Grade Corporate Bond Fund was named best fund in the Bond Global Corporates category over 3 and 5 years in the UK and Europe in the recent 2018 Thompson Reuters Lipper Fund Awards.

•	"Risk & Reward," our flagship global thought leadership publication was honored at the 15th annual Gramercy Institute Marketing Strategy Awards.

•	Invesco won an acclaimed Gold Stevie Award 2018 for its Cross Boarder Purpose Campaign, as well as a Bronze Stevie Award for the smart beta study European Investor Research 2017.

•
Global credit rating agency Fitch Ratings assigned a first-time fund credit quality rating of BBB-f to the Invesco India Bond Fund. The rating makes our India Bond Fund the first among our peers to receive a credit rating from an international agency.

•
Invesco, along with our joint venture Invesco Great Wall, were honored with four awards at the 6th annual Best of the Best Awards organized by Asia Asset Management. These awards recognize excellence in the fund management industry across the Asia Pacific region.

•
Invesco launched two new ETFs to the market - the Invesco MSCI Saudi Arabia UCITS ETF, focused on delivering pure passive exposure to Saudi Arabia, and the Invesco AT1 Capital Bond UCITS ETF, offering access to higher yielding convertible assets.

Invesco Great Wall, the company's joint venture in China, is experiencing strong demand. In June, Invesco Great Wall's Jingyi Money Market Fund was selected as one of seven money market funds to be included in the money market program, Yu'E Bao, administered by Ant Financial, an affiliate of Alibaba. Given Invesco's leadership of the joint venture, the recent change in regulation allowing increased foreign ownership, and active dialogue with Invesco's joint venture partners around gaining additional ownership interests, the company will begin reporting 100% of the flows and AUM for Invesco Great Wall beginning in the third quarter. We expect that total flows (including those into money market) from IGW for the third quarter will be approximately $6 billion.

One of the company's strategic objectives is to harness the power of our global platform by improving effectiveness and efficiency by allocating our resources to the opportunities that will best benefit clients and our business. During 2018, the company has continued our efforts to transform several key business support functions to become more effective and efficient by leveraging shared service centers, outsourcing, automating key processes and optimizing the company's office footprint. Consistent with this objective, business optimization charges of $6.0 million and $14.2 million were recorded during the three and six months ended June 30, 2018. Total costs of these initiatives at completion are estimated to be approximately $156 million, of which $20 million remains to be incurred through 2018, including an ongoing large-scale outsourcing project. At the end of the second quarter 2018, these initiatives have produced annualized run-rate expense savings of approximately $52 million, and by completion in 2018, the annualized run-rate savings is expected to be up to $65 million.

(1) Data as of June 30, 2018. Source: Platform - Adviser Market: Fintech and Digital, January 2018 report.

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
The impact of CIP is so significant to the presentation of the company’s Condensed Consolidated Financial Statements that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow the AUM discussion:

•	Results of Operations (three and six months ended June 30, 2018 compared to three and six months ended June 30, 2017);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.
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
Summary Operating Information
Summary operating information is presented in the table below:

$ in millions, other than per share amounts, operating margins and AUM	Three months ended June 30,		Six months ended June 30,
U.S. GAAP Financial Measures Summary	2018	2017	2018	2017
Operating revenues	1,360.6	1,254.4	2,716.4	2,447.0
Operating income	331.3	318.3	652.4	576.2
Operating margin	24.3%	25.4%	24.0%	23.5%
Net income attributable to Invesco Ltd.	245.1	239.6	499.0	451.6
Diluted EPS	0.59	0.58	1.21	1.10

Non-GAAP Financial Measures Summary
Net revenues (1)	974.0	906.3	1,932.0	1,773.4
Adjusted operating income (2)	376.6	355.9	733.9	682.3
Adjusted operating margin (2)	38.7%	39.3%	38.0%	38.5%
Adjusted net income attributable to Invesco Ltd. (3)	273.1	264.5	547.0	515.0
Adjusted diluted EPS (3)	0.66	0.64	1.32	1.26

Assets Under Management
Ending AUM (billions)	963.3	858.3	963.3	858.3
Average AUM (billions)	973.9	849.2	962.6	839.5
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

	Benchmark Comparison			Peer Group Comparison
	% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	1yr	3yr	5yr
Equities
U.S. Core	21%	6%	13%	23%	0%	7%
U.S. Growth	40%	27%	83%	37%	83%	84%
U.S. Value	53%	48%	53%	35%	48%	53%
Sector Funds	93%	31%	26%	40%	27%	23%
U.K.	6%	6%	24%	2%	6%	15%
Canadian	0%	11%	0%	0%	11%	0%
Asian	62%	87%	89%	78%	87%	85%
Continental European	54%	74%	96%	53%	59%	98%
Global	46%	42%	56%	59%	65%	76%
Global Ex U.S. and Emerging Markets	1%	5%	11%	0%	5%	4%
Fixed Income
Money Market	99%	98%	99%	96%	95%	98%
U.S. Fixed Income	76%	89%	89%	60%	79%	86%
Global Fixed Income	37%	46%	51%	50%	44%	40%
Stable Value	100%	100%	100%	100%	100%	100%
Other
Alternatives	36%	72%	55%	49%	88%	62%
Balanced	53%	60%	46%	31%	92%	93%
_____________________________

(1)
Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary funds, unit investment trusts, fund of funds with component funds managed by Invesco, stable value building block funds and CDOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. AUM measured in the one, three, and five year quartile rankings represents 53%, 53%, and 49% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three, and five year basis represents 65%, 63%, and 58% of total Invesco AUM as of 6/30/18. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (Lipper, Morningstar, IA, Russell, Mercer, eVestment Alliance, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

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
The table below illustrates the spot foreign exchange rates used for translation of non-U.S. Dollar denominated assets, liabilities and AUM into U.S. Dollars:

Spot Foreign Exchange Rates	June 30, 2018	March 31, 2018	December 31, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Pound Sterling ($ per £)	1.320	1.404	1.353	1.299	1.250	1.236
Canadian Dollar (CAD per $)	1.316	1.290	1.253	1.299	1.333	1.341
Japan (¥ per $)	110.760	106.202	112.645	112.375	111.405	116.600
Euro ($ per Euro)	1.168	1.232	1.201	1.140	1.069	1.054
The table below illustrates the average foreign exchange rates used for translation of non-U.S. Dollar denominated income, including revenues and expenses, into U.S. Dollars:

	Three months ended June 30,		Six months ended June 30,
Average Foreign Exchange Rates	2018	2017	2018	2017
Pound Sterling ($ per £)	1.361	1.278	1.376	1.258
Canadian Dollar (CAD per $)	1.291	1.345	1.277	1.334
Japan (¥ per $)	109.058	111.039	108.678	112.386
Euro ($ per Euro)	1.192	1.099	1.211	1.082
A comparison of period end spot rates between June 30, 2018 and December 31, 2017 shows a weakening of the Pound Sterling, the Euro, and the Canadian dollar relative to the U.S. Dollar, offset by the strengthening of the Japanese Yen relative to the U.S. Dollar, which is reflected in the translation of our Pound Sterling-based, Euro-based, Canadian Dollar-based and Japanese Yen-based assets, liabilities and AUM into U.S. Dollars, respectively.
A comparison of the average foreign exchange rates used for the three and six months ended June 30, 2018 when compared to the three and six months ended June 30, 2017 shows a strengthening of the Pound Sterling, the Euro, Canadian Dollar and Japanese Yen relative to the U.S Dollar, which is reflected in the translation of our Pound Sterling-based, Japanese Yen-based, Canadian Dollar-based and Euro-based revenue and expenses into U.S. Dollars.

Assets Under Management movements for the three and six months ended June 30, 2018 compared with the three and six months ended June 30, 2017
The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM include index-based ETFs, unit investment trusts (UITs), non-fee earning leverage, foreign exchange overlays and other passive mandates. Active AUM is total AUM less Passive AUM.
The AUM tables and the discussion below refer to AUM as long-term. In 2017, the company changed the presentation of long-term inflows, outflows and AUM to exclude UITs and product leverage. Non-management fee earning AUM now includes Invesco QQQ, UITs and product leverage. In the AUM tables below, all periods have been reclassified to conform to the new presentation. The net flows in non-management fee earning AUM can be relatively short-term in nature and, due to the relatively low revenue yield, these can have a significant impact on overall net revenue yield.

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
Changes in AUM were as follows:

	For the three months ended June 30,
	2018			2017
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
March 31	934.2	733.9	200.3	834.8	680.5	154.3
Long-term inflows	54.4	35.6	18.8	41.1	33.7	7.4
Long-term outflows	(62.4)	(44.0)	(18.4)	(40.8)	(33.9)	(6.9)
Long-term net flows	(8.0)	(8.4)	0.4	0.3	(0.2)	0.5
Net flows in non-management fee earning AUM	0.9	—	0.9	(0.7)	—	(0.7)
Net flows in institutional money market funds	0.9	0.9	—	2.8	2.8	—
Total net flows	(6.2)	(7.5)	1.3	2.4	2.6	(0.2)
Reinvested distributions (1)	0.7	0.7	—	N/A	N/A	N/A
Market gains and losses (1)	10.3	5.5	4.8	13.0	10.5	2.5
Transfers (4)	—	1.5	(1.5)	—	—	—
Acquisitions (5)	38.1	1.2	36.9	—	—	—
Foreign currency translation	(13.8)	(13.2)	(0.6)	8.1	8.1	—
June 30	963.3	722.1	241.2	858.3	701.7	156.6
Average AUM
Average long-term AUM	805.8	658.1	147.7	701.6	624.1	77.5
Average AUM	973.9	734.9	239.0	849.2	692.4	156.8
Revenue yield
Gross revenue yield on AUM (2)	56.4	69.9	15.5	59.7	69.5	16.6
Gross revenue yield on AUM before performance fees (2)	55.9	69.2	15.5	58.9	68.5	16.6
Net revenue yield on AUM (3)	40.0	48.0	15.5	42.7	48.6	16.6
Net revenue yield on AUM before performance fees (3)	39.5	47.3	15.5	41.8	47.5	16.6

	For the six months ended June 30,
	2018			2017
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
December 31	937.6	738.6	199.0	812.9	668.5	144.4
Long-term inflows	111.0	75.7	35.3	87.5	71.0	16.5
Long-term outflows	(118.7)	(85.6)	(33.1)	(85.6)	(71.7)	(13.9)
Long-term net flows	(7.7)	(9.9)	2.2	1.9	(0.7)	2.6
Net flows in non-management fee earning AUM	0.5	—	0.5	0.5	—	0.5
Net flows in institutional money market funds	1.3	1.3	—	(5.3)	(5.3)	—
Total net flows	(5.9)	(8.6)	2.7	(2.9)	(6.0)	3.1
Reinvested distributions (1)	1.3	1.3	—	N/A	N/A	N/A
Market gains and losses (1)	(1.9)	(6.3)	4.4	36.1	27.1	9.0
Transfers (4)	—	1.5	(1.5)	—	—	—
Acquisitions (5)	38.1	1.2	36.9	—	—	—
Foreign currency translation	(5.9)	(5.6)	(0.3)	12.2	12.1	0.1
June 30	963.3	722.1	241.2	858.3	701.7	156.6
Average AUM
Average long-term AUM	794.5	664.0	130.5	693.8	616.9	76.9
Average AUM	962.6	741.0	221.6	839.5	685.4	154.1
Revenue yield
Gross revenue yield on AUM (2)	57.0	69.7	15.0	58.9	68.5	16.6
Gross revenue yield on AUM before performance fees (2)	56.6	69.1	15.0	58.2	67.7	16.6
Net revenue yield on AUM (3)	40.1	47.6	15.0	42.2	48.0	16.6
Net revenue yield on AUM before performance fees (3)	39.7	47.1	15.0	41.4	47.0	16.6
____________

(1)	In 2018 reinvested distributions are shown in a separate line in the AUM tables. For periods prior to the third quarter of 2017, reinvested distributions are included in market gains and losses.

(2)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding joint venture (JV) AUM. Our share of the average AUM in the three and six months ended June 30, 2018 for our JVs in China was $8.8 billion and $9.3 billion, respectively (three and six months ended June 30, 2017: $8.1 billion and $8.2 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company's true effective fee rate from AUM.

(3)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

(4)	During the second quarter of 2018, $1.5 billion of passive ETF AUM were reclassified to active AUM.

(5)	The acquisition of Guggenheim Investments' ETF business on April 6, 2018 added $38.1 billion in AUM during the quarter.

Flows
AUM at June 30, 2018 were $963.3 billion (June 30, 2017: $858.3 billion). During the three months ended June 30, 2018, we experienced long-term net outflows of $8.0 billion. The company also experienced net inflows of institutional money market funds of $0.9 billion and net inflows in non-management fee earning AUM of $0.9 billion during the period. Long-term net outflows during the three months ended June 30, 2018 consisted of outflows of actively managed AUM products of $8.4 billion, offset by inflows of passive AUM products of $0.4 billion. Long-term net outflows for the period were from our retail distribution channel of $6.7 billion and our institutional distribution channel of $1.3 billion. On a client domicile basis, long-term net outflows were from the U.S., UK and Canada of $6.6 billion, $3.1 billion and $0.1 billion, respectively. These were partially offset by inflows of $1.1 billion and $0.7 billion from Continental Europe and Asia, respectively, during the three months ended June 30, 2018. The acquisition of Guggenheim Investments' ETF business on April 6, 2018 added $38.1 billion in AUM during the quarter.
During the three months ended June 30, 2017, we experienced long-term net inflows of $0.3 billion. We also experienced net inflows in institutional money market funds of $2.8 billion, offset by net outflows in non-management fee earning AUM of $0.7 billion during this period. Long-term net inflows during the three months ended June 30, 2017, included $0.5 billion of inflows in passive AUM, partially offset by outflows of $0.2 billion in actively managed AUM products. Net long-term inflows were from retail distribution channel of $2.3 billion and $2.0 billion of outflows in our institutional channel. On a client domicile basis, long-term net inflows of $4.0 billion and $0.1 billion for Europe and Canada were partially offset by long-term outflows of $1.9 billion, $1.1 billion, and $0.8 billion for U.S., U.K., and Asia, respectively.
Average AUM during the three months ended June 30, 2018 were $973.9 billion, compared to $849.2 billion for the three months ended June 30, 2017.
During the six months ended June 30, 2018, we experienced long-term net outflows of $7.7 billion. The company also experienced net inflows of institutional money market funds of $1.3 billion and net inflows in non-management fee earning AUM of $0.5 billion during the period. Long-term net outflows during the six months ended June 30, 2018 consisted of outflows of actively managed AUM products of $9.9 billion, offset by inflows of passive AUM products of $2.2 billion. Long-term net outflows for the period were from our retail distribution channel of $8.8 billion, offset by inflows from our institutional distribution channel of $1.1 billion. On a client domicile basis, long-term net outflows were from the U.S., UK and Canada of $9.1 billion , $4.2 billion and $0.2 billion, respectively. These were partially offset by inflows of $3.2 billion and $2.6 billion form Continental Europe and Asia, respectively, during the six months ended June 30, 2018. The acquisition of Guggenheim Investments' ETF business on April 6, 2018 added $38.1 billion in AUM during the six months ended June 30, 2018.
During the six months ended June 30, 2017, we experienced long-term net inflows of $1.9 billion. We also experienced net inflows in non-management fee earning AUM of $0.5 billion and net outflows in institutional money market funds of $5.3 billion during this period. Long-term net inflows during the six months ended June 30, 2017, included $2.6 billion of inflows in passive AUM, partially offset by outflows of $0.7 billion actively managed AUM products. Net long-term inflows were from retail distribution channel of $4.9 billion and $3.0 billion of outflows in our institutional channel. On a client domicile basis, long-term net inflows of $5.7 billion and $0.4 billion for Europe and Asia were partially offset by long-term outflows of $2.9 billion, $1.2 billion, and $0.1 billion for U.K., U.S., and Canada, respectively.
Average AUM during the six months ended June 30, 2018 were $962.6 billion, compared to $839.5 billion for the six months ended June 30, 2017.
Market Returns and Reinvested Distributions
During the three months ended June 30, 2018, positive market movement led to a $10.3 billion increase in AUM, with gains in our equity asset class of $11.4 billion, balanced asset class of $0.3 billion and money market assets class of $0.1 billion. Reinvested distributions of $0.7 billion were from the equity asset class of $0.3 billion, fixed income class of $0.3 billion and alternatives asset class of $0.1 billion. During the three months ended June 30, 2017, positive market movement including reinvested distributions led to a $13.0 billion increase in AUM, primarily with gains in the equity asset class of $10.9 billion, fixed income class of 2.0 billion and balanced asset class of $0.2 billion.
During the six months ended June 30, 2018, negative market movement led to a $1.9 billion decrease in AUM, with losses in our fixed income class of $2.8 billion, alternatives class of $1.4 billion and balanced asset class of $1.0 billion. Reinvested distributions of $1.3 billion were from the equity asset class of $0.6 billion, fixed income class of $0.5 billion and alternatives asset class of $0.2 billion. During the six months ended June 30, 2017, positive market movement including reinvested distributions led to a $36.1 billion increase in AUM, primarily with gains in the equity asset class of $31.1 billion, fixed income class of $3.7 billion and balanced asset class of $1.5 billion,
Guggenheim ETF Acquisition
On April 6, 2018, we completed the acquisition of Guggenheim Investments' ETF business, which added $38.1 billion in AUM at date of purchase.
Foreign Exchange Rates
During the three months ended June 30, 2018, we experienced decreases in AUM of $13.8 billion due to changes in foreign exchange rates. In the three months ended June 30, 2017, AUM increased by $8.1 billion due to foreign exchange rate changes. See the company's disclosures regarding the changes in foreign exchange rates during three months ended June 30,

2018 in the “Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations” section above for additional information regarding the movement of foreign exchange rates.
During the six months ended June 30, 2018, we experienced decreases in AUM of $5.9 billion due to changes in foreign exchange rates. In the six months ended June 30, 2017, AUM increased by $12.2 billion due to foreign exchange rate changes. See the company's disclosures regarding the changes in foreign exchange rates during six months ended June 30, 2018 in the “Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations” section above for additional information regarding the movement of foreign exchange rates.
Revenue Yield
Gross revenue yield on AUM decreased 3.3 basis points to 56.4 basis points in the three months ended June 30, 2018 from the three months ended June 30, 2017 level of 59.7 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure for the reasons outlined in footnote 2 to the Changes in AUM table above.
Net revenue yield on AUM decreased 2.7 basis points to 40.0 basis points in the three months ended June 30, 2018 when compared to the three months ended June 30, 2017 yield of 42.7 basis points. Excluding performance fees, the net revenue yield decreased 2.3 basis point to 39.5 basis points in the three months ended June 30, 2018 (three months ended June 30, 2017: 41.8 basis points). Net revenue yield on AUM decreased 2.1 basis points to 40.1 basis points in the six months ended June 30, 2018 when compared to the six months ended June 30, 2017 yield of 42.2 basis points. Excluding performance fees, the net revenue yield decreased 1.7 basis point to 39.7 basis points in the six months ended June 30, 2018 (six months ended June 30, 2017: 41.4 basis points).
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
Additionally, changes in our AUM mix significantly impact our net revenue yield. Passive AUM generally earn a lower effective fee rate than active asset classes.  The acquisitions of the European ETF business in the third quarter of 2017 and the Guggenheim ETF acquisition in April 2018 increased the level of passive AUM and have a dilutive impact on the company's overall net revenue yield.
At June 30, 2018, passive AUM were $241.2 billion, representing 25.0% of total AUM at that date; whereas at June 30, 2017, passive AUM were $156.6 billion, representing 18.2% of our total AUM at that date. In the three months ended June 30, 2018, the net revenue yield on passive AUM was 15.5 basis points compared to 16.6 basis points in the three months ended June 30, 2017, a decrease of 1.1 basis points. In the six months ended June 30, 2018, the net revenue yield on passive AUM was 15.0 basis points compared to 16.6 basis points in the six months ended June 30, 2017, a decrease of 1.6 basis points.
Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:

Total AUM by Channel(1)
As of and for the Three Months Ended June 30, 2018 and 2017:

$ in billions	Total	Retail	Institutional
March 31, 2018	934.2	599.4	334.8
Long-term inflows	54.4	42.3	12.1
Long-term outflows	(62.4)	(49.0)	(13.4)
Long-term net flows	(8.0)	(6.7)	(1.3)
Net flows in non-management fee earning AUM	0.9	1.6	(0.7)
Net flows in institutional money market funds	0.9	1.7	(0.8)
Total net flows	(6.2)	(3.4)	(2.8)
Reinvested distributions (2)	0.7	0.7	—
Market gains and losses (2)	10.3	9.5	0.8
Acquisitions (9)	38.1	38.1	—
Foreign currency translation	(13.8)	(8.8)	(5.0)
June 30, 2018	963.3	635.5	327.8

March 31, 2017	834.8	552.1	282.7
Long-term inflows	41.1	33.3	7.8
Long-term outflows	(40.8)	(31.0)	(9.8)
Long-term net flows	0.3	2.3	(2.0)
Net flows in non-management fee earning AUM	(0.7)	(0.7)	—
Net flows in institutional money market funds	2.8	—	2.8
Total net flows	2.4	1.6	0.8
Reinvested distributions (2)	N/A	N/A	N/A
Market gains and losses (2)	13.0	12.0	1.0
Foreign currency translation	8.1	6.7	1.4
June 30, 2017	858.3	572.4	285.9
As of and for the Six Months Ended June 30, 2018 and 2017:

$ in billions	Total	Retail	Institutional
December 31, 2017	937.6	637.0	300.6
Long-term inflows	111.0	86.0	25.0
Long-term outflows	(118.7)	(94.8)	(23.9)
Long-term net flows	(7.7)	(8.8)	1.1
Net flows in non-management fee earning AUM	0.5	1.5	(1.0)
Net flows in institutional money market funds	1.3	1.7	(0.4)
Total net flows	(5.9)	(5.6)	(0.3)
Reinvested distributions (2)	1.3	1.3	—
Transfers (8)	—	(29.5)	29.5
Market gains and losses (2)	(1.9)	(1.5)	(0.4)
Acquisitions (9)	38.1	38.1	—
Foreign currency translation	(5.9)	(4.3)	(1.6)
June 30, 2018	963.3	635.5	327.8

December 31, 2016	812.9	526.5	286.4
Long-term inflows	87.5	71.6	15.9
Long-term outflows	(85.6)	(66.7)	(18.9)
Long-term net flows	1.9	4.9	(3.0)
Net flows in non-management fee earning AUM	0.5	(0.5)	1.0
Net flows in institutional money market funds	(5.3)	—	(5.3)
Total net flows	(2.9)	4.4	(7.3)
Reinvested distributions (2)	N/A	N/A	N/A
Market gains and losses (2)	36.1	32.4	3.7
Foreign currency translation	12.2	9.1	3.1
June 30, 2017	858.3	572.4	285.9
___________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel(1)
As of and for the Three Months Ended June 30, 2018 and 2017:

$ in billions	Total	Retail	Institutional
March 31, 2018	200.3	183.5	16.8
Long-term inflows	18.8	18.8	—
Long-term outflows	(18.4)	(18.4)	—
Long-term net flows	0.4	0.4	—
Net flows in non-management fee earning AUM	0.9	1.6	(0.7)
Net flows in institutional money market funds	—	—	—
Total net flows	1.3	2.0	(0.7)
Transfers (8)	(1.5)	(1.5)	—
Market gains and losses	4.8	5.3	(0.5)
Acquisitions (9)	36.9	36.9	—
Foreign currency translation	(0.6)	(0.6)	—
June 30, 2018	241.2	225.6	15.6

March 31, 2017	154.3	138.5	15.8
Long-term inflows	7.4	7.4	—
Long-term outflows	(6.9)	(6.4)	(0.5)
Long-term net flows	0.5	1.0	(0.5)
Net flows in non-management fee earning AUM	(0.7)	(0.7)	—
Net flows in institutional money market funds	—	—	—
Total net flows	(0.2)	0.3	(0.5)
Market gains and losses	2.5	2.7	(0.2)
Foreign currency translation	—	—	—
June 30, 2017	156.6	141.5	15.1
As of and for the Six Months Ended June 30, 2018 and 2017:

$ in billions	Total	Retail	Institutional
December 31, 2017	199.0	182.0	17.0
Long-term inflows	35.3	35.3	—
Long-term outflows	(33.1)	(33.1)	—
Long-term net flows	2.2	2.2	—
Net flows in non-management fee earning AUM	0.5	1.5	(1.0)
Net flows in institutional money market funds	—	—	—
Total net flows	2.7	3.7	(1.0)
Transfers (8)	(1.5)	(1.4)	(0.1)
Market gains and losses	4.4	4.8	(0.4)
Acquisitions (9)	36.9	36.9	—
Foreign currency translation	(0.3)	(0.4)	0.1
June 30, 2018	241.2	225.6	15.6

December 31, 2016	144.4	128.8	15.6
Long-term inflows	16.5	16.5	—
Long-term outflows	(13.9)	(12.7)	(1.2)
Long-term net flows	2.6	3.8	(1.2)
Net flows in non-management fee earning AUM	0.5	(0.5)	1.0
Net flows in institutional money market funds	—	—	—
Total net flows	3.1	3.3	(0.2)
Market gains and losses	9.0	9.4	(0.4)
Foreign currency translation	0.1	—	0.1
June 30, 2017	156.6	141.5	15.1
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class(3)
As of and for the Three Months Ended June 30, 2018 and 2017:

$ in billions	Total	Equity	Fixed Income(3)	Balanced	Money Market(6)	Alternatives(5)
March 31, 2018	934.2	420.6	227.9	59.7	79.6	146.4
Long-term inflows	54.4	26.5	13.1	3.6	1.3	9.9
Long-term outflows	(62.4)	(34.5)	(14.0)	(4.3)	(1.2)	(8.4)
Long-term net flows	(8.0)	(8.0)	(0.9)	(0.7)	0.1	1.5
Net flows in non-management fee earning AUM	0.9	1.7	(0.8)	—	—	—
Net flows in institutional money market funds	0.9	—	—	—	0.9	—
Total net flows	(6.2)	(6.3)	(1.7)	(0.7)	1.0	1.5
Reinvested distributions (2)	0.7	0.3	0.3	—	—	0.1
Market gains and losses (2)	10.3	11.4	(1.2)	0.3	0.1	(0.3)
Acquisitions (9)	38.1	26.9	9.9	—	—	1.3
Foreign currency translation	(13.8)	(6.0)	(2.5)	(1.9)	(0.3)	(3.1)
June 30, 2018	963.3	446.9	232.7	57.4	80.4	145.9
Average AUM	973.9	450.5	235.2	58.9	82.2	147.1
% of total average AUM	100.0%	46.3%	24.2%	6.0%	8.4%	15.1%

March 31, 2017	834.8	381.8	203.8	48.9	73.1	127.2
Long-term inflows	41.1	18.0	10.7	3.6	1.0	7.8
Long-term outflows	(40.8)	(22.9)	(8.4)	(2.1)	(0.9)	(6.5)
Long-term net flows	0.3	(4.9)	2.3	1.5	0.1	1.3
Net flows in non-management fee earning AUM	(0.7)	(0.5)	(0.2)	—	—	—
Net flows in institutional money market funds	2.8	—	—	—	2.8	—
Total net flows	2.4	(5.4)	2.1	1.5	2.9	1.3
Reinvested distributions (2)	N/A	N/A	N/A	N/A	N/A	N/A
Market gains and losses (2)	13.0	10.9	2.0	0.2	—	(0.1)
Foreign currency translation	8.1	3.9	1.0	1.6	0.1	1.5
June 30, 2017	858.3	391.2	208.9	52.2	76.1	129.9
Average AUM	849.2	388.8	207.2	50.8	73.8	128.6
% of total average AUM	100.0%	45.8%	24.4%	6.0%	8.7%	15.1%

As of and for the Six Months Ended June 30, 2018 and 2017:

$ in billions	Total	Equity	Fixed Income(3)	Balanced	Money Market(6)	Alternatives(5)
December 31, 2017	937.6	431.2	225.8	57.7	78.7	144.2
Long-term inflows	111.0	52.1	28.0	9.0	3.0	18.9
Long-term outflows	(118.7)	(65.8)	(26.6)	(7.2)	(2.6)	(16.5)
Long-term net flows	(7.7)	(13.7)	1.4	1.8	0.4	2.4
Net flows in non-management fee earning AUM	0.5	1.7	(1.2)	—	—	—
Net flows in institutional money market funds	1.3	—	—	—	1.3	—
Total net flows	(5.9)	(12.0)	0.2	1.8	1.7	2.4
Reinvested distributions (2)	1.3	0.6	0.5	—	—	0.2
Market gains and losses (2)	(1.9)	3.1	(2.8)	(1.0)	0.2	(1.4)
Acquisitions (9)	38.1	26.9	9.9	—	—	1.3
Foreign currency translation	(5.9)	(2.9)	(0.9)	(1.1)	(0.2)	(0.8)
June 30, 2018	963.3	446.9	232.7	57.4	80.4	145.9
Average AUM	962.6	443.8	231.2	58.9	82.2	146.5
% of total average AUM	100.0%	46.1%	24.0%	6.1%	8.5%	15.2%

December 31, 2016	812.9	364.1	201.7	46.8	78.3	122.0
Long-term inflows	87.5	38.3	21.9	6.3	1.8	19.2
Long-term outflows	(85.6)	(47.5)	(18.0)	(4.3)	(1.8)	(14.0)
Long-term net flows	1.9	(9.2)	3.9	2.0	—	5.2
Net flows in non-management fee earning AUM	0.5	(0.2)	0.7	—	—	—
Net flows in institutional money market funds	(5.3)	—	—	—	(5.3)	—
Total net flows	(2.9)	(9.4)	4.6	2.0	(5.3)	5.2
Reinvested distributions (2)	N/A	N/A	N/A	N/A	N/A	N/A
Market gains and losses (2)	36.1	31.1	3.7	1.5	—	(0.2)
Transfers (4)	—	—	(3.0)	—	3.0	—
Foreign currency translation	12.2	5.4	1.9	1.9	0.1	2.9
June 30, 2017	858.3	391.2	208.9	52.2	76.1	129.9
Average AUM	839.5	382.8	204.7	49.5	75.6	127.0
% of total average AUM	100.0%	45.6%	24.4%	5.9%	9.0%	15.1%
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class(3)
As of and for the Three Months Ended June 30, 2018 and 2017:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(5)
March 31, 2018	200.3	128.3	56.8	—	—	15.2
Long-term inflows	18.8	12.5	3.9	—	—	2.4
Long-term outflows	(18.4)	(11.8)	(4.3)	—	—	(2.3)
Long-term net flows	0.4	0.7	(0.4)	—	—	0.1
Net flows in non-management fee earning AUM	0.9	1.7	(0.8)	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	1.3	2.4	(1.2)	—	—	0.1
Market gains and losses	4.8	6.0	(0.6)	—	—	(0.6)
Transfers (8)	(1.5)	—	(0.3)	—	—	(1.2)
Acquisitions (9)	36.9	26.9	8.7	—	—	1.3
Foreign currency translation	(0.6)	(0.3)	(0.3)	—	—	—
June 30, 2018	241.2	163.3	63.1	—	—	14.8
Average AUM	239.0	159.5	63.8	—	—	15.7
% of total average AUM	100.0%	66.7%	26.7%	—%	—%	6.6%

March 31, 2017	154.3	101.2	45.1	—	—	8.0
Long-term inflows	7.4	4.7	2.3	—	—	0.4
Long-term outflows	(6.9)	(4.7)	(0.7)	—	—	(1.5)
Long-term net flows	0.5	—	1.6	—	—	(1.1)
Net flows in non-management fee earning AUM	(0.7)	(0.5)	(0.2)	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	(0.2)	(0.5)	1.4	—	—	(1.1)
Market gains and losses	2.5	2.8	—	—	—	(0.3)
Foreign currency translation	—	—	—	—	—	—
June 30, 2017	156.6	103.5	46.5	—	—	6.6
Average AUM	156.8	103.5	46.2	—	—	7.1
% of total average AUM	100.0%	66.0%	29.5%	—%	—%	4.5%

As of and for the Six Months Ended June 30, 2018 and 2017:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives(5)
December 31, 2017	199.0	128.4	57.3	—	—	13.3
Long-term inflows	35.3	22.8	7.2	—	—	5.3
Long-term outflows	(33.1)	(22.4)	(7.1)	—	—	(3.6)
Long-term net flows	2.2	0.4	0.1	—	—	1.7
Net flows in non-management fee earning AUM	0.5	1.7	(1.2)	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	2.7	2.1	(1.1)	—	—	1.7
Market gains and losses	4.4	6.1	(1.3)	—	—	(0.4)
Transfers (8)	(1.5)	—	(0.3)	—	—	(1.2)
Acquisitions (9)	36.9	26.9	8.7	—	—	1.3
Foreign currency translation	(0.3)	(0.2)	(0.2)	—	—	0.1
June 30, 2018	241.2	163.3	63.1	—	—	14.8
Average AUM	221.6	146.2	60.3	—	—	15.1
% of total average AUM	100.0%	66.0%	27.2%	—%	—%	6.8%

December 31, 2016	144.4	93.5	41.7	—	—	9.2
Long-term inflows	16.5	10.3	5.1	—	—	1.1
Long-term outflows	(13.9)	(9.5)	(1.3)	—	—	(3.1)
Long-term net flows	2.6	0.8	3.8	—	—	(2.0)
Net flows in non-management fee earning AUM	0.5	(0.2)	0.7	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	3.1	0.6	4.5	—	—	(2.0)
Market gains and losses	9.0	9.4	0.3	—	—	(0.7)
Foreign currency translation	0.1	—	—	—	—	0.1
June 30, 2017	156.6	103.5	46.5	—	—	6.6
Average AUM	154.1	100.7	45.4	—	—	8.1
% of total average AUM	100.0%	65.3%	29.4%	—%	—%	5.3%
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile(7)
As of and for the Three Months Ended June 30, 2018 and 2017:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
March 31, 2018	934.2	580.7	25.7	109.2	129.7	88.9
Long-term inflows	54.4	23.9	1.1	3.3	17.9	8.2
Long-term outflows	(62.4)	(30.5)	(1.2)	(6.4)	(16.8)	(7.5)
Long-term net flows	(8.0)	(6.6)	(0.1)	(3.1)	1.1	0.7
Net flows in non-management fee earning AUM	0.9	0.9	—	—	—	—
Net flows in institutional money market funds	0.9	1.7	—	(2.0)	(0.4)	1.6
Total net flows	(6.2)	(4.0)	(0.1)	(5.1)	0.7	2.3
Reinvested distributions (2)	0.7	0.5	—	0.2	—	—
Market gains and losses (2)	10.3	6.8	0.3	2.5	0.5	0.2
Acquisitions (9)	38.1	38.1	—	—	—	—
Foreign currency translation	(13.8)	—	(0.5)	(5.9)	(4.6)	(2.8)
June 30, 2018	963.3	622.1	25.4	100.9	126.3	88.6

March 31, 2017	834.8	550.0	23.9	101.0	77.6	82.3
Long-term inflows	41.1	21.3	1.1	4.0	9.8	4.9
Long-term outflows	(40.8)	(23.2)	(1.0)	(5.1)	(5.8)	(5.7)
Long-term net flows	0.3	(1.9)	0.1	(1.1)	4.0	(0.8)
Net flows in non-management fee earning AUM	(0.7)	(0.7)	—	—	—	—
Net flows in institutional money market funds	2.8	3.6	—	(1.8)	(0.1)	1.1
Total net flows	2.4	1.0	0.1	(2.9)	3.9	0.3
Reinvested distributions (2)	N/A	N/A	N/A	N/A	N/A	N/A
Market gains and losses (2)	13.0	8.1	0.1	2.2	1.5	1.1
Foreign currency translation	8.1	0.1	0.7	3.5	3.6	0.2
June 30, 2017	858.3	559.2	24.8	103.8	86.6	83.9
As of and for the Six Months Ended June 30, 2018 and 2017:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2017	937.6	585.4	26.8	110.9	127.1	87.4
Long-term inflows	111.0	50.0	2.6	7.4	35.2	15.8
Long-term outflows	(118.7)	(59.1)	(2.8)	(11.6)	(32.0)	(13.2)
Long-term net flows	(7.7)	(9.1)	(0.2)	(4.2)	3.2	2.6
Net flows in non-management fee earning AUM	0.5	0.5	—	—	—	—
Net flows in institutional money market funds	1.3	2.9	—	(2.3)	(0.3)	1.0
Total net flows	(5.9)	(5.7)	(0.2)	(6.5)	2.9	3.6
Reinvested distributions (2)	1.3	1.0	—	0.3	—	—
Market gains and losses (2)	(1.9)	3.3	0.1	(1.8)	(1.4)	(2.1)
Acquisitions (9)	38.1	38.1	—	—	—	—
Foreign currency translation	(5.9)	—	(1.3)	(2.0)	(2.3)	(0.3)
June 30, 2018	963.3	622.1	25.4	100.9	126.3	88.6

December 31, 2016	812.9	539.5	23.1	98.2	72.1	80.0
Long-term inflows	87.5	46.4	2.2	8.1	18.1	12.7
Long-term outflows	(85.6)	(47.6)	(2.3)	(11.0)	(12.4)	(12.3)
Long-term net flows	1.9	(1.2)	(0.1)	(2.9)	5.7	0.4
Net flows in non-management fee earning AUM	0.5	0.5	—	—	—	—
Net flows in institutional money market funds	(5.3)	(3.6)	—	(1.5)	0.5	(0.7)
Total net flows	(2.9)	(4.3)	(0.1)	(4.4)	6.2	(0.3)
Reinvested distributions (2)	—	—	—	—	—	—
Market gains and losses (2)	36.1	23.9	1.0	5.5	3.8	1.9
Foreign currency translation	12.2	0.1	0.8	4.5	4.5	2.3
June 30, 2017	858.3	559.2	24.8	103.8	86.6	83.9
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile(7)
As of and for the Three Months Ended June 30, 2018 and 2017:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
March 31, 2018	200.3	167.7	0.5	—	31.0	1.1
Long-term inflows	18.8	11.3	—	—	7.3	0.2
Long-term outflows	(18.4)	(11.3)	—	—	(7.0)	(0.1)
Long-term net flows	0.4	—	—	—	0.3	0.1
Net flows in non-management fee earning AUM	0.9	0.9	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	1.3	0.9	—	—	0.3	0.1
Market gains and losses	4.8	5.4	—	—	(0.1)	(0.5)
Transfers (8)	(1.5)	(1.5)	—	—	—	—
Acquisitions (9)	36.9	36.9	—	—	—	—
Foreign currency translation	(0.6)	—	—	—	(0.6)	—
June 30, 2018	241.2	209.4	0.5	—	30.6	0.7

March 31, 2017	154.3	150.2	0.5	—	2.0	1.6
Long-term inflows	7.4	7.0	0.1	—	0.3	—
Long-term outflows	(6.9)	(6.1)	—	—	(0.3)	(0.5)
Long-term net flows	0.5	0.9	0.1	—	—	(0.5)
Net flows in non-management fee earning AUM	(0.7)	(0.7)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	(0.2)	0.2	0.1	—	—	(0.5)
Market gains and losses	2.5	2.4	—	—	0.1	—
Foreign currency translation	—	—	—	—	—	—
June 30, 2017	156.6	152.8	0.6	—	2.1	1.1
As of and for the Six Months Ended June 30, 2018 and 2017:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2017	199.0	167.3	0.6	—	30.0	1.1
Long-term inflows	35.3	20.7	—	—	14.4	0.2
Long-term outflows	(33.1)	(19.7)	(0.1)	—	(13.2)	(0.1)
Long-term net flows	2.2	1.0	(0.1)	—	1.2	0.1
Net flows in non-management fee earning AUM	0.5	0.5	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	2.7	1.5	(0.1)	—	1.2	0.1
Market gains and losses	4.4	5.2	—	—	(0.3)	(0.5)
Transfers (8)	(1.5)	(1.5)	—	—	—	—
Acquisitions (9)	36.9	36.9	—	—	—	—
Foreign currency translation	(0.3)	—	—	—	(0.3)	—
June 30, 2018	241.2	209.4	0.5	—	30.6	0.7

December 31, 2016	144.4	139.9	0.5	—	1.9	2.1
Long-term inflows	16.5	16.0	0.1	—	0.4	—
Long-term outflows	(13.9)	(12.3)	—	—	(0.4)	(1.2)
Long-term net flows	2.6	3.7	0.1	—	—	(1.2)
Net flows in non-management fee earning AUM	0.5	0.5	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	3.1	4.2	0.1	—	—	(1.2)
Market gains and losses	9.0	8.7	—	—	0.2	0.1
Foreign currency translation	0.1	—	—	—	—	0.1
June 30, 2017	156.6	152.8	0.6	—	2.1	1.1

____________

(1)
Channel refers to the internal distribution channel from which the AUM originated. Retail AUM represents AUM distributed by the company's retail sales team. Institutional AUM represents AUM distributed by our institutional sales team. This aggregation is viewed as a proxy for presenting AUM in the retail and institutional markets in which the company operates.

(2)	In 2018 reinvested distributions are shown in a separate line in the AUM tables. For periods prior to the third quarter of 2017, reinvested distributions are included in market gains and losses.

(3)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(4)	During January 2017, the company reclassified certain AUM previously classified in fixed income to money market totaling $3.0 billion.

(5)	There have been no significant changes to the managed objectives under the Alternatives asset class, which are disclosed in our most recent Form 10-K for the year ended December 31, 2017.
(6) Ending Money Market AUM includes $74.9 billion in institutional money market AUM.

(7)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

(8)
During the second quarter of 2018, $1.5 billion of passive ETF AUM were reclassified to active AUM. During the first quarter of 2018, $29.5 billion of AUM were transferred from retail into institutional to better reflect the activities of institutional sales teams and the clients they support.

(9)	The acquisition of Guggenheim Investments' ETF business on April 6, 2018 added $38.1 billion in AUM during the quarter.

Results of Operations for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017
The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.
2018 includes the results of the European ETF business which was acquired on August 18, 2017. 2018 also includes the results of the Guggenheim Investments' ETF acquisition from April 6, 2018 (date of acquisition), and the results of Intelliflo from June 4, 2018 (date of acquisition).
As discussed in Part I, Item 1, Financial Statements - Note 1, “Accounting Policies,” the company adopted Accounting Standard Update 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09) as of January 1, 2018. As a result of the modified retrospective adoption method, 2017 results of operations presented below were not restated to apply ASC 606. Therefore, comparisons between periods are impacted by the adoption as discussed below. The adoption of the standard did not have an effect on net income or earnings per share measures.
Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

			Variance				Variance
	Three months ended June 30,		2018 vs 2017		Six months ended June 30,		2018 vs 2017
$ in millions	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Investment management fees	1,050.5	1,010.4	40.1	4.0%	2,094.2	1,965.6	128.6	6.5%
Service and distribution fees	242.9	211.3	31.6	15.0%	489.0	417.7	71.3	17.1%
Performance fees	11.6	16.7	(5.1)	(30.5)%	20.7	28.0	(7.3)	(26.1)%
Other	55.6	16.0	39.6	247.5%	112.5	35.7	76.8	215.1%
Total operating revenues	1,360.6	1,254.4	106.2	8.5%	2,716.4	2,447.0	269.4	11.0%
Third-party distribution, service and advisory expenses	(408.9)	(365.9)	(43.0)	11.8%	(828.0)	(715.2)	(112.8)	15.8%
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments	15.2	11.5	3.7	32.2%	29.5	22.1	7.4	33.5%
CIP	7.1	6.3	0.8	12.7%	14.1	19.5	(5.4)	(27.7)%
Net revenues	974.0	906.3	67.7	7.5%	1,932.0	1,773.4	158.6	8.9%
Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus our proportional share of net revenues from joint venture arrangements, plus management and performance fees earned from CIP. See "Schedule of Non-GAAP Information" for additional important disclosures regarding the use of net revenues.
The impact of foreign exchange rate movements increased operating revenues by $23.1 million, equivalent to 1.7% of total operating revenues, during the three months ended June 30, 2018 when compared to the three months ended June 30, 2017. The impact of foreign exchange rate movements increased operating revenues by $67.4 million, equivalent to 2.5% of total operating revenues, during the six months ended June 30, 2018 when compared to the six months ended June 30, 2017.
Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. As discussed in the Executive Overview, markets have been volatile in 2018 and returns from capital markets were mixed in the three and six months ended June 30, 2018.
Investment Management Fees
Investment management fees increased by $40.1 million (4.0%) in the three months ended June 30, 2018, to $1,050.5 million (three months ended June 30, 2017: $1,010.4 million). This compares to a 14.7% increase in average AUM. The impact of foreign exchange rate movements increased investment management fees by $21.8 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. After allowing for foreign exchange movements, investment management fees increased by $18.3 million (1.8%), which is a net increase comprised of increases in management fees of $72.1 million, offset by a decrease in management fees due to the application of new revenue recognition guidance of

$53.8 million during the three months ended June 30, 2018. The $72.1 million increase is due to higher average AUM, including the impact of the Guggenheim acquisition, and includes offsetting decreases from changes in the product mix of AUM.
Investment management fees increased by $128.6 million (6.5%) in the six months ended June 30, 2018, to $2,094.2 million (six months ended June 30, 2017: $1,965.6 million). This compares to a 14.7% increase in average AUM. The impact of foreign exchange rate movements increased investment management fees by $64.7 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. After allowing for foreign exchange movements, investment management fees increased by $63.9 million (3.2%), which is a net increase comprised of increases in management fee of $171.5 million, offset by a decrease in management fees due to the application of new revenue recognition guidance of $107.6 million during the six months ended June 30, 2018. The $171.5 million increase in management fees resulted from increased average AUM levels, including the impact of the Guggenheim acquisition, offset by changes in the product mix of AUM. Changes in product mix of AUM result in changes in the average revenue yield derived from AUM due to differing fee rates and structures, which impacts our management fees. See the company's disclosures regarding the changes in AUM and revenue yields during the three and six months ended June 30, 2018 in the “Assets Under Management” section above for additional information regarding the impact of changes in AUM on management fee yields.
Service and Distribution Fees
In the three months ended June 30, 2018, service and distribution fees increased by $31.6 million (15.0%) to $242.9 million (three months ended June 30, 2017: $211.3 million). The impact of foreign exchange rate movements increased service and distribution fees by $0.6 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The application of new revenue recognition guidance increased service and distribution fees by $31.1 million during the three months ended June 30, 2018.
In the six months ended June 30, 2018, service and distribution fees increased by $71.3 million (17.1%) to $489.0 million (six months ended June 30, 2017: $417.7 million). The impact of foreign exchange rate movements increased service and distribution fees by $1.2 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The application of new revenue recognition guidance increased service and distribution fees by $63.5 million during the six months ended June 30, 2018.
Performance Fees
Of our $963.3 billion in AUM at June 30, 2018, approximately $49.0 billion or 5.1%, could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts.
In the three months ended June 30, 2018, performance fees decreased by $5.1 million (30.5%) to $11.6 million when compared to the performance fees in the three months ended June 30, 2017 of $16.7 million. Performance fees during the second quarter of 2018 were primarily generated by real estate products of $6.9 million, U.K. closed end funds of $2.0 million and private equity partnerships of $2.4 million.
In the six months ended June 30, 2018, performance fees decreased by $7.3 million (26.1%) to $20.7 million when compared to the performance fees in the six months ended June 30, 2017 of $28.0 million. Performance fees during the second quarter of 2018 were primarily generated by real estate products of $10.8 million, U.K. closed end funds of $5.3 million, private equity partnerships of $2.4 million and bank loan products of $1.2 million.
Other Revenues
In the three months ended June 30, 2018, other revenues increased by $39.6 million (247.5%) to $55.6 million (three months ended June 30, 2017: $16.0 million). The impact of foreign exchange rate movements increased other revenues by $0.4 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. After allowing for foreign exchange rate changes, the increase in other revenues was $39.2 million, which is comprised of an increase of $34.5 million due to the application of new revenue recognition guidance and an increase of $4.7 million resulting from higher real estate transaction fees.
In the six months ended June 30, 2018, other revenues increased by $76.8 million (215.1%) to $112.5 million (six months ended June 30, 2017: $35.7 million). The impact of foreign exchange rate movements increased other revenues by $0.6 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. After allowing for foreign exchange rate changes, the increase in other revenues was $76.2 million, which is comprised of an increase of $75.5 million due to the application of new revenue recognition guidance and $0.7 million resulting from higher real estate transaction fees.

Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses increased by $43.0 million (11.8%) in the three months ended June 30, 2018 to $408.9 million (three months ended June 30, 2017: $365.9 million). The impact of foreign exchange rate movements increased third-party distribution, service and advisory expenses by $2.7 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. After allowing for foreign exchange rate changes, the increase in third-party distribution, service and advisory expenses was $40.3 million. Included in this increase is $24.8 million due to the application of new revenue recognition guidance. The increase also consists of increased unitary fees of $10.9 million and fund expenses of $7.0 million primarily related to Guggenheim Investments' ETF acquisition, increased renewal commissions of $8.2 million, and increased assets sales fees of $2.1 million, which are in line with the increase in related AUM. These increases were offset by a decrease in service fees of $12.1 million.
Third-party distribution, service and advisory expenses increased by $112.8 million (15.8%) in the six months ended June 30, 2018 to $828.0 million (six months ended June 30, 2017: $715.2 million). The impact of foreign exchange rate movements increased third-party distribution, service and advisory expenses by $6.8 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. After allowing for foreign exchange rate changes, the increase in third-party distribution, service and advisory expenses was $106.0 million. Included in this increase is $60.7 million due to the application of new revenue recognition guidance. The increase also consists of increased renewal commissions of $34.8 million, increased unitary fees of $15.3 million, fund expenses of $13.8 million related to Guggenheim Investments' ETF acquisition and other increases in AUM. These increases were offset by a decrease in service fees of $20.8 million.
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
Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments increased by $3.7 million (32.2%) to $15.2 million for the three months ended June 30, 2018 (three months ended June 30, 2017: $11.5 million). Our share of the Invesco Great Wall joint venture's average AUM for the three months ended June 30, 2018 was $8.8 billion compared to $8.1 billion for the three months ended June 30, 2017. The increase in our proportional share of revenues, net of third party distribution expenses, from joint venture investments relates primarily to higher management fees in 2018 than in the comparable 2017 period, driven by higher average AUM.
Our proportional share of revenues, net of third-party distribution expenses, from joint venture investments increased by $7.4 million (33.5%) to $29.5 million for the six months ended June 30, 2018 (six months ended June 30, 2017: $22.1 million). Our share of the Invesco Great Wall joint venture's average AUM for the six months ended June 30, 2018 was $9.3 billion compared to $8.2 billion for the six months ended June 30, 2017. The increase in our proportional share of revenues, net of third party distribution expenses, from joint venture investments relates primarily to higher management fees in 2018 than in the comparable 2017 period, driven by higher average AUM.
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
The elimination of management and performance fees earned from CIP was $7.1 million in the three months ended June 30, 2018 (three months ended June 30, 2017: $6.3 million). The increase is due to the increase in management fees earned from CLOs.
The elimination of management and performance fees earned from CIP was $14.1 million in the six months ended June 30, 2018 (six months ended June 30, 2017: $19.5 million). The decrease is due to the decrease in performance fees earned from CLOs.

Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

			Variance				Variance
	Three months ended June 30,		2018 vs 2017		Six months ended June 30,		2018 vs 2017
$ in millions	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Third-party distribution, service and advisory	408.9	365.9	43.0	11.8%	828.0	715.2	112.8	15.8%
Employee compensation	381.1	366.2	14.9	4.1%	771.5	763.7	7.8	1.0%
Marketing	32.8	29.1	3.7	12.7%	60.9	53.5	7.4	13.8%
Property, office and technology	101.7	89.0	12.7	14.3%	203.9	174.5	29.4	16.8%
General and administrative	104.8	85.9	18.9	22.0%	199.7	163.9	35.8	21.8%
Total operating expenses	1,029.3	936.1	93.2	10.0%	2,064.0	1,870.8	193.2	10.3%
The tables below set forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	Three months ended June 30, 2018	% of Total Operating Expenses	% of Operating Revenues	Three months ended June 30, 2017	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	408.9	39.7%	30.1%	365.9	39.1%	29.2%
Employee compensation	381.1	37.0%	28.0%	366.2	39.1%	29.2%
Marketing	32.8	3.2%	2.4%	29.1	3.1%	2.3%
Property, office and technology	101.7	9.9%	7.5%	89.0	9.5%	7.1%
General and administrative	104.8	10.2%	7.7%	85.9	9.2%	6.8%
Total operating expenses	1,029.3	100.0%	75.7%	936.1	100.0%	74.6%

$ in millions	Six months ended June 30, 2018	% of Total Operating Expenses	% of Operating Revenues	Six months ended June 30, 2017	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	828.0	40.1%	30.5%	715.2	38.2%	31.2%
Employee compensation	771.5	37.4%	28.4%	763.7	40.8%	29.2%
Marketing	60.9	3.0%	2.2%	53.5	2.9%	2.2%
Property, office and technology	203.9	9.9%	7.5%	174.5	9.3%	7.1%
General and administrative	199.7	9.7%	7.4%	163.9	8.8%	6.7%
Total operating expenses	2,064.0	100.0%	76.0%	1,870.8	100.0%	76.5%
During the three months ended June 30, 2018, operating expenses increased by $93.2 million (10.0%) to $1,029.3 million (three months ended June 30, 2017: $936.1 million). The impact of foreign exchange rate movements increased operating expenses by $14.5 million, or 1.4% of total operating expenses, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The application of new revenue recognition guidance increased operating expenses by $11.8 million during the three months ended June 30, 2018. The remaining variances are from the activities of the business, and are addressed below on a line-item by line-item basis.
During the six months ended June 30, 2018, operating expenses increased by $193.2 million (10.3%) to $2,064.0 million (six months ended June 30, 2017: $1,870.8 million). The impact of foreign exchange rate movements increased operating expenses by $40.7 million, or 2.0% of total operating expenses, during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The application of new revenue recognition guidance increased operating expenses by $31.4 million during the six months ended June 30, 2018. The remaining variances are from the activities of the business, and are addressed below on a line-item by line-item basis.

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
Employee Compensation
Employee compensation increased $14.9 million (4.1%) to $381.1 million in the three months ended June 30, 2018 (three months ended June 30, 2017: $366.2 million). The impact of foreign exchange rate movements increased employee compensation by $6.9 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. After allowing for foreign exchange rate changes, the increase in employee compensation was $8.0 million.
Increases in employee compensation during the three months ended June 30, 2018 were primarily driven by an increase in base salaries of $13.3 million and staff benefits of $4.8 million, primarily related to annual merit increases and increases in headcount (including the European ETF business, the Guggenheim Investments' ETF and the Intelliflo acquisitions). These increases were partially offset by decreases in deferred compensation costs of $4.8 million and business optimization charges of $6.2 million.
Employee compensation increased $7.8 million (1.0%) to $771.5 million in the six months ended June 30, 2018 (six months ended June 30, 2017: $763.7 million). The impact of foreign exchange rate movements increased employee compensation by $20.4 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. After allowing for foreign exchange rate changes, the decrease in employee compensation was $12.6 million.
Decreases in employee compensation during the six months ended June 30, 2018 were primarily driven by decrease in business optimization charges of $15.3 million, deferred compensation costs of $18.3 million related to accelerated vesting due to multiple senior executive retirements during the six months ended June 30, 2017 and a decrease in commissions and staff bonus expenses of $6.6 million. These decreases were partially offset by increases in base salaries of $23.7 million and staff benefits of $3.9 million primarily related to annual merit increases and increases in headcount (including the European ETF business, the Guggenheim Investments' ETF and the Intelliflo acquisitions).
Headcount at June 30, 2018 was 7,315 (June 30, 2017: 6,888), with the increase primarily attributable to acquisitions.
Marketing
Marketing expenses increased by $3.7 million (12.7%) in the three months ended June 30, 2018 to $32.8 million (three months ended June 30, 2017: $29.1 million). The impact of foreign exchange rate movements increased marketing expenses by $0.8 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. After allowing for foreign exchange rate changes, the increase in marketing expenses was $2.9 million. The increase relates to increased marketing activities in 2018 and includes an increase in costs related to our move to a unified global brand.
Marketing expenses increased by $7.4 million (13.8%) in the six months ended June 30, 2018 to $60.9 million (six months ended June 30, 2017: $53.5 million). The impact of foreign exchange rate movements increased marketing expenses by $2.0 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. After allowing for foreign exchange rate changes, the increase in marketing expenses was $5.4 million. The increase relates to increased marketing activities in 2018 and includes an increase in costs related to our move to a unified global brand.
Property, Office and Technology
Property, office and technology costs increased by $12.7 million (14.3%) to $101.7 million in the three months ended June 30, 2018 (three months ended June 30, 2017: $89.0 million). The impact of foreign exchange rate movements increased property, office and technology expenses by $1.6 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. After allowing for foreign exchange rate movements, the increase was $11.1 million. This increase was comprised of a $9.5 million increase in technology and communications expenses due to increases in depreciation and maintenance of $6.3 million as a result of long-term technology projects brought into service, software purchases and telephone and communication lines costs of $1.5 million and outsourced administration costs of $1.3 million. Property and office costs increased $1.6 million over the comparable 2017 period, due to increases in property taxes, depreciation and rent expenses.

Property, office and technology costs increased by $29.4 million (16.8%) to $203.9 million in the six months ended June 30, 2018 (six months ended June 30, 2017: $174.5 million). The impact of foreign exchange rate movements increased property, office and technology expenses by $4.8 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. After allowing for foreign exchange rate movements, the increase was $24.6 million. This increase was comprised of a $20.5 million increase in technology and communications expenses due to increases in depreciation and maintenance of $14.7 million as a result of long-term technology projects brought into service, outsourced administration costs of $2.9 million and software purchases and telephone and communication lines costs of $2.3 million. Property and office costs increased $4.1 million over the comparable 2017 period, due to increases in property taxes, depreciation and rent expenses.
General and Administrative
General and administrative expenses increased by $18.9 million (22.0%) to $104.8 million in the three months ended June 30, 2018 (three months ended June 30, 2017: $85.9 million). The impact of foreign exchange rate movements increased general and administrative expenses by $2.5 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. After allowing for foreign exchange rate movements, general and administrative costs increased $16.4 million compared to the same period in 2017. The application of the new revenue recognition guidance decreased general and administrative expenses by $4.9 million during the three months ended June 30, 2018.
General and administrative expenses for the three months ended June 30, 2018 included an increase of $9.2 million in consulting, audit, legal and professional services costs related to acquisitions and business optimization, $3.2 million in travel expenses, $3.0 million in fund expenses, $2.9 million in fund launch costs incurred by CIPs, $1.8 million in irrevocable taxes and regulatory fees and $1.2 million in amortization of intangibles compared to the three months ended June 30, 2017.
General and administrative expenses increased by $35.8 million (21.8%) to $199.7 million in the six months ended June 30, 2018 (six months ended June 30, 2017: $163.9 million). The impact of foreign exchange rate movements increased general and administrative expenses by $6.7 million during the six months ended June 30, 2018 as compared to the three months ended June 30, 2017. After allowing for foreign exchange rate movements, general and administrative costs increased $29.1 million compared to the same period in 2017. The application of the new revenue recognition guidance decreased general and administrative expenses by $9.1 million during the six months ended June 30, 2018.
The increases in general and administrative expenses in the six months ended June 30, 2018 included an increase of $19.6 million in consulting, audit, legal and professional services costs related to acquisitions and business optimization, an increase of $5.3 million in fund expenses, an increase of $5.2 million in fund launch costs incurred by CIPs, an increase of $5.1 million in travel expenses, an increase of $2.4 million in amortization of intangibles, and increases of $0.6 million in other expenses compared to the six months ended June 30, 2017.
Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

			Variance				Variance
	Three months ended June 30,		2018 vs 2017		Six months ended June 30,		2018 vs 2017
$ in millions	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Equity in earnings of unconsolidated affiliates	7.3	10.5	(3.2)	(30.5)%	17.0	28.2	(11.2)	(39.7)%
Interest and dividend income	2.8	1.6	1.2	75.0%	7.0	4.5	2.5	55.6%
Interest expense	(29.5)	(23.6)	(5.9)	25.0%	(52.7)	(47.6)	(5.1)	10.7%
Other gains and losses, net	1.4	3.1	(1.7)	(54.8)%	(4.0)	10.0	(14.0)	N/A
Other income/(expense) of CIP, net	0.9	32.3	(31.4)	(97.2)%	28.1	60.8	(32.7)	(53.8)%
Total other income and expenses	(17.1)	23.9	(41.0)	(171.5)%	(4.6)	55.9	(60.5)	(108.2)%
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates decreased by $3.2 million to $7.3 million in the three months ended June 30, 2018 (three months ended June 30, 2017: $10.5 million). The decrease in equity in earnings is driven by decreases of $1.4 million in earnings from our real estate investments and $1.8 million from private equity investments.

Equity in earnings of unconsolidated affiliates decreased by $11.2 million to $17.0 million in the six months ended June 30, 2018 (six months ended June 30, 2017: $28.2 million). The decrease in equity in earnings is driven by decreases of $13.0 million in earnings from our real estate investments, $3.3 million from private equity investments. These decreases were partially offset by an increase of $5.7 million from our joint venture investments in China.
Other gains and losses, net
Other gains and losses, net were a gain of $1.4 million in the three months ended June 30, 2018. Included in the $1.4 million gain were net realized investment gains of $2.0 million, $1.2 million gains on the depreciation of investments and instruments held for our deferred compensation plans, $1.0 million gains related to to the mark-to-market of foreign exchange put option contracts, gains resulting from the revaluation of intercompany foreign currency denominated loans into the various functional currencies of our subsidiaries and gains related to defined benefit pension plan. These gains were partially offset by net losses during the period of $1.9 million related to the mark-to-market on seed money investments, $0.7 million related to investment impairment charge and $0.2 million related to a change in the fair value of the acquisition-related contingent consideration liability. With effect from the adoption of ASU 2016-01 on January 1, 2018, all gains or losses arising from changes in the fair value of seed money formerly classified as available-for-sale are included in income.
Other gains and losses, net were a gain of $3.1 million in the three months ended June 30, 2017. The 2017 period included realized investment gains of $5.4 million, net trading gains of $4.9 million on the appreciation of investments and the total return swap held for our deferred compensation plans, $3.8 million related to the mark-to-market on our seed money, and $1.3 million related to a change in the fair value of the acquisition-related contingent consideration liability. These gains were partially offset by net losses during the period of $9.2 million related to the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar. Other gains and losses in the three months ended June 30, 2017 also included an investment impairment charge of $3.2 million.
Other gains and losses, net were a loss of $4.0 million in the six months ended June 30, 2018. Included in the $4.0 million loss were net losses of $2.8 million on the depreciation of investments and instruments held for our deferred compensation plans, an investment impairment charge of $3.9 million, $1.6 million related to the mark-to-market on seed money investments, $0.4 million of net losses related to to the mark-to-market of foreign exchange put option contracts and losses resulting from the revaluation of intercompany foreign currency denominated loans into the various functional currencies of our subsidiaries of $0.5 million. These losses were partially offset by $2.4 million of net realized investment gains and $2.2 million of gains related to our defined benefit pension plan.
Other gains and losses, net were a gain of $10.0 million in the six months ended June 30, 2017. The 2017 period included net trading gains of $14.9 million on the appreciation of investments and instruments held for our deferred compensation plans, $9.2 million related to the mark-to-market on our seed money, realized investment gains of $5.4 million, and $1.8 million related to a change in the fair value of the acquisition-related contingent consideration liability. These gains were partially offset by net losses during the period of $17.4 million related to the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar and Euro/U.S. Dollar foreign exchange rates and $0.7 million resulting from the revaluation of intercompany foreign currency denominated loans into the various functional currencies of our subsidiaries. Other gains and losses in the six months ended June 30, 2017 also included an investment impairment charge of $3.2 million.
Other income/(expense) of CIP
Other income/(expense) of CIP includes interest and dividend income, interest expense, and other gains/(losses of CIP).
In the three months ended June 30, 2018, interest and dividend income of CIP increased by $17.3 million (34.7%) to $67.2 million (three months ended June 30, 2017: $49.9 million). Interest expense of CIP increased by $1.6 million (3.6%) to $46.4 million (three months ended June 30, 2017: $44.8 million).
In the six months ended June 30, 2018, interest and dividend income of CIP increased by $21.3 million (20.5%) to $125.0 million (six months ended June 30, 2017: $103.7 million. Interest expense of CIP increased by $4.8 million (5.9%) to $85.8 million (six months ended June 30, 2017: $81.0 million).
The increase in interest income and interest expense of CIP in 2018 is primarily due to the impact of newly consolidated CLOs and other funds during 2018, partially offset by the impact of funds deconsolidated during the six months ended June 30, 2018.
Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the three months ended June 30, 2018, other gains and losses of CIP were net losses of $19.9 million as compared to a net gain of $27.2 million in the three months ended June 30, 2017. The net losses during the three months ended June 30, 2018 were attributable to market-driven losses of investments held by consolidated funds.
Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the six months ended June 30, 2018, other gains and losses of CIP were a net loss of $11.1 million as compared to a net gain of $38.1 million in the six months ended June 30, 2017. The net loss during the six months ended June 30, 2018 was attributable to market-driven losses of investments held by consolidated funds.
Net impact of CIP and related noncontrolling interests in consolidated entities
The net impact to net income attributable to Invesco Ltd. in each period primarily represents the changes in the value of the company's holding in its consolidated CLOs, which is reclassified into other gains/(losses) from accumulated other comprehensive income upon consolidation. The consolidation of investment products during the three months ended June 30, 2018 resulted in a net decrease in net income attributable to Invesco Ltd. of $2.2 million (three months ended June 30, 2017: $2.9 million decrease). The consolidation of investment products during the six months ended June 30, 2018 resulted in a net decrease in net income attributable to Invesco Ltd. of $1.6 million (six months ended June 30, 2017: $2.8 million increase). CIP are taxed at the investor level and not at the product level; therefore, there is no tax provision reflected in the net impact of CIP.
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
Our effective tax rate decreased to 23.0% for the three months ended June 30, 2018 (three months ended June 30, 2017: 27.1%). The inclusion of income from non-controlling interests in consolidated entities increased our effective tax rate by 0.4% in 2018 and decreased our rate by 0.8% in 2017. 2018 included a 5.3% tax rate decrease as a result of lower Federal tax rates effective January 1, 2018.
Our effective tax rate decreased to 21.7% for the six months ended June 30, 2018 (six months ended June 30, 2017: 26.6%). The inclusion of income from non-controlling interests in consolidated entities decreased our effective tax rate by 0.2% in 2018 and decreased our rate by 0.5% in 2017. 2018 included a 5.2% tax rate reduction as a result of lower Federal tax rates effective January 1, 2018.
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

Reconciliation of Operating revenues to Net revenues:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2018	2017	2018	2017
Operating revenues, U.S. GAAP basis	1,360.6	1,254.4	2,716.4	2,447.0
Proportional share of revenues, net of third-party distribution expenses, from joint venture investments (1)	15.2	11.5	29.5	22.1
Third party distribution, service and advisory expenses (2)	(408.9)	(365.9)	(828.0)	(715.2)
CIP (3)	7.1	6.3	14.1	19.5
Net revenues	974.0	906.3	1,932.0	1,773.4
Reconciliation of Operating income to Adjusted operating income:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2018	2017	2018	2017
Operating income, U.S. GAAP basis	331.3	318.3	652.4	576.2
Proportional share of net operating income from joint venture investments (1)	5.8	5.3	11.7	6.6
CIP (3)	13.3	8.5	23.5	20.5
Business combinations (4)	17.5	8.4	27.8	13.5
Compensation expense related to market valuation changes in deferred compensation plans (5)	2.7	3.4	4.3	9.1
Other reconciling items (6)	6.0	12.0	14.2	56.4
Adjusted operating income	376.6	355.9	733.9	682.3

Operating margin*	24.3%	25.4%	24.0%	23.5%
Adjusted operating margin**	38.7%	39.3%	38.0%	38.5%

Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per share data	2018	2017	2018	2017
Net income attributable to Invesco Ltd., U.S. GAAP basis	245.1	239.6	499.0	451.6
CIP (3)	2.2	2.9	1.6	(2.8)
Business combinations, net of tax (4)	21.9	10.9	33.3	19.6
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (5)	0.9	(1.1)	5.0	(4.0)
Other reconciling items, net of tax (6)	3.0	12.2	8.1	50.6
Adjusted net income attributable to Invesco Ltd.	273.1	264.5	547.0	515.0

Average shares outstanding - diluted	414.1	410.3	412.9	409.2
Diluted EPS	$0.59	$0.58	$1.21	$1.10
Adjusted diluted EPS***	$0.66	$0.64	$1.32	$1.26
____________

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

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
CIP Revenue:

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per share data	2018	2017	2018	2017
Management fees earned from CIP, eliminated upon consolidation	7.1	5.6	14.1	12.7
Performance fees earned from CIP, eliminated upon consolidation	—	0.7	—	6.8
CIP related adjustments in arriving at net revenues	7.1	6.3	14.1	19.5

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

See table below for a reconciliation of business combination-related items:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2018	2017	2018	2017
Business combinations:
Intangible amortization expense (a)	4.7	3.5	9.6	6.9
Employee compensation expense (b)	0.9	1.6	1.8	2.7
Transaction and integration expense (c)	11.9	3.3	16.4	3.9
Adjustments to operating income	17.5	8.4	27.8	13.5
Changes in contingent consideration estimates (d)	0.2	(1.2)	(0.2)	(1.7)
Taxation:
Taxation on amortization (a)	(0.5)	(0.4)	(1.0)	(0.8)
Taxation on employee compensation expense (b)	(0.2)	(0.6)	(0.4)	(1.0)
Deferred taxation (e)	7.7	4.9	10.8	9.8
Taxation on transaction and integration (c)	(2.7)	(0.7)	(3.8)	(0.9)
Taxation on changes in contingent consideration estimates (d)	(0.1)	0.5	0.1	0.7
Adjustments to net income attributable to Invesco Ltd.	21.9	10.9	33.3	19.6

a.	Intangible amortization expense is associated with intangible assets that are identified from acquisition of a business and are amortized on a straight-line basis over useful lives.

b.	Employee compensation expenses are related to previous acquisitions.

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
See below for a reconciliation of deferred compensation related items:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2018	2017	2018	2017
Market movement on deferred compensation plan liabilities:
Compensation expense related to market valuation changes in deferred compensation liability	2.7	3.4	4.3	9.1
Adjustments to operating income	2.7	3.4	4.3	9.1
Market valuation changes and dividend income from investments and instruments held related to deferred compensation plans in other income/(expense)	(1.5)	(5.1)	2.2	(15.3)
Taxation:
Taxation on deferred compensation plan market valuation changes and dividend income less compensation expense	(0.3)	0.6	(1.5)	2.2
Adjustments to net income attributable to Invesco Ltd.	0.9	(1.1)	5.0	(4.0)

(6)	Other reconciling items
Each of these other reconciling items has been adjusted from U.S. GAAP to arrive at the company's non-GAAP financial measures for the reasons either outlined in the paragraphs above, due to the unique character and magnitude of the reconciling item, or because the item represents a continuation of a reconciling item adjusted from U.S. GAAP in a prior period.

	Three months ended June 30,		Six months ended June 30,
$ in millions	2018	2017	2018	2017
Other non-GAAP adjustments:
Business optimization charges: (a)
Employee compensation	—	3.9	4.3	19.6
Professional services and temporary labor	5.4	6.9	9.3	15.1
Property, office and technology	0.6	1.2	0.6	2.0
Senior executive retirement and related costs (b)	—	—	—	19.7
Adjustments to operating income	6.0	12.0	14.2	56.4
Foreign exchange hedge (gain)/loss (c)	(2.2)	7.1	(3.7)	21.0
Taxation:
Taxation on business optimization charges (a)	(1.3)	(4.2)	(3.3)	(12.9)
Taxation on senior executive retirement and related costs (b)	—	—	—	(5.9)
Taxation on foreign exchange hedge amortization (c)	0.5	(2.7)	0.9	(8.0)
Adjustments to net income attributable to Invesco Ltd.	3.0	12.2	8.1	50.6

(a)	Business optimization: Operating expenses for the three and six months ended June 30, 2018 include costs associated with business transformation initiatives.

(b)
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

(c)
Included within other gains and losses, net is the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar and the Euro/U.S. Dollar foreign exchange rates. The Pound Sterling contracts provide coverage through June 28, 2019 and the Euro contracts provided coverage through December 27, 2017. The adjustment from U.S. GAAP to non-GAAP earnings removes the impact of market volatility; therefore, the company's non-GAAP results include only the amortization of the cost of the contracts during the contract period.

Balance Sheet Discussion(1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP and policyholder balances for the reasons outlined in footnote 1 to the table:

	As of June 30, 2018				As of December 31, 2017
Balance sheet information $ in millions	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted
ASSETS
Cash and cash equivalents	1,480.5	—	—	1,480.5	2,006.4	—	—	2,006.4
Unsettled fund receivables	953.7	—	—	953.7	793.8	—	—	793.8
Investments	732.8	(407.6)	—	1,140.4	674.6	(478.9)	—	1,153.5
Assets of CIP:				—				—
Investments and other assets of CIP	6,040.6	6,040.6	—	—	5,789.5	5,789.5	—	—
Cash and cash equivalents of CIP	353.4	353.4	—	—	511.3	511.3	—	—
Assets held for policyholders	12,199.6	—	12,199.6	—	12,444.5	—	12,444.5	—
Goodwill and intangible assets, net	9,466.0	—	—	9,466.0	8,149.4	—	—	8,149.4
Other assets (2)	1,232.5	(4.6)	—	1,237.1	1,299.3	(21.6)	—	1,320.9
Total assets	32,459.1	5,981.8	12,199.6	14,277.7	31,668.8	5,800.3	12,444.5	13,424.0
LIABILITIES
Liabilities of CIP:
Debt of CIP	5,014.6	5,014.6	—	—	4,799.8	4,799.8	—	—
Other liabilities of CIP	352.3	352.3	—	—	498.8	498.8	—	—
Policyholder payables	12,199.6	—	12,199.6	—	12,444.5	—	12,444.5	—
Unsettled fund payables	934.3	—	—	934.3	783.8	—	—	783.8
Long-term debt	2,955.8	—	—	2,955.8	2,075.8	—	—	2,075.8
Other liabilities (3)	1,569.3	—	—	1,569.3	1,867.3	—	—	1,867.3
Total liabilities	23,025.9	5,366.9	12,199.6	5,459.4	22,470.0	5,298.6	12,444.5	4,726.9
EQUITY
Total equity attributable to Invesco Ltd.	8,817.3	(0.1)	—	8,817.4	8,696.1	(0.1)	—	8,696.2
Noncontrolling interests (4)	615.9	615.0	—	0.9	502.7	501.8	—	0.9
Total equity	9,433.2	614.9	—	8,818.3	9,198.8	501.7	—	8,697.1
Total liabilities and equity	32,459.1	5,981.8	12,199.6	14,277.7	31,668.8	5,800.3	12,444.5	13,424.0
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
Cash and cash equivalents
Cash and cash equivalents decreased by $525.9 million from $2,006.4 million at December 31, 2017 to $1,480.5 million at June 30, 2018. See “Cash Flows Discussion” in the following section within this Management's Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Unsettled fund receivables and payables
Unsettled fund receivables increased by $159.9 million from $793.8 million at December 31, 2017 to $953.7 million at June 30, 2018, due primarily to higher transaction activity between funds and investors in late June 2018 when compared to late December 2017 in our U.K. and cross-border funds, offset by lower UIT activity. In our U.K. and cross-border operations, unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients. In the company's capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. The presentation of the unsettled fund receivables and substantially offsetting payables ($934.3 million at June 30, 2018 up from $783.8 million at December 31, 2017) at trade date reflects the legal relationship between the underlying investor and the company.
Investments
As of June 30, 2018, we had $732.8 million in total investments (December 31, 2017: $674.6 million). Included in investments are $274.3 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $93.6 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments increased by a net $31.3 million during the six months ended June 30, 2018. The increase in the period reflects purchases of $52.9 million and a non-cash increase of $3.3 million due to the deconsolidation of certain CIP in the period (restoring the company's formerly eliminated investment balances). The increases in the period were partially offset by redemptions of $22.7 million as well as decrease of $2.2 million driven by market valuation changes and foreign exchange movements. Investments related to deferred compensation awards increased by a net $1.3 million during the period, primarily due to net purchases of $19.4 million partially offset by dispositions of $16.9 million as well as a decrease of $1.2 million driven by changes in foreign exchange rates and negative market movement.
Included in investments are $315.2 million in equity method investments in our Chinese joint venture and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2017: $277.3 million). The increase of $37.9 million in equity method investments was driven by an increase in purchases of $33.3 million and $17.1 million in current period earnings. This increase was partially offset by a decrease of $12.7 million resulting from the consolidation of certain investments, capital returns and decreases due changes in foreign exchange rates.
Assets held for policyholders and policyholder payables
One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The decrease in the balance of these accounts from $12,444.5 million at December 31, 2017 to $12,199.6 million at June 30, 2018 was the result of negative foreign exchange rate movements of $298.5 million and net business outflows of $56.5 million, offset by positive market movement of $110.1 million.
Intangible Assets, net
Intangible assets increased from $1,558.7 million at December 31, 2017, to $2,174.0 million at June 30, 2018. The increase includes $633.3 million related to the preliminary purchase price allocation to intangible assets from the Guggenheim Investments' ETF and Intelliflo acquisitions in 2018, offset by amortization of $9.6 million and decreases in foreign exchange movement of $8.4 million.
Goodwill
Goodwill increased from $6,590.7 million at December 31, 2017, to $7,292.0 million at June 30, 2018. The increase includes $834.3 million related to the preliminary purchase price allocation to goodwill from the Guggenheim Investments' ETF and Intelliflo acquisitions in 2018 offset by a decrease in foreign exchange movements of $133.0 million. The company's annual goodwill impairment review is performed as of October 1 of each year.

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
These priorities are executed in a manner consistent with our desire to maintain strong, investment grade credit ratings.  As of the filing of the Report, Invesco held credit ratings of A/Negative, A2/Stable and A-/Positive from Standard & Poor’s Ratings Service (“S&P”), Moody’s Investor Services (“Moody’s”) and Fitch Ratings (“Fitch”), respectively. Our ability to continue to access the capital markets in a timely manner depends on a number of factors, including our credit ratings, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.

On April 6, 2018, the company completed its previously announced acquisition of Guggenheim Investments' ETF business for a purchase price of $1.2 billion. To fund the purchase, the company borrowed approximately $835 million on its credit facility in early April 2018. In addition, the company also borrowed on the credit facility to fund part of the Intelliflo acquisition. The company plans to repay a significant portion of amounts borrowed over the course of 2018, returning leverage ratios at or near pre-acquisition levels, through the curtailment of open market share repurchases. As such, the company has not repurchased common shares in the open market to date in 2018.

On December 22, 2017, the 2017 Tax Act, was signed into law. The 2017 Tax Act, among other items, reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. Our intention is to use the additional cash flow generated from the lower tax rate first to reduce the outstanding balance on the credit facility resulting from recent acquisitions. After the credit facility balance is reduced, any residual excess will follow our capital management priorities.

Certain of our subsidiaries are required to maintain minimum levels of capital. Such requirements may change from time-to-time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance, and review from regulators. These and other similar provisions of applicable laws and regulations may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries are subject to consolidated capital requirements under EU Directives, including those arising from the EU's Capital Requirements Directive and the U.K.'s Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. We are in compliance with all regulatory minimum net capital requirements. As of June 30, 2018, the company's minimum regulatory capital requirement was $776.7 million (December 31, 2017: $761.4 million); the increase was driven primarily by increased business activity offset by the weakening of the Pound Sterling against the U.S. Dollar. The total amount of non-U.S. cash and cash equivalents was $1,331.4 million at June 30, 2018 (December 31, 2017: $1,595.6 million).
In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity. At June 30, 2018, these cash deposits totaled $11.4 million (December 31, 2017: $11.4 million).
The consolidation of $6.4 billion and $5.0 billion of assets and long-term debt of CIP as of June 30, 2018, respectively, did not impact the company’s liquidity and capital resources. The company's risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees. The majority of CIP balances related to consolidated CLOs. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management and performance fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, Financial Statements - Note 12, “Consolidated Investment Products,” for additional details.

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
The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flow information, excluding the impact of the cash flows of Consolidated Investment Products for the reasons outlined in footnote 1 to the table:

Cash flow information(1)	Six months ended June 30, 2018			Six months ended June 30, 2017
$ in millions	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash and cash equivalents, beginning of the period	2,517.7	511.3	2,006.4	2,070.2	742.2	1,328.0
Cash flows from operating activities(1)	396.8	(41.4)	438.2	383.2	(197.9)	581.1
Cash flows from investing activities	(1,817.5)	(289.2)	(1,528.3)	59.7	51.9	7.8
Cash flows from financing activities	794.9	214.0	580.9	(587.9)	(261.0)	(326.9)
Foreign exchange movement on cash and cash equivalents	(18.7)	(2.0)	(16.7)	57.6	1.5	56.1
Increase/(decrease) in cash and cash equivalents	(644.5)	(118.6)	(525.9)	(87.4)	(405.5)	318.1
Net cash inflows (outflows) upon consolidation/deconsolidation of CIP	(39.3)	(39.3)	—	(8.6)	(8.6)	—
Cash and cash equivalents, end of the period	1,833.9	353.4	1,480.5	1,974.2	328.1	1,646.1

Cash and cash equivalents	1,480.5	—	1,480.5	1,646.1	—	1,646.1
Cash and cash equivalents of CIP	353.4	353.4	—	328.1	328.1	—
Total cash and cash equivalents per consolidated statement of cash flows	1,833.9	353.4	1,480.5	1,974.2	328.1	1,646.1

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
During the six months ended June 30, 2018, cash provided by operating activities was $396.8 million compared to $383.2 million provided during the six months ended June 30, 2017 (an increase of $13.6 million). As shown in the tables above, the impact of CIP to cash used in operating activities was $41.4 million of cash used during the six months ended June 30, 2018 compared to $197.9 million of cash used during the six months ended June 30, 2017. Excluding the impact of CIP, cash provided by operations was $438.2 million during the six months ended June 30, 2018 compared to $581.1 million of cash provided by operating activities during the six months ended June 30, 2017. Cash provided by operations in the 2017 period included $161.0 million of dispositions of investments, including seed money and deferred compensation investments sold in connection with the entry into the total return swap.
There were no significant non-cash items that impacted the comparison between the periods of operating income to net cash provided by operations.

Investing Activities
Net cash used in investing activities totaled $1,817.5 million for the six months ended June 30, 2018 (six months ended June 30, 2017: net cash generated of $59.7 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $289.2 million used (six months ended June 30, 2017: $51.9 million contributed). Excluding the impact of CIP cash flows, net cash used in investing activities was $1,528.3 million (six months ended June 30, 2017: net cash provided of $7.8 million).
Cash outflows for the six months ended June 30, 2018 included $1,469.3 million related to business acquisitions. Also included in cash outflows for the six months ended June 30, 2018, excluding the impact of CIP, were purchases of investments of $117.9 million (six months ended June 30, 2017: $149.4 million). These outflows were partially offset by collected proceeds of $105.1 million from sales and returns of capital of investments (six months ended June 30, 2017: $217.1 million).
During the six months ended June 30, 2018, the company had capital expenditures of $46.2 million (six months ended June 30, 2017: $59.9 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up business recovery systems. Also, in each period, a portion of these costs related to improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.
Financing Activities
Net cash provided by financing activities totaled $794.9 million for the six months ended June 30, 2018 (six months ended June 30, 2017: net cash used of $587.9 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $214.0 million (six months ended June 30, 2017: cash used of $261.0 million). Excluding the impact of CIP, financing activities provided cash of $580.9 million in the six months ended June 30, 2018 (six months ended June 30, 2017: cash used of $326.9 million).
Financing cash inflows during the six months ended June 30, 2018 included a borrowing of $878.9 million on the credit facility (six months ended June 30, 2017: repayment of $28.7 million). Financing cash outflows during the six months ended June 30, 2018 included $244.0 million of dividend payments for the dividends declared in January and April (six months ended June 30, 2017: dividends paid of $233.7 million ), the payment of $46.9 million to meet employees' withholding tax obligations on share vestings (six months ended June 30, 2017: $57.3 million) and a payment of $7.1 million of contingent consideration (six months ended June 30, 2017: $7.2 million).
There were no non-CIP related financing cash inflows for the six months ended June 30, 2017.
Dividends
Invesco declares and pays dividends on a quarterly basis in arrears. On July 26, 2018, the company announced a second quarter 2018 cash dividend of 30.0 cents per share to holders of common shares, which will be paid on September 4, 2018, to shareholders of record as of August 16, 2018 with an ex-dividend date of August 15, 2018.
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
Share Repurchase Plan
The company did not purchase shares in the open market during the three and six months ended June 30, 2018, (three and six months ended June 30, 2017: none). The company did withhold an aggregate of 0.1 million shares and 1.5 million shares on vesting events during the three and six months ended June 30, 2018, respectively to meet employees' withholding tax obligations (three and six months ended June 30, 2017: 0.1 million and 1.7 million shares, respectively). The fair value of these shares withheld at the respective withholding dates was $7.6 million and $46.9 million during the three and six months ended June 30, 2018 (three and six months ended June 30, 2017: $3.1 million and $57.3 million). At June 30, 2018, approximately $1,643.0 million remains available under the share repurchase authorizations approved by the Board on October 11, 2013 and July 22, 2016.

Long-term debt
Our long-term debt at June 30, 2018 was $2,955.8 million (December 31, 2017: $2,075.8 million) and was comprised of the following:

$ in millions	June 30, 2018	December 31, 2017
Floating rate credit facility expiring August 11, 2022	878.9	—
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	597.2	596.9
$600 million 4.000% - due January 30, 2024	594.5	594.0
$500 million 3.750% - due January 15, 2026	495.3	495.1
$400 million 5.375% - due November 30, 2043	389.9	389.8
Long-term debt	2,955.8	2,075.8
For the six months ended June 30, 2018, the company's weighted average cost of debt was 3.84% (six months ended June 30, 2017: 3.93%).
The company's $1.5 billion unsecured credit facility is scheduled to expire on August 11, 2022. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of June 30, 2018, we were in compliance with our financial covenants. At June 30, 2018, our leverage ratio was 1.62 :1.00 (December 31, 2017: 1.18:1.00), and our interest coverage ratio was 18.29:1.00 (December 31, 2017: 18.64:1.00).
The June 30, 2018 coverage ratio calculations are as follows:

$ millions	Total	Q2 2018	Q1 2018	Q4 2017	Q3 2017
Net income attributable to Invesco Ltd.	1,174.7	245.1	253.9	408.2	267.5
Impact of CIP on net income attributable to Invesco Ltd.	2.1	2.2	(0.6)	(0.8)	1.3
Tax expense	240.6	72.3	68.4	(23.2)	123.1
Amortization/depreciation	130.3	32.4	33.6	34.6	29.7
Interest expense	99.9	29.5	23.2	23.6	23.6
Share-based compensation expense	164.5	40.8	40.9	40.4	42.4
Unrealized gains and losses from investments, net*	15.0	11.7	11.4	(17.9)	9.8
EBITDA**	1,827.1	434.0	430.8	464.9	497.4
Adjusted debt**	$2,965.7
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	1.62
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	18.29
____________

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals total debt of $2,955.8 million plus $9.9 million in letters of credit.

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

Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of June 30, 2018, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,480.5 million. See Item 1, Financial Statements - Note 13, “Related Parties,” for information regarding cash and cash equivalents invested in affiliated money market funds.
The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.
Liquidity Risk
Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities. The company is exposed to liquidity risk through its $2,955.8 million in long-term debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.
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
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and acquisition contracts. During the six months ended June 30, 2018, there were no material changes to the company's contractual obligations.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk, and foreign exchange rate risk. There have not been any material changes to the company's exposures to market risks during the period ended June 30, 2018 that would require an update to the disclosures provided in the most recent Form 10-K.
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
Interest Rate Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On June 30, 2018, the interest rates on 70.3% of the company's borrowings were fixed for a weighted average period of 9.5 years, and the company had a $878.9 million balance on its floating rate credit facility.
Foreign Exchange Rate Risk
The company has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco Ltd. During the second quarter the company has extended its hedge of approximately 75% of the Pound Sterling-based operating income through June 28, 2019. These put option contracts are set at a strike level of $1.250 based on the average daily foreign exchange rates for the applicable time period.
The company is exposed to foreign exchange revaluation into the Condensed Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries' functional currencies. Net foreign exchange revaluation gains were $3.4 million in the six months ended June 30, 2018 (six months ended June 30, 2017: $0.3 million gains), and are included in general and administrative expenses and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation and have put in place net investment hedge structures discussed in Part I, Item 1, Financial Statements, Note 6 -- "Other Comprehensive Income/(Loss)."

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
We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2018. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated any change in our internal control over financial reporting that occurred during the three months ended June 30, 2018 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
See Part I, Item I, Note 11, "Commitments and Contingencies - Legal Contingencies," for information regarding legal proceedings.
Item 1A.  Risk Factors
The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended June 30, 2018:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
April 1-30, 2018	32,900	$30.54	—	$1,643.0
May 1-31, 2018	2,731	$28.43	—	$1,643.0
June 1-30, 2018	59,695	$26.62	—	$1,643.0
Total	95,326		—

(1)	An aggregate of 95,326 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.

(2)	At June 30, 2018, a balance of $1,643.0 million remains available under the share repurchase authorizations approved by the Board on October 11, 2013 and July 22, 2016.

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

INVESCO LTD.
July 26, 2018	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

July 26, 2018	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer