Form 10-Q
period 2018-09-30
Invesco Ltd.
filed 2018-10-24
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of September 30, 2018, the most recent practicable date, the number of Common Shares outstanding was 411,335,893.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except per share data	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	1,631.5	2,006.4
Unsettled fund receivables	851.6	793.8
Accounts receivable	557.5	622.5
Investments	643.8	674.6
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	282.8	511.3
Accounts receivable and other assets of CIP	56.7	131.5
Investments of CIP	6,074.6	5,658.0
Assets held for policyholders	12,268.2	12,444.5
Prepaid assets	130.9	124.4
Other assets	69.0	61.7
Property, equipment and software, net	469.2	490.7
Intangible assets, net	2,156.5	1,558.7
Goodwill	7,311.5	6,590.7
Total assets	32,503.8	31,668.8
LIABILITIES
Accrued compensation and benefits	552.7	696.1
Accounts payable and accrued expenses	864.2	895.7
Liabilities of CIP:
Debt of CIP	4,820.5	4,799.8
Other liabilities of CIP	315.8	498.8
Policyholder payables	12,268.2	12,444.5
Unsettled fund payables	821.5	783.8
Long-term debt	2,814.6	2,075.8
Deferred tax liabilities, net	304.3	275.5
Total liabilities	22,761.8	22,470.0
Commitments and contingencies (See Note 11)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	423.2	243.2
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of September 30, 2018 and December 31, 2017)	98.1	98.1
Additional paid-in-capital	6,293.0	6,282.0
Treasury shares	(2,710.8)	(2,781.9)
Retained earnings	5,892.6	5,489.1
Accumulated other comprehensive income/(loss), net of tax	(585.8)	(391.2)
Total equity attributable to Invesco Ltd.	8,987.1	8,696.1
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	331.7	259.5
Total permanent equity	9,318.8	8,955.6
Total liabilities, temporary and permanent equity	32,503.8	31,668.8
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
$ in millions, except per share data	2018	2017	2018	2017
Operating revenues:
Investment management fees	1,038.9	1,062.3	3,133.1	3,027.9
Service and distribution fees	248.0	217.6	737.0	635.3
Performance fees	7.9	42.3	28.6	70.3
Other	47.0	15.5	159.5	51.2
Total operating revenues	1,341.8	1,337.7	4,058.2	3,784.7
Operating expenses:
Third-party distribution, service and advisory	408.0	380.4	1,236.0	1,095.6
Employee compensation	385.5	388.1	1,157.0	1,151.8
Marketing	34.0	29.5	94.9	83.0
Property, office and technology	104.8	92.8	308.7	267.3
General and administrative	87.4	86.6	287.1	250.5
Total operating expenses	1,019.7	977.4	3,083.7	2,848.2
Operating income	322.1	360.3	974.5	936.5
Other income/(expense):
Equity in earnings of unconsolidated affiliates	11.8	12.9	28.8	41.1
Interest and dividend income	4.0	2.5	11.0	7.0
Interest expense	(29.6)	(23.6)	(82.3)	(71.2)
Other gains and losses, net	5.9	13.9	1.9	23.9
Other income/(expense) of CIP, net	28.1	31.7	56.2	92.5
Income before income taxes	342.3	397.7	990.1	1,029.8
Income tax provision	(61.1)	(123.1)	(201.8)	(291.4)
Net income	281.2	274.6	788.3	738.4
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(11.6)	(7.1)	(19.7)	(19.3)
Net income attributable to Invesco Ltd.	269.6	267.5	768.6	719.1
Earnings per share:
-basic	$0.65	$0.65	$1.86	$1.76
-diluted	$0.65	$0.65	$1.86	$1.76
Dividends declared per share	$0.30	$0.29	$0.89	$0.86

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2018	2017	2018	2017
Net income	281.2	274.6	788.3	738.4
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(23.6)	142.4	(192.6)	352.4
Other comprehensive income/(loss), net of tax	1.5	3.3	1.2	8.4
Other comprehensive income/(loss)	(22.1)	145.7	(191.4)	360.8
Total comprehensive income/(loss)	259.1	420.3	596.9	1,099.2
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(11.6)	(7.1)	(19.7)	(19.3)
Comprehensive income/(loss) attributable to Invesco Ltd.	247.5	413.2	577.2	1,079.9
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
$ in millions	2018	2017
Operating activities:
Net income	788.3	738.4
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	105.6	82.2
Share-based compensation expense	124.5	134.9
Other (gains)/losses, net	(1.9)	(27.6)
Other (gains)/losses of CIP, net	2.3	(53.4)
Equity in earnings of unconsolidated affiliates	(28.8)	(41.1)
Distributions from equity method investees	9.9	14.9
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	(228.3)	(277.7)
(Purchase)/sale of investments, net	(36.4)	146.8
(Increase)/decrease in receivables	(280.7)	(3,134.3)
Increase/(decrease) in payables	207.6	3,189.9
Net cash provided by/(used in) operating activities	662.1	773.0
Investing activities:
Purchase of property, equipment and software	(68.3)	(82.7)
Purchase of investments by CIP	(3,780.1)	(4,432.4)
Sale of investments by CIP	2,633.5	4,219.6
Purchase of investments	(114.9)	(123.5)
Sale of investments	101.2	154.2
Capital distributions from equity method investees	15.0	61.3
Purchase of business	(1,469.3)	(299.2)
Net cash provided by/(used in) investing activities	(2,682.9)	(502.7)
Financing activities:
Purchases of treasury shares	(49.7)	(58.6)
Dividends paid	(368.3)	(352.7)
Third-party capital invested into CIP	421.1	397.7
Third-party capital distributed by CIP	(89.4)	(93.2)
Borrowings of debt by CIP	1,975.4	1,887.4
Repayments of debt by CIP	(1,030.8)	(1,962.4)
Net borrowings/(repayments) under credit facility	737.2	(28.7)
Payment of contingent consideration	(11.4)	(10.3)
Net cash provided by/(used in) financing activities	1,584.1	(220.8)
Increase/(decrease) in cash and cash equivalents	(436.7)	49.5
Foreign exchange movement on cash and cash equivalents	(27.3)	87.1
Foreign exchange movement on cash and cash equivalents of CIP	(1.7)	4.4
Net cash inflows (outflows) upon consolidation/deconsolidation of CIP	(137.7)	(9.0)
Cash and cash equivalents, beginning of period	2,517.7	2,070.2
Cash and cash equivalents, end of period	1,914.3	2,202.2

Cash and cash equivalents	1,631.5	1,716.3
Cash and cash equivalents of CIP	282.8	485.9
Total cash and cash equivalents per consolidated statement of cash flows	1,914.3	2,202.2
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Invesco Ltd.
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2018	98.1	6,282.0	(2,781.9)	5,489.1	(391.2)	8,696.1	259.5	8,955.6	243.2
Adjustment for adoption of ASU 2016-01	—	—	—	3.2	(3.2)	—	—	—	—
January 1, 2018, as adjusted	98.1	6,282.0	(2,781.9)	5,492.3	(394.4)	8,696.1	259.5	8,955.6	243.2
Net income	—	—	—	768.6	—	768.6	29.7	798.3	(10.0)
Other comprehensive income/(loss)	—	—	—	—	(191.4)	(191.4)	—	(191.4)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	42.5	42.5	190.0
Dividends	—	—	—	(368.3)	—	(368.3)	—	(368.3)	—
Employee share plans:
Share-based compensation	—	124.5	—	—	—	124.5	—	124.5	—
Vested shares	—	(114.6)	114.6	—	—	—	—	—	—
Other share awards	—	1.1	6.2	—	—	7.3	—	7.3	—
Purchase of shares	—	—	(49.7)	—	—	(49.7)	—	(49.7)	—
September 30, 2018	98.1	6,293.0	(2,710.8)	5,892.6	(585.8)	8,987.1	331.7	9,318.8	423.2

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity (continued)
(Unaudited)

	Equity Attributable to Invesco Ltd.
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2017	98.1	6,227.4	(2,845.8)	4,833.4	(809.3)	7,503.8	108.0	7,611.8	283.7
Net income	—	—	—	719.1	—	719.1	(6.3)	712.8	25.6
Other comprehensive income	—	—	—	—	360.8	360.8	—	360.8	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	133.1	133.1	0.3
Dividends	—	—	—	(352.7)	—	(352.7)	—	(352.7)	—
Employee share plans:
Share-based compensation	—	134.9	—	—	—	134.9	—	134.9	—
Vested shares	—	(116.4)	116.4	—	—	—	—	—	—
Other share awards	—	2.2	4.5	—	—	6.7	—	6.7	—
Purchase of shares	—	—	(58.6)	—	—	(58.6)	—	(58.6)	—
September 30, 2017	98.1	6,248.1	(2,783.5)	5,199.8	(448.5)	8,314.0	234.8	8,548.8	309.6

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

$ in millions	Three months ended September 30, 2018			Nine months ended September 30, 2018
Condensed Consolidated Statements of Income	As Reported	Adjustments Related to Adoption of ASC 606	Balances Without Adoption of ASC 606	As Reported	Adjustments Related to Adoption of ASC 606	Balances Without Adoption of ASC 606
Operating revenues:
Investment management fees	1,038.9	50.3	1,089.2	3,133.1	157.9	3,291.0
Service and distribution fees	248.0	(32.4)	215.6	737.0	(95.9)	641.1
Performance fees	7.9	—	7.9	28.6	—	28.6
Other	47.0	(34.5)	12.5	159.5	(110.0)	49.5
Total operating revenues	1,341.8	(16.6)	1,325.2	4,058.2	(48.0)	4,010.2

Operating expenses:
Third-party distribution, service and advisory	408.0	(21.1)	386.9	1,236.0	(61.6)	1,174.4
Employee compensation	385.5	—	385.5	1,157.0	—	1,157.0
Marketing	34.0	—	34.0	94.9	—	94.9
Property, office and technology	104.8	—	104.8	308.7	—	308.7
General and administrative	87.4	4.5	91.9	287.1	13.6	300.7
Total operating expenses	1,019.7	(16.6)	1,003.1	3,083.7	(48.0)	3,035.7
Operating income	322.1	—	322.1	974.5	—	974.5
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

Statement of Cash Flows. On January 1, 2018, the company adopted Accounting Standards Update 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15), which clarified how certain cash receipts and cash payments are classified and presented on the Statement of Cash Flows, including distributions from equity method investees. The amendments require a retrospective approach to adoption. As a result of adopting this standard, $12.7 million was reclassified from net cash provided by/(used in) investing activities to net cash provided by/(used in) operating activities for the nine months ended September 30, 2017.

On January 1, 2018, the company adopted Accounting Standards Update 2016-18, “Statement of Cash Flows: Restricted Cash” (ASU 2016-18). The standard requires the inclusion of restricted cash within cash and cash equivalents when reconciling the beginning and ending cash and cash equivalents balances on the statements of cashflows. ASU 2016-18 requires a retrospective approach to adoption. Accordingly, changes in CIP cash of $251.7 million for the nine months ended September 30, 2017 are no longer presented as a component of the company's cash provided by operations as they were reported in the Form 10-Q for the period ended September 30, 2017. These changes in CIP cash now form part of the reconciliation of corporate cash and CIP cash at the end of the Condensed Consolidated Statements of Cash Flows for the period ended September 30, 2017. The adoption of this standard does not impact corporate cash and cash equivalents.

Pension Costs. On January 1, 2018, the company adopted Accounting Standard Update 2017-07, “Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07). The amendments require that the service cost component of net periodic pension costs be recorded within employee compensation expense and the other components of net benefit cost be recorded in other gains and losses, net in the Condensed Consolidated Statements of Income. The company utilized a practical expedient that permits an employer to use the amounts disclosed in its pension plan footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation. The application of the new rules results in the reclassification of the non-service cost components of the pension costs/(benefit) to other gains and losses, net, and has no impact to net income. For the three and nine months ended September 30, 2017, the reclassification increased operating income by $5.0 million and $3.7 million, respectively, with a corresponding decrease to other gains and losses, net.

Other Income. On January 1, 2018, the company adopted Accounting Standard Update 2017-05, "Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." The standard clarified the scope of accounting for gains and losses from the derecognition of nonfinancial assets and added guidance for partial sales of nonfinancial assets. The adoption of this standard did not have a material impact on the company's financial condition, results of operations or cash flows.
Pending Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases” (ASU 2016-02). The standard requires that lessees recognize lease assets and lease liabilities on the balance sheet for all leases with a lease term greater than 12 months. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018 and requires a modified retrospective approach to adoption. In July 2018, the FASB issued Accounting Standard Update 2018-11, “Leases: Targeted Improvements” (ASU 2018-11) which provided an additional, optional transition method related to implementing the new leases standard. ASU 2018-11 provides that companies can initially apply the new leases standard at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The company has decided to implement the leases standard under this optional transition method on January 1, 2019. The company is continuing to evaluate the potential impact of this standard through a detailed review of a sample of lease arrangements. A global cross-functional team is analyzing and assessing the impact of adopting the new lease accounting guidance. The company has selected a lease accounting software tool to assist in the accounting for lease arrangements under the new accounting rules and is currently in the process of implementing the tool and abstracting lease contract data for input into the lease accounting tool.

In August 2018, the FASB issued Accounting Standards Update 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” (ASU 2018-15). The standard update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years and early adoption is permitted. The amendments allow either a retrospective or prospective approach to all implementation costs incurred after adoption. The company does not anticipate a material impact upon the adoption of this amendment.

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
Service fees are earned for services rendered relating to fund accounting, transfer agent, administrative and/or other maintenance activities performed for sponsored investment vehicles. Service fees are generally based upon a percentage of the value of the assets under management. Service fees are also earned from the delivery of digital solutions to our customers. All of these services are transferred over time.

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

	September 30, 2018		December 31, 2017
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	1,631.5	1,631.5	2,006.4	2,006.4
Equity investments	309.2	309.2	346.6	346.6
Available-for-sale debt investments	—	—	15.9	15.9
Foreign time deposits *	20.1	20.1	28.6	28.6
Assets held for policyholders	12,268.2	12,268.2	12,444.5	12,444.5
Policyholder payables *	(12,268.2)	(12,268.2)	(12,444.5)	(12,444.5)
Contingent consideration liability	(45.4)	(45.4)	(57.4)	(57.4)
Long-term debt *	(2,814.6)	(2,883.3)	(2,075.8)	(2,258.1)
____________

*
These financial instruments are not measured at fair value on a recurring basis. See the most recently filed Form 10-K for additional information about the carrying and fair values of these financial instruments. Foreign time deposits are measured at cost plus accrued interest, which approximates fair value, and are accordingly classified as Level 2 securities.

The following table presents, by hierarchy levels, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, respectively:

	As of September 30, 2018
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	404.2	404.2	—	—
Investments:*
Equity investments:
Seed money	202.3	202.3	—	—
Investments related to deferred compensation plans	90.4	90.4	—	—
Other equity securities	16.5	16.5	—	—
Assets held for policyholders	12,268.2	12,268.2	—	—
Total	12,981.6	12,981.6	—	—
Liabilities:
Contingent consideration liability	(45.4)	—	—	(45.4)
Total	(45.4)	—	—	(45.4)

	As of December 31, 2017
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	875.5	875.5	—	—
Investments:*
Equity investments:
Seed money	243.0	243.0	—	—
Investments related to deferred compensation plans	92.3	92.3	—	—
Other equity securities	11.3	11.3	—	—
Available-for-sale debt investments:
CLOs	6.0	—	6.0	—
Other debt securities	9.9	—	—	9.9
Assets held for policyholders	12,444.5	12,444.5	—	—
Total	13,682.5	13,666.6	6.0	9.9
Liabilities:
Contingent consideration liability	(57.4)	—	—	(57.4)
Total	(57.4)	—	—	(57.4)
____________

*
Foreign time deposits of $20.1 million (December 31, 2017: 28.6 million) are excluded from this table. Equity method and other investments of $308.7 million and $5.8 million, respectively, (December 31, 2017: $277.3 million and $6.2 million, respectively) are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three and nine months ended September 30, 2018 and September 30, 2017, which are valued using significant unobservable inputs:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
$ in millions	Contingent Consideration Liability	Contingent Consideration Liability	Other Debt Securities
Beginning balance	(50.1)	(57.4)	9.9
Net unrealized gains and losses included in other gains and losses, net*	0.4	0.6	—
Disposition/settlements	4.3	11.4	(9.9)
Ending balance	(45.4)	(45.4)	—

	Three months ended September 30, 2017		Nine months ended September 30, 2017
$ in millions	Contingent Consideration Liability	Other Debt Securities	Contingent Consideration Liability	CLOs	Other Debt Securities
Beginning balance	(69.2)	9.8	(78.2)	12.9	13.2
Purchases/acquisitions	—	—	—	—	7.3
Net unrealized gains and losses included in other gains and losses, net*	(1.6)	—	0.2	—	(2.2)
Disposition/settlements	3.1	(0.1)	10.3	—	(8.6)
Transfer from level 3 to level 2	—	—	—	(12.9)	—
Ending balance	(67.7)	9.7	(67.7)	—	9.7
_______________

*	These unrealized gains and losses are attributable to balances still held at the respective period ends.
Contingent Consideration Liability
At September 30, 2018 inputs used in the model included assumed growth rates in AUM ranging from (2.34)% to 0.74% (weighted average growth rate of (0.03)%) and a discount rate of 4.84%. Changes in fair value are recorded in other gains and losses, net in the Condensed Consolidated Statements of Income in the period incurred. An increase in AUM levels and/or a decrease in the discount rate would increase the fair value of the contingent consideration liability, while a decrease in forecasted AUM and/or an increase in the discount rate would decrease the liability.
Total Return Swaps
The company entered into total return swap arrangements with respect to certain ETFs in the three months ended September 30, 2018.  At September 30, 2018, the aggregate notional value of the total return swaps was $172.5 million. Under the terms of each total return swap, the company receives the related market gains or losses on the underlying investments and pays a floating rate to the respective counterparty. At September 30, 2018, the fair value of the total return swaps related to the ETFs resulted in a liability balance of $1.3 million. For the three months ended September 30, 2018, market valuation losses of $1.3 million were recognized in other gains and losses, net. The fair value of the total return swaps was determined under the market approach using quoted prices of the underlying investments and, as such, is classified as level 2 of the valuation hierarchy. The total return swaps are not designated for hedge accounting.

3.  INVESTMENTS
The disclosures below include details of the company's investments. Investments held by CIP are detailed in Note 12, "Consolidated Investment Products."

$ in millions	September 30, 2018	December 31, 2017
Equity investments:
Seed money	202.3	243.0
Investments related to deferred compensation plans	90.4	92.3
Other equity securities	16.5	11.3
Available-for-sale debt investments:
CLOs	—	6.0
Other debt securities	—	9.9
Equity method investments	308.7	277.3
Foreign time deposits	20.1	28.6
Other	5.8	6.2
Total investments	643.8	674.6
Available for sale debt investments
Upon adoption of ASU 2016-01, as of January 1, 2018, seed money investments formerly classified as available-for-sale are now included as equity investments. Realized gains and losses recognized in the Condensed Consolidated Statements of Income during the period from investments classified as available-for-sale are as follows:

	For the three months ended September 30, 2018			For the nine months ended September 30, 2018
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
CLOs	4.2	1.5	—	16.5	2.3	—
Other debt securities	—	—	—	6.3	—	(3.6)
	4.2	1.5	—	22.8	2.3	(3.6)

	For the three months ended September 30, 2017			For the nine months ended September 30, 2017
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	15.2	1.6	—	61.7	2.7	(1.5)
CLOs	3.5	0.8	—	6.1	1.2	—
Other debt securities	0.1	0.2	—	8.6	1.0	—
	18.8	2.6	—	76.4	4.9	(1.5)
Gross unrealized holding gains and losses recognized in accumulated other comprehensive income/(loss) from available-for-sale debt investments are presented in the table below:

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

Equity investments
The unrealized gains and losses for the three and nine months ended September 30, 2018, that relate to equity investments still held at September 30, 2018, were a $2.2 million net gain and $1.4 million net gain, respectively (three and nine months ended September 30, 2017: $3.9 million net gain and $14.1 million net gain related to trading investments held at September 30, 2017).

4.  LONG-TERM DEBT
The disclosures below include details of the company's debt. Debt of CIP is detailed in Note 12, “Consolidated Investment Products.”

	September 30, 2018		December 31, 2017
$ in millions	Carrying Value**	Fair Value	Carrying Value**	Fair Value
Floating rate credit facility expiring August 11, 2022	737.2	737.2	—	—
Unsecured Senior Notes*:
$600 million 3.125% - due November 30, 2022	597.4	589.8	596.9	608.8
$600 million 4.000% - due January 30, 2024	594.6	607.2	594.0	634.7
$500 million 3.750% - due January 15, 2026	495.4	494.4	495.1	515.0
$400 million 5.375% - due November 30, 2043	390.0	454.8	389.8	499.6
Long-term debt	2,814.6	2,883.3	2,075.8	2,258.1
____________

*	The company's senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

**	The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.

The company maintains approximately $15.8 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons.
5.  SHARE CAPITAL
The number of common shares and common share equivalents issued are represented in the table below:

	As of
In millions	September 30, 2018	December 31, 2017
Common shares issued	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(79.1)	(83.3)
Common shares outstanding	411.3	407.1

6.  OTHER COMPREHENSIVE INCOME/(LOSS)
The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended September 30, 2018
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	(23.6)	—	—	—	(23.6)
Other comprehensive income, net	—	1.4	0.9	(0.8)	1.5
Other comprehensive income/(loss), net of tax	(23.6)	1.4	0.9	(0.8)	(22.1)

Beginning balance	(459.5)	(107.4)	2.0	1.2	(563.7)
Other comprehensive income/(loss), net of tax	(23.6)	1.4	0.9	(0.8)	(22.1)
Ending balance	(483.1)	(106.0)	2.9	0.4	(585.8)

	For the nine months ended September 30, 2018
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	(192.6)	—	—	—	(192.6)
Other comprehensive income, net	—	3.7	(1.4)	(1.1)	1.2
Other comprehensive income/(loss), net of tax	(192.6)	3.7	(1.4)	(1.1)	(191.4)

Beginning balance	(290.5)	(109.7)	4.3	4.7	(391.2)
Adjustment for adoption of ASU 2016-01	—	—	—	(3.2)	(3.2)
January 1, 2018, as adjusted	(290.5)	(109.7)	4.3	1.5	(394.4)
Other comprehensive income/(loss), net of tax	(192.6)	3.7	(1.4)	(1.1)	(191.4)
Ending balance	(483.1)	(106.0)	2.9	0.4	(585.8)

	For the three months ended September 30, 2017
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	142.4	—	—	—	142.4
Other comprehensive income, net	—	5.3	(0.1)	(1.9)	3.3
Other comprehensive income/(loss), net of tax	142.4	5.3	(0.1)	(1.9)	145.7

Beginning balance	(469.9)	(138.5)	6.0	8.2	(594.2)
Other comprehensive income/(loss), net of tax	142.4	5.3	(0.1)	(1.9)	145.7
Ending balance	(327.5)	(133.2)	5.9	6.3	(448.5)

	For the nine months ended September 30, 2017
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	352.4	—	—	—	352.4
Other comprehensive income, net	—	6.0	1.1	1.3	8.4
Other comprehensive income/(loss), net of tax	352.4	6.0	1.1	1.3	360.8

Beginning balance	(679.9)	(139.2)	4.8	5.0	(809.3)
Other comprehensive income/(loss), net of tax	352.4	6.0	1.1	1.3	360.8
Ending balance	(327.5)	(133.2)	5.9	6.3	(448.5)

Net Investment Hedge

The company designated certain intercompany debt as a non-derivative net investment hedging instrument against foreign currency exposure related to its net investment in foreign operations. At September 30, 2018, £130 million ($169.5 million) of intercompany debt was designated as a net investment hedge.  For the nine months ended September 30, 2018, the Company recognized foreign currency gains of $6.4 million resulting from the net investment hedge within currency translation differences on investments in foreign subsidiaries in other comprehensive income. No hedge ineffectiveness was recognized in income.

7. REVENUE

The geographic disaggregation of revenue for the three and nine months ended September 30, 2018 is presented below. There are no revenues attributed to the company's country of domicile, Bermuda.

$ in millions	For the three months ended September 30, 2018	For the nine months ended September 30, 2018
North America	835.5	2,483.8
EMEA	442.8	1,369.1
Asia-Pacific	63.5	205.3
Total operating revenues	1,341.8	4,058.2

The opening and closing balance of deferred carried interest liabilities for the nine months ended September 30, 2018 was $60.4 million and $60.9 million, respectively. During the nine months ended September 30, 2018, no performance fee revenue was recognized that was included in the deferred carried interest liability balance at the beginning of the period.

8.  SHARE-BASED COMPENSATION
The company recognized total expenses of $124.5 million and $134.9 million related to equity-settled share-based payment transactions in the nine months ended September 30, 2018 and 2017, respectively.

Share Awards
Movements on share awards during the periods ended September 30, are detailed below:

	For the nine months ended September 30, 2018			For the nine months ended September 30, 2017
Millions of shares, except fair values	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value ($)	Time- Vested	Performance- Vested
Unvested at the beginning of period	12.0	0.9	31.52	12.1	0.8
Granted during the period	5.5	0.4	32.09	5.3	0.3
Forfeited during the period	(0.2)	—	31.71	(0.4)	—
Vested and distributed during the period	(4.6)	(0.4)	32.14	(4.8)	(0.2)
Unvested at the end of the period	12.7	0.9	31.55	12.2	0.9
The total fair value of shares that vested during the nine months ended September 30, 2018 was $156.1 million (nine months ended September 30, 2017: $158.0 million). The weighted average grant date fair value of the share awards that were granted during the nine months ended September 30, 2018 was $32.09 (nine months ended September 30, 2017: $32.21).
At September 30, 2018, there was $324.4 million of total unrecognized compensation cost related to non-vested share awards; that cost is expected to be recognized over a weighted average period of 2.61 years.
9.  TAXATION
At September 30, 2018, the total amount of gross unrecognized tax benefits was $19.2 million as compared to the December 31, 2017 total of $19.6 million. At December 31, 2017, the company had not completed the accounting for the tax effects of enacting the Tax Cuts and Jobs Act (the "2017 Tax Act") and therefore recognized a provisional income tax benefit of $130.7 million.  As of September 30, 2018, the company has refined its estimate related to the deductibility of executive compensation based on recent IRS proposed guidance, and recognized additional income tax expense of $1.5 million in the quarter. In accordance with Staff Accounting Bulletin No. 118, the company is required to complete its assessment and finalize the accounting in the fourth quarter of 2018 and though unlikely, the final amounts could differ from the estimates recorded to date as additional guidance continues to be issued.

10.  EARNINGS PER SHARE
The calculation of earnings per share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
In millions, except per share data	2018	2017	2018	2017
Net income	$281.2	$274.6	$788.3	$738.4
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(11.6)	(7.1)	(19.7)	(19.3)
Net income attributable to Invesco Ltd.	269.6	267.5	768.6	719.1
Less: Allocation of earnings to restricted shares	(8.3)	(8.0)	(23.3)	(21.6)
Net income attributable to common shareholders	$261.3	$259.5	$745.3	$697.5

Invesco Ltd:
Weighted average shares outstanding - basic	414.3	410.0	413.2	409.2
Dilutive effect of non-participating share-based awards	0.1	0.5	0.2	0.4
Weighted average shares outstanding - diluted	414.4	410.5	413.4	409.6

Common shareholders:
Weighted average shares outstanding - basic	414.3	410.0	413.2	409.2
Less: Weighted average restricted shares	(12.7)	(12.2)	(12.5)	(12.3)
Weighted average common shares outstanding - basic	401.6	397.8	400.7	396.9
Dilutive effect of non-participating share-based awards	0.1	0.5	0.2	0.4
Weighted average common shares outstanding - diluted	401.7	398.3	400.9	397.3

Earnings per share:
Basic earnings per share	$0.65	$0.65	$1.86	$1.76
Diluted earnings per share	$0.65	$0.65	$1.86	$1.76
See Note 8, “Share-Based Compensation,” for a summary of share awards outstanding under the company's share-based compensation programs. These programs could result in the issuance of common shares from time to time that would affect the measurement of basic and diluted earnings per share.
There were 0.9 million and 0.7 million shares of performance-vested awards and no time-vested awards excluded from the computation of diluted earnings per share during the three and nine months ended September 30, 2018, respectively, due to their inclusion being anti-dilutive (three and nine months ended September 30, 2017: none). There were no contingently issuable shares excluded from the diluted earnings per share computation during the three and nine months ended September 30, 2018 (three and nine months ended September 30, 2017:0.1 million), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period.
11.  COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.
Off Balance Sheet Commitments
The company has committed to co-invest in certain sponsored investment products which may be called in future periods. At September 30, 2018, the company's undrawn capital commitments were $414.2 million (December 31, 2017: $292.8 million).
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
In management’s opinion, adequate accrual has been made as of September 30, 2018 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.
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

	As of
$ in millions	September 30, 2018	December 31, 2017
Cash and cash equivalents of CIP	282.8	511.3
Accounts receivable and other assets of CIP	56.7	131.5
Investments of CIP	6,074.6	5,658.0
Less: Debt of CIP	(4,820.5)	(4,799.8)
Less: Other liabilities of CIP	(315.8)	(498.8)
Less: Retained earnings	7.0	16.7
Less: Accumulated other comprehensive income, net of tax	(6.9)	(16.6)
Less: Equity attributable to redeemable noncontrolling interests	(423.2)	(243.2)
Less: Equity attributable to nonredeemable noncontrolling interests	(330.8)	(258.6)
Invesco's net interests in CIP	523.9	500.5
The following table reflects the impact of consolidation of investment products into the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2018	2017	2018	2017
Total operating revenues	(4.7)	(6.2)	(18.8)	(25.7)
Total operating expenses	5.1	4.2	14.5	5.2
Operating income	(9.8)	(10.4)	(33.3)	(30.9)
Equity in earnings of unconsolidated affiliates	(3.4)	(5.7)	(9.8)	(8.4)
Other gains and losses, net	8.0	(9.8)	16.3	(32.4)
Interest and dividend income of CIP	71.0	52.7	196.0	156.4
Interest expense of CIP	(51.7)	(36.3)	(137.5)	(117.3)
Other gains/(losses) of CIP, net	8.8	15.3	(2.3)	53.4
Income before income taxes	22.9	5.8	29.4	20.8
Net income	22.9	5.8	29.4	20.8
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(11.6)	(7.1)	(19.7)	(19.3)
Net income attributable to Invesco Ltd.	11.3	(1.3)	9.7	1.5
Non-consolidated VIEs
At September 30, 2018, the company's carrying value and maximum risk of loss with respect to variable interest entities (VIEs) in which the company is not the primary beneficiary was $286.1 million (December 31, 2017: $227.3 million).

Balance Sheet information - newly consolidated VIEs/VOEs
During the nine months ended September 30, 2018, there were twenty-two newly consolidated VIEs and eight newly consolidated voting rights entities (VOEs) (September 30, 2017: the company consolidated fifteen new VIEs.) The table below illustrates the summary balance sheet amounts related to these products before consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Condensed Consolidated Financial Statements.

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
$ in millions	VIEs	VOEs	VIEs
Cash and cash equivalents of CIP	17.4	—	14.9
Accounts receivable and other assets of CIP	6.2	1.9	8.5
Investments of CIP	800.6	172.6	331.9
Total assets	824.2	174.5	355.3

Debt of CIP	555.2	—	15.1
Other liabilities of CIP	37.7	—	105.1
Total liabilities	592.9	—	120.2
Total equity	231.3	174.5	235.1
Total liabilities and equity	824.2	174.5	355.3

Balance Sheet information - deconsolidated VIEs/VOEs
During the nine months ended September 30, 2018, the company determined that it was no longer the primary beneficiary of five VIEs (September 30, 2017: the company determined that it was no longer the primary beneficiary of six VIEs and one VOE. The amounts deconsolidated from the Condensed Consolidated Balance Sheets are illustrated in the table below. There was no net impact to the Condensed Consolidated Statements of Income for the nine months ended September 30, 2018 and 2017 from the deconsolidation of these investment products.

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
$ in millions	VIEs	VIEs	VOEs
Cash and cash equivalents of CIP	104.9	15.7	—
Accounts receivable and other assets of CIP	26.2	4.1	0.2
Investments of CIP	912.4	242.9	49.8
Total assets	1,043.5	262.7	50.0

Debt of CIP	938.3	4.2	—
Other liabilities of CIP	9.0	3.1	—
Total liabilities	947.3	7.3	—
Total equity	96.2	255.4	50.0
Total liabilities and equity	1,043.5	262.7	50.0

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	5,110.6	—	5,110.6	—	—
Bonds	505.6	—	505.6	—	—
Equity securities	243.0	239.2	3.8	—	—
Equity and fixed income mutual funds	18.3	18.3	—	—	—
Investments in other private equity funds	185.0	—	—	—	185.0
Real estate investments	12.1	—	—	12.1	—
Total assets at fair value	6,074.6	257.5	5,620.0	12.1	185.0

	As of December 31, 2017
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	4,894.2	—	4,894.2	—	—
Bonds	302.0	—	302.0	—	—
Equity securities	203.2	198.8	4.4	—	—
Equity and fixed income mutual funds	19.0	19.0	—	—	—
Investments in other private equity funds	163.4	—	—	—	163.4
Real estate investments	76.2	—	—	76.2	—
Total assets at fair value	5,658.0	217.8	5,200.6	76.2	163.4

The following tables show a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
$ in millions	Level 3 Assets	Level 3 Assets
Beginning balance	52.0	76.2
Purchases	—	13.0
Sales	(39.3)	(84.8)
Gains and losses included in the Condensed Consolidated Statements of Income*	(0.6)	7.7
Ending balance	12.1	12.1

	Three months ended September 30, 2017	Nine months ended September 30, 2017
$ in millions	Level 3 Assets	Level 3 Assets
Beginning balance	59.9	40.7
Purchases	—	15.1
Sales	—	(5.1)
Gains and losses included in the Condensed Consolidated Statements of Income*	3.6	12.8
Ending balance	63.5	63.5
____________

*
Included in gains/(losses) of CIP, net in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 are $0.5 million and $0.8 million respectively, in net unrealized losses attributable to investments still held at September 30, 2018 by CIP (for the three and nine months ended September 30, 2017: $3.6 million and $12.4 million respectively, in net unrealized gains are attributable to investments still held at September 30, 2017 by CIP).

The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments of $5,036.5 million, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2018 and 2026 pay interest at LIBOR plus a spread of up to 9.5%, and typically range in S&P credit rating categories from BBB down to unrated. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At September 30, 2018, the unpaid principal balance exceeds the fair value of the senior secured bank loans and bonds by approximately $50.1 million (December 31, 2017: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $84.6 million). Approximately less than 1% of the collateral assets were in default as of September 30, 2018 and 2017. CLO investments are valued based on price quotations provided by third party pricing sources. These third party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations on a daily basis. If necessary, price quotations are challenged through a third-party pricing challenge process.
Notes issued by consolidated CLOs mature at various dates between 2026 and 2031 and have a weighted average maturity of 10.8 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.55% for the more senior tranches to 7.45% for the more subordinated tranches. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt.

Quantitative Information about Level 3 Fair Value Measurements
At September 30, 2018, there were $12.1 million of investments held by consolidated real estate funds that were valued using recent private market transactions.

The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets at December 31, 2017:

Assets and Liabilities	Fair Value at December 31, 2017 ($ in millions)	Valuation Technique	Unobservable Inputs	Range	Weighted Average (by fair value)
Real Estate Investments	$76.2	Discounted Cash Flow	Discount rate	7% - 33%	17.00%
			Terminal capitalization rate	5.30%	5.30%
			Average rent growth rate	2% - 3%	2.50%

The following narrative indicates the sensitivity of inputs illustrating the impact of significant increases to the inputs. A directionally opposite impact would apply for significant decreases in these inputs:

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

The table below summarizes as of September 30, 2018 and December 31, 2017, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized.

	September 30, 2018			December 31, 2017
in millions, except term data	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity funds (1)	$185.0	$83.0	5.5 years	$163.4	$53.9	5.5 years
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

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2018	2017	2018	2017
Affiliated operating revenues:
Investment management fees	915.6	937.0	2,757.1	2,654.5
Service and distribution fees	238.9	217.2	723.9	634.1
Performance fees	0.8	40.5	7.6	52.1
Other	47.6	14.9	148.3	46.0
Total affiliated operating revenues	1,202.9	1,209.6	3,636.9	3,386.7

$ in millions	September 30, 2018	December 31, 2017
Affiliated asset balances:
Cash and cash equivalents	404.2	875.5
Unsettled fund receivables	376.2	204.0
Accounts receivable	342.5	359.9
Investments	602.6	608.5
Assets held for policyholders	12,267.8	12,444.2
Other assets	3.4	9.2
Total affiliated asset balances	13,996.7	14,501.3

Affiliated liability balances:
Accrued compensation and benefits	74.7	90.7
Accounts payable and accrued expenses	64.3	64.5
Unsettled fund payables	184.2	288.8
Total affiliated liability balances	323.2	444.0
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

15.  SUBSEQUENT EVENTS
On October 17, 2018, the company signed a definitive agreement whereby Invesco will acquire Massachusetts Mutual Life Insurance Company's ("MassMutual") asset management affiliate, OppenheimerFunds, Inc., for consideration of 81.9 million shares of common stock and $4 billion in perpetual, non-cumulative preferred stock with a 21-year non-call period and a fixed rate of 5.9%. The shareholder agreement specifies a lock-up period of two years for the common stock and five years for the preferred stock. The transaction is expected to close in the second quarter of 2019, pending necessary regulatory and other third-party approvals.
On October 18, 2018, the company announced a third quarter 2018 dividend of 30.0 cents per share, payable on December 3, 2018, to shareholders of record at the close of business on November 13, 2018 with an ex-dividend date of November 9, 2018.

On October 18, 2018, the company announced plans to buy back $1.2 billion of the company's common shares within the next two years. In connection with this effort, on October 24, 2018, the company entered into a forward contract to purchase $300.0 million of its common shares; the purchase price for such shares will be determined no later than December 31, 2018 and settlement of the purchase will occur by the third quarter of 2019.

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
The three months ended September 30, 2018 saw a divergence in global returns as U.S. markets outperformed other world markets. In the U.S., strong economic growth and positive earnings data helped to propel markets higher despite continued concerns of escalations in the trade war between the U.S. and China. Additionally, continued strong economic indicators led the Federal Reserve to enact a 25 basis point increase in the federal funds rate during the period. The S&P reached record levels during the quarter before ultimately finishing the period up 7.2%. European markets were mixed as fears over trade wars and the impact of tariffs impacted emerging markets while positive economic indicators led the Bank of England to raise interest rates by 25 basis points during the quarter. Concerns of no deal between the UK and the EU on the Brexit referendum also weighed on markets which led the FTSE 100 to finish the period down 1.7%. In Japan, a positive economic outlook, weakening Yen, and improving corporate profits helped to drive markets higher with the Nikkei 225 finishing the quarter up 8.1%.
Bond returns for the quarter were mixed as strong economic indicators and rate increases implemented in the U.S. and UK drove yields higher. Corporate bonds saw positive returns for the period while government bonds returns were mostly negative which led to the U.S. Aggregate Bond Index to finish flat for the quarter.

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and nine months ended periods ended September 30, 2018 and 2017:

	Index expressed in currency	Three months ended September 30,		Nine months ended September 30,
Equity Index		2018	2017	2018	2017
S&P 500	U.S. Dollar	7.2%	4.0%	9.0%	12.5%
FTSE 100	British Pound	(1.7)%	0.8%	(2.3)%	3.2%
FTSE 100	U.S. Dollar	(2.8)%	3.8%	(5.8)%	12.0%
Nikkei 225	Japanese Yen	8.1%	1.6%	6.0%	6.5%
Nikkei 225	U.S. Dollar	5.6%	1.4%	5.1%	10.3%
MSCI Emerging Markets	U.S. Dollar	(2.0)%	7.0%	(9.5)%	25.5%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	0.0%	0.9%	(1.6)%	3.1%
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

Invesco benefits from our long-term efforts to ensure a diversified base of AUM. One of Invesco's core strengths, and a key differentiator for the company within the industry, is our broad diversification across client domiciles, asset classes and distribution channels. Our geographic diversification recognizes growth opportunities in different parts of the world. This broad diversification mitigates the impact on Invesco of different market cycles and enables the company to take advantage of growth opportunities in various markets and channels. The company is moving to a unified brand - Invesco, while preserving the time-tested and distinctive investment perspectives, processes and approaches of our different investment teams across the globe. This effort will contribute to a more consistent client experience across multiple markets and strengthen our ability to market our comprehensive range of capabilities more effectively.

On October 17, 2018, Invesco entered into a definitive agreement to acquire OppenheimerFunds from MassMutual, which includes approximately $250 billion of AUM. This strategic transaction will bring Invesco’s total AUM to more than $1.2 trillion, making it the 13th-largest global investment manager and sixth-largest US retail investment manager(1), further enhancing the company’s ability to meet client needs through its comprehensive range of high-conviction active, passive and alternative capabilities. Under the terms of the agreement, Invesco will acquire OppenheimerFunds for consideration of 81.9 million shares of Invesco common equity and $4 billion in perpetual, non-cumulative preferred shares with a 21-year non-call period and a fixed rate of 5.9%. The shareholder agreement specifies a lock-up period of two years for the common stock and five years for the preferred stock.

The highly complementary investment and distribution capabilities of Invesco and OppenheimerFunds will strengthen the combined organization’s ability to provide more relevant investment outcomes to an expanded number of institutional and retail clients in the US and around the globe. Both Invesco’s and OppenheimerFunds’ clients will benefit from the resulting combination, which will incorporate OppenheimerFunds’ high-performing investment capabilities, including a strong international and emerging markets equity franchise, and its powerful US third-party distribution platform, with Invesco’s global distribution organization, strong and diversified product lineup, and institutional and technology-driven client outreach. The transaction is expected to close in the second quarter of 2019, pending necessary regulatory and other third-party approvals.

Invesco Great Wall Fund Management Company ("Invesco Great Wall"), the company's largest joint venture in China, is experiencing strong growth. In June, Invesco Great Wall's Jingyi Money Market Fund was selected as one of seven money market funds to be included in the money market program, Yu'E Bao, administered by Ant Financial, an affiliate of Alibaba. Given the company's influence on Invesco Great Wall, a change in regulation allowing increased foreign ownership, and reaching agreement in principle in the third quarter to obtain a majority stake of the joint venture, the company began reporting 100% of the flows and AUM for Invesco Great Wall beginning in the third quarter. The company's non-GAAP operating results now reflect the economics of these holdings on a basis consistent with the underlying AUM and flows.

On April 6, 2018 the company completed its previously announced acquisition of Guggenheim Investments’ exchange-traded funds (ETF) business, which consists of $38.1 billion of assets under management (at date of acquisition). The acquisition strengthens Invesco’s market-leading ETF capabilities as well as the firm’s efforts to meet the needs of institutional and retail clients in the U.S. and across the globe, which will contribute further to the growth and long-term success of the business. With this acquisition, Invesco’s ETF assets under management total $233.0 billion globally (as of September 30, 2018). The aggregate purchase price paid by Invesco upon completion of the transaction was $1.2 billion.

On June 4, 2018, the company acquired Intelliflo, the No. 1 technology platform for financial advisors in the UK.(2) The addition of Intelliflo builds on the 2016 acquisition of Jemstep to deliver a global, advisor-focused digital platform that enhances the firm’s ability to meet evolving client needs.

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

In addition, during the third quarter of 2018:

•
Invesco Great Wall (IGW) won numerous industry awards during the Asset Management Association of China's inaugural event to mark the 20th anniversary of the establishment of China's fund industry. IGW was recognized in two categories: Outstanding Fund Management Company & Management Team for its successive management teams (Chairman, CEO, Chief Supervisor) since launch, and Outstanding Products & Management Team for its IGW Select Equity Mixed Securities Fund, IGW Domestic Demand Growth Mixed Securities Fund and IGW DingYi Mixed Securities Fund.

•	Invesco was recognized as being among the top three investment managers in servicing institutional investors in Asia by market intelligence consultant Greenwich Associates.

•
Invesco won the 2018 Multi Asset Manager of the year award, which was given at the LAPF Investment Awards held in London. This award recognizes the combined capabilities of the Henley Multi-Asset team, Invesco Global Asset Allocation (IBRA) team and IQS Balanced Solutions team, highlighting the breadth of our multi-asset offering.

•
Invesco Wholesalers Todd Matlack and Lloyd Silk were named to the National Association of Plan Advisors’ 2018 Top 100 DC Wholesalers. These “DC Wingmen” made the cut from a pool of about 1,400 wholesalers, based on voting by thousands of NAPA members.

•
Invesco launched a new suite of factor ETFs which brings together some of our best passive and active capabilities. The suite includes eight products and leverages the expertise of our Fixed Income team and our new Indexing team.

•
Invesco launched the Invesco Perpetual Summit Growth range - five multi-asset funds designed to help financial advisers in the UK match the risk profiles of their clients by accessing the breadth of Invesco's diverse investment capabilities.

•
Invesco launched Canada’s first equal-weight European large-cap ETF providing equal-weight exposure to the companies that make up the S&P Europe 350 Index. Invesco S&P Europe 350 Equal Weight Index ETF (EQE) offers investors the potential benefits of balanced exposure, disciplined rebalancing and higher return potential.

•	Invesco earned an A+ rating in PRI (Principles for Responsible Investment) for its overall approach to responsible investment for second consecutive year.

•	Invesco Real Estate signed the single largest asset deal in its European history.

One of the company's strategic objectives is to harness the power of our global platform by improving effectiveness and efficiency by allocating our resources to the opportunities that will best benefit clients and our business. During 2018, the company has continued our efforts to transform several key business support functions to become more effective and efficient by leveraging shared service centers, outsourcing, automating key processes and optimizing the company's office footprint. Consistent with this objective, business optimization charges of $14.5 million and $28.7 million were recorded during the three and nine months ended September 30, 2018. Total costs of these initiatives at completion are estimated to be approximately $160 million, of which $9 million remains to be incurred through 2018. At the end of the third quarter 2018, these initiatives have produced annualized run-rate expense savings of approximately $54 million, and by completion in 2018, the annualized run-rate savings is expected to be up to $62 million.

(1)
Source for global ranking: P&I Research, Morningstar (AUM as of June 2018) and Simfund (AUM as of Dec. 31, 2017), Advisor Brandscape. Source for US ranking: Invesco and Strategic Insight. Based on AUM of US domiciled long-term open-end, closed-end, exchange traded funds, money market funds, and VI assets as measured at the parent company level. It does not include funds that are not US domiciled or any other categories of investment vehicles not expressly listed, such as, but not limited to SA, SMA and UIT assets.

(2) Data as of June 30, 2018. Source: Platform - Adviser Market: Fintech and Digital, January 2018 report.

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
The impact of CIP is so significant to the presentation of the company’s Condensed Consolidated Financial Statements that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow the AUM discussion:

•	Results of Operations (three and nine months ended September 30, 2018 compared to three and nine months ended September 30, 2017);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.
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

Summary Operating Information
Summary operating information is presented in the table below:

$ in millions, other than per share amounts, operating margins and AUM	Three months ended September 30,		Nine months ended September 30,
U.S. GAAP Financial Measures Summary	2018	2017	2018	2017
Operating revenues	1,341.8	1,337.7	4,058.2	3,784.7
Operating income	322.1	360.3	974.5	936.5
Operating margin	24.0%	26.9%	24.0%	24.7%
Net income attributable to Invesco Ltd.	269.6	267.5	768.6	719.1
Diluted EPS	0.65	0.65	1.86	1.76

Non-GAAP Financial Measures Summary
Net revenues (1)	966.9	976.6	2,898.8	2,750.0
Adjusted operating income (2)	357.8	402.4	1,091.6	1,084.7
Adjusted operating margin (2)	37.0%	41.2%	37.7%	39.4%
Adjusted net income attributable to Invesco Ltd. (3)	274.4	291.8	821.4	806.8
Adjusted diluted EPS (3)	0.66	0.71	1.99	1.97

Assets Under Management
Ending AUM (billions)	980.9	917.5	980.9	917.5
Average AUM (billions)	985.1	890.8	970.1	856.6
_________

(1)
Net revenues is a non-GAAP financial measure. Net revenues are operating revenues plus the net revenues of Invesco Great Wall, less third-party distribution, service and advisory expenses, plus management and performance fees earned from CIP. See "Schedule of Non-GAAP Information," for the reconciliation of operating revenues to net revenues.

(2)
Adjusted operating income and adjusted operating margin are non-GAAP financial measures. Adjusted operating margin is adjusted operating income divided by net revenues. Adjusted operating income includes operating income plus the net operating income of Invesco Great Wall, the operating income impact of the consolidation of investment products, business combination-related adjustments, compensation expense related to market valuation changes in deferred compensation plans, and other reconciling items. See "Schedule of Non-GAAP Information," for the reconciliation of operating income to adjusted operating income.

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

	Benchmark Comparison			Peer Group Comparison
	% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	1yr	3yr	5yr
Equities
U.S. Core	14%	0%	13%	26%	0%	7%
U.S. Growth	31%	40%	40%	9%	56%	36%
U.S. Value	35%	50%	50%	35%	50%	50%
Sector Funds	49%	57%	53%	49%	34%	29%
U.K.	6%	8%	70%	2%	7%	6%
Canadian	5%	11%	0%	5%	11%	0%
Asian	74%	75%	90%	57%	87%	85%
Continental European	54%	85%	99%	35%	66%	79%
Global	40%	37%	50%	42%	50%	67%
Global Ex U.S. and Emerging Markets	1%	17%	12%	0%	17%	4%
Fixed Income
Money Market	98%	99%	99%	86%	87%	98%
U.S. Fixed Income	58%	90%	88%	65%	78%	86%
Global Fixed Income	34%	45%	48%	38%	36%	41%
Stable Value	100%	100%	100%	100%	100%	100%
Other
Alternatives	35%	66%	66%	41%	46%	75%
Balanced	41%	46%	46%	31%	94%	85%
_________

(1)
Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary funds, unit investment trusts, fund of funds with component funds managed by Invesco, stable value building block funds and CDOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. AUM measured in the one, three, and five year quartile rankings represents 52%, 52%, and 49% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three, and five year basis represents 65%, 63%, and 58% of total Invesco AUM as of 9/30/18. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (Lipper, Morningstar, IA, Russell, Mercer, eVestment Alliance, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

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
The table below illustrates the spot foreign exchange rates used for translation of non-U.S. Dollar denominated assets, liabilities and AUM into U.S. Dollars:

Spot Foreign Exchange Rates	September 30, 2018	June 30, 2018	December 31, 2017	September 30, 2017	June 30, 2017	December 31, 2016
Pound Sterling ($ per £)	1.304	1.320	1.353	1.342	1.299	1.236
Canadian Dollar (CAD per $)	1.292	1.316	1.253	1.250	1.299	1.341
Japan (¥ per $)	113.550	110.760	112.645	112.575	112.375	116.600
Euro ($ per Euro)	1.161	1.168	1.201	1.182	1.140	1.054
The table below illustrates the average foreign exchange rates used for translation of non-U.S. Dollar denominated income, including revenues and expenses, into U.S. Dollars:

	Three months ended September 30,		Nine months ended September 30,
Average Foreign Exchange Rates	2018	2017	2018	2017
Pound Sterling ($ per £)	1.303	1.308	1.352	1.275
Canadian Dollar (CAD per $)	1.307	1.253	1.287	1.306
Japan (¥ per $)	111.448	110.906	109.586	111.888
Euro ($ per Euro)	1.163	1.174	1.195	1.113
A comparison of period end spot rates between September 30, 2018 and December 31, 2017 shows a weakening of the Pound Sterling, the Euro, the Japanese Yen and the Canadian Dollar relative to the U.S. Dollar, which is reflected in the translation of our Pound Sterling-based, Euro-based, Canadian Dollar-based and Japanese Yen-based assets, liabilities and AUM into U.S. Dollars, respectively.
A comparison of the average foreign exchange rates used for the three months ended September 30, 2018 when compared to the three months ended September 30, 2017 shows a weakening of the Pound Sterling, the Euro, Canadian Dollar and Japanese Yen relative to the U.S Dollar, which is reflected in the translation of our Pound Sterling-based, Japanese Yen-based, Canadian Dollar-based and Euro-based revenue and expenses into U.S. Dollars. A comparison of the the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017 shows a strengthening of the Pound Sterling, the Euro, Canadian Dollar and Japanese Yen relative to the U.S Dollar, which is reflected in the translation of our Pound Sterling-based, Japanese Yen-based, Canadian Dollar-based and Euro-based revenue and expenses into U.S. Dollars.

Assets Under Management movements for the three and nine months ended September 30, 2018 compared with the three and nine months ended September 30, 2017
The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM include index-based ETFs, unit investment trusts (UITs), non-fee earning leverage, foreign exchange overlays and other passive mandates. Active AUM is total AUM less Passive AUM.
Non-management fee earning AUM includes Invesco QQQ, UITs and product leverage. The net flows in non-management fee earning AUM can be relatively short-term in nature and, due to the relatively low revenue yield, these can have a significant impact on overall net revenue yield.

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
Changes in AUM were as follows:

	For the three months ended September 30,
	2018			2017
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
June 30	963.3	722.1	241.2	858.3	701.7	156.6
Long-term inflows	43.6	28.3	15.3	45.0	35.1	9.9
Long-term outflows	(54.8)	(39.2)	(15.6)	(40.9)	(32.3)	(8.6)
Long-term net flows	(11.2)	(10.9)	(0.3)	4.1	2.8	1.3
Net flows in non-management fee earning AUM	3.2	—	3.2	0.9	—	0.9
Net flows in institutional money market funds	3.1	3.1	—	5.4	5.4	—
Total net flows	(4.9)	(7.8)	2.9	10.4	8.2	2.2
Reinvested distributions (1)	1.7	1.7	—	1.1	1.1	—
Market gains and losses (1)	14.3	4.7	9.6	15.0	9.3	5.7
Acquisitions (5)	9.5	9.3	0.2	26.0	—	26.0
Foreign currency translation	(3.0)	(3.0)	—	6.7	6.7	—
September 30	980.9	727.0	253.9	917.5	727.0	190.5
Average AUM
Average long-term AUM	803.6	652.6	151.0	732.7	640.8	91.9
Average AUM	985.1	736.3	248.8	890.8	717.0	173.8
Revenue yield
Gross revenue yield on AUM (2)	55.8	70.2	14.3	60.7	71.6	16.0
Gross revenue yield on AUM before performance fees (2)	55.4	69.7	14.3	58.7	69.2	16.0
Net revenue yield on AUM (3)	39.3	47.7	14.3	43.9	50.6	16.0
Net revenue yield on AUM before performance fees (3)	38.9	47.3	14.3	41.9	48.2	16.0

	For the nine months ended September 30,
	2018			2017
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
December 31	937.6	738.6	199.0	812.9	668.5	144.4
Long-term inflows	154.6	104.0	50.6	132.5	106.1	26.4
Long-term outflows	(173.5)	(124.8)	(48.7)	(126.5)	(104.0)	(22.5)
Long-term net flows	(18.9)	(20.8)	1.9	6.0	2.1	3.9
Net flows in non-management fee earning AUM	3.7	—	3.7	1.4	—	1.4
Net flows in institutional money market funds	4.4	4.4	—	0.1	0.1	—
Total net flows	(10.8)	(16.4)	5.6	7.5	2.2	5.3
Reinvested distributions (1)	3.0	3.0	—	1.1	1.1	—
Market gains and losses (1)	12.4	(1.6)	14.0	51.1	36.4	14.7
Transfers (4)	—	1.5	(1.5)	—	—	—
Acquisitions (5)	47.6	10.5	37.1	26.0	—	26.0
Foreign currency translation	(8.9)	(8.6)	(0.3)	18.9	18.8	0.1
September 30	980.9	727.0	253.9	917.5	727.0	190.5
Average AUM
Average long-term AUM	797.5	660.2	137.3	706.7	624.8	81.9
Average AUM	970.1	739.4	230.7	856.6	695.9	160.7
Revenue yield
Gross revenue yield on AUM (2)	56.6	69.9	14.8	59.5	69.6	16.4
Gross revenue yield on AUM before performance fees (2)	56.2	69.3	14.8	58.4	68.2	16.4
Net revenue yield on AUM (3)	39.8	47.7	14.8	42.8	48.9	16.4
Net revenue yield on AUM before performance fees (3)	39.4	47.1	14.8	41.6	47.4	16.4
____________

(1)	In 2018 reinvested distributions are shown in a separate line in the AUM tables. For periods prior to the third quarter of 2017, reinvested distributions are included in market gains and losses.

(2)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding Invesco Great Wall AUM. Prior to the third quarter 2018, management reflected its interests in Invesco Great Wall on a proportional consolidation basis, which was consistent with the presentation of our share of the AUM from these investments. Given the company's influence on Invesco Great Wall, a change in regulation allowing increased foreign ownership, and reaching agreement in principle to obtain majority stake of the joint venture, the company began reporting 100% of the flows and AUM for Invesco Great Wall beginning in the third quarter. For quarterly AUM, our share of the average AUM in the three and nine months ended September 30, 2018 for Invesco Great Wall was $22.4 billion and $13.7 billion, respectively (three and nine months ended September 30, 2017: $8.6 billion and $8.3 billion).

It is appropriate to exclude the average AUM of Invesco Great Wall for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of Invesco Great Wall is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, is not considered a meaningful effective fee rate measure. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company's effective fee rate from AUM.

(3)	Net revenue yield on AUM is equal to annualized net revenues divided by average AUM. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

(4)	During the second quarter of 2018, $1.5 billion of passive ETF AUM were reclassified to active AUM.

(5)
As of July 1, 2018, we began including 100% of Invesco Great Wall Fund Management Company, which added $9.5 billion in AUM during the third quarter. The acquisition of Guggenheim Investments' ETF business on April 6, 2018 added $38.1 billion in AUM during the second quarter.

Flows
AUM at September 30, 2018 were $980.9 billion (September 30, 2017: $917.5 billion). During the three months ended September 30, 2018, we experienced long-term net outflows of $11.2 billion. The company also experienced net inflows of institutional money market funds of $3.1 billion and net inflows in non-management fee earning AUM of $3.2 billion during the period. Long-term net outflows during the three months ended September 30, 2018 consisted of outflows of actively managed AUM products of $10.9 billion and passive AUM products of $0.3 billion. Long-term net outflows for the period were from our retail distribution channel of $7.9 billion and our institutional distribution channel of $3.3 billion. On a client domicile basis, long-term net outflows were from the U.S., UK, Continental Europe and Canada of $5.9 billion, $3.7 billion, $1.7 billion and $0.3 billion, respectively. These were partially offset by inflows of $0.4 billion from Asia during the three months ended September 30, 2018.
During the three months ended September 30, 2017, we experienced long-term net inflows of $4.1 billion. We also experienced net inflows in institutional money market funds of $5.4 billion and net inflows in non-management fee earning AUM of $0.9 billion during this period. Long-term net inflows during the three months ended September 30, 2017, included $1.3 billion of inflows in passive AUM and $2.8 billion of inflows in actively managed AUM products. Net long-term inflows were from retail distribution channel of $2.8 billion and $1.3 billion from our institutional channel. On a client domicile basis, long-term net inflows of $3.3 billion for Europe, $1.1 billion for U.K. and $0.1 billion for Asia were partially offset by long-term outflows of $0.3 billion and $0.1 billion for U.S. and Canada, respectively.
Average AUM during the three months ended September 30, 2018 were $985.1 billion, compared to $890.8 billion for the three months ended September 30, 2017.
During the nine months ended September 30, 2018, we experienced long-term net outflows of $18.9 billion. The company also experienced net inflows of institutional money market funds of $4.4 billion and non-management fee earning AUM of $3.7 billion, respectively, during the period. Long-term net outflows during the nine months ended September 30, 2018 consisted of outflows of actively managed AUM products of $20.8 billion, offset by inflows of passive AUM products of $1.9 billion. Long-term net outflows for the period were from our retail distribution channel of $16.7 billion and our our institutional distribution channel of $2.2 billion, respectively. On a client domicile basis, long-term net outflows were from the U.S., UK and Canada of $15.0 billion, $7.9 billion and $0.5 billion, respectively. These were partially offset by inflows of $1.5 billion and $3.0 billion from Continental Europe and Asia, respectively, during the nine months ended September 30, 2018.
During the nine months ended September 30, 2017, we experienced long-term net inflows of $6.0 billion. We also experienced net inflows in non-management fee earning AUM of $1.4 billion and net inflows in institutional money market funds of $0.1 billion during this period. Long-term net inflows during the nine months ended September 30, 2017, included $3.9 billion of inflows in passive AUM and $2.1 billion in actively managed AUM products. Net long-term inflows were from retail distribution channel of $7.7 billion and $1.7 billion of outflows in our institutional channel. On a client domicile basis, long-term net inflows of $9.0 billion and $0.5 billion for Europe and Asia were partially offset by long-term outflows of $1.8 billion, $1.5 billion, and $0.2 billion for U.K., U.S., and Canada, respectively.
Average AUM during the nine months ended September 30, 2018 were $970.1 billion, compared to $856.6 billion for the nine months ended September 30, 2017.
Market Returns and Reinvested Distributions
During the three months ended September 30, 2018, positive market movement led to a $14.3 billion increase in AUM, with gains in our equity asset class of $14.5 billion. Reinvested distributions of $1.7 billion were from the equity asset class of $1.2 billion, fixed income class of $0.3 billion, balanced class of $0.1 billion and alternatives asset class of $0.1 billion. During the three months ended September 30, 2017, positive market movement including reinvested distributions led to a $15.0 billion increase in AUM, primarily with gains in the equity asset class of $13.1 billion.
During the nine months ended September 30, 2018, positive market movement led to a $12.4 billion increase in AUM, with gains in our equity class of $17.6 billion and money market class of $0.3 billion. These gains were offset by losses from negative market movement in our fixed income class of $3.0 billion, alternatives class of $1.3 billion and balanced asset class of $1.2 billion. Reinvested distributions of $3.0 billion were from the equity asset class of $1.8 billion, fixed income class of $0.8 billion, alternatives asset class of $0.3 billion and balanced asset class of $0.1 billion. During the nine months ended September 30, 2017, positive market movement including reinvested distributions led to a $51.1 billion increase in AUM, primarily with gains in the equity asset class of $44.2 billion, fixed income class of $4.6 billion and balanced asset class of $2.1 billion.
Acquisitions
On April 6, 2018, we completed the acquisition of Guggenheim Investments' ETF business, which added $38.1 billion in AUM at date of purchase. As of July 1, 2018, we began including 100% of Invesco Great Wall Fund Management Company, which added $9.5 billion in AUM during the third quarter.

Foreign Exchange Rates
During the three months ended September 30, 2018, we experienced decreases in AUM of $3.0 billion due to changes in foreign exchange rates. In the three months ended September 30, 2017, AUM increased by $6.7 billion due to foreign exchange rate changes. See the company's disclosures regarding the changes in foreign exchange rates during three months ended September 30, 2018 in the “Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations” section above for additional information regarding the movement of foreign exchange rates.
During the nine months ended September 30, 2018, we experienced decreases in AUM of $8.9 billion due to changes in foreign exchange rates. In the nine months ended September 30, 2017, AUM increased by $18.9 billion due to foreign exchange rate changes. See the company's disclosures regarding the changes in foreign exchange rates during nine months ended September 30, 2018 in the “Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations” section above for additional information regarding the movement of foreign exchange rates.
Revenue Yield
Gross revenue yield on AUM decreased 4.9 basis points to 55.8 basis points in the three months ended September 30, 2018 from the three months ended September 30, 2017 level of 60.7 basis points. Management does not consider gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, to be a meaningful effective fee rate measure for the reasons outlined in footnote 2 to the Changes in AUM table above.
Net revenue yield on AUM decreased 4.6 basis points to 39.3 basis points in the three months ended September 30, 2018 when compared to the three months ended September 30, 2017 yield of 43.9 basis points. Excluding performance fees, the net revenue yield decreased 3.0 basis point to 38.9 basis points in the three months ended September 30, 2018 (three months ended September 30, 2017: 41.9 basis points). Net revenue yield on AUM decreased 3.0 basis points to 39.8 basis points in the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017 yield of 42.8 basis points. Excluding performance fees, the net revenue yield decreased 2.2 basis point to 39.4 basis points in the nine months ended September 30, 2018 (nine months ended September 30, 2017: 41.6 basis points).
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
Additionally, changes in our AUM mix significantly impact our net revenue yield. Passive AUM generally earn a lower effective fee rate than active asset classes.  The acquisitions of the European ETF business in the third quarter of 2017 and the Guggenheim ETF acquisition in April 2018 increased the level of passive AUM and have a dilutive impact on the company's overall net revenue yield. The company has experienced outflows from active AUM and inflows into passive AUM, increasing the proportion of passive to active AUM during the three and nine months ended September 30, 2018.
At September 30, 2018, passive AUM were $253.9 billion, representing 25.9% of total AUM at that date; whereas at September 30, 2017, passive AUM were $190.5 billion, representing 20.8% of our total AUM at that date. In the three months ended September 30, 2018, the net revenue yield on passive AUM was 14.3 basis points compared to 16.0 basis points in the three months ended September 30, 2017, a decrease of 1.7 basis points. In the nine months ended September 30, 2018, the net revenue yield on passive AUM was 14.8 basis points compared to 16.4 basis points in the nine months ended September 30, 2017, a decrease of 1.6 basis points.
Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:

Total AUM by Channel(1)As of and for the Three Months Ended September 30, 2018 and 2017:

$ in billions	Total	Retail	Institutional
June 30, 2018	963.3	635.5	327.8
Long-term inflows	43.6	34.4	9.2
Long-term outflows	(54.8)	(42.3)	(12.5)
Long-term net flows	(11.2)	(7.9)	(3.3)
Net flows in non-management fee earning AUM	3.2	2.2	1.0
Net flows in institutional money market funds	3.1	4.5	(1.4)
Total net flows	(4.9)	(1.2)	(3.7)
Reinvested distributions (2)	1.7	1.7	—
Market gains and losses (2)	14.3	13.0	1.3
Acquisitions (8)	9.5	4.5	5.0
Foreign currency translation	(3.0)	(1.4)	(1.6)
September 30, 2018	980.9	652.1	328.8

June 30, 2017	858.3	572.4	285.9
Long-term inflows	45.0	35.8	9.2
Long-term outflows	(40.9)	(33.0)	(7.9)
Long-term net flows	4.1	2.8	1.3
Net flows in non-management fee earning AUM	0.9	(1.0)	1.9
Net flows in institutional money market funds	5.4	—	5.4
Total net flows	10.4	1.8	8.6
Reinvested distributions (2)	1.1	1.1	—
Market gains and losses (2)	15.0	14.5	0.5
Acquisitions	26.0	26.0	—
Foreign currency translation	6.7	5.7	1.0
September 30, 2017	917.5	621.5	296.0
As of and for the Nine Months Ended September 30, 2018 and 2017:

$ in billions	Total	Retail	Institutional
December 31, 2017	937.6	637.0	300.6
Long-term inflows	154.6	120.4	34.2
Long-term outflows	(173.5)	(137.1)	(36.4)
Long-term net flows	(18.9)	(16.7)	(2.2)
Net flows in non-management fee earning AUM	3.7	3.7	—
Net flows in institutional money market funds	4.4	6.2	(1.8)
Total net flows	(10.8)	(6.8)	(4.0)
Reinvested distributions (2)	3.0	3.0	—
Transfers (7)	—	(29.5)	29.5
Market gains and losses (2)	12.4	11.5	0.9
Acquisitions (8)	47.6	42.6	5.0
Foreign currency translation	(8.9)	(5.7)	(3.2)
September 30, 2018	980.9	652.1	328.8

December 31, 2016	812.9	526.5	286.4
Long-term inflows	132.5	107.4	25.1
Long-term outflows	(126.5)	(99.7)	(26.8)
Long-term net flows	6.0	7.7	(1.7)
Net flows in non-management fee earning AUM	1.4	(1.5)	2.9
Net flows in institutional money market funds	0.1	—	0.1
Total net flows	7.5	6.2	1.3
Reinvested distributions (2)	1.1	1.1	—
Market gains and losses (2)	51.1	46.9	4.2
Acquisitions	26.0	26.0	—
Foreign currency translation	18.9	14.8	4.1
September 30, 2017	917.5	621.5	296.0
___________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel(1)
As of and for the Three Months Ended September 30, 2018 and 2017:

$ in billions	Total	Retail	Institutional
June 30, 2018	241.2	225.6	15.6
Long-term inflows	15.3	15.3	—
Long-term outflows	(15.6)	(15.6)	—
Long-term net flows	(0.3)	(0.3)	—
Net flows in non-management fee earning AUM	3.2	2.2	1.0
Net flows in institutional money market funds	—	—	—
Total net flows	2.9	1.9	1.0
Market gains and losses	9.6	9.6	—
Acquisitions (8)	0.2	0.2	—
Foreign currency translation	—	—	—
September 30, 2018	253.9	237.3	16.6

June 30, 2017	156.6	141.5	15.1
Long-term inflows	9.9	9.9	—
Long-term outflows	(8.6)	(8.6)	—
Long-term net flows	1.3	1.3	—
Net flows in non-management fee earning AUM	0.9	(1.0)	1.9
Net flows in institutional money market funds	—	—	—
Total net flows	2.2	0.3	1.9
Market gains and losses	5.7	5.6	0.1
Acquisitions	26.0	26.0	—
Foreign currency translation	—	—	—
September 30, 2017	190.5	173.4	17.1
As of and for the Nine Months Ended September 30, 2018 and 2017:

$ in billions	Total	Retail	Institutional
December 31, 2017	199.0	182.0	17.0
Long-term inflows	50.6	50.6	—
Long-term outflows	(48.7)	(48.7)	—
Long-term net flows	1.9	1.9	—
Net flows in non-management fee earning AUM	3.7	3.7	—
Net flows in institutional money market funds	—	—	—
Total net flows	5.6	5.6	—
Transfers (7)	(1.5)	(1.4)	(0.1)
Market gains and losses	14.0	14.4	(0.4)
Acquisitions (8)	37.1	37.1	—
Foreign currency translation	(0.3)	(0.4)	0.1
September 30, 2018	253.9	237.3	16.6

December 31, 2016	144.4	128.8	15.6
Long-term inflows	26.4	26.4	—
Long-term outflows	(22.5)	(21.3)	(1.2)
Long-term net flows	3.9	5.1	(1.2)
Net flows in non-management fee earning AUM	1.4	(1.5)	2.9
Net flows in institutional money market funds	—	—	—
Total net flows	5.3	3.6	1.7
Market gains and losses	14.7	15.0	(0.3)
Acquisitions	26.0	26.0	—
Foreign currency translation	0.1	—	0.1
September 30, 2017	190.5	173.4	17.1
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class(3)
As of and for the Three Months Ended September 30, 2018 and 2017:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market(5)	Alternatives
June 30, 2018	963.3	446.9	232.7	57.4	80.4	145.9
Long-term inflows	43.6	21.9	10.6	1.6	1.9	7.6
Long-term outflows	(54.8)	(29.4)	(10.9)	(2.7)	(1.3)	(10.5)
Long-term net flows	(11.2)	(7.5)	(0.3)	(1.1)	0.6	(2.9)
Net flows in non-management fee earning AUM	3.2	2.3	0.9	—	—	—
Net flows in institutional money market funds	3.1	—	—	—	3.1	—
Total net flows	(4.9)	(5.2)	0.6	(1.1)	3.7	(2.9)
Reinvested distributions (2)	1.7	1.2	0.3	0.1	—	0.1
Market gains and losses (2)	14.3	14.5	(0.2)	(0.2)	0.1	0.1
Acquisitions (8)	9.5	4.3	1.6	1.0	2.4	0.2
Foreign currency translation	(3.0)	(1.1)	(0.7)	(0.2)	(0.3)	(0.7)
September 30, 2018	980.9	460.6	234.3	57.0	86.3	142.7
Average AUM	985.1	459.2	235.4	57.8	89.4	143.3
% of total average AUM	100.0%	46.6%	23.9%	5.9%	9.1%	14.5%

June 30, 2017	858.3	391.2	208.9	52.2	76.1	129.9
Long-term inflows	45.0	19.1	12.4	3.1	1.3	9.1
Long-term outflows	(40.9)	(22.5)	(8.5)	(3.0)	(1.1)	(5.8)
Long-term net flows	4.1	(3.4)	3.9	0.1	0.2	3.3
Net flows in non-management fee earning AUM	0.9	(1.0)	1.9	—	—	—
Net flows in institutional money market funds	5.4	—	—	—	5.4	—
Total net flows	10.4	(4.4)	5.8	0.1	5.6	3.3
Reinvested distributions (2)	1.1	0.8	0.2	0.1	—	—
Market gains and losses (2)	15.0	13.1	0.9	0.6	0.1	0.3
Acquisitions	26.0	12.2	7.8	—	—	6.0
Foreign currency translation	6.7	3.3	0.9	1.2	0.1	1.2
September 30, 2017	917.5	416.2	224.5	54.2	81.9	140.7
Average AUM	890.8	403.2	217.2	53.8	80.7	135.9
% of total average AUM	100.0%	45.3%	24.4%	6.0%	9.1%	15.3%

As of and for the Nine Months Ended September 30, 2018 and 2017:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market(5)	Alternatives
December 31, 2017	937.6	431.2	225.8	57.7	78.7	144.2
Long-term inflows	154.6	74.0	38.6	10.6	4.9	26.5
Long-term outflows	(173.5)	(95.2)	(37.5)	(9.9)	(3.9)	(27.0)
Long-term net flows	(18.9)	(21.2)	1.1	0.7	1.0	(0.5)
Net flows in non-management fee earning AUM	3.7	4.0	(0.3)	—	—	—
Net flows in institutional money market funds	4.4	—	—	—	4.4	—
Total net flows	(10.8)	(17.2)	0.8	0.7	5.4	(0.5)
Reinvested distributions (2)	3.0	1.8	0.8	0.1	—	0.3
Market gains and losses (2)	12.4	17.6	(3.0)	(1.2)	0.3	(1.3)
Acquisitions (8)	47.6	31.2	11.5	1.0	2.4	1.5
Foreign currency translation	(8.9)	(4.0)	(1.6)	(1.3)	(0.5)	(1.5)
September 30, 2018	980.9	460.6	234.3	57.0	86.3	142.7
Average AUM	970.1	448.9	232.6	58.6	84.6	145.4
% of total average AUM	100.0%	46.3%	24.0%	6.0%	8.7%	15.0%

December 31, 2016	812.9	364.1	201.7	46.8	78.3	122.0
Long-term inflows	132.5	57.4	34.3	9.4	3.1	28.3
Long-term outflows	(126.5)	(70.0)	(26.5)	(7.3)	(2.9)	(19.8)
Long-term net flows	6.0	(12.6)	7.8	2.1	0.2	8.5
Net flows in non-management fee earning AUM	1.4	(1.2)	2.6	—	—	—
Net flows in institutional money market funds	0.1	—	—	—	0.1	—
Total net flows	7.5	(13.8)	10.4	2.1	0.3	8.5
Reinvested distributions (2)	1.1	0.8	0.2	0.1	—	—
Market gains and losses (2)	51.1	44.2	4.6	2.1	0.1	0.1
Transfers (4)	—	—	(3.0)	—	3.0	—
Acquisitions	26.0	12.2	7.8	—	—	6.0
Foreign currency translation	18.9	8.7	2.8	3.1	0.2	4.1
September 30, 2017	917.5	416.2	224.5	54.2	81.9	140.7
Average AUM	856.6	389.6	208.8	50.9	77.3	129.9
% of total average AUM	100.0%	45.5%	24.4%	5.9%	9.0%	15.2%
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class(3)
As of and for the Three Months Ended September 30, 2018 and 2017:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
June 30, 2018	241.2	163.3	63.1	—	—	14.8
Long-term inflows	15.3	11.1	3.0	—	—	1.2
Long-term outflows	(15.6)	(9.8)	(2.9)	—	—	(2.9)
Long-term net flows	(0.3)	1.3	0.1	—	—	(1.7)
Net flows in non-management fee earning AUM	3.2	2.3	0.9	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	2.9	3.6	1.0	—	—	(1.7)
Market gains and losses	9.6	10.0	(0.2)	—	—	(0.2)
Acquisitions (8)	0.2	0.2	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
September 30, 2018	253.9	177.1	63.9	—	—	12.9
Average AUM	248.8	171.4	64.2	—	—	13.2
% of total average AUM	100.0%	68.9%	25.8%	—%	—%	5.3%

June 30, 2017	156.6	103.5	46.5	—	—	6.6
Long-term inflows	9.9	5.9	2.8	—	—	1.2
Long-term outflows	(8.6)	(6.3)	(1.7)	—	—	(0.6)
Long-term net flows	1.3	(0.4)	1.1	—	—	0.6
Net flows in non-management fee earning AUM	0.9	(1.0)	1.9	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	2.2	(1.4)	3.0	—	—	0.6
Market gains and losses	5.7	5.5	0.1	—	—	0.1
Acquisitions	26.0	12.2	7.8	—	—	6.0
September 30, 2017	190.5	119.8	57.4	—	—	13.3
Average AUM	173.8	112.2	51.9	—	—	9.7
% of total average AUM	100.0%	64.6%	29.9%	—%	—%	5.6%

As of and for the Nine Months Ended September 30, 2018 and 2017:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2017	199.0	128.4	57.3	—	—	13.3
Long-term inflows	50.6	33.9	10.2	—	—	6.5
Long-term outflows	(48.7)	(32.2)	(10.0)	—	—	(6.5)
Long-term net flows	1.9	1.7	0.2	—	—	—
Net flows in non-management fee earning AUM	3.7	4.0	(0.3)	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	5.6	5.7	(0.1)	—	—	—
Market gains and losses	14.0	16.1	(1.5)	—	—	(0.6)
Transfers (7)	(1.5)	—	(0.3)	—	—	(1.2)
Acquisitions (8)	37.1	27.1	8.7	—	—	1.3
Foreign currency translation	(0.3)	(0.2)	(0.2)	—	—	0.1
September 30, 2018	253.9	177.1	63.9	—	—	12.9
Average AUM	230.7	154.6	61.6	—	—	14.5
% of total average AUM	100.0%	67.0%	26.7%	—%	—%	6.3%

December 31, 2016	144.4	93.5	41.7	—	—	9.2
Long-term inflows	26.4	16.2	7.9	—	—	2.3
Long-term outflows	(22.5)	(15.8)	(3.0)	—	—	(3.7)
Long-term net flows	3.9	0.4	4.9	—	—	(1.4)
Net flows in non-management fee earning AUM	1.4	(1.2)	2.6	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	5.3	(0.8)	7.5	—	—	(1.4)
Market gains and losses	14.7	14.9	0.4	—	—	(0.6)
Acquisitions	26.0	12.2	7.8	—	—	6.0
Foreign currency translation	0.1	—	—	—	—	0.1
September 30, 2017	190.5	119.8	57.4	—	—	13.3
Average AUM	160.7	104.5	47.5	—	—	8.6
% of total average AUM	100.0%	65.0%	29.6%	—%	—%	5.4%
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile(6)
As of and for the Three Months Ended September 30, 2018 and 2017:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
June 30, 2018	963.3	622.1	25.4	100.9	126.3	88.6
Long-term inflows	43.6	22.9	0.9	2.7	10.9	6.2
Long-term outflows	(54.8)	(28.8)	(1.2)	(6.4)	(12.6)	(5.8)
Long-term net flows	(11.2)	(5.9)	(0.3)	(3.7)	(1.7)	0.4
Net flows in non-management fee earning AUM	3.2	3.2	—	—	—	—
Net flows in institutional money market funds	3.1	(2.1)	—	—	—	5.2
Total net flows	(4.9)	(4.8)	(0.3)	(3.7)	(1.7)	5.6
Reinvested distributions (2)	1.7	1.6	—	0.1	—	—
Market gains and losses (2)	14.3	14.1	—	(0.2)	0.8	(0.4)
Acquisitions (8)	9.5	—	—	—	—	9.5
Foreign currency translation	(3.0)	—	0.5	(1.0)	(0.6)	(1.9)
September 30, 2018	980.9	633.0	25.6	96.1	124.8	101.4

June 30, 2017	858.3	559.2	24.8	103.8	86.6	83.9
Long-term inflows	45.0	20.6	1.0	4.3	13.8	5.3
Long-term outflows	(40.9)	(20.9)	(1.1)	(3.2)	(10.5)	(5.2)
Long-term net flows	4.1	(0.3)	(0.1)	1.1	3.3	0.1
Net flows in non-management fee earning AUM	0.9	0.9	—	—	—	—
Net flows in institutional money market funds	5.4	4.9	—	0.3	0.2	—
Total net flows	10.4	5.5	(0.1)	1.4	3.5	0.1
Reinvested distributions (2)	1.1	1.1	—	—	—	—
Market gains and losses (2)	15.0	12.2	0.1	(0.2)	2.3	0.6
Acquisitions	26.0	—	—	—	26.0	—
Foreign currency translation	6.7	—	1.0	3.0	2.3	0.4
September 30, 2017	917.5	578.0	25.8	108.0	120.7	85.0

As of and for the Nine Months Ended September 30, 2018 and 2017:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2017	937.6	585.4	26.8	110.9	127.1	87.4
Long-term inflows	154.6	72.9	3.5	10.1	46.1	22.0
Long-term outflows	(173.5)	(87.9)	(4.0)	(18.0)	(44.6)	(19.0)
Long-term net flows	(18.9)	(15.0)	(0.5)	(7.9)	1.5	3.0
Net flows in non-management fee earning AUM	3.7	3.7	—	—	—	—
Net flows in institutional money market funds	4.4	0.8	—	(2.3)	(0.3)	6.2
Total net flows	(10.8)	(10.5)	(0.5)	(10.2)	1.2	9.2
Reinvested distributions (2)	3.0	2.6	—	0.4	—	—
Market gains and losses (2)	12.4	17.4	0.1	(2.0)	(0.6)	(2.5)
Acquisitions (8)	47.6	38.1	—	—	—	9.5
Foreign currency translation	(8.9)	—	(0.8)	(3.0)	(2.9)	(2.2)
September 30, 2018	980.9	633.0	25.6	96.1	124.8	101.4

December 31, 2016	812.9	539.5	23.1	98.2	72.1	80.0
Long-term inflows	132.5	67.0	3.2	12.4	31.9	18.0
Long-term outflows	(126.5)	(68.5)	(3.4)	(14.2)	(22.9)	(17.5)
Long-term net flows	6.0	(1.5)	(0.2)	(1.8)	9.0	0.5
Net flows in non-management fee earning AUM	1.4	1.4	—	—	—	—
Net flows in institutional money market funds	0.1	1.3	—	(1.2)	0.7	(0.7)
Total net flows	7.5	1.2	(0.2)	(3.0)	9.7	(0.2)
Reinvested distributions (2)	1.1	1.1	—	—	—	—
Market gains and losses (2)	51.1	36.1	1.1	5.3	6.1	2.5
Acquisitions	26.0	—	—	—	26.0	—
Foreign currency translation	18.9	0.1	1.8	7.5	6.8	2.7
September 30, 2017	917.5	578.0	25.8	108.0	120.7	85.0
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile(6)
As of and for the Three Months Ended September 30, 2018 and 2017:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
June 30, 2018	241.2	209.4	0.5	—	30.6	0.7
Long-term inflows	15.3	9.5	0.1	—	5.6	0.1
Long-term outflows	(15.6)	(9.2)	—	—	(6.3)	(0.1)
Long-term net flows	(0.3)	0.3	0.1	—	(0.7)	—
Net flows in non-management fee earning AUM	3.2	3.2	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	2.9	3.5	0.1	—	(0.7)	—
Market gains and losses	9.6	9.1	—	—	0.5	—
Transfers	—	(0.5)	—	—	—	0.5
Acquisitions (8)	0.2	—	—	—	—	0.2
Foreign currency translation	—	—	—	—	—	—
September 30, 2018	253.9	221.5	0.6	—	30.4	1.4

June 30, 2017	156.6	152.8	0.6	—	2.1	1.1
Long-term inflows	9.9	6.1	0.1	—	3.7	—
Long-term outflows	(8.6)	(5.1)	(0.1)	—	(3.4)	—
Long-term net flows	1.3	1.0	—	—	0.3	—
Net flows in non-management fee earning AUM	0.9	0.9	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	2.2	1.9	—	—	0.3	—
Market gains and losses	5.7	5.1	—	—	0.6	—
Acquisitions	26.0	—	—	—	26.0	—
Foreign currency translation	—	—	—	—	—	—
September 30, 2017	190.5	159.8	0.6	—	29.0	1.1

As of and for the Nine Months Ended September 30, 2018 and 2017:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2017	199.0	167.3	0.6	—	30.0	1.1
Long-term inflows	50.6	30.2	0.1	—	20.0	0.3
Long-term outflows	(48.7)	(28.9)	(0.1)	—	(19.5)	(0.2)
Long-term net flows	1.9	1.3	—	—	0.5	0.1
Net flows in non-management fee earning AUM	3.7	3.7	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	5.6	5.0	—	—	0.5	0.1
Market gains and losses	14.0	14.3	—	—	0.2	(0.5)
Transfers (7)	(1.5)	(2.0)	—	—	—	0.5
Acquisitions (8)	37.1	36.9	—	—	—	0.2
Foreign currency translation	(0.3)	—	—	—	(0.3)	—
September 30, 2018	253.9	221.5	0.6	—	30.4	1.4

December 31, 2016	144.4	139.9	0.5	—	1.9	2.1
Long-term inflows	26.4	22.1	0.2	—	4.1	—
Long-term outflows	(22.5)	(17.4)	(0.1)	—	(3.8)	(1.2)
Long-term net flows	3.9	4.7	0.1	—	0.3	(1.2)
Net flows in non-management fee earning AUM	1.4	1.4	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	5.3	6.1	0.1	—	0.3	(1.2)
Market gains and losses	14.7	13.8	—	—	0.8	0.1
Acquisitions	26.0	—	—	—	26.0	—
Foreign currency translation	0.1	—	—	—	—	0.1
September 30, 2017	190.5	159.8	0.6	—	29.0	1.1
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
(5) Ending Money Market AUM includes $80.3 billion in institutional money market AUM.

(6)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

(7)
During the second quarter of 2018, $1.5 billion of passive ETF AUM were reclassified to active AUM. During the first quarter of 2018, $29.5 billion of AUM were transferred from retail into institutional to better reflect the activities of institutional sales teams and the clients they support.

(8)
The acquisition of Guggenheim Investments' ETF business on April 6, 2018 added $38.1 billion in AUM during the second quarter. As of July 1, 2018, we began including 100% of Invesco Great Wall Fund Management Company, which added $9.5 billion in AUM during the third quarter.

Results of Operations for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017
The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.
The results of the European ETF business are included from its acquisition date of August 18, 2017. 2018 also includes the results of the Guggenheim Investments' ETF acquisition from April 6, 2018 (date of acquisition), and the results of Intelliflo from June 4, 2018 (date of acquisition).
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
Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

			Variance				Variance
	Three months ended September 30,		2018 vs 2017		Nine months ended September 30,		2018 vs 2017
$ in millions	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Investment management fees	1,038.9	1,062.3	(23.4)	(2.2)%	3,133.1	3,027.9	105.2	3.5%
Service and distribution fees	248.0	217.6	30.4	14.0%	737.0	635.3	101.7	16.0%
Performance fees	7.9	42.3	(34.4)	(81.3)%	28.6	70.3	(41.7)	(59.3)%
Other	47.0	15.5	31.5	203.2%	159.5	51.2	108.3	211.5%
Total operating revenues	1,341.8	1,337.7	4.1	0.3%	4,058.2	3,784.7	273.5	7.2%
Third-party distribution, service and advisory expenses	(408.0)	(380.4)	(27.6)	7.3%	(1,236.0)	(1,095.6)	(140.4)	12.8%
Invesco Great Wall	28.4	13.1	15.3	116.8%	57.8	35.2	22.6	64.2%
CIP	4.7	6.2	(1.5)	(24.2)%	18.8	25.7	(6.9)	(26.8)%
Net revenues	966.9	976.6	(9.7)	(1.0)%	2,898.8	2,750.0	148.8	5.4%
Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus net revenues from Invesco Great Wall, plus management and performance fees earned from CIP. See "Schedule of Non-GAAP Information" for additional important disclosures regarding the use of net revenues.
The impact of foreign exchange rate movements decreased operating revenues by $6.8 million, equivalent to 0.5% of total operating revenues, during the three months ended September 30, 2018 when compared to the three months ended September 30, 2017. The impact of foreign exchange rate movements increased operating revenues by $60.7 million, equivalent to 1.5% of total operating revenues, during the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017.
Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. As discussed in the Executive Overview, markets have been volatile in 2018, and returns from capital markets were mixed in the three and nine months ended September 30, 2018.
Investment Management Fees
Investment management fees decreased by $23.4 million (2.2%) in the three months ended September 30, 2018, to $1,038.9 million (three months ended September 30, 2017: $1,062.3 million). This compares to a 10.6% increase in average AUM. The impact of foreign exchange rate movements decreased investment management fees by $6.5 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. After allowing for foreign exchange movements, investment management fees decreased by $16.9 million (1.6%), which is a net decrease comprised of a decrease in management fees due to the application of new revenue recognition guidance of $50.3 million, partially offset by increases in management fees of $33.4 million during the three months ended September 30, 2018. The $33.4 million increase is due to higher average AUM, including the impact of the Guggenheim acquisition, and includes offsetting decreases from changes in the product mix of AUM.
Investment management fees increased by $105.2 million (3.5%) in the nine months ended September 30, 2018, to $3,133.1 million (nine months ended September 30, 2017: $3,027.9 million). This compares to a 13.3% increase in average AUM. The impact of foreign exchange rate movements increased investment management fees by $58.3 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. After allowing for foreign exchange movements, investment management fees increased by $46.9 million (1.6%), which is a net increase comprised of increases in management fee of $204.8 million, offset by a decrease in management fees due to the application of new revenue recognition guidance of $157.9 million during the nine months ended September 30, 2018. The $204.8 million increase in management fees resulted from increased average AUM levels, including the impact of the Guggenheim acquisition, offset by changes in the product mix of AUM. Changes in product mix of AUM result in changes in the average revenue yield derived from AUM due to differing fee rates and structures, which impacts our management fees. See the company's disclosures regarding the changes in AUM and revenue yields during the three and nine months ended September 30, 2018 in the “Assets Under Management” section above for additional information regarding the impact of changes in AUM on management fee yields.
Service and Distribution Fees
In the three months ended September 30, 2018, service and distribution fees increased by $30.4 million (14.0%) to $248.0 million when compared to three months ended September 30, 2017 of $217.6 million. The impact of foreign exchange rate movements decreased service and distribution fees by $0.5 million during the three months ended September 30, 2018 as compared to the third quarter of 2017. The application of new revenue recognition guidance increased service and distribution fees by $32.4 million during the three months ended September 30, 2018. The 2018 increase reflects the inclusion of Intelliflo revenues, offset by lower transfer agency fees.
In the nine months ended September 30, 2018, service and distribution fees increased by $101.7 million (16.0%) to $737.0 million (nine months ended September 30, 2017: $635.3 million). The impact of foreign exchange rate movements increased service and distribution fees by $0.7 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The application of new revenue recognition guidance increased service and distribution fees by $95.9 million during the nine months ended September 30, 2018. The 2018 increase reflects the inclusion of Intelliflo revenues and higher administration fees, offset by lower transfer agency fees.
Performance Fees
Of our $980.9 billion in AUM at September 30, 2018, approximately $46.3 billion or 4.7%, could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts.
In the three months ended September 30, 2018, performance fees decreased by $34.4 million (81.3%) to $7.9 million when compared to the performance fees in the three months ended September 30, 2017 of $42.3 million. Performance fees during the third quarter of 2018 were primarily generated by real estate products and private equity partnerships. Performance fees during the third quarter of 2017 were primarily generated by Invesco’s Mortgage Recovery Fund.
In the nine months ended September 30, 2018, performance fees decreased by $41.7 million (59.3%) to $28.6 million when compared to the performance fees in the nine months ended September 30, 2017 of $70.3 million. Performance fees during the third quarter of 2018 were primarily generated by real estate products of $14.4 million, private equity partnerships of $6.5 million U.K. closed end funds of $5.4 million and bank loan products of $1.2 million. Performance fees during the nine months ended September 30, 2017 included $36.8 million from Invesco’s Mortgage Recovery Fund.
Other Revenues
In the three months ended September 30, 2018, other revenues increased by $31.5 million (203.2%) to $47.0 million (three months ended September 30, 2017: $15.5 million). The impact of foreign exchange rate movements increased other revenues by $0.2 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. After allowing for foreign exchange rate changes, the increase in other revenues was $31.3 million, which is comprised of an increase of $34.5 million due to the application of new revenue recognition guidance, offset by a decrease of $3.2 million resulting from lower real estate transaction fees.
In the nine months ended September 30, 2018, other revenues increased by $108.3 million (211.5%) to $159.5 million (nine months ended September 30, 2017: $51.2 million). The impact of foreign exchange rate movements increased other revenues by $0.8 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

After allowing for foreign exchange rate changes, the increase in other revenues was $107.5 million, which is comprised of an increase of $110.0 million due to the application of new revenue recognition guidance, offset by a decrease of $2.5 million resulting from lower real estate transaction fees.
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses increased by $27.6 million (7.3%) in the three months ended September 30, 2018 to $408.0 million (three months ended September 30, 2017: $380.4 million). The impact of foreign exchange rate movements decreased third-party distribution, service and advisory expenses by $1.7 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. After allowing for foreign exchange rate changes, the increase in third-party distribution, service and advisory expenses was $29.3 million. Included in this increase is $25.1 million due to the application of new revenue recognition guidance. The increase also consists of increased unitary fees of $10.7 million and fund expenses of $4.0 million, increased renewal commissions of $4.1 million, and increased assets sales fees of $2.2 million, which are in line with the increase in related AUM. These increases were offset by a decrease in service fees of $12.6 million.
Third-party distribution, service and advisory expenses increased by $140.4 million (12.8%) in the nine months ended September 30, 2018 to $1,236.0 million (nine months ended September 30, 2017: $1,095.6 million). The impact of foreign exchange rate movements increased third-party distribution, service and advisory expenses by $5.2 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. After allowing for foreign exchange rate changes, the increase in third-party distribution, service and advisory expenses was $135.2 million. Included in this increase is $85.7 million due to the application of new revenue recognition guidance. The increase also consists of increased renewal commissions of $38.9 million, increased unitary fees of $26.0 million, fund expenses of $17.8 million related to Guggenheim Investments' ETF acquisition and other increases in AUM. These increases were offset by a decrease in service fees of $33.4 million.
Revenues, net of third-party distribution expenses, from Invesco Great Wall
The company's most significant joint venture arrangement is our 49% investment in Invesco Great Wall Fund Management Company Limited (the “Invesco Great Wall” joint venture). Management believes that the revenues, net of third-party distribution expenses, from Invesco Great Wall should be added to operating revenues to arrive at net revenues, as it is important to evaluate the contribution to the business that Invesco Great Wall is making. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues.
Prior to the third quarter 2018, management reflected its interests in Invesco Great Wall on a proportional consolidation basis, which was consistent with the presentation of our share of the AUM from Invesco Great Wall. Given the company's influence on the Invesco Great Wall joint venture, a change in regulation allowing increased foreign ownership, and reaching agreement in principle to obtain a majority stake of the joint venture, the company began reporting 100% of the flows and AUM for Invesco Great Wall beginning in the third quarter. The company's non-GAAP operating results now reflect the economics of these holdings on a basis consistent with the underlying AUM and flows. Adjusted net income is reduced by the amount of earnings attributable to non-controlling interests.
Revenues, net of third-party distribution expenses, from Invesco Great Wall were $28.4 million and average AUM was $22.4 billion, reflecting 100% of the flows and AUM for the three months ended September 30, 2018. The 2017 period included $13.1 million of revenues, net of third-party distribution expenses, from Invesco Great Wall and average AUM of $8.6 billion, reflecting 49% of the flows and AUM.
Revenues, net of third-party distribution expenses, from Invesco Great Wall were $57.8 million and average AUM was $13.7 billion for the nine months ended September 30, 2018, reflecting 100% of the flows and AUM for the three months ended September 30, 2018 and 49% of the flows and AUM for the six month ended June 30, 2018. The 2017 period included $35.2 million of revenues, net of third-party distribution expenses, from Invesco Great Wall and average AUM of $8.3 billion, reflecting 49% of the flows and AUM.

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
The elimination of management and performance fees earned from CIP was $4.7 million in the three months ended September 30, 2018 (three months ended September 30, 2017: $6.2 million). The decrease is due to the decrease in management fees earned from CLOs.
The elimination of management and performance fees earned from CIP was $18.8 million in the nine months ended September 30, 2018 (nine months ended September 30, 2017: $25.7 million). The decrease is due to the decrease in performance fees earned from CLOs.
Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

			Variance				Variance
	Three months ended September 30,		2018 vs 2017		Nine months ended September 30,		2018 vs 2017
$ in millions	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Third-party distribution, service and advisory	408.0	380.4	27.6	7.3%	1,236.0	1,095.6	140.4	12.8%
Employee compensation	385.5	388.1	(2.6)	(0.7)%	1,157.0	1,151.8	5.2	0.5%
Marketing	34.0	29.5	4.5	15.3%	94.9	83.0	11.9	14.3%
Property, office and technology	104.8	92.8	12.0	12.9%	308.7	267.3	41.4	15.5%
General and administrative	87.4	86.6	0.8	0.9%	287.1	250.5	36.6	14.6%
Total operating expenses	1,019.7	977.4	42.3	4.3%	3,083.7	2,848.2	235.5	8.3%
The tables below set forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	Three months ended September 30, 2018	% of Total Operating Expenses	% of Operating Revenues	Three months ended September 30, 2017	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	408.0	40.0%	30.4%	380.4	38.9%	28.4%
Employee compensation	385.5	37.8%	28.7%	388.1	39.7%	29.0%
Marketing	34.0	3.3%	2.5%	29.5	3.0%	2.2%
Property, office and technology	104.8	10.3%	7.8%	92.8	9.5%	6.9%
General and administrative	87.4	8.6%	6.5%	86.6	8.9%	6.5%
Total operating expenses	1,019.7	100.0%	76.0%	977.4	100.0%	73.1%

$ in millions	Nine months ended September 30, 2018	% of Total Operating Expenses	% of Operating Revenues	Nine months ended September 30, 2017	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	1,236.0	40.1%	30.5%	1,095.6	38.5%	28.9%
Employee compensation	1,157.0	37.5%	28.5%	1,151.8	40.4%	30.4%
Marketing	94.9	3.1%	2.3%	83.0	2.9%	2.2%
Property, office and technology	308.7	10.0%	7.6%	267.3	9.4%	7.1%
General and administrative	287.1	9.3%	7.1%	250.5	8.8%	6.6%
Total operating expenses	3,083.7	100.0%	76.0%	2,848.2	100.0%	75.3%
During the three months ended September 30, 2018, operating expenses increased by $42.3 million (4.3%) to $1,019.7 million (three months ended September 30, 2017: $977.4 million). The impact of foreign exchange rate movements decreased operating expenses by $5.4 million, or 0.5% of total operating expenses, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The application of new revenue recognition guidance increased operating expenses by $16.6 million during the three months ended September 30, 2018. The remaining variances are from the activities of the business, and are addressed below on a line-item by line-item basis.
During the nine months ended September 30, 2018, operating expenses increased by $235.5 million (8.3%) to $3,083.7 million (nine months ended September 30, 2017: $2,848.2 million). The impact of foreign exchange rate movements increased operating expenses by $35.3 million, or 1.1% of total operating expenses, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The application of new revenue recognition guidance increased operating expenses by $48.0 million during the nine months ended September 30, 2018. The remaining variances are from the activities of the business, and are addressed below on a line-item by line-item basis.
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
Employee Compensation
Employee compensation decreased $2.6 million (0.7%) to $385.5 million in the three months ended September 30, 2018 (three months ended September 30, 2017: $388.1 million). The impact of foreign exchange rate movements decreased employee compensation by $2.9 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. After allowing for foreign exchange rate changes, the increase in employee compensation was $0.3 million.
During the three months ended September 30, 2018, increases in base salaries of $13.5 million and staff benefits of $2.6 million were primarily related to annual merit increases and increases in headcount (including the European ETF business, the Guggenheim Investments' ETF and the Intelliflo acquisitions). These increases were partially offset by decreases in commissions and staff bonus expenses of $11.3 million and business optimization charges of $4.1 million.
Employee compensation increased $5.2 million (0.5%) to $1,157.0 million in the nine months ended September 30, 2018 (nine months ended September 30, 2017: $1,151.8 million). The impact of foreign exchange rate movements increased employee compensation by $17.5 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. After allowing for foreign exchange rate changes, the decrease in employee compensation was $12.3 million.
During the nine months ended September 30, 2018, the decrease in employee compensation cost was driven by lower business optimization charges of $19.4 million, lower deferred compensation costs of $18.3 million related to accelerated vesting due to multiple senior executive retirements during the comparable period and a decrease in commissions and staff bonus expenses of $18.3 million. These decreases were partially offset by an increase in base salaries of $37.2 million and staff benefits of $6.5 million primarily related to annual merit increases and increases in headcount (including the European ETF business, the Guggenheim Investments' ETF and the Intelliflo acquisitions).
Headcount at September 30, 2018 was 7,410 (September 30, 2017: 6,994), with the increase primarily attributable to acquisitions.

Marketing
Marketing expenses increased by $4.5 million (15.3%) in the three months ended September 30, 2018 to $34.0 million (three months ended September 30, 2017: $29.5 million). The impact of foreign exchange rate movements decreased marketing expenses by $0.2 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. After allowing for foreign exchange rate changes, the increase in marketing expenses was $4.7 million. The increase relates to increased marketing activities in 2018 and includes an increase in costs related to our move to a unified global brand.
Marketing expenses increased by $11.9 million (14.3%) in the nine months ended September 30, 2018 to $94.9 million (nine months ended September 30, 2017: $83.0 million). The impact of foreign exchange rate movements increased marketing expenses by $1.8 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. After allowing for foreign exchange rate changes, the increase in marketing expenses was $10.1 million. The increase relates to increased marketing activities in 2018 and includes an increase in costs related to our move to a unified global brand.
Property, Office and Technology
Property, office and technology costs increased by $12.0 million (12.9%) to $104.8 million in the three months ended September 30, 2018 (three months ended September 30, 2017: $92.8 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $0.6 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. After allowing for foreign exchange rate movements, the increase was $12.6 million. This increase was comprised of a $12.1 million increase in technology and communications expenses due to increases in depreciation and maintenance of $6.8 million as a result of long-term technology projects brought into service and outsourced administration costs of $4.9 million, which include a full quarter of Intelliflo.
Property, office and technology costs increased by $41.4 million (15.5%) to $308.7 million in the nine months ended September 30, 2018 (nine months ended September 30, 2017: $267.3 million). The impact of foreign exchange rate movements increased property, office and technology expenses by $4.1 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. After allowing for foreign exchange rate movements, the increase was $37.3 million. This increase was comprised of a $32.7 million increase in technology and communications expenses due to increases in depreciation and maintenance of $21.5 million as a result of long-term technology projects brought into service, outsourced administration costs of $7.7 million and software purchases and telephone and communication lines costs of $2.2 million. Property and office costs increased $4.6 million over the comparable 2017 period, due to increases in property taxes, depreciation and rent expenses.
General and Administrative
General and administrative expenses increased by $0.8 million (0.9%) to $87.4 million in the three months ended September 30, 2018 (three months ended September 30, 2017: $86.6 million). There is no impact of foreign exchange rate movements on general and administrative expenses during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The application of the new revenue recognition guidance decreased general and administrative expenses by $4.5 million during the three months ended September 30, 2018.
General and administrative expenses for the three months ended September 30, 2018 included an increase of $17.0 million in consulting, audit, legal and professional services costs related to acquisitions and business optimization, $4.2 million in fund expenses related to the redomicile of certain funds to Luxembourg, $7.7 million in amortization of intangibles related to recent acquisitions and an increase of $1.6 million in fund launch costs incurred by CIPs compared to the three months ended September 30, 2017. General and administrative expenses for the three months ended September 30, 2018 also included a $26.7 million credit for increased recoverable VAT from applying additional regulatory guidance. The credit represents a cumulative adjustment for 2014 through the second quarter of 2018.
General and administrative expenses increased by $36.6 million (14.6%) to $287.1 million in the nine months ended September 30, 2018 (nine months ended September 30, 2017: $250.5 million). The impact of foreign exchange rate movements increased general and administrative expenses by $6.7 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. After allowing for foreign exchange rate movements, general and administrative costs increased $29.9 million compared to the same period in 2017. The application of the new revenue recognition guidance decreased general and administrative expenses by $13.6 million during the nine months ended September 30, 2018.
The increases in general and administrative expenses in the nine months ended September 30, 2018 included an increase of $34.8 million in consulting, audit, legal and professional services costs related to acquisitions and business optimization, $10.1 million in amortization of intangibles related to recent acquisitions, $9.4 million in fund expenses which include costs to redomicile certain funds to Luxembourg, $6.9 million in fund launch costs incurred by CIPs, $5.3 million in travel expenses and $4.6 million in temporary labor compared to the nine months ended September 30, 2017. These increases were offset by a $26.7 million credit for increased recoverable VAT from applying additional regulatory guidance. The credit represents a cumulative adjustment for 2014 through the second quarter of 2018.
Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

			Variance				Variance
	Three months ended September 30,		2018 vs 2017		Nine months ended September 30,		2018 vs 2017
$ in millions	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Equity in earnings of unconsolidated affiliates	11.8	12.9	(1.1)	(8.5)%	28.8	41.1	(12.3)	(29.9)%
Interest and dividend income	4.0	2.5	1.5	60.0%	11.0	7.0	4.0	57.1%
Interest expense	(29.6)	(23.6)	(6.0)	25.4%	(82.3)	(71.2)	(11.1)	15.6%
Other gains and losses, net	5.9	13.9	(8.0)	(57.6)%	1.9	23.9	(22.0)	(92.1)%
Other income/(expense) of CIP, net	28.1	31.7	(3.6)	(11.4)%	56.2	92.5	(36.3)	(39.2)%
Total other income and expenses	20.2	37.4	(17.2)	(46.0)%	15.6	93.3	(77.7)	(83.3)%
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates decreased by $1.1 million to $11.8 million in the three months ended September 30, 2018 (three months ended September 30, 2017: $12.9 million). The decrease in equity in earnings is primarily driven by decrease in earnings from our real estate investments.
Equity in earnings of unconsolidated affiliates decreased by $12.3 million to $28.8 million in the nine months ended September 30, 2018 (nine months ended September 30, 2017: $41.1 million). The decrease in equity in earnings is driven by decreases of $13.8 million in earnings from our real estate investments and $2.6 million from private equity investments. These decreases were partially offset by an increase of $5.3 million from our joint venture investments in China.
Other gains and losses, net
Other gains and losses, net were a gain of $5.9 million in the three months ended September 30, 2018. Included in the $5.9 million gain were $2.9 million of gains on the appreciation of investments and instruments held for our deferred compensation plans, net realized investment gains of $1.5 million, $0.9 million of gains related to our defined benefit pension plan, $0.9 million gains related to to the mark-to-market of foreign exchange put option contracts and gains resulting from the revaluation of intercompany foreign currency denominated loans into the various functional currencies of our subsidiaries, $0.4 million related to a change in the fair value of the acquisition-related contingent consideration liability. These gains were partially offset by net losses during the period of $0.7 million related to the mark-to-market on seed money investments. With effect from the adoption of ASU 2016-01 on January 1, 2018, all gains or losses arising from changes in the fair value of seed money formerly classified as available-for-sale are included in income.
Other gains and losses, net were a gain of $13.9 million in the three months ended September 30, 2017. The 2017 period included a realized gain of $12.1 million related to revaluation of Euros held in the U.K. in anticipation of payment for the Source acquisition, net trading gains of $6.1 million on the appreciation of investments and the total return swap held for our deferred compensation plans, net foreign exchange gains on intercompany loans of $2.7 million and $2.6 million of net realized gains from available-for-sale investments. These gains were partially offset by net losses during the period of $2.5 million related to the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar and Euro/U.S. Dollar foreign exchange rates and a $1.6 million loss related to an acquisition-related change in the fair value of the contingent consideration liability. The 2017 period also includes a reclassification of of the non-service cost components of the pension costs/(benefit) of $5.0 million per Accounting Standard Update 2017-07, adopted on January 1, 2018.

Other gains and losses, net were a gain of $1.9 million in the nine months ended September 30, 2018. Included in the $1.9 million gain were net realized investment gains of $3.9 million, $3.1 million of gains related to our defined benefit pension plan and $0.6 million related to a change in the fair value of the acquisition-related contingent consideration liability. These gains were partially offset by $2.3 million loss related to the mark-to-market on seed money investments and an investment impairment charge of $3.9 million.
Other gains and losses, net were a gain of $23.9 million in the nine months ended September 30, 2017. The 2017 period included a net trading gains of $20.9 million on the appreciation of investments and the total return swap held for our deferred compensation plans, realized gain of $12.1 million related to revaluation of Euros held in the U.K. in anticipation of payment for the Source acquisition, $8.7 million related to the mark-to-market on seed money investments, $8.0 million of net realized gains from available-for-sale investments and net foreign exchange gains on intercompany loans of $2.0 million. These gains were partially offset by net losses during the period of $19.9 million related to the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar and Euro/U.S. Dollar foreign exchange rates and a investment impairment charge of $3.3 million. The 2017 period also includes a reclassification of of the non-service cost components of the pension costs/(benefit) of $5.0 million per Accounting Standard Update 2017-07, adopted on January 1, 2018.
Other income/(expense) of CIP
Other income/(expense) of CIP includes interest and dividend income, interest expense, and other gains/(losses of CIP).
In the three months ended September 30, 2018, interest and dividend income of CIP increased by $18.3 million (34.7%) to $71.0 million (three months ended September 30, 2017: $52.7 million). Interest expense of CIP increased by $15.4 million (42.4%) to $51.7 million (three months ended September 30, 2017: $36.3 million).
In the nine months ended September 30, 2018, interest and dividend income of CIP increased by $39.6 million (25.3%) to $196.0 million (nine months ended September 30, 2017: $156.4 million. Interest expense of CIP increased by $20.2 million (17.2%) to $137.5 million (nine months ended September 30, 2017: $117.3 million).
The increase in interest income and interest expense of CIP in 2018 is primarily due to the impact of newly consolidated CLOs and other funds during 2018, partially offset by the impact of funds deconsolidated during the nine months ended September 30, 2018.
Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the three months ended September 30, 2018, other gains and losses of CIP were net gains of $8.8 million as compared to a net gain of $15.3 million in the three months ended September 30, 2017. The net gains during the three months ended September 30, 2018 were attributable to market-driven gains of investments held by consolidated funds.
Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the nine months ended September 30, 2018, other gains and losses of CIP were a net loss of $2.3 million as compared to a net gain of $53.4 million in the nine months ended September 30, 2017. The net loss during the nine months ended September 30, 2018 was attributable to market-driven losses of investments held by consolidated funds.
Net impact of CIP and related noncontrolling interests in consolidated entities
The net impact to net income attributable to Invesco Ltd. in each period primarily represents the changes in the value of the company's holding in its consolidated CLOs, which is reclassified into other gains/(losses) from accumulated other comprehensive income upon consolidation. The consolidation of investment products during the three months ended September 30, 2018 resulted in a net increase in net income attributable to Invesco Ltd. of $11.3 million (three months ended September 30, 2017: $1.3 million decrease). The consolidation of investment products during the nine months ended September 30, 2018 resulted in a net increase in net income attributable to Invesco Ltd. of $9.7 million (nine months ended September 30, 2017: $1.5 million increase). CIP are taxed at the investor level and not at the product level; therefore, there is no tax provision reflected in the net impact of CIP.
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
Our effective tax rate decreased to 17.8% for the three months ended September 30, 2018 (three months ended September 30, 2017: 31.0%). The inclusion of income from non-controlling interests in consolidated entities decreased our effective tax rate by 0.7% in 2018 and 0.5% in 2017. 2018 included 3.1% and 1.1% rate decreases, respectively, resulting from the acceleration of software tax amortization and other provision adjustments to our 2017 U.S. tax return as filed. Included in the rate decrease for 2018 was a 5.7% rate deduction as a result of a lower Federal tax rates effective January 1, 2018, partially offset by a 0.4% rate increase due to refining our estimated tax effects of the Tax Cuts and Jobs Act (the “2017 Tax Act”). 2017 included a 3.5% rate increase as a result of Illinois tax regulation changes.
Our effective tax rate decreased to 20.4% for the nine months ended September 30, 2018 (nine months ended September 30, 2017: 28.3%). The inclusion of income from non-controlling interests in consolidated entities decreased our effective tax rate by 0.4% in 2018 and 0.5% in 2017. 2018 included 1.0% and 0.4% rate decreases, respectively, from the acceleration of software tax amortization and other provision adjustments to our 2017 U.S. tax return as filed. Included in the rate decrease for 2018 was a 5.5% rate deduction as a result of a lower Federal tax rates effective January 1, 2018 partially offset by a 0.2% rate increase due to refining our estimated tax effects of the Tax Cuts and Jobs Act (the “2017 Tax Act”). 2017 included a 1.3% rate increase as a result of Illinois tax regulation changes.
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

Reconciliation of Operating revenues to Net revenues:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2018	2017	2018	2017
Operating revenues, U.S. GAAP basis	1,341.8	1,337.7	4,058.2	3,784.7
Invesco Great Wall (1)	28.4	13.1	57.8	35.2
Third party distribution, service and advisory expenses (2)	(408.0)	(380.4)	(1,236.0)	(1,095.6)
CIP (3)	4.7	6.2	18.8	25.7
Net revenues	966.9	976.6	2,898.8	2,750.0

Reconciliation of Operating income to Adjusted operating income:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2018	2017	2018	2017
Operating income, U.S. GAAP basis	322.1	360.3	974.5	936.5
Invesco Great Wall (1)	11.7	5.8	23.3	12.4
CIP (3)	9.8	10.4	33.3	30.9
Business combinations (4)	18.6	8.6	46.4	22.1
Compensation expense related to market valuation changes in deferred compensation plans (5)	3.9	5.0	8.2	14.1
Other reconciling items (6)	(8.3)	12.3	5.9	68.7
Adjusted operating income	357.8	402.4	1,091.6	1,084.7

Operating margin*	24.0%	26.9%	24.0%	24.7%
Adjusted operating margin**	37.0%	41.2%	37.7%	39.4%
Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

	Three months ended September 30,		Nine months ended September 30,
$ in millions, except per share data	2018	2017	2018	2017
Net income attributable to Invesco Ltd., U.S. GAAP basis	269.6	267.5	768.6	719.1
CIP (3)	(11.3)	1.3	(9.7)	(1.5)
Business combinations, net of tax (4)	24.0	2.7	57.3	22.3
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (5)	0.7	(0.7)	5.7	(4.7)
Other reconciling items, net of tax (6)	(8.6)	21.0	(0.5)	71.6
Adjusted net income attributable to Invesco Ltd.	274.4	291.8	821.4	806.8

Average shares outstanding - diluted	414.4	410.5	413.4	409.6
Diluted EPS	$0.65	$0.65	$1.86	$1.76
Adjusted diluted EPS***	$0.66	$0.71	$1.99	$1.97
____________

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

***
Adjusted diluted EPS is equal to adjusted net income attributable to Invesco Ltd. divided by the weighted average number of common and restricted shares outstanding. There is no difference between the calculated earnings per share amounts presented above and the calculated earnings per share amounts under the two class method.

(1)	Invesco Great Wall
Prior to the third quarter 2018, management reflected its interests in Invesco Great Wall Fund Management Company ("Invesco Great Wall") on a proportional consolidation basis, which was consistent with the presentation of our share of the AUM from these investments. Given the company's influence on Invesco Great Wall, a change in regulation allowing increased foreign ownership, and reaching agreement in principle in the third quarter to obtain a majority stake of the joint venture, the company began reporting 100% of the flows and AUM for Invesco Great Wall beginning in the third quarter. The company's non-GAAP operating results now reflect the economics of these holdings on a basis consistent with the underlying AUM and flows. Adjusted net income is reduced by the amount of earnings attributable to non-controlling interests.

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
CIP Revenue:

	Three months ended September 30,		Nine months ended September 30,
$ in millions, except per share data	2018	2017	2018	2017
Management fees earned from CIP, eliminated upon consolidation	4.7	6.2	18.8	18.9
Performance fees earned from CIP, eliminated upon consolidation	—	—	—	6.8
CIP related adjustments in arriving at net revenues	4.7	6.2	18.8	25.7
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

See table below for a reconciliation of business combination-related items:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2018	2017	2018	2017
Business combinations:
Intangible amortization expense (a)	11.7	4.0	21.2	10.8
Employee compensation expense (b)	0.9	1.7	2.7	4.4
Transaction and integration expense (c)	6.0	2.9	22.5	6.9
Adjustments to operating income	18.6	8.6	46.4	22.1
Changes in contingent consideration estimates (d)	(0.4)	1.6	(0.6)	(0.1)
Foreign exchange gain related to business acquisitions (e)	—	(12.1)	—	(12.1)
Taxation:
Taxation on amortization (a)	(0.5)	(0.4)	(1.5)	(1.2)
Taxation on employee compensation expense (b)	(0.2)	(0.6)	(0.6)	(1.7)
Deferred taxation (f)	7.7	4.9	18.5	14.7
Taxation on transaction and integration (c)	(1.3)	(1.0)	(5.0)	(1.8)
Taxation on changes in contingent consideration estimates (d)	0.1	(0.6)	0.1	0.1
Taxation on foreign exchange gain related to business acquisitions	—	2.3	—	2.3
Adjustments to net income attributable to Invesco Ltd.	24.0	2.7	57.3	22.3
____________

(a)	Intangible amortization expense is associated with intangible assets that are identified from acquisition of a business and are amortized on a straight-line basis over useful lives.

(b)	Employee compensation expenses are related to previous acquisitions.

(c)
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

(d)
During 2015, the company acquired investment management contracts from Deutsche Bank and the purchase price was solely comprised of contingent consideration payable in future periods. Adjustment represents the change in the fair value of contingent consideration liability.

(e)	Other gains and losses for 2017 includes a realized gain of $12.1 million related to revaluation of Euros held in the U.K. in anticipation of payment for the European ETF business acquisition.

(f)
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
See below for a reconciliation of deferred compensation related items:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2018	2017	2018	2017
Market movement on deferred compensation plan liabilities:
Compensation expense related to market valuation changes in deferred compensation liability	3.9	5.0	8.2	14.1
Adjustments to operating income	3.9	5.0	8.2	14.1
Market valuation changes and dividend income from investments and instruments held related to deferred compensation plans in other income/(expense)	(3.0)	(6.3)	(0.8)	(21.6)
Taxation:
Taxation on deferred compensation plan market valuation changes and dividend income less compensation expense	(0.2)	0.6	(1.7)	2.8
Adjustments to net income attributable to Invesco Ltd.	0.7	(0.7)	5.7	(4.7)

(6)	Other reconciling items
Each of these other reconciling items has been adjusted from U.S. GAAP to arrive at the company's non-GAAP financial measures for the reasons either outlined in the paragraphs above, due to the unique character and magnitude of the reconciling item, or because the item represents a continuation of a reconciling item adjusted from U.S. GAAP in a prior period.

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2018	2017	2018	2017
Other non-GAAP adjustments:
Business optimization charges: (a)
Employee compensation	3.5	7.6	7.8	27.2
Professional services and temporary labor	10.4	4.5	19.7	19.6
Property, office and technology	0.6	0.2	1.2	2.2
Prior period impact of multi-year VAT tax recovery (b)	(22.8)	—	(22.8)	—
Senior executive retirement and related costs (c)	—	—	—	19.7
Adjustments to operating income	(8.3)	12.3	5.9	68.7
Foreign exchange hedge (gain)/loss (d)	(2.3)	0.5	(5.9)	21.5
Taxation:
Taxation on business optimization charges (a)	(2.9)	(3.8)	(6.2)	(16.8)
Taxation on senior executive retirement and related costs (c)	—	—	—	(5.9)
Taxation on foreign exchange hedge amortization (d)	0.6	(0.2)	1.4	(8.1)
Retroactive state tax adjustment (e)	—	12.2	—	12.2
Taxation on prior period impact of multi-year VAT recovery (b)	4.3	—	4.3	—
Adjustments to net income attributable to Invesco Ltd.	(8.6)	21.0	(0.5)	71.6
____________

(a)	Business optimization: Operating expenses for the three and nine months ended September 30, 2018 include costs associated with business transformation initiatives.

(b)
As a result of an increase in our recoverable VAT from applying additional regulatory guidance, a credit was recorded in the third quarter of 2018. The portion of the cumulative adjustment representing 2014 through 2017 has been removed for non-GAAP purposes.

(c)
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

(e)
The income tax provision for the nine months ended September 30, 2017 includes a retroactive state tax adjustment of $12.2 million related to 2016 and prior open tax years caused by changes in the state tax regulations.

Balance Sheet Discussion(1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP and policyholder balances for the reasons outlined in footnote 1 to the table:

	As of September 30, 2018				As of December 31, 2017
Balance sheet information $ in millions	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted
ASSETS
Cash and cash equivalents	1,631.5	—	—	1,631.5	2,006.4	—	—	2,006.4
Unsettled fund receivables	851.6	—	—	851.6	793.8	—	—	793.8
Investments	643.8	(520.1)	—	1,163.9	674.6	(478.9)	—	1,153.5
Assets of CIP:				—				—
Investments and other assets of CIP	6,131.3	6,131.3	—	—	5,789.5	5,789.5	—	—
Cash and cash equivalents of CIP	282.8	282.8	—	—	511.3	511.3	—	—
Assets held for policyholders	12,268.2	—	12,268.2	—	12,444.5	—	12,444.5	—
Goodwill and intangible assets, net	9,468.0	—	—	9,468.0	8,149.4	—	—	8,149.4
Other assets (2)	1,226.6	(3.8)	—	1,230.4	1,299.3	(21.6)	—	1,320.9
Total assets	32,503.8	5,890.2	12,268.2	14,345.4	31,668.8	5,800.3	12,444.5	13,424.0
LIABILITIES
Liabilities of CIP:
Debt of CIP	4,820.5	4,820.5	—	—	4,799.8	4,799.8	—	—
Other liabilities of CIP	315.8	315.8	—	—	498.8	498.8	—	—
Policyholder payables	12,268.2	—	12,268.2	—	12,444.5	—	12,444.5	—
Unsettled fund payables	821.5	—	—	821.5	783.8	—	—	783.8
Long-term debt	2,814.6	—	—	2,814.6	2,075.8	—	—	2,075.8
Other liabilities (3)	1,721.2	—	—	1,721.2	1,867.3	—	—	1,867.3
Total liabilities	22,761.8	5,136.3	12,268.2	5,357.3	22,470.0	5,298.6	12,444.5	4,726.9
EQUITY
Total equity attributable to Invesco Ltd.	8,987.1	(0.1)	—	8,987.2	8,696.1	(0.1)	—	8,696.2
Noncontrolling interests (4)	754.9	754.0	—	0.9	502.7	501.8	—	0.9
Total equity	9,742.0	753.9	—	8,988.1	9,198.8	501.7	—	8,697.1
Total liabilities and equity	32,503.8	5,890.2	12,268.2	14,345.4	31,668.8	5,800.3	12,444.5	13,424.0
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
Cash and cash equivalents
Cash and cash equivalents decreased by $374.9 million from $2,006.4 million at December 31, 2017 to $1,631.5 million at September 30, 2018. See “Cash Flows Discussion” in the following section within this Management's Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Unsettled fund receivables and payables
Unsettled fund receivables increased by $57.8 million from $793.8 million at December 31, 2017 to $851.6 million at September 30, 2018, due primarily to higher transaction activity between funds and investors in late September 2018 when compared to late December 2017 in our U.K. funds and UITs, offset by lower activity in our cross-border funds. In our U.K. and cross-border operations, unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients. In the company's capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. The presentation of the unsettled fund receivables and substantially offsetting payables ($821.5 million at September 30, 2018 up from $783.8 million at December 31, 2017) at trade date reflects the legal relationship between the underlying investor and the company.
Investments
As of September 30, 2018, we had $643.8 million in total investments (December 31, 2017: $674.6 million). Included in investments are $202.3 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $90.4 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments decreased by a net $40.7 million during the nine months ended September 30, 2018. The decrease in the period reflects cash redemptions of $43.4 million and a decrease of $104.8 million due to the consolidation of certain CIP in the period eliminating the investment balances upon consolidation as well a decrease of $1.6 million driven by market valuation changes and foreign exchange movements. These decreases were partially offset by increases due to purchases of $78.2 million and a non-cash increase of $30.4 million due to the deconsolidation of certain CIP in the period (restoring the company's formerly eliminated investment balances). Investments related to deferred compensation awards decreased by a net $1.9 million during the period.
Included in investments are $308.7 million in equity method investments in Invesco Great Wall and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2017: $277.3 million). The increase of $31.4 million in equity method investments was driven by an increase from partnership contributions of $40.0 million and $28.8 million in current period earnings. This increase was partially offset primarily by a decrease of $24.9 million due to distributions from partnership investments and a decrease of $7.1 million due to changes in foreign exchange rates. Also included in investments are foreign time deposits of $20.1 million, a decrease of $8.5 million from the December 31, 2017 balance of $28.6 million.
Assets held for policyholders and policyholder payables
One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The decrease in the balance of these accounts from $12,444.5 million at December 31, 2017 to $12,268.2 million at September 30, 2018 was the result of negative foreign exchange rate movements of $450.5 million, partially offset by net business inflows of $164.0 million positive market movement of $110.2 million.
Intangible Assets, net
Intangible assets increased from $1,558.7 million at December 31, 2017, to $2,156.5 million at September 30, 2018. The increase includes $633.3 million related to the preliminary purchase price allocation to intangible assets from the Guggenheim Investments' ETF and Intelliflo acquisitions in 2018, offset by amortization of $21.2 million and decreases in foreign exchange movement of $14.2 million.
Goodwill
Goodwill increased from $6,590.7 million at December 31, 2017, to $7,311.5 million at September 30, 2018. The increase includes $845.5 million related to the preliminary purchase price allocation to goodwill from the Guggenheim Investments' ETF and Intelliflo acquisitions in 2018 offset by a decrease in foreign exchange movements of $124.7 million. The company's annual goodwill impairment review is performed as of October 1 of each year.

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
These priorities are executed in a manner consistent with our desire to maintain strong, investment grade credit ratings.  As of the filing of the Report, Invesco held credit ratings of BBB+/Stable, A2/Stable and A-/Positive from Standard & Poor’s Ratings Service (“S&P”), Moody’s Investor Services (“Moody’s”) and Fitch Ratings (“Fitch”), respectively. Our ability to continue to access the capital markets in a timely manner depends on a number of factors, including our credit ratings, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.

On October 17, 2018, the company entered into a definitive agreement, whereby Invesco will acquire MassMutual’s asset management affiliate, OppenheimerFunds, Inc. In turn, MassMutual and the OppenheimerFunds employee shareholders will receive a combination of common and preferred equity consideration, and MassMutual will become a significant shareholder in Invesco, with an approximate 15.5% stake. Under the terms of the agreement, Invesco will acquire OppenheimerFunds with consideration to MassMutual and OppenheimerFunds employees consisting of 81.9 million shares of Invesco common equity and $4 billion in perpetual, non-cumulative preferred shares with a 21-year non-call period and a fixed rate of 5.9%. The shareholder agreement specifies a lock-up period of two years for the common stock and five years for the preferred stock. The Preferred Stock will not be convertible into any other class of capital stock or debt of Invesco.

The Preferred Stock dividend is payable quarterly on a non-cumulative basis when, if and as declared by the Board of Directors of Invesco. However, if Invesco has not declared and paid or set aside for payment full quarterly dividends on the Preferred Stock for a particular dividend period, it may not declare or pay dividends on, or redeem, purchase or acquire, its Common Stock or other junior securities in the next succeeding dividend period. Shares of Preferred Stock can not be redeemed prior to the 21st anniversary of their original issue date, and are redeemable at the option of Invesco thereafter. The Preferred Stock has no put feature to accelerate redemption.

On October 18, 2018, the company announced a common stock buyback program of $1.2 billion to be completed within the next two years, which will be financed through the strong operating cash flows of the combined Invesco and OppenheimerFunds organization. The company does not intend to use leverage to finance share buybacks for this program. In connection with this effort, on October 24, 2018, the company entered into a forward contract to purchase $300.0 million of its common shares; the purchase price for such shares will be determined no later than December 31, 2018 and settlement of the purchase will occur by the third quarter of 2019.

On April 6, 2018, the company completed the acquisition of Guggenheim Investments' ETF business for a purchase price of $1.2 billion. To fund the purchase, the company borrowed approximately $835 million on its credit facility in early April 2018. In addition, the company also borrowed on the credit facility to fund part of the Intelliflo acquisition. The company plans to repay a significant portion of amounts borrowed over the course of 2018, returning leverage ratios at or near pre-acquisition levels. In October 2018, the company paid $436 million towards the outstanding balance on the credit facility, using cash received from the European sub-group, defined below.

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

Certain of our subsidiaries are required to maintain minimum levels of capital. Such requirements may change from time-to-time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance, and review from regulators. These and other similar provisions of applicable laws and regulations may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries (the European sub-group) are subject to consolidated capital requirements under EU Directives, including those arising from the EU's Capital Requirements Directive and the U.K.'s Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. We are in compliance with all regulatory minimum net capital requirements. As of September 30, 2018, the company's minimum regulatory capital requirement was $734.4 million (December 31, 2017: $761.4 million); the decrease was driven primarily by decreased business activity as well as the weakening of the Pound Sterling against the U.S. Dollar. The total amount of non-U.S. cash and cash equivalents was $1,477.2 million at September 30, 2018 (December 31, 2017: $1,595.6 million). In October 2018, upon completion of redomicile of certain funds, regulatory credit risk volatility has been reduced, which allowed the company to return capital to the parent.
In addition, the company is required to hold cash deposits with clearing organizations or to otherwise segregate cash to maintain compliance with federal and other regulations in connection with its UIT broker dealer entity. At September 30, 2018, these cash deposits totaled $11.4 million (December 31, 2017: $11.4 million).
The consolidation of $6.4 billion and $4.8 billion of assets and long-term debt of CIP as of September 30, 2018, respectively, did not impact the company’s liquidity and capital resources. The company's risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees. The majority of CIP balances related to consolidated CLOs. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management and performance fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, Financial Statements - Note 12, “Consolidated Investment Products,” for additional details.

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

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flow information, excluding the impact of the cash flows of Consolidated Investment Products for the reasons outlined in footnote 1 to the table:

Cash flow information(1)	Nine months ended September 30, 2018			Nine months ended September 30, 2017
$ in millions	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash and cash equivalents, beginning of the period	2,517.7	511.3	2,006.4	2,070.2	742.2	1,328.0
Cash flows from operating activities(1)	662.1	(225.3)	887.4	773.0	(255.4)	1,028.4
Cash flows from investing activities	(2,682.9)	(1,140.1)	(1,542.8)	(502.7)	(225.8)	(276.9)
Cash flows from financing activities	1,584.1	1,276.3	307.8	(220.8)	229.5	(450.3)
Increase/(decrease) in cash and cash equivalents	(436.7)	(89.1)	(347.6)	49.5	(251.7)	301.2
Foreign exchange movement on cash and cash equivalents	(29.0)	(1.7)	(27.3)	91.5	4.4	87.1
Net cash inflows (outflows) upon consolidation/deconsolidation of CIP	(137.7)	(137.7)	—	(9.0)	(9.0)	—
Cash and cash equivalents, end of the period	1,914.3	282.8	1,631.5	2,202.2	485.9	1,716.3

Cash and cash equivalents	1,631.5	—	1,631.5	1,716.3	—	1,716.3
Cash and cash equivalents of CIP	282.8	282.8	—	485.9	485.9	—
Total cash and cash equivalents per consolidated statement of cash flows	1,914.3	282.8	1,631.5	2,202.2	485.9	1,716.3
____________

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
During the nine months ended September 30, 2018, cash provided by operating activities was $662.1 million compared to $773.0 million provided during the nine months ended September 30, 2017 (a decrease of $110.9 million). As shown in the tables above, the impact of CIP to cash used in operating activities was $225.3 million of cash used during the nine months ended September 30, 2018 compared to $255.4 million of cash used during the nine months ended September 30, 2017. Excluding the impact of CIP, cash provided by operations was $887.4 million during the nine months ended September 30, 2018 compared to $1,028.4 million of cash provided by operating activities during the nine months ended September 30, 2017. Cash provided by operations in the 2017 period included $131.1 million of dispositions of investments, including seed money and deferred compensation investments sold in connection with the entry into the total return swap.
There were no significant non-cash items that impacted the comparison between the periods of operating income to net cash provided by operations.
Investing Activities
Net cash used in investing activities totaled $2,682.9 million for the nine months ended September 30, 2018 (nine months ended September 30, 2017: net cash used of $502.7 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $1,140.1 million used (nine months ended September 30, 2017: $225.8 million used). Excluding the impact of CIP cash flows, net cash used in investing activities was $1,542.8 million (nine months ended September 30, 2017: net cash used of $276.9 million).
Cash outflows for the nine months ended September 30, 2018 included $1,469.3 million related to business acquisitions (nine months ended September 30, 2017: $299.2 million). Also included in cash outflows for the nine months ended September 30, 2018, excluding the impact of CIP, were purchases of investments of $153.3 million (nine months ended

September 30, 2017: $190.3 million). These outflows were partially offset by collected proceeds of $148.1 million from sales and returns of capital of investments (nine months ended September 30, 2017: $295.3 million).
During the nine months ended September 30, 2018, the company had capital expenditures of $68.3 million (nine months ended September 30, 2017: $82.7 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up business recovery systems. Also, in each period, a portion of these costs related to improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.
Financing Activities
Net cash provided by financing activities totaled $1,584.1 million for the nine months ended September 30, 2018 (nine months ended September 30, 2017: net cash used of $220.8 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $1,276.3 million (nine months ended September 30, 2017: cash provided of $229.5 million). Excluding the impact of CIP, financing activities provided cash of $307.8 million in the nine months ended September 30, 2018 (nine months ended September 30, 2017: cash used of $450.3 million).
Financing cash inflows during the nine months ended September 30, 2018 included a borrowing of $737.2 million on the credit facility (nine months ended September 30, 2017: repayment of $28.7 million). Financing cash outflows during the nine months ended September 30, 2018 included $368.3 million of dividend payments for the dividends declared in January, April and July (nine months ended September 30, 2017: dividends paid of $352.7 million), the payment of $49.7 million to meet employees' withholding tax obligations on share vestings (nine months ended September 30, 2017: $58.6 million) and a payment of $11.4 million of contingent consideration (nine months ended September 30, 2017: $10.3 million).
There were no non-CIP related financing cash inflows for the nine months ended September 30, 2017.
Dividends
Invesco declares and pays dividends on a quarterly basis in arrears. On October 18, 2018, the company announced a third quarter 2018 cash dividend of 30.0 cents per share to holders of common shares, which will be paid on December 3, 2018, to shareholders of record as of November 13, 2018 with an ex-dividend date of November 9, 2018.
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
Share Repurchase Plan
The company did not purchase shares in the open market during the three and nine months ended September 30, 2018, (three and nine months ended September 30, 2017: none). The company did withhold an aggregate of 0.1 million shares and 1.5 million shares on vesting events during the three and nine months ended September 30, 2018, respectively to meet employees' withholding tax obligations (three and nine months ended September 30, 2017: 0.1 million and 1.8 million shares, respectively). The fair value of these shares withheld at the respective withholding dates was $2.9 million and $49.7 million during the three and nine months ended September 30, 2018 (three and nine months ended September 30, 2017: $1.3 million and $58.6 million). At September 30, 2018, approximately $1,643.0 million remains available under the share repurchase authorizations approved by the Board on October 11, 2013 and July 22, 2016.
On October 18, 2018, the company announced a common stock buyback program of $1.2 billion to be completed within the next two years. This program will utilize the existing share repurchase authorizations approved by the Board.

Long-term debt
Our long-term debt at September 30, 2018 was $2,814.6 million (December 31, 2017: $2,075.8 million) and was comprised of the following:

$ in millions	September 30, 2018	December 31, 2017
Floating rate credit facility expiring August 11, 2022	737.2	—
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	597.4	596.9
$600 million 4.000% - due January 30, 2024	594.6	594.0
$500 million 3.750% - due January 15, 2026	495.4	495.1
$400 million 5.375% - due November 30, 2043	390.0	389.8
Long-term debt	2,814.6	2,075.8
For the nine months ended September 30, 2018, the company's weighted average cost of debt was 3.81% (nine months ended September 30, 2017: 3.94%).
The company's $1.5 billion unsecured credit facility is scheduled to expire on August 11, 2022. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of September 30, 2018, we were in compliance with our financial covenants. At September 30, 2018, our leverage ratio was 1.61:1.00 (December 31, 2017: 1.18:1.00), and our interest coverage ratio was 16.59:1.00 (December 31, 2017: 18.64:1.00).
The September 30, 2018 coverage ratio calculations are as follows:

$ millions	Total	Q3 2018	Q2 2018	Q1 2018	Q4 2017
Net income attributable to Invesco Ltd.	1,176.8	269.6	245.1	253.9	408.2
Impact of CIP on net income attributable to Invesco Ltd.	(10.5)	(11.3)	2.2	(0.6)	(0.8)
Tax expense	178.6	61.1	72.3	68.4	(23.2)
Amortization/depreciation	140.2	39.6	32.4	33.6	34.6
Interest expense	105.9	29.6	29.5	23.2	23.6
Share-based compensation expense	164.9	42.8	40.8	40.9	40.4
Unrealized gains and losses from investments, net*	0.5	(4.7)	11.7	11.4	(17.9)
EBITDA**	1,756.4	426.7	434.0	430.8	464.9
Adjusted debt**	$2,830.5
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	1.61
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	16.59
____________

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals total debt of $2,814.6 million plus $15.8 million in letters of credit.

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

Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of September 30, 2018, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,631.5 million. See Item 1, Financial Statements - Note 13, “Related Parties,” for information regarding cash and cash equivalents invested in affiliated money market funds.
The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.
Liquidity Risk
Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities. The company is exposed to liquidity risk through its $2,814.6 million in long-term debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.
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
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and acquisition contracts. During the nine months ended September 30, 2018, there were no material changes to the company's contractual obligations.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk, and foreign exchange rate risk. There have not been any material changes to the company's exposures to market risks during the period ended September 30, 2018 that would require an update to the disclosures provided in the most recent Form 10-K.
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
Interest Rate Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On September 30, 2018, the interest rates on 73.8% of the company's borrowings were fixed for a weighted average period of 9.2 years, and the company had a $737.2 million balance on its floating rate credit facility.
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
The company is exposed to foreign exchange revaluation into the Condensed Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries' functional currencies. Net foreign exchange revaluation gains were $4.8 million in the nine months ended September 30, 2018 (nine months ended September 30, 2017: $14.9 million gains), and are included in general and administrative expenses and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation and have put in place net investment hedge structures discussed in Part I, Item 1, Financial Statements, Note 6 -- "Other Comprehensive Income/(Loss)."

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
We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2018. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated any change in our internal control over financial reporting that occurred during the three months ended September 30, 2018 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended September 30, 2018:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
July 1-31, 2018	37,634	$26.43	—	$1,643.0
August 1-31, 2018	4,810	$24.76	—	$1,643.0
September 1-30, 2018	16,367	$24.35	—	$1,643.0
Total	58,811		—

(1)	An aggregate of 58,811 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.

(2)	At September 30, 2018, a balance of $1,643.0 million remains available under the share repurchase authorizations approved by the Board on October 11, 2013 and July 22, 2016.
Item 6. Exhibits
Exhibit Index

10.1	Agreement and Plan of Merger by and among MM Asset Management Holding LLC, Oppenheimer Acquisition Corp., Invesco Ltd., Gem Acquisition Corp. and Gem Acquisition Two Corp. dated as of October 17, 2018
31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
October 24, 2018	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

October 24, 2018	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer