Form 10-Q
period 2019-03-31
Invesco Ltd.
filed 2019-04-25
CIK 914208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of March 31, 2019, the most recent practicable date, the number of Common Shares outstanding was 400,857,751.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except per share data	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	1,017.1	1,147.7
Unsettled fund receivables	474.6	191.3
Accounts receivable	598.7	604.0
Investments	640.9	613.5
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	251.2	657.7
Accounts receivable and other assets of CIP	141.8	110.8
Investments of CIP	6,728.1	6,213.5
Assets held for policyholders	12,102.7	11,384.8
Prepaid assets	116.8	127.1
Other assets	292.8	126.1
Property, equipment and software, net	462.8	468.7
Intangible assets, net	2,181.5	2,176.1
Goodwill	7,197.6	7,157.1
Total assets	32,206.6	30,978.4
LIABILITIES
Accrued compensation and benefits	340.2	646.5
Accounts payable and accrued expenses	1,250.6	1,087.2
Liabilities of CIP:
Debt of CIP	5,211.7	5,226.0
Other liabilities of CIP	511.6	387.6
Policyholder payables	12,102.7	11,384.8
Unsettled fund payables	446.0	178.7
Long-term debt	2,515.7	2,408.8
Deferred tax liabilities, net	367.6	326.4
Total liabilities	22,746.1	21,646.0
Commitments and contingencies (See Note 12)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	451.1	396.2
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Common shares ($0.20 par value; 1,050.0 million authorized; 490.4 million shares issued as of March 31, 2019 and December 31, 2018)	98.1	98.1
Additional paid-in-capital	6,273.7	6,334.8
Treasury shares	(2,971.0)	(3,003.6)
Retained earnings	5,942.1	5,884.5
Accumulated other comprehensive income/(loss), net of tax	(673.6)	(735.0)
Total equity attributable to Invesco Ltd.	8,669.3	8,578.8
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	340.1	357.4
Total permanent equity	9,009.4	8,936.2
Total liabilities, temporary and permanent equity	32,206.6	30,978.4
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
$ in millions, except per share data	2019	2018
Operating revenues:
Investment management fees	923.7	1,043.7
Service and distribution fees	219.3	246.1
Performance fees	21.8	9.1
Other	49.8	56.9
Total operating revenues	1,214.6	1,355.8
Operating expenses:
Third-party distribution, service and advisory	368.0	419.1
Employee compensation	381.3	385.2
Marketing	28.0	28.0
Property, office and technology	107.2	100.2
General and administrative	83.8	83.7
Transaction, integration, and restructuring	46.1	18.5
Total operating expenses	1,014.4	1,034.7
Operating income	200.2	321.1
Other income/(expense):
Equity in earnings of unconsolidated affiliates	15.0	9.7
Interest and dividend income	4.7	4.2
Interest expense	(33.1)	(23.2)
Other gains and losses, net	31.1	(5.4)
Other income/(expense) of CIP, net	38.9	27.2
Income before income taxes	256.8	333.6
Income tax provision	(66.2)	(68.4)
Net income	190.6	265.2
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(12.9)	(11.3)
Net income attributable to Invesco Ltd.	177.7	253.9
Earnings per share:
-basic	$0.44	$0.62
-diluted	$0.44	$0.62

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
$ in millions	2019	2018
Net income	190.6	265.2
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	60.9	64.6
Other comprehensive income/(loss), net of tax	0.5	(1.6)
Other comprehensive income/(loss)	61.4	63.0
Total comprehensive income/(loss)	252.0	328.2
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(12.9)	(11.3)
Comprehensive income/(loss) attributable to Invesco Ltd.	239.1	316.9
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
$ in millions	2019	2018
Operating activities:
Net income	190.6	265.2
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	36.3	33.6
Share-based compensation expense	49.8	40.9
Other (gains)/losses, net	(31.1)	5.4
Other (gains)/losses of CIP, net	(12.2)	(8.8)
Equity in earnings of unconsolidated affiliates	(15.0)	(9.7)
Distributions from equity method investees	2.0	0.9
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	(56.4)	3.2
(Purchase)/sale of investments, net	29.6	(31.8)
(Increase)/decrease in receivables	(720.3)	26.4
Increase/(decrease) in payables	406.3	(377.5)
Net cash provided by/(used in) operating activities	(120.4)	(52.2)
Investing activities:
Purchase of property, equipment and software	(21.1)	(20.6)
Purchase of investments by CIP	(745.0)	(938.6)
Sale of investments by CIP	395.1	661.2
Purchase of investments	(72.9)	(28.8)
Sale of investments	27.9	29.0
Capital distributions from equity method investees	40.2	—
Collateral received/(posted), net	42.4	—
Net cash provided by/(used in) investing activities	(333.4)	(297.8)
Financing activities:
Purchases of treasury shares	(78.6)	(39.3)
Dividends paid	(120.1)	(119.6)
Third-party capital invested into CIP	74.5	95.6
Third-party capital distributed by CIP	(27.4)	(29.0)
Borrowings of debt by CIP	8.4	53.0
Repayments of debt by CIP	(46.1)	(1.9)
Net borrowings/(repayments) under credit facility	106.3	—
Payment of contingent consideration	(4.0)	(3.4)
Net cash provided by/(used in) financing activities	(87.0)	(44.6)
Increase/(decrease) in cash and cash equivalents	(540.8)	(394.6)
Foreign exchange movement on cash and cash equivalents	8.8	37.5
Foreign exchange movement on cash and cash equivalents of CIP	(5.2)	1.0
Net cash inflows (outflows) upon consolidation/deconsolidation of CIP	0.1	(39.3)
Cash and cash equivalents, beginning of period	1,805.4	2,517.7
Cash and cash equivalents, end of period	1,268.3	2,122.3

Cash and cash equivalents	1,017.1	1,861.5
Cash and cash equivalents of CIP	251.2	260.8
Total cash and cash equivalents per consolidated statement of cash flows	1,268.3	2,122.3
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Equity Attributable to Invesco Ltd.
$ in millions	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2019	98.1	6,334.8	(3,003.6)	5,884.5	(735.0)	8,578.8	357.4	8,936.2	396.2
Net income	—	—	—	177.7	—	177.7	(6.1)	171.6	19.0
Other comprehensive income/(loss)	—	—	—	—	61.4	61.4	—	61.4	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	(11.2)	(11.2)	35.9
Dividends	—	—	—	(120.1)	—	(120.1)	—	(120.1)	—
Employee share plans:
Share-based compensation	—	49.8	—	—	—	49.8	—	49.8	—
Vested shares	—	(110.8)	110.8	—	—	—	—	—	—
Other share awards	—	(0.1)	0.4	—	—	0.3	—	0.3	—
Purchase of shares	—	—	(78.6)	—	—	(78.6)	—	(78.6)	—
March 31, 2019	98.1	6,273.7	(2,971.0)	5,942.1	(673.6)	8,669.3	340.1	9,009.4	451.1

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

Invesco Ltd.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1.  ACCOUNTING POLICIES
Corporate Information
Invesco Ltd. (Parent) and all of its consolidated entities (collectively, the company or Invesco) provide retail and institutional clients with an array of global investment management capabilities. The company operates globally, and its sole business is investment management.
Certain disclosures included in the company’s annual report on Form 10-K for the year ended December 31, 2018 (annual report or Form 10-K) are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q (Report). The company has condensed or omitted these disclosures. Therefore, this Report should be read in conjunction with the company’s annual report.
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
Accounting Pronouncements Recently Adopted
Leases. In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases” (Topic 842). Topic 842 requires that lessees recognize lease assets and lease liabilities on the balance sheet for all leases with a lease term greater than 12 months. The company adopted the leases standard on January 1, 2019 using the modified retrospective approach.

The company recorded a right-of-use asset of approximately $200.9 million and lease liability of approximately $251.5 million, primarily related to real estate operating leases on January 1, 2019 with no cumulative-effect adjustment to opening retained earnings. The impact of the adoption of the standard on the Condensed Consolidated Statement of Income for the three months ended March 31, 2019 was not material as we continue to recognize lease expenses on a straight-line basis over the lease term. The initial recognition of the right-of-use asset and lease liability represented a non-cash activity.

The package of three practical expedients applicable to the company have been elected which resulted in the company not having to reassess whether expired or existing contracts upon adoption contained a lease as well as retaining the historical classifications of our leases and initial direct costs. The company also elected the hindsight practical expedient in evaluating lessee options.

The company elected both at transition and on an ongoing basis, to combine lease and non-lease components in calculating the lease liability and right-of-use asset for all operating leases.

2. FAIR VALUE OF ASSETS AND LIABILITIES
The carrying value and fair value of financial instruments are presented in the below summary table. The fair value of financial instruments held by CIP is presented in Note 13, “Consolidated Investment Products.” See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

	March 31, 2019		December 31, 2018
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	1,017.1	1,017.1	1,147.7	1,147.7
Equity investments	290.0	290.0	283.2	283.2
Foreign time deposits (1)	28.3	28.3	28.1	28.1
Assets held for policyholders	12,102.7	12,102.7	11,384.8	11,384.8
Policyholder payables (1)	(12,102.7)	(12,102.7)	(11,384.8)	(11,384.8)
Contingent consideration liability	(38.4)	(38.4)	(40.9)	(40.9)
Long-term debt (1)	(2,515.7)	(2,600.1)	(2,408.8)	(2,418.2)
____________

(1)
These financial instruments are not measured at fair value on a recurring basis. See the most recently filed Form 10-K for additional information about the carrying and fair values of these financial instruments. Foreign time deposits are measured at cost plus accrued interest, which approximates fair value, and are accordingly classified as Level 2 securities.

The following table presents, by hierarchy levels, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company’s Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively:

	As of March 31, 2019
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	474.0	474.0	—	—
Investments:*
Equity investments:
Seed money	219.9	219.9	—	—
Investments related to deferred compensation plans	67.0	67.0	—	—
Other equity securities	3.1	3.1	—	—
Assets held for policyholders	12,102.7	12,102.7	—	—
Total	12,866.7	12,866.7	—	—
Liabilities:
Contingent consideration liability	(38.4)	—	—	(38.4)
Total	(38.4)	—	—	(38.4)

	As of December 31, 2018
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	367.6	367.6	—	—
Investments:*
Equity investments:
Seed money	202.8	202.8	—	—
Investments related to deferred compensation plans	78.6	78.6	—	—
Other equity securities	1.8	1.8	—	—
Assets held for policyholders	11,384.8	11,384.8	—	—
Total	12,035.6	12,035.6	—	—
Liabilities:
Contingent consideration liability	(40.9)	—	—	(40.9)
Total	(40.9)	—	—	(40.9)
____________

*
Foreign time deposits of $28.3 million (December 31, 2018: 28.1 million) are excluded from this table. Equity method and other investments of $316.7 million and $5.9 million, respectively, (December 31, 2018: $296.3 million and $5.9 million, respectively) are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three months ended March 31, 2019 and March 31, 2018, which are valued using significant unobservable inputs:

Three months ended March 31, 2019
$ in millions	Contingent Consideration Liability
Beginning balance	(40.9)
Net unrealized gains and losses included in other gains and losses, net*	(1.5)
Disposition/settlements	4.0
Ending balance	(38.4)

	Three months ended March 31, 2018
$ in millions	Contingent Consideration Liability	Other Debt Securities
Beginning balance	(57.4)	9.9
Net unrealized gains and losses included in other gains and losses, net*	0.4	(3.2)
Disposition/settlements	3.4	—
Other	—	(0.5)
Ending balance	(53.6)	6.2
_______________

*	These unrealized gains and losses are attributable to balances still held at the respective period ends.
Put option contracts
The company purchased an additional put option contract for $2.8 million in the three months ended March 31, 2019 to hedge economically foreign currency risk on the translation of a portion of its Pound Sterling-denominated earnings into U.S. Dollars, providing coverage through December 31, 2019.
Total Return Swaps
In addition to holding equity investments, the company has a total return swap (TRS) to hedge economically certain of these deferred compensation liabilities. The notional value of the total return swap at March 31, 2019 was $136.2 million. During the three months ended March 31, 2019, market valuation gains of $9.3 million were recognized in other gains and losses, net.

The company also has total return swaps with respect to certain ETFs. Under the terms of each total return swap, the company receives the related market gains or losses on the underlying investments and pays a floating rate to the respective counterparty. At March 31, 2019, the aggregate notional value of the total return swaps was $172.9 million. For the three months ended March 31, 2019, market valuation gains of $4.7 million were recognized in other gains and losses, net.
Contingent Consideration Liability
At March 31, 2019 inputs used in the model to determine the liability included assumed growth rates in AUM ranging from (9.44)% to 5.73% (weighted average growth rate of (0.22)%) and a discount rate of 4.79%. Changes in fair value are recorded in other gains and losses, net in the Condensed Consolidated Statements of Income in the period incurred. An increase in AUM levels and/or a decrease in the discount rate would increase the fair value of the contingent consideration liability, while a decrease in forecasted AUM and/or an increase in the discount rate would decrease the liability.

3.  INVESTMENTS
The disclosures below include details of the company’s investments. Investments held by CIP are detailed in Note 13, “Consolidated Investment Products.”

$ in millions	March 31, 2019	December 31, 2018
Equity investments:
Seed money	219.9	202.8
Investments related to deferred compensation plans	67.0	78.6
Other equity securities	3.1	1.8
Equity method investments	316.7	296.3
Foreign time deposits	28.3	28.1
Other	5.9	5.9
Total investments	640.9	613.5
Available for sale debt investments
Realized gains and losses recognized in the Condensed Consolidated Statements of Income during the period from investments classified as available-for-sale are as follows:

	For the three months ended March 31, 2018
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
CLOs	2.6	—	—
Other debt securities	0.2	—	(0.1)
	2.8	—	(0.1)
Equity investments
The unrealized gains and losses for the three months ended March 31, 2019, that relate to equity investments still held at March 31, 2019, was a $23.0 million net gain (three months ended March 31, 2018: $0.2 million net gain ).

4.  LONG-TERM DEBT
The disclosures below include details of the company’s debt. Debt of CIP is detailed in Note 13, “Consolidated Investment Products.”

	March 31, 2019		December 31, 2018
$ in millions	Carrying Value (2)	Fair Value	Carrying Value (2)	Fair Value
$1.5 billion floating rate credit facility expiring August 11, 2022	437.1	437.1	330.8	330.8
Unsecured Senior Notes(1):
$600 million 3.125% - due November 30, 2022	597.6	608.6	597.5	585.2
$600 million 4.000% - due January 30, 2024	595.2	620.6	594.9	594.5
$500 million 3.750% - due January 15, 2026	495.7	508.3	495.6	487.6
$400 million 5.375% - due November 30, 2043	390.1	425.5	390.0	420.1
Long-term debt	2,515.7	2,600.1	2,408.8	2,418.2
____________

(1)	The company’s senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

(2)	The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.

The company maintains approximately $11.4 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons.
5.  SHARE CAPITAL
The number of common shares and common share equivalents issued are represented in the table below:

	As of
In millions	March 31, 2019	December 31, 2018
Common shares issued	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(89.6)	(93.3)
Common shares outstanding	400.8	397.1

6.  OTHER COMPREHENSIVE INCOME/(LOSS)
The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended March 31, 2019
$ in millions	Foreign currency translation	Employee benefit plans	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	60.9	—	—	60.9
Other comprehensive income, net	—	0.2	0.3	0.5
Other comprehensive income/(loss), net of tax	60.9	0.2	0.3	61.4

Beginning balance	(617.6)	(117.7)	0.3	(735.0)
Other comprehensive income/(loss), net of tax	60.9	0.2	0.3	61.4
Ending balance	(556.7)	(117.5)	0.6	(673.6)

	For the three months ended March 31, 2018
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	64.6	—	—	—	64.6
Other comprehensive income, net	—	0.4	(2.3)	0.3	(1.6)
Other comprehensive income/(loss), net of tax	64.6	0.4	(2.3)	0.3	63.0

Beginning balance	(290.5)	(109.7)	4.3	4.7	(391.2)
Adjustment for adoption of ASU 2016-01	—	—	—	(3.2)	(3.2)
January 1, 2018, as adjusted	(290.5)	(109.7)	4.3	1.5	(394.4)
Other comprehensive income/(loss), net of tax	64.6	0.4	(2.3)	0.3	63.0
Ending balance	(225.9)	(109.3)	2.0	1.8	(331.4)

Net Investment Hedge

The company designated certain intercompany debt as a non-derivative net investment hedging instrument against foreign currency exposure related to its net investment in foreign operations. At March 31, 2019 and December 31, 2018, £130 million ($169.7 million and $165.6 million, respectively) of intercompany debt was designated as a net investment hedge.  For the three months ended March 31, 2019, the Company recognized foreign currency losses of $4.1 million (three months ended March 31,

2018: losses of $6.6 million) resulting from the net investment hedge within currency translation differences on investments in foreign subsidiaries in other comprehensive income.

7. REVENUE

The geographic disaggregation of revenue for the three months ended March 31, 2019 and 2018 are presented below. There are no revenues attributed to the company’s country of domicile, Bermuda.

	For the three months ended March 31,
$ in millions	2019	2018
North America	760.0	818.0
EMEA (Europe, Middle East, and Africa)	380.3	469.9
Asia-Pacific	74.3	67.9
Total operating revenues	1,214.6	1,355.8

The opening and closing balance of deferred carried interest liabilities for the three months ended March 31, 2019 was $61.3 million and $55.8 million, respectively (December 31, 2018: $60.4 million and $61.3 million, respectively). During the three months ended March 31, 2019, $5.9 million (March 31, 2018: none) performance fee revenue was recognized that was included in the deferred carried interest liability balance at the beginning of the period.

8.  SHARE-BASED COMPENSATION
The company recognized total expenses of $49.8 million and $40.9 million related to equity-settled share-based payment transactions in the three months ended March 31, 2019 and 2018, respectively.
Share Awards
Movements on share awards during the periods ended March 31, are detailed below:

	For the three months ended March 31, 2019			For the three months ended March 31, 2018
Millions of shares, except fair values	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value ($)	Time- Vested	Performance- Vested
Unvested at the beginning of period	12.5	0.9	31.46	12.0	0.9
Granted during the period	8.9	0.6	19.34	5.1	0.4
Forfeited during the period	(0.3)	—	27.18	(0.1)	—
Vested and distributed during the period	(4.6)	(0.1)	32.08	(4.2)	(0.3)
Unvested at the end of the period	16.5	1.4	24.93	12.8	1.0

The total fair value of shares that vested during the three months ended March 31, 2019 was $89.8 million (three months ended March 31, 2018: $142.7 million). The weighted average grant date fair value of the share awards that were granted during the three months ended March 31, 2019 was $19.34 (three months ended March 31, 2018: $32.55).
At March 31, 2019, there was $405.6 million of total unrecognized compensation cost related to non-vested share awards; that cost is expected to be recognized over a weighted average period of 2.95 years.

9.  OPERATING LEASES

The company leases office space in almost all of its locations of business, data centers and certain equipment under non-cancelable operating leases. The operating leases have a weighted-average remaining lease term of 5.72 years and generally include one or more options to renew, with renewal terms that can extend the lease term from 2 to 10 years. Certain lease arrangements include an option to terminate the lease if a notification is provided to the landlord within 1-2 years prior to the end of the lease term. The company has sole discretion in exercising lease renewal and termination options. The lease terms used in our lease measurements do not include renewal options as they are not reasonably certain to be exercised as of the date of this report.

The company elected to combine lease and non-lease components in calculating the lease liability and right-of-use asset for operating leases.

Variable lease payments are determined based on the terms and conditions outlined in the lease contracts and are primarily determined in relation to the extent of the company’s usage of the right-of use-asset or the nature and extent of services received from the lessor.

As of March 31, 2019, the right-of-use asset of $202.7 million was included within Other assets, and the lease liability of $249.8 million was included within Accounts payable and accrued expenses, on the Condensed Consolidated Balance Sheet.

The components of lease expense for the three months ended March 31, 2019 were as follows:

$ in millions	Three months ended March 31, 2019
Operating lease cost	12.8
Variable lease cost	6.8
Less: sublease income	(0.1)
Total lease expense	19.5

Supplemental cash flow information related to leases for the three months ended March 31, 2019 was as follows:

$ in millions	Three months ended March 31, 2019
Operating cash flows from operating leases included in the measurement of lease liabilities	15.0
Right-of-use assets obtained in exchange for new operating lease liabilities	4.1

In determining the discount rate, the company considered the interest rate yield for specific interest rate environments and the company’s credit spread at the inception of the lease.

The weighted-average discount rate for the operating lease liability for the three months ended March 31, 2019 was 3.33%.

The maturities of the company’s lease liabilities (primarily related to real estate leases) were as follows:

$ in millions
Year Ended December 31,	Lease Liabilities
2019 (excluding the three months ended March 31, 2019)	44.3
2020	52.5
2021	48.4
2022	42.0
2023	35.3
Thereafter	52.1
Total lease payments	274.6
Less: interest	24.8
Present value of lease liabilities	249.8

As of December 31, 2018, the company’s total future commitments by year under non-cancelable operating leases are as follows:

$ in millions	Total
2019	61.6
2020	56.3
2021	49.3
2022	42.8
2023	36.7
Thereafter	53.5
Gross lease commitments	300.2
Less: future minimum payments expected to be received under non-cancelable subleases	(2.5)
Net lease commitments	297.7

10.  TAXATION
At March 31, 2019, the total amount of gross unrecognized tax benefits was $20.4 million as compared to the December 31, 2018 total of $20.0 million.

11.  EARNINGS PER SHARE
The calculation of earnings per share is as follows:

	For the three months ended March 31,
In millions, except per share data	2019	2018
Net income	$190.6	$265.2
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(12.9)	(11.3)
Net income attributable to Invesco Ltd.	177.7	253.9
Less: Allocation of earnings to restricted shares	(6.0)	(7.5)
Net income attributable to common shareholders	$171.7	$246.4

Invesco Ltd:
Weighted average shares outstanding - basic	401.6	411.3
Dilutive effect of non-participating share-based awards	0.3	0.5
Weighted average shares outstanding - diluted	401.9	411.8

Common shareholders:
Weighted average shares outstanding - basic	401.6	411.3
Less: Weighted average restricted shares	(13.7)	(12.2)
Weighted average common shares outstanding - basic	387.9	399.1
Dilutive effect of non-participating share-based awards	0.3	0.5
Weighted average common shares outstanding - diluted	388.2	399.6

Earnings per share:
Basic earnings per share	$0.44	$0.62
Diluted earnings per share	$0.44	$0.62
Dividends declared per share	$0.30	$0.29
See Note 8, “Share-Based Compensation,” for a summary of share awards outstanding under the company’s share-based compensation programs. These programs could result in the issuance of common shares from time to time that would affect the measurement of basic and diluted earnings per share.
There were 0.7 million shares of performance-vested awards and no time-vested awards excluded from the computation of diluted earnings per share during the three months ended March 31, 2019 due to their inclusion being anti-dilutive (three months ended March 31, 2018: none). There were no contingently issuable shares excluded from the diluted earnings per share computation during the three months ended March 31, 2019 (three months ended March 31, 2018: 0.1 million), because the necessary performance conditions for the shares to be issuable had not yet been satisfied at the end of the respective period.
12.  COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.
Off Balance Sheet Commitments
The company has committed to co-invest in certain sponsored investment products which may be called in future periods. At March 31, 2019, the company’s undrawn capital commitments were $348.8 million (December 31, 2018: $391.6 million).
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

In management’s opinion, adequate accrual has been made as of March 31, 2019 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.
The investment management industry also is subject to extensive levels of ongoing regulatory oversight and examination. In the United States, United Kingdom, and other jurisdictions in which the company operates, governmental authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to the company’s compliance with applicable laws and regulations. Additional lawsuits or regulatory enforcement actions arising out of these inquiries may in the future be filed against the company and related entities and individuals in the United States, United Kingdom, and other jurisdictions in which the company and its affiliates operate. Any material loss of investor and/or client confidence as a result of such inquiries and/or litigation could result in a significant decline in AUM, which would have an adverse effect on the company’s future financial results and its ability to grow its business.

13.  CONSOLIDATED INVESTMENT PRODUCTS (CIP)
The following table presents the balances related to CIP that are included on the Condensed Consolidated Balance Sheets as well as Invesco’s net interest in the CIP for each period presented. See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

	As of
$ in millions	March 31, 2019	December 31, 2018
Cash and cash equivalents of CIP	251.2	657.7
Accounts receivable and other assets of CIP	141.8	110.8
Investments of CIP	6,728.1	6,213.5
Less: Debt of CIP	(5,211.7)	(5,226.0)
Less: Other liabilities of CIP	(511.6)	(387.6)
Less: Retained earnings	8.9	7.9
Less: Accumulated other comprehensive income, net of tax	(8.8)	(7.8)
Less: Equity attributable to redeemable noncontrolling interests	(451.1)	(396.2)
Less: Equity attributable to nonredeemable noncontrolling interests	(339.2)	(356.5)
Invesco’s net interests in CIP	607.6	615.8
The following table reflects the impact of consolidation of investment products into the Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
$ in millions	2019	2018
Total operating revenues	(8.7)	(7.0)
Total operating expenses	2.8	3.2
Operating income	(11.5)	(10.2)
Equity in earnings of unconsolidated affiliates	6.5	(4.2)
Interest and dividend income	(1.3)	—
Other gains and losses, net	(20.7)	(0.9)
Interest and dividend income of CIP	84.7	57.8
Interest expense of CIP	(58.0)	(39.4)
Other gains/(losses) of CIP, net	12.2	8.8
Income before income taxes	11.9	11.9
Income tax provision	—	—
Net income	11.9	11.9
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(12.9)	(11.3)
Net income attributable to Invesco Ltd.	(1.0)	0.6
Non-consolidated VIEs
At March 31, 2019, the company’s carrying value and maximum risk of loss with respect to variable interest entities (VIEs) in which the company is not the primary beneficiary was $190.7 million (December 31, 2018: $181.8 million).

Balance Sheet information - newly consolidated VIEs/VOEs
During the three months ended March 31, 2019, there was one newly consolidated VIE (March 31, 2018: the company consolidated no new VIEs). The table below illustrates the summary balance sheet amounts related to these products before consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Condensed Consolidated Financial Statements.

For the three months ended March 31, 2019
$ in millions	VIEs
Cash and cash equivalents of CIP	0.4
Accounts receivable and other assets of CIP	2.7
Investments of CIP	105.9
Total assets	109.0

Debt of CIP	97.8
Other liabilities of CIP	11.2
Total liabilities	109.0
Total equity	—
Total liabilities and equity	109.0

Balance Sheet information - deconsolidated VIEs/VOEs
During the three months ended March 31, 2019, the company determined that it was no longer the primary beneficiary of one VIE and no longer held the majority voting interest in two VOEs (March 31, 2018: there were two newly deconsolidated VIEs). The amounts deconsolidated from the Condensed Consolidated Balance Sheets are illustrated in the table below. There was no net impact to the Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and 2018 from the deconsolidation of these investment products.

	For the three months ended March 31, 2019		For the three months ended March 31, 2018
$ in millions	VIEs	VOEs	VIEs
Cash and cash equivalents of CIP	—	—	39.3
Accounts receivable and other assets of CIP	—	—	8.3
Investments of CIP	6.3	4.6	339.9
Total assets	6.3	4.6	387.5
		—
Debt of CIP	—	—	375.3
Other liabilities of CIP	—	—	3.2
Total liabilities	—	—	378.5
Total equity	6.3	4.6	9.0
Total liabilities and equity	6.3	4.6	387.5

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	5,536.8	—	5,536.8	—	—
Bonds	711.6	1.0	710.6	—	—
Equity securities	270.3	232.6	37.7	—	—
Equity and fixed income mutual funds	23.5	23.5	—	—	—
Investments in other private equity funds	173.7	—	—	—	173.7
Real estate investments	12.2	—	—	12.2	—
Total assets at fair value	6,728.1	257.1	6,285.1	12.2	173.7

	As of December 31, 2018
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	5,117.0	—	5,117.0	—	—
Bonds	636.0	—	636.0	—	—
Equity securities	241.2	208.1	33.1	—	—
Equity and fixed income mutual funds	18.8	18.8	—	—	—
Investments in other private equity funds	188.7	—	—	—	188.7
Real estate investments	11.8	—	—	11.8	—
Total assets at fair value	6,213.5	226.9	5,786.1	11.8	188.7
The following tables show a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs:

	Three months ended March 31, 2019	Three months ended March 31, 2018
$ in millions	Level 3 Assets	Level 3 Assets
Beginning balance	11.8	76.2
Purchases	—	—
Sales	—	(0.7)
Gains and losses included in the Condensed Consolidated Statements of Income (1)	0.3	5.7
Ending balance	12.2	81.2
____________

(1)
Included in gains/(losses) of CIP, net in the Condensed Consolidated Statements of Income for the three months ended March 31, 2019 are $0.3 million, in net unrealized gains attributable to investments still held at March 31, 2019 by CIP (for the three months ended March 31, 2018: $5.7 million, in net unrealized gains are attributable to investments still held at March 31, 2018 by CIP).

The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments of $5,536.2 million, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2019 and 2027 pay interest at LIBOR plus a spread of up to 8.3%, and typically range in S&P credit rating categories from BBB down to unrated. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At March 31, 2019, the unpaid principal balance exceeds the fair value of the senior secured bank loans and bonds by approximately $112.9 million (December 31, 2018: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $134.3 million). Approximately less than 1% of the collateral assets were in default as of March 31, 2019 and 2018. CLO investments are valued based on price quotations provided by third-party pricing sources. These third-party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations on a daily basis. If necessary, price quotations are challenged through a third-party pricing challenge process.
Notes issued by consolidated CLOs mature at various dates between 2026 and 2031 and have a weighted average maturity of 10.42 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.55% for the more senior tranches to 7.45% for the more subordinated tranches. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt.
Quantitative Information about Level 3 Fair Value Measurements
At March 31, 2019, there were $12.2 million of investments held by consolidated real estate funds that were valued using recent private market transactions.
At December 31, 2018, there were $11.8 million of investments held by consolidated real estate funds that were valued using recent private market transactions.

The table below summarizes as of March 31, 2019 and December 31, 2018, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized.

	March 31, 2019			December 31, 2018
in millions, except term data	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity funds (1)	$173.7	$110.3	6.7 years	$188.7	$101.9	6.1 years
____________

(1)
These investments are not subject to redemption; however, for certain funds, the investors may sell or transfer their interest, which may require approval by the general partner of the underlying funds.

(2)	These investments are expected to be returned through distributions as a result of liquidations of the funds’ underlying assets over the weighted average periods indicated.

14. RELATED PARTIES
Certain managed funds are deemed to be affiliated entities under the related party definition in ASC 850, “Related Party Disclosures.” Additionally, related parties include those defined in the company’s proxy statement. Affiliated balances are illustrated in the tables below:

	Three months ended March 31,
$ in millions	2019	2018
Affiliated operating revenues:
Investment management fees	816.3	916.1
Service and distribution fees	209.9	245.3
Performance fees	10.5	4.1
Other	46.8	54.8
Total affiliated operating revenues	1,083.5	1,220.3

$ in millions	March 31, 2019	December 31, 2018
Affiliated asset balances:
Cash and cash equivalents	474.0	367.6
Unsettled fund receivables	228.2	105.0
Accounts receivable	376.0	391.4
Investments	591.0	655.7
Assets held for policyholders	12,102.4	11,384.5
Other assets	3.4	3.2
Total affiliated asset balances	13,775.0	12,907.4

Affiliated liability balances:
Accrued compensation and benefits	64.3	83.2
Accounts payable and accrued expenses	59.8	64.8
Unsettled fund payables	241.8	100.3
Total affiliated liability balances	365.9	248.3
15.  SUBSEQUENT EVENTS
On April 25, 2019, the company announced a first quarter 2019 dividend of $0.31 per share, payable on June 3, 2019, to shareholders of record at the close of business on May 10, 2019 with an ex-dividend date of May 9, 2019.

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
Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in this Report and our most recent Form 10-K filed with the Securities and Exchange Commission (“SEC”).
You may obtain these reports from the SEC’s website at www.sec.gov. We expressly disclaim any obligation to update the information in any public disclosure if any forward-looking statement later turns out to be inaccurate.
References
In this Report, unless otherwise specified, the terms “we,” “our,” “us,” “company,” “firm,” “Invesco,” and “Invesco Ltd.” refer to Invesco Ltd., a company incorporated in Bermuda, and its subsidiaries.
Executive Overview
The following executive overview summarizes the significant trends affecting our results of operations and financial condition for the periods presented. This overview and the remainder of this management’s discussion and analysis supplements and should be read in conjunction with the Condensed Consolidated Financial Statements of Invesco Ltd. and its subsidiaries (collectively, the “company” or “Invesco”) and the notes thereto contained elsewhere in this Report.
The three months ended March 31, 2019, saw strong gains across equity markets globally. The returns marked a rebound from the broad market decline that ended the prior year as concerns around global trade tensions and slowing economic growth eased while the Federal Reserve indicated a softening in expectations for additional interest rate increases.
In the US, indications from the Federal Reserve that further interest rate increases would be slowed or halted to offset slowing economic growth pushed investors into equity markets early in the quarter while progress on trade negotiations between the US and China drove positive sentiment throughout the period. Strong job growth at the end of the quarter helped to stabilize lingering concerns around growth and led the S&P 500 higher ultimately finishing up 13.1%.
European markets were similarly buoyed by a move towards more accommodative monetary policies from central banks and the potential for resolution to the planned UK and European Union separation. While concerns around a slowdown in growth continued to linger, indications from the European Central Bank that interest rates would remain stable at current levels helped to drive European markets higher during the quarter. Additionally, the temporary delay of the UK and EU separation as well as the potential for a softer separation agreement aided markets leading the FTSE 100 to end the quarter up 8.2%.
In Japan, returns were more muted than other global markets as positive economic indicators were offset by a slowdown in China’s growth and broadly lower corporate profits. Market returns remained volatile through the period as investors digested the improving trade relations between the US and China with the Nikkei 225 ultimately finishing the quarter up 6.0%.
Bond returns for the quarter were widely positive as the change in tone from global central banks was moderated by concerns around slowing global growth. The desire for lower-risk assets resulting from concerns regarding growth pushed government bonds higher and US markets assessed the impact of a yield curve inversion during the quarter reflecting weakening market sentiment. Corporate bonds were aided by reduced concerns around liquidity and leverage and finished the period higher, which helped to move the U.S. Aggregate Bond Index to finish up 2.9% for the quarter.

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three months ended March 31, 2019 and 2018:

	Index expressed in currency	Three months ended March 31,
Equity Index		2019	2018
S&P 500	U.S. Dollar	13.1%	(1.2)%
FTSE 100	British Pound	8.2%	(8.2)%
FTSE 100	U.S. Dollar	10.3%	(4.9)%
Nikkei 225	Japanese Yen	6.0%	(7.1)%
Nikkei 225	U.S. Dollar	5.6%	(1.7)%
MSCI Emerging Markets	U.S. Dollar	9.6%	0.9%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	2.9%	(1.5)%
The company’s financial results are impacted by the fluctuations in exchange rates against the U.S. Dollar, as discussed in the “Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations” section and the “Results of Operations” section below.

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

Invesco announced in October 2018 that it intended to acquire MassMutual’s asset management affiliate, OppenheimerFunds, and expects to close the transaction on May 24, 2019. The strategic combination will bring Invesco’s total assets under management to $1.2 trillion, making it the 13th-largest global investment manager and the sixth-largest US retail investment manager as of the announcement date of the acquisition, further enhancing the company’s ability to meet client needs through its comprehensive range of high-conviction active, passive and alternative capabilities.

The highly complementary investment and distribution capabilities of Invesco and OppenheimerFunds will strengthen the combined organization’s ability to provide more relevant investment outcomes to an expanded number of institutional and retail clients in the US and around the globe. Both Invesco’s and OppenheimerFunds’ clients will benefit from the resulting combination, which will incorporate OppenheimerFunds’ high-performing investment capabilities, including a strong international and emerging markets equity franchise, and its powerful US third-party distribution platform with Invesco’s strong and diversified product lineup and global presence, supported by solutions-driven and technology-enabled client outreach.

“The combination with OppenheimerFunds and the strategic partnership with MassMutual will meaningfully enhance our ability to meet client needs, accelerate growth and strengthen our business over the long term,” said Mr. Flanagan. “This is a compelling, highly strategic and accretive transaction for Invesco that will help us achieve a number of objectives: enhance our leadership in the US and global markets, deliver the outcomes clients seek, broaden our relevance among top clients, deliver strong financial results and continue attracting the best talent in the industry.”

Since announcement, Invesco and OppenheimerFunds have made significant progress toward the integration of the two firms and achieving targeted expense synergies of $475 million through a planned combination of middle- and back-office rationalization, location strategy and leveraging the scale of the global operating platform. Bringing the two firms together is intended to accelerate Invesco’s growth strategy and further strengthen the firm’s ability to meet client needs across the globe. Total integration costs are expected to be approximately $450 million.

As part of the transaction, MassMutual and the OppenheimerFunds employee shareholders will receive a combination of common and preferred equity consideration, and MassMutual will become a significant shareholder in Invesco, with an approximate 15.7% stake. Under the terms of the agreement, the consideration will consist of 81.9 million shares of Invesco common equity and $4 billion in perpetual, non-cumulative preferred shares with a 21-year non-call period and a fixed rate of 5.9%. Based on Invesco’s stock price as of March 29, 2019, this represents an estimated purchase price of $5.6 billion.

In October 2018, the company announced a common stock buyback program of $1.2 billion to be completed within the next two years, which will be financed through the strong operating cash flows of the combined Invesco and OppenheimerFunds organization. The company repurchased 2.6 million common shares in open market transactions utilizing $50 million in cash during the first quarter of 2019, bringing purchases to date under this program to $350 million.

In addition, during the first quarter of 2019:

•
Invesco won the Deal of the Year honor at the 26th annual Mutual Fund Industry Awards for its $5.6bn acquisition of MassMutual subsidiary OppenheimerFunds. The Deal Of The Year is awarded to the M&A deal that has most changed the landscape of the fund or retirement industry.

•
Invesco QQQ celebrated 20 years of curating innovation. Since its inception in 1999, Invesco QQQ has grown to become one of the largest, most-traded and highest-performing ETFs in the history of the industry.

•	Invesco launched a Blockchain ETF on the London Stock Exchange, providing an innovative way for investors to participate in this technology.

•	Invesco launched Gilt ETFs, giving investors access to UK government bonds across the full maturity spectrum of up to 55 years and with maturities of between 12 months and five years.

•	Invesco was named one of the Top 5 dividend funds for the past 5 years by Barron’s.

•	Invesco was cited as leading the way in Taiwan’s target-maturity fund space with the highest percentage of market share as of end of 2018.

Other External Factors Impacting Invesco

As one of the leading investment managers in the UK and Europe, we continue to be impacted by continuing uncertainties surrounding Brexit. The recent agreement between the UK and the EU27 to extend the deadline for the UK to leave the EU to as late as October 31, 2019 likely will continue such uncertainties. The UK economy has been in a period of uncertainty with volatility expected in financial markets until the terms of withdrawal are agreed upon. We believe uncertainty in the markets was a factor in the decline in AUM within our UK operations, where AUM from clients domiciled in the UK were $86.5 billion at March 31, 2019 (March 31, 2018: $109.2 billion). At March 31, 2019, approximately 9.1% of our AUM are UK entities providing investment services to EU based fund management subsidiaries and EU-based clients. Most of this activity is anticipated to be able to continue even if a formal UK exit agreement is not reached.

Presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of Consolidated Investment Products
The company provides investment management services to, and has transactions with, various retail mutual funds and similar entities, private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Investment products that are consolidated are referred to in this Form 10-Q (Report) as consolidated investments products (CIP). The company’s economic risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees. See also Note 13, “Consolidated Investment Products,” for additional information regarding the impact of the consolidation of managed funds.

The majority of the company’s CIP balances are CLO-related. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s direct investments in, and management and performance fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be a company liability.

The impact of CIP is so significant to the presentation of the company’s Condensed Consolidated Financial Statements that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow the AUM discussion:

•	Results of Operations (three months ended March 31, 2019 compared to three months ended March 31, 2018);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.
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

Summary Operating Information
Summary operating information is presented in the table below:

$ in millions, other than per share amounts, operating margins and AUM	Three months ended March 31,
U.S. GAAP Financial Measures Summary	2019	2018
Operating revenues	1,214.6	1,355.8
Operating income	200.2	321.1
Operating margin	16.5%	23.7%
Net income attributable to Invesco Ltd.	177.7	253.9
Diluted EPS	0.44	0.62

Non-GAAP Financial Measures Summary
Net revenues (1)	887.1	958.0
Adjusted operating income (2)	284.3	357.3
Adjusted operating margin (2)	32.0%	37.3%
Adjusted net income attributable to Invesco Ltd. (3)	224.8	273.9
Adjusted diluted EPS (3)	0.56	0.67

Assets Under Management
Ending AUM (billions)	954.8	934.2
Average AUM (billions)	932.8	951.3
_________

(1)
Net revenues is a non-GAAP financial measure. Net revenues are operating revenues plus the net revenues of Invesco Great Wall, less third-party distribution, service and advisory expenses, plus management and performance fees earned from CIP. See “Schedule of Non-GAAP Information,” for the reconciliation of operating revenues to net revenues.

(2)
Adjusted operating income and adjusted operating margin are non-GAAP financial measures. Adjusted operating margin is adjusted operating income divided by net revenues. Adjusted operating income includes operating income plus the net operating income of Invesco Great Wall, the operating income impact of the consolidation of investment products, transaction, integration, and restructuring expenses, compensation expense related to market valuation changes in deferred compensation plans, and other reconciling items. See “Schedule of Non-GAAP Information,” for the reconciliation of operating income to adjusted operating income.

(3)
Adjusted net income attributable to Invesco Ltd. and adjusted diluted EPS are non-GAAP financial measures. Adjusted net income attributable to Invesco Ltd. is net income attributable to Invesco Ltd. adjusted to exclude the net income of CIP, transaction, integration, and restructuring expenses, the net income impact of deferred compensation plans and other reconciling items. Adjustments made to net income attributable to Invesco Ltd. are tax-affected in arriving at adjusted net income attributable to Invesco Ltd. By calculation, adjusted diluted EPS is adjusted net income attributable to Invesco Ltd. divided by the weighted average number of shares outstanding (for diluted EPS). See “Schedule of Non-GAAP Information,” for the reconciliation of net income attributable to Invesco Ltd. to adjusted net income attributable to Invesco Ltd.

Investment Capabilities Performance Overview
Invesco’s first strategic priority is to achieve strong investment performance over the long-term for our clients. The table below presents the one-, three- and five-year performance of our actively managed investment products measured by the percentage of AUM ahead of benchmark and AUM in the top half of peer group.(1)

	Benchmark Comparison			Peer Group Comparison
	% of AUM Ahead of Benchmark			% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	1yr	3yr	5yr
Equities
U.S. Core	—%	9%	15%	23%	19%	9%
U.S. Growth	4%	87%	30%	13%	10%	10%
U.S. Value	42%	52%	40%	43%	53%	3%
Sector Funds	79%	89%	53%	70%	66%	29%
U.K.	6%	7%	16%	11%	8%	8%
Canadian	5%	5%	—%	5%	36%	—%
Asian	71%	84%	82%	58%	94%	87%
Continental European	4%	6%	76%	—%	21%	74%
Global	27%	10%	44%	37%	50%	46%
Global Ex U.S. and Emerging Markets	80%	8%	17%	87%	8%	2%
Fixed Income
Money Market	98%	98%	99%	80%	83%	83%
U.S. Fixed Income	55%	89%	91%	41%	81%	87%
Global Fixed Income	30%	54%	47%	35%	55%	47%
Stable Value	100%	100%	100%	100%	100%	100%
Other
Alternatives	24%	66%	66%	23%	40%	78%
Balanced	41%	53%	45%	53%	87%	58%
_________

(1)
Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary funds, unit investment trusts, fund of funds with component funds managed by Invesco, stable value building block funds and CDOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. AUM measured in the one, three, and five year quartile rankings represents 51%, 51%, and 50% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three, and five year basis represents 64%, 62%, and 59% of total Invesco AUM as of 3/31/19. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (Lipper, Morningstar, IA, Russell, Mercer, eVestment Alliance, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience

Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations
A significant portion of our business is based outside of the U.S. The strengthening or weakening of the U.S. Dollar against other currencies, primarily the Pound Sterling, Canadian Dollar, Euro and Japanese Yen will impact our assets, liabilities, AUM and reported revenues and expenses from period to period. The assets, liabilities and AUM of foreign subsidiaries are translated at period end spot foreign currency exchange rates. The income statements of foreign currency subsidiaries are translated into U.S. Dollars, the reporting currency of the company, using average foreign exchange rates.
The table below illustrates the spot foreign exchange rates used for translation of non-U.S. Dollar denominated assets, liabilities and AUM into U.S. Dollars:

Spot Foreign Exchange Rates	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Pound Sterling ($ per £)	1.306	1.274	1.404	1.353
Canadian Dollar (CAD per $)	1.344	1.365	1.290	1.253
Japan (¥ per $)	110.575	109.735	106.202	112.645
Euro ($ per Euro)	1.122	1.143	1.232	1.201
The table below illustrates the average foreign exchange rates used for translation of non-U.S. Dollar denominated income, including revenues and expenses, into U.S. Dollars:

	Three months ended March 31,
Average Foreign Exchange Rates	2019	2018
Pound Sterling ($ per £)	1.302	1.391
Canadian Dollar (CAD per $)	1.330	1.263
Japan (¥ per $)	110.122	108.303
Euro ($ per Euro)	1.136	1.229
A comparison of period end spot rates between March 31, 2019 and December 31, 2018 shows a strengthening of the Pound Sterling and the Canadian Dollar relative to the U.S. Dollar, while the Euro and the Japanese Yen weakened, which is reflected in the translation of our Pound Sterling-based, Euro-based, Japanese Yen-based and Canadian Dollar-based assets, liabilities and AUM into U.S. Dollars, respectively.
A comparison of the average foreign exchange rates used for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 shows a weakening of the Pound Sterling, the Euro, the Canadian Dollar and the Japanese Yen relative to the U.S. Dollar, which is reflected in the translation of our Pound Sterling-based, Euro-based, Canadian Dollar-based and Japanese Yen-based revenue and expenses into U.S. Dollars.

Assets Under Management movements for the three months ended March 31, 2019 compared with the three months ended March 31, 2018
The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM include index-based ETFs, unit investment trusts (UITs), non-management fee earning AUM, foreign exchange overlays and other passive mandates. Active AUM is total AUM less Passive AUM.
Non-management fee earning AUM includes non-management fee earning ETFs, UIT and product leverage. The net flows in non-management fee earning AUM can be relatively short-term in nature and, due to the relatively low revenue yield, these can have a significant impact on overall net revenue yield.

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
Changes in AUM were as follows:

	For the three months ended March 31,
	2019			2018
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
December 31	888.2	667.2	221.0	937.6	738.6	199.0
Long-term inflows	53.8	33.7	20.1	56.6	40.1	16.5
Long-term outflows	(59.2)	(43.0)	(16.2)	(56.3)	(41.6)	(14.7)
Long-term net flows	(5.4)	(9.3)	3.9	0.3	(1.5)	1.8
Net flows in non-management fee earning AUM	2.1	—	2.1	(0.4)	—	(0.4)
Net flows in institutional money market funds	6.8	6.8	—	0.4	0.4	—
Total net flows	3.5	(2.5)	6.0	0.3	(1.1)	1.4
Reinvested distributions	0.7	0.7	—	0.6	0.6	—
Market gains and losses	60.9	37.3	23.6	(12.2)	(11.8)	(0.4)
Foreign currency translation	1.5	1.6	(0.1)	7.9	7.6	0.3
March 31	954.8	704.3	250.5	934.2	733.9	200.3
Average AUM
Average long-term AUM	735.9	599.1	136.8	783.1	669.9	113.2
Average AUM	932.8	694.8	238.0	951.3	747.1	204.2
Revenue yield
Gross revenue yield on AUM (1)	53.9	68.4	13.5	57.6	69.5	14.5
Gross revenue yield on AUM before performance fees (1)	52.9	67.1	13.5	57.2	69.0	14.5
Net revenue yield on AUM (2)	38.0	46.5	13.5	40.3	47.3	14.5
Net revenue yield on AUM before performance fees (2)	37.1	45.2	13.5	39.9	46.8	14.5
____________

(1)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding Invesco Great Wall AUM. Prior to the third quarter 2018, management reflected its interests in Invesco Great Wall on a proportional consolidation basis, which was consistent with the presentation of our share of the AUM from these investments. Given the company's influence on Invesco Great Wall, a change in regulation allowing increased foreign ownership, and reaching agreement in principle to obtain majority stake of the joint venture, the company began reporting 100% of the flows and AUM for Invesco Great Wall beginning in the third quarter 2018. For quarterly AUM, the average AUM for Invesco Great Wall included in the yield calculation in the three months ended March 31, 2019 was $31.5 billion (three months ended March 31, 2018: $9.8 billion). It is appropriate to exclude the average AUM of Invesco Great Wall for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of Invesco Great Wall is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, is not considered a meaningful effective fee rate measure. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company’s effective fee rate from AUM.

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

Average AUM during the three months ended March 31, 2019 were $932.8 billion, compared to $951.3 billion for the three months ended March 31, 2018.
Market Returns and Reinvested Distributions
Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, during the three months ended March 31, 2019, markets saw strong gains across equity markets globally as concerns were relieved around global trade tensions and slowing economic growth.

Foreign Exchange Rates
During the three months ended March 31, 2019, we experienced increases in AUM of $1.5 billion due to changes in foreign exchange rates. In the three months ended March 31, 2018, AUM increased by $7.9 billion due to foreign exchange rate changes. See the company’s disclosures regarding the changes in foreign exchange rates during three months ended March 31, 2019 in the “Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations” section above for additional information regarding the movement of foreign exchange rates.
Revenue Yield
As a significant proportion of our AUM is based outside of the U.S., changes in foreign exchange rates result in a change to the mix of U.S. Dollar denominated AUM with AUM denominated in other currencies. As fee rates differ across geographic locations, changes to exchange rates have an impact on the net revenue yields. See the company’s disclosures regarding the changes in foreign exchange rates in the “Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations” section above for additional information regarding the movement of foreign exchange rates.
Additionally, changes in our AUM mix significantly impact our net revenue yield. Passive AUM generally earn a lower effective fee rate than active asset classes.  The company has experienced net outflows from active AUM as compared to net inflows from passive AUM, increasing the proportion of passive to active AUM during the three months ended March 31, 2019.
At March 31, 2019, passive AUM were $250.5 billion, representing 26.2% of total AUM at that date; whereas at March 31, 2018, passive AUM were $200.3 billion, representing 21.4% of our total AUM at that date. In the three months ended March 31, 2019, the net revenue yield on passive AUM was 13.5 basis points compared to 14.5 basis points in the three months ended March 31, 2018, a decrease of 1.0 basis points.

Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:
Total AUM by Channel(1)As of and for the Three Months Ended March 31, 2019 and 2018:

$ in billions	Total	Retail	Institutional
December 31, 2018	888.2	566.7	321.5
Long-term inflows	53.8	40.3	13.5
Long-term outflows	(59.2)	(44.8)	(14.4)
Long-term net flows	(5.4)	(4.5)	(0.9)
Net flows in non-management fee earning AUM	2.1	(0.7)	2.8
Net flows in institutional money market funds	6.8	3.3	3.5
Total net flows	3.5	(1.9)	5.4
Reinvested distributions	0.7	0.6	0.1
Market gains and losses	60.9	53.0	7.9
Foreign currency translation	1.5	1.1	0.4
March 31, 2019	954.8	619.5	335.3

December 31, 2017	937.6	637.0	300.6
Long-term inflows	56.6	43.7	12.9
Long-term outflows	(56.3)	(45.8)	(10.5)
Long-term net flows	0.3	(2.1)	2.4
Net flows in non-management fee earning AUM	(0.4)	(0.1)	(0.3)
Net flows in institutional money market funds	0.4	—	0.4
Total net flows	0.3	(2.2)	2.5
Reinvested distributions	0.6	0.6	—
Transfers (5)	—	(29.5)	29.5
Market gains and losses	(12.2)	(11.0)	(1.2)
Foreign currency translation	7.9	4.5	3.4
March 31, 2018	934.2	599.4	334.8
___________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel(1)
As of and for the Three Months Ended March 31, 2019 and 2018:

$ in billions	Total	Retail	Institutional
December 31, 2018	221.0	204.6	16.4
Long-term inflows	20.1	20.1	—
Long-term outflows	(16.2)	(16.2)	—
Long-term net flows	3.9	3.9	—
Net flows in non-management fee earning AUM	2.1	(0.6)	2.7
Net flows in institutional money market funds	—	—	—
Total net flows	6.0	3.3	2.7
Market gains and losses	23.6	23.5	0.1
Foreign currency translation	(0.1)	(0.1)	—
March 31, 2019	250.5	231.3	19.2

December 31, 2017	199.0	182.0	17.0
Long-term inflows	16.5	16.5	—
Long-term outflows	(14.7)	(14.7)	—
Long-term net flows	1.8	1.8	—
Net flows in non-management fee earning AUM	(0.4)	(0.1)	(0.3)
Total net flows	1.4	1.7	(0.3)
Market gains and losses	(0.4)	(0.4)	—
Foreign currency translation	0.3	0.2	0.1
March 31, 2018	200.3	183.5	16.8
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class(2)
As of and for the Three Months Ended March 31, 2019 and 2018:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market (3)	Alternatives
December 31, 2018	888.2	385.2	225.1	50.4	91.0	136.5
Long-term inflows	53.8	25.5	16.5	2.1	1.1	8.6
Long-term outflows	(59.2)	(28.9)	(13.6)	(5.3)	(0.4)	(11.0)
Long-term net flows	(5.4)	(3.4)	2.9	(3.2)	0.7	(2.4)
Net flows in non-management fee earning AUM	2.1	(1.0)	3.1	—	—	—
Net flows in institutional money market funds	6.8	—	—	—	6.8	—
Total net flows	3.5	(4.4)	6.0	(3.2)	7.5	(2.4)
Reinvested distributions	0.7	0.3	0.2	0.1	—	0.1
Market gains and losses	60.9	48.5	5.7	2.9	(0.7)	4.5
Foreign currency translation	1.5	1.0	0.2	—	0.3	—
March 31, 2019	954.8	430.6	237.2	50.2	98.1	138.7
Average AUM	932.8	416.7	230.9	51.1	95.6	138.5
% of total average AUM	100.0%	44.7%	24.8%	5.5%	10.2%	14.8%

December 31, 2017	937.6	431.2	225.8	57.7	78.7	144.2
Long-term inflows	56.6	25.6	14.9	5.4	1.7	9.0
Long-term outflows	(56.3)	(31.3)	(12.6)	(2.9)	(1.4)	(8.1)
Long-term net flows	0.3	(5.7)	2.3	2.5	0.3	0.9
Net flows in non-management fee earning AUM	(0.4)	—	(0.4)	—	—	—
Net flows in institutional money market funds	0.4	—	—	—	0.4	—
Total net flows	0.3	(5.7)	1.9	2.5	0.7	0.9
Reinvested distributions	0.6	0.3	0.2	—	—	0.1
Market gains and losses	(12.2)	(8.3)	(1.6)	(1.3)	0.1	(1.1)
Foreign currency translation	7.9	3.1	1.6	0.8	0.1	2.3
March 31, 2018	934.2	420.6	227.9	59.7	79.6	146.4
Average AUM	951.3	437.0	227.2	59.0	82.2	145.9
% of total average AUM	100.0%	45.9%	24.0%	6.2%	8.6%	15.3%
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class(2)
As of and for the Three Months Ended March 31, 2019 and 2018:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2018	221.0	150.5	58.3	—	—	12.2
Long-term inflows	20.1	14.0	4.5	—	—	1.6
Long-term outflows	(16.2)	(11.3)	(2.9)	—	—	(2.0)
Long-term net flows	3.9	2.7	1.6	—	—	(0.4)
Net flows in non-management fee earning AUM	2.1	(1.1)	3.2	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	6.0	1.6	4.8	—	—	(0.4)
Market gains and losses	23.6	21.9	1.2	—	—	0.5
Foreign currency translation	(0.1)	(0.1)	—	—	—	—
March 31, 2019	250.5	173.9	64.3	—	—	12.3
Average AUM	238.0	164.6	60.8	—	—	12.6
% of total average AUM	100.0%	69.2%	25.5%	—%	—%	5.3%

December 31, 2017	199.0	128.4	57.3	—	—	13.3
Long-term inflows	16.5	10.3	3.3	—	—	2.9
Long-term outflows	(14.7)	(10.6)	(2.8)	—	—	(1.3)
Long-term net flows	1.8	(0.3)	0.5	—	—	1.6
Net flows in non-management fee earning AUM	(0.4)	—	(0.4)	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	1.4	(0.3)	0.1	—	—	1.6
Market gains and losses	(0.4)	0.1	(0.7)	—	—	0.2
Foreign currency translation	0.3	0.1	0.1	—	—	0.1
March 31, 2018	200.3	128.3	56.8	—	—	15.2
Average AUM	204.2	132.8	56.9	—	—	14.5
% of total average AUM	100.0%	65.0%	27.9%	—%	—%	7.1%
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile(4)
As of and for the Three Months Ended March 31, 2019 and 2018:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2018	888.2	566.3	21.7	85.1	112.5	102.6
Long-term inflows	53.8	28.4	1.2	3.2	12.4	8.6
Long-term outflows	(59.2)	(29.2)	(1.4)	(7.1)	(12.8)	(8.7)
Long-term net flows	(5.4)	(0.8)	(0.2)	(3.9)	(0.4)	(0.1)
Net flows in non-management fee earning AUM	2.1	1.4	0.1	(0.1)	0.6	0.1
Net flows in institutional money market funds	6.8	3.4	—	—	(0.1)	3.5
Total net flows	3.5	4.0	(0.1)	(4.0)	0.1	3.5
Reinvested distributions	0.7	0.6	—	0.1	—	—
Market gains and losses	60.9	41.0	2.6	3.5	7.5	6.3
Foreign currency translation	1.5	—	0.3	1.8	(1.2)	0.6
March 31, 2019	954.8	611.9	24.5	86.5	118.9	113.0

December 31, 2017	937.6	585.4	26.8	110.9	127.1	87.4
Long-term inflows	56.6	26.1	1.5	4.1	17.3	7.6
Long-term outflows	(56.3)	(28.6)	(1.6)	(5.2)	(15.2)	(5.7)
Long-term net flows	0.3	(2.5)	(0.1)	(1.1)	2.1	1.9
Net flows in non-management fee earning AUM	(0.4)	(0.4)	—	—	—	—
Net flows in institutional money market funds	0.4	1.2	—	(0.3)	0.1	(0.6)
Total net flows	0.3	(1.7)	(0.1)	(1.4)	2.2	1.3
Reinvested distributions	0.6	0.5	—	0.1	—	—
Market gains and losses	(12.2)	(3.5)	(0.2)	(4.3)	(1.9)	(2.3)
Foreign currency translation	7.9	—	(0.8)	3.9	2.3	2.5
March 31, 2018	934.2	580.7	25.7	109.2	129.7	88.9
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile(4)
As of and for the Three Months Ended March 31, 2019 and 2018:

$ in billions	Total	U.S.	Canada	U.K.	Continental Europe	Asia
December 31, 2018	221.0	190.3	0.6	—	28.8	1.3
Long-term inflows	20.1	13.4	0.1	—	6.4	0.2
Long-term outflows	(16.2)	(11.8)	(0.1)	—	(4.1)	(0.2)
Long-term net flows	3.9	1.6	—	—	2.3	—
Net flows in non-management fee earning AUM	2.1	1.7	—	—	0.4	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	6.0	3.3	—	—	2.7	—
Market gains and losses	23.6	21.2	0.1	—	2.2	0.1
Foreign currency translation	(0.1)	—	—	—	(0.1)	—
March 31, 2019	250.5	214.8	0.7	—	33.6	1.4

December 31, 2017	199.0	167.3	0.6	—	30.0	1.1
Long-term inflows	16.5	9.4	—	—	7.1	—
Long-term outflows	(14.7)	(8.4)	(0.1)	—	(6.2)	—
Long-term net flows	1.8	1.0	(0.1)	—	0.9	—
Net flows in non-management fee earning AUM	(0.4)	(0.4)	—	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	1.4	0.6	(0.1)	—	0.9	—
Market gains and losses	(0.4)	(0.2)	—	—	(0.2)	—
Foreign currency translation	0.3	—	—	—	0.3	—
March 31, 2018	200.3	167.7	0.5	—	31.0	1.1
____________

(1)
Channel refers to the internal distribution channel from which the AUM originated. Retail AUM represents AUM distributed by the company’s retail sales team. Institutional AUM represents AUM distributed by our institutional sales team. This aggregation is viewed as a proxy for presenting AUM in the retail and institutional markets in which the company operates.

(2)	Asset classes are descriptive groupings of AUM by common type of underlying investments.
(3) Ending Money Market AUM includes $95.9 billion in institutional money market AUM.

(4)	Client domicile disclosure groups AUM by the domicile of the underlying clients.
(5) During the first quarter of 2018, $29.5 billion of AUM were transferred from retail into institutional to better reflect the activities of institutional sales teams and the clients they support.

Results of Operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018
The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.
Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

			Variance
	Three months ended March 31,		2019 vs 2018
$ in millions	2019	2018	$ Change	% Change
Investment management fees	923.7	1,043.7	(120.0)	(11.5)%
Service and distribution fees	219.3	246.1	(26.8)	(10.9)%
Performance fees	21.8	9.1	12.7	139.6%
Other	49.8	56.9	(7.1)	(12.5)%
Total operating revenues	1,214.6	1,355.8	(141.2)	(10.4)%
Third-party distribution, service and advisory expenses	(368.0)	(419.1)	51.1	(12.2)%
Invesco Great Wall	31.8	14.3	17.5	122.4%
CIP	8.7	7.0	1.7	24.3%
Net revenues (*)	887.1	958.0	(70.9)	(7.4)%
____________
*Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus net revenues from Invesco Great Wall, plus management and performance fees earned from CIP. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.
The impact of foreign exchange rate movements decreased operating revenues by $26.7 million, equivalent to 2.2% of total operating revenues, during the three months ended March 31, 2019 when compared to the three months ended March 31, 2018.
Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. As discussed in the Executive Overview, returns showed strong gains across equity markets globally in the three months ended March 31, 2019.
Investment Management Fees
Investment management fees decreased by $120.0 million (11.5%) in the three months ended March 31, 2019 to $923.7 million (three months ended March 31, 2018: $1,043.7 million). This compares to a 1.9% decrease in average AUM. The impact of foreign exchange rate movements decreased investment management fees by $25.1 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. After allowing for foreign exchange movements, investment management fees decreased by $94.9 million (9.1%).
See the company’s disclosures regarding the changes in AUM and revenue yields during the three months ended March 31, 2019 and March 31, 2018 in the “Assets Under Management” section above for additional information regarding the impact of changes in AUM on management fee yields.

Service and Distribution Fees
In the three months ended March 31, 2019, service and distribution fees decreased by $26.8 million (10.9%) to $219.3 million when compared to three months ended March 31, 2018 of $246.1 million. The impact of foreign exchange rate movements decreased service and distribution fees by $1.3 million during the three months ended March 31, 2019 as compared to the first quarter of 2018. The decrease is due to lower administrative fees of $13.3 million, distribution fees of $7.7 million and transfer agency fees of $7.2 million. The decreases relate to lower AUM that earn these fees.

Performance Fees
Of our $954.8 billion in AUM at March 31, 2019, approximately $47.2 billion or 4.9%, could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts.
In the three months ended March 31, 2019, performance fees increased by $12.7 million (139.6%) to $21.8 million when compared to the performance fees in the three months ended March 31, 2018 of $9.1 million. Performance fees during the first quarter of 2019 were primarily generated by real estate products.
Other Revenues
In the three months ended March 31, 2019, other revenues decreased by $7.1 million (12.5%) to $49.8 million (three months ended March 31, 2018: $56.9 million). The decrease was driven by lower real estate transaction fees and front end fees of $9.0 million. There was no impact of foreign exchange rate movements during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses decreased by $51.1 million (12.2%) in the three months ended March 31, 2019 to $368.0 million (three months ended March 31, 2018: $419.1 million). The impact of foreign exchange rate movements decreased third-party distribution, service and advisory expenses by $3.7 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. After allowing for foreign exchange rate changes, the decrease in third-party distribution, service and advisory expenses was $47.4 million. Included in this decrease is $20.3 million in renewal commissions, $22.5 million of service fees and $6.4 million in transaction fees, partially offset by increases in unitary fees of $4.8 million.
Revenues, net of third-party distribution expenses, from Invesco Great Wall
The company’s most significant joint venture arrangement is our 49% investment in Invesco Great Wall Fund Management Company Limited (the “Invesco Great Wall” joint venture). Management believes that the revenues, net of third-party distribution expenses, from Invesco Great Wall should be added to operating revenues to arrive at net revenues, as it is important to evaluate the contribution to the business that Invesco Great Wall is making. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues.
Prior to the third quarter 2018, management reflected its interests in Invesco Great Wall on a proportional consolidation basis, which was consistent with the presentation of our share of the AUM from Invesco Great Wall. Given the company’s influence on the Invesco Great Wall joint venture, a change in regulation allowing increased foreign ownership, and reaching agreement in principle to obtain a majority stake of the joint venture, the company began reporting 100% of the flows and AUM for Invesco Great Wall beginning in the third quarter 2018. The company’s non-GAAP operating results now reflect the economics of these holdings on a basis consistent with the underlying AUM and flows. Adjusted net income is reduced by the amount of earnings attributable to non-controlling interests.
Revenues, net of third-party distribution expenses, from Invesco Great Wall were $31.8 million and average AUM was $31.5 billion, reflecting 100% of the flows and AUM for the three months ended March 31, 2019. The 2018 period included $14.3 million of revenues, net of third-party distribution expenses, from Invesco Great Wall and average AUM of $9.8 billion, reflecting 49% of the flows and AUM.

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
The elimination of management fees earned from CIP was $8.7 million in the three months ended March 31, 2019 (three months ended March 31, 2018: $7.0 million). The increase is due to the increase in management fees earned from CLOs.
Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

			Variance
	Three months ended March 31,		2019 vs 2018
$ in millions	2019	2018	$ Change	% Change
Third-party distribution, service and advisory	368.0	419.1	(51.1)	(12.2)%
Employee compensation	381.3	385.2	(3.9)	(1.0)%
Marketing	28.0	28.0	—	—%
Property, office and technology	107.2	100.2	7.0	7.0%
General and administrative	83.8	83.7	0.1	0.1%
Transaction, integration and restructuring	46.1	18.5	27.6	149.2%
Total operating expenses	1,014.4	1,034.7	(20.3)	(2.0)%
The tables below set forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	Three months ended March 31, 2019	% of Total Operating Expenses	% of Operating Revenues	Three months ended March 31, 2018	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	368.0	36.3%	30.3%	419.1	40.5%	30.9%
Employee compensation	381.3	37.6%	31.4%	385.2	37.2%	28.4%
Marketing	28.0	2.8%	2.3%	28.0	2.7%	2.1%
Property, office and technology	107.2	10.6%	8.8%	100.2	9.7%	7.4%
General and administrative	83.8	8.3%	6.9%	83.7	8.1%	6.2%
Transaction, integration and restructuring	46.1	4.5%	3.8%	18.5	1.8%	1.4%
Total operating expenses	1,014.4	100.0%	83.5%	1,034.7	100.0%	76.3%
During the three months ended March 31, 2019, operating expenses decreased by $20.3 million (2.0%) to $1,014.4 million (three months ended March 31, 2018: $1,034.7 million). The impact of foreign exchange rate movements decreased operating expenses by $20.2 million, or 2.0% of total operating expenses, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The remaining variances are from the activities of the business and are addressed below on a line-item by line-item basis.
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses are discussed above in the operating and net revenues section.
Employee Compensation
Employee compensation decreased $3.9 million (1.0%) to $381.3 million in the three months ended March 31, 2019 (three months ended March 31, 2018: $385.2 million). The impact of foreign exchange rate movements decreased employee compensation by $10.2 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. After allowing for foreign exchange rate changes, there was an increase in employee compensation of $6.3 million.
During the three months ended March 31, 2019, after allowing for foreign exchange rate changes, the increases in employee compensation were related to increases in base salaries of $12.4 million and deferred compensation expense of $16.4 million. These increases were partially offset by decreases in commissions and staff bonus expenses of $22.9 million.
Headcount at March 31, 2019 was 7,663 (March 31, 2018: 7,134), with the increase primarily attributable to acquisitions.
Marketing
Marketing expenses remained flat in the three months ended March 31, 2019 at $28.0 million (three months ended March 31, 2018: $28.0 million). The impact of foreign exchange rate movements decreased marketing expenses by $0.7 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. After allowing for foreign exchange rate changes, the increase in marketing expenses was $0.7 million.
Property, Office and Technology
Property, office and technology costs increased by $7.0 million (7.0%) to $107.2 million in the three months ended March 31, 2019 (three months ended March 31, 2018: $100.2 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $2.4 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. After allowing for foreign exchange rate movements, the increase was $9.4 million. This increase was comprised of depreciation and maintenance of $3.9 million, outsourced administration costs of $2.6 million and other technology costs of $0.9 million.
General and Administrative
General and administrative expenses increased by $0.1 million (0.1%) to $83.8 million in the three months ended March 31, 2019 (three months ended March 31, 2018: $83.7 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $3.2 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. After allowing for foreign exchange rate movements, the increase was $3.3 million.
Transaction, Integration, and Restructuring
Transaction, integration, and restructuring charges were $46.1 million for the three months ended March 31, 2019 (three months ended March 31, 2018: $18.5 million). Transaction and integration costs of $43.8 million during the three months ended March 31, 2019 (March 31, 2018: none) Within the acquisition-related cost, $34.9 million resulted from the OppenheimerFunds combination, which included severance related charges of $15.7 million, legal, consulting and other professional fees of $18.7 million, while other acquisition-related items included amortization of management contracts and other intangible assets of $7.3 million, and $0.4 million of marketing.  Restructuring expenses of $2.3 million included severance costs of $1.0 million and consulting expenses of $0.8 million.

Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

			Variance
	Three months ended March 31,		2019 vs 2018
$ in millions	2019	2018	$ Change	% Change
Equity in earnings of unconsolidated affiliates	15.0	9.7	5.3	54.6%
Interest and dividend income	4.7	4.2	0.5	11.9%
Interest expense	(33.1)	(23.2)	(9.9)	42.7%
Other gains and losses, net	31.1	(5.4)	36.5	N/A
Other income/(expense) of CIP, net	38.9	27.2	11.7	43.0%
Total other income and expenses	56.6	12.5	44.1	352.8%

Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates increased by $5.3 million to $15.0 million in the three months ended March 31, 2019 (three months ended March 31, 2018: $9.7 million). The increase in equity in earnings is driven by increase in earnings from our private equity, real estate and other investments.
Other gains and losses, net
Other gains and losses, net was a gain of $31.1 million in the three months ended March 31, 2019. Included in the $31.1 million gain were $17.5 million of gains on the appreciation of investments and instruments held for our deferred compensation plans, $17.3 million of net gains related to the mark-to-market on seed money investments, $3.2 million of net foreign exchange gains on intercompany loans and $1.5 million related to defined pension plans. These gains were partially offset by net losses during the period of $2.6 million related to the mark-to-market of foreign put option contracts and $5.8 million related to the change in acquisition-related contingent consideration liability.
Other gains and losses, net was a loss of $5.4 million in the three months ended March 31, 2018. Included in the $5.4 million loss were net losses of $4.0 million on the depreciation of investments and instruments held for our deferred compensation plans, an investment impairment charge of $3.2 million, net foreign exchange gains on intercompany loans of$0.9 million and $0.6 million loss related to the mark-to-market of foreign exchange put option contracts. These losses were partially offset by net gains during the period of $2.0 million related to defined benefit pension plan, $0.5 million related to an acquisition-related change in the fair value of a contingent consideration liability, $0.3 million of net gains related to the mark-to-market on seed money investments and $0.4 million of net realized gains.
Other income/(expense) of CIP
Other income/(expense) of CIP includes interest and dividend income, interest expense, and other gains/(losses of CIP).
In the three months ended March 31, 2019, interest and dividend income of CIP increased by $26.9 million (46.5%) to $84.7 million (three months ended March 31, 2018: $57.8 million). Interest expense of CIP increased by $18.6 million (47.2%) to $58.0 million (three months ended March 31, 2018: $39.4 million).
The increase in interest income and interest expense of CIP in 2019 is primarily due to the impact of newly consolidated CLOs and other funds during 2019, partially offset by the impact of funds deconsolidated during the three months ended March 31, 2019.
Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the three months ended March 31, 2019, other gains and losses of CIP were net gains of $12.2 million as compared to net gains of $8.8 million in the three months ended March 31, 2018. The net gains during the three months ended March 31, 2019 were attributable to market-driven gains of investments held by consolidated funds.
Net impact of CIP and related noncontrolling interests in consolidated entities
The net impact to net income attributable to Invesco Ltd. in each period primarily represents the changes in the value of the company’s holding in its consolidated CLOs, which is reclassified into other gains/(losses) from accumulated other comprehensive income upon consolidation. The consolidation of investment products during the three months ended March 31, 2019 resulted in a net decrease in net income attributable to Invesco Ltd. of $1.0 million (three months ended March 31, 2018: $0.6 million increase). CIP are taxed at the investor level and not at the product level; therefore, there is no tax provision reflected in the net impact of CIP.
Noncontrolling interests in consolidated entities represent the profit or loss amounts attributed to third-party investors in CIP. The impact of any gains or losses resulting from valuation changes in the investments of non-CLO CIP attributable to the interests of third-parties are offset by resulting changes in gains and losses attributable to noncontrolling interests in consolidated entities and therefore do not have a material effect on the financial condition, operating results (including earnings per share), liquidity or capital resources of the company’s common shareholders. Similarly, any gains or losses resulting from valuation changes in the investments of CLOs attributable to the interests of third-parties are offset by the calculated value of the notes issued by the CLOs (offsetting in other gains/(losses) of CIP) and therefore also do not have a material effect on the financial condition, operating results (including earnings per share), liquidity or capital resources of the company’s common shareholders.
Additionally, CIP represent less than 1% of the company’s AUM. Therefore, the net gains or losses of CIP are not indicative of the performance of the company’s aggregate AUM.

Income Tax Expense
The company’s subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, the blended average statutory tax rate will vary from year to year depending on the mix of the profits and losses of the company’s subsidiaries.

Our effective tax rate increased to 25.8% for the three months ended March 31, 2019 (three months ended March 31, 2018: 20.5%). The inclusion of income from non-controlling interests in consolidated entities decreased our effective tax rate by 1.3% in 2019 and 0.7% in 2018. 2019 includes a 3.4% rate increase related to vestings of our annual share based compensation awards, a 0.5% rate increase resulting from non-tax deductible transaction, integration, and restructuring costs and a 0.6% rate increase due to other non-tax deductible expenses. The remainder of the rate movement  for 2019 was primarily due to changes in the mix of pre-tax income.

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

The following are reconciliations of operating revenues, operating income (and by calculation, operating margin), and net income attributable to Invesco Ltd. (and by calculation, diluted EPS) on a U.S. GAAP basis to a non-GAAP basis of net revenues, adjusted operating income (and by calculation, adjusted operating margin) and adjusted net income attributable to Invesco Ltd. (and by calculation, adjusted diluted EPS). These non-GAAP measures should not be considered as substitutes for any U.S. GAAP measures and may not be comparable to other similarly titled measures of other companies. Additional reconciling items may be added in the future to these non-GAAP measures if deemed appropriate. The tax effects related to the reconciling items have been calculated based on the tax rate attributable to the jurisdiction to which the transaction relates. Notes to the reconciliations follow the tables.

Reconciliation of Operating revenues to Net revenues:

	Three months ended March 31,
$ in millions	2019	2018
Operating revenues, U.S. GAAP basis	1,214.6	1,355.8
Invesco Great Wall (1)	31.8	14.3
Third party distribution, service and advisory expenses (2)	(368.0)	(419.1)
CIP (3)	8.7	7.0
Net revenues	887.1	958.0

Reconciliation of Operating income to Adjusted operating income:

	Three months ended March 31,
$ in millions	2019	2018
Operating income, U.S. GAAP basis	200.2	321.1
Invesco Great Wall (1)	14.9	5.9
CIP (3)	11.5	10.2
Transaction, integration, and restructuring (4)	46.1	18.5
Compensation expense related to market valuation changes in deferred compensation plans (5)	11.6	1.6
Adjusted operating income	284.3	357.3

Operating margin*	16.5%	23.7%
Adjusted operating margin**	32.0%	37.3%
Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

	Three months ended March 31,
$ in millions, except per share data	2019	2018
Net income attributable to Invesco Ltd., U.S. GAAP basis	177.7	253.9
CIP (3)	1.0	(0.6)
Transaction, integration and restructuring, net of tax (4)	44.8	17.9
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (5)	(4.7)	4.1
Other reconciling items, net of tax (6)	6.0	(1.4)
Adjusted net income attributable to Invesco Ltd.	224.8	273.9

Average shares outstanding - diluted	401.9	411.8
Diluted EPS	$0.44	$0.62
Adjusted diluted EPS***	$0.56	$0.67
____________

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

***
Adjusted diluted EPS is equal to adjusted net income attributable to Invesco Ltd. divided by the weighted average number of common and restricted shares outstanding. There is no difference between the calculated earnings per share amounts presented above and the calculated earnings per share amounts under the two class method.

(1)	Invesco Great Wall
Prior to the third quarter 2018, management reflected its interests in Invesco Great Wall Fund Management Company (“Invesco Great Wall”) on a proportional consolidation basis, which was consistent with the presentation of our share of the AUM from these investments. Given the company’s influence on Invesco Great Wall, a change in regulation allowing increased foreign ownership and reaching agreement in principle in the third quarter to obtain a majority stake of the joint venture, the company began reporting 100% of the flows and AUM for Invesco Great Wall beginning in the third quarter. The company’s non-GAAP operating results now reflect the economics of these holdings on a basis consistent with the underlying AUM and flows. Adjusted net income is reduced by the amount of earnings attributable to non-controlling interests.

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
(4)    Transaction, integration and restructuring related adjustments
Management believes it is useful to investors and other users of our Consolidated Financial Statements to adjust for the transaction, integration and restructuring charges in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition and disposition related income or charges. See “Results of Operations for the three months ended March 31, 2019 and 2018 -- Transaction, Integration and Restructuring” for additional details.

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
See below for a reconciliation of deferred compensation related items:

	Three months ended March 31,
$ in millions	2019	2018
Market movement on deferred compensation plan liabilities:
Compensation expense related to market valuation changes in deferred compensation liability	11.6	1.6
Adjustments to operating income	11.6	1.6
Market valuation changes and dividend income from investments and instruments held related to deferred compensation plans in other income/(expense)	(17.7)	3.7
Taxation:
Taxation on deferred compensation plan market valuation changes and dividend income less compensation expense	1.4	(1.2)
Adjustments to net income attributable to Invesco Ltd.	(4.7)	4.1

(6)	Other reconciling items
Each of these other reconciling items has been adjusted from U.S. GAAP to arrive at the company’s non-GAAP financial measures for the reasons either outlined in the paragraphs above, due to the unique character and magnitude of the reconciling item, or because the item represents a continuation of a reconciling item adjusted from U.S. GAAP in a prior period.

$ in millions	Three months ended March 31,
Other non-GAAP adjustments:	2019	2018
Foreign exchange hedge (a)	2.1	(1.5)
Acquisition-related contingent consideration	5.8	(0.4)
Taxation on foreign exchange hedge amortization (a)	(0.5)	0.4
Taxation on acquisition-related contingent consideration	(1.4)	0.1
Adjustments to net income attributable to Invesco Ltd.	6.0	(1.5)
____________

(a)
Included within other gains and losses, net is the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar foreign exchange rates. The Pound Sterling contracts provide coverage through December 31, 2019. The adjustment from U.S. GAAP to non-GAAP earnings removes the impact of market volatility; therefore, the company’s non-GAAP results include only the amortization of the cost of the contracts during the contract period.

Balance Sheet Discussion(1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP and policyholder balances for the reasons outlined in footnote 1 to the table:

	As of March 31, 2019				As of December 31, 2018
Balance sheet information $ in millions	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted
ASSETS
Cash and cash equivalents	1,017.1	—	—	1,017.1	1,147.7	—	—	1,147.7
Unsettled fund receivables	474.6	—	—	474.6	191.3	—	—	191.3
Investments	640.9	(603.3)	—	1,244.2	613.5	(610.9)	—	1,224.4
Assets of CIP:				—				—
Investments and other assets of CIP	6,869.9	6,869.9	—	—	6,324.3	6,324.3	—	—
Cash and cash equivalents of CIP	251.2	251.2	—	—	657.7	657.7	—	—
Assets held for policyholders	12,102.7	—	12,102.7	—	11,384.8	—	11,384.8	—
Goodwill and intangible assets, net	9,379.1	—	—	9,379.1	9,333.2	—	—	9,333.2
Other assets (2)	1,471.1	(4.3)	—	1,475.4	1,325.9	(5.0)	—	1,330.9
Total assets	32,206.6	6,513.5	12,102.7	13,590.4	30,978.4	6,366.1	11,384.8	13,227.5
LIABILITIES
Liabilities of CIP:
Debt of CIP	5,211.7	5,211.7	—	—	5,226.0	5,226.0	—	—
Other liabilities of CIP	511.6	511.6	—	—	387.6	387.6	—	—
Policyholder payables	12,102.7	—	12,102.7	—	11,384.8	—	11,384.8	—
Unsettled fund payables	446.0	—	—	446.0	178.7	—	—	178.7
Long-term debt	2,515.7	—	—	2,515.7	2,408.8	—	—	2,408.8
Other liabilities (3)	1,958.4	—	—	1,958.4	2,060.1	—	—	2,060.1
Total liabilities	22,746.1	5,723.3	12,102.7	4,920.1	21,646.0	5,613.6	11,384.8	4,647.6
EQUITY
Total equity attributable to Invesco Ltd.	8,669.3	(0.1)	—	8,669.4	8,578.8	(0.1)	—	8,578.9
Noncontrolling interests (4)	791.2	790.3	—	0.9	753.6	752.6	—	1.0
Total equity	9,460.5	790.2	—	8,670.3	9,332.4	752.5	—	8,579.9
Total liabilities and equity	32,206.6	6,513.5	12,102.7	13,590.4	30,978.4	6,366.1	11,384.8	13,227.5
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
Cash and cash equivalents
Cash and cash equivalents decreased by $130.6 million from $1,147.7 million at December 31, 2018 to $1,017.1 million at March 31, 2019. See “Cash Flows Discussion” in the following section within this Management’s Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Unsettled fund receivables and payables
Unsettled fund receivables increased by $283.3 million from $191.3 million at December 31, 2018 to $474.6 million at March 31, 2019, due primarily to higher transaction activity between funds and investors in during March 2019 when compared to late December 2018 in our U.K. funds offset by lower activity in our UITs. In our U.K. operations, unsettled fund receivables are created by the normal settlement periods on transactions initiated by certain clients. In the company’s capacity as sponsor of UITs, the company records receivables from brokers, dealers, and clearing organizations for unsettled sell trades of securities and UITs in addition to receivables from customers for unsettled sell trades of UITs. The presentation of the unsettled fund receivables and substantially offsetting payables ($446.0 million at March 31, 2019 up from $178.7 million at December 31, 2018) at trade date reflects the legal relationship between the underlying investor and the company.
Investments
As of March 31, 2019, we had $640.9 million in total investments (December 31, 2018: $613.5 million). Included in investments are $219.9 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $67.0 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments increased by a net $17.1 million during the three months ended March 31, 2019. The increase in the period reflects increases due to purchases of $7.5 million, a non-cash increase of $3.0 million due to the deconsolidation of certain CIP in the period (restoring the company’s formerly eliminated investment balances) and $12.7 million driven by market valuation changes and foreign exchange movements. These increases were partially offset by redemptions of $6.2 million. Investments related to deferred compensation awards decreased by a net $11.6 million during the period.
Included in investments are $316.7 million in equity method investments in Invesco Great Wall and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2018: $296.3 million). The increase of $20.4 million in equity method investments was driven by an increase from partnership contributions of $44.5 million, $15.8 million in current period earnings, and $2.6 million in foreign exchange rates. This increase was partially offset primarily by a decrease of $41.8 million due to distributions from partnership investments. Also included in investments are foreign time deposits of $28.3 million, an increase of $0.2 million from the December 31, 2018 balance of $28.1 million.
Assets held for policyholders and policyholder payables
One of our subsidiaries, Invesco Perpetual Life Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The increase in the balance of these accounts from $11,384.8 million at December 31, 2018 to $12,102.7 million at March 31, 2019 was the result of positive foreign exchange rate movements of $285.4 million and market movements of $76.0 million and net business inflows of $356.5 million.
Intangible Assets, net
Intangible assets increased from $2,176.1 million at December 31, 2018, to $2,181.5 million at March 31, 2019. The increase includes a $13.3 million adjustment related to updated purchase price allocation estimates, offset by amortization of $7.4 million, and decreases in foreign exchange movement of $0.5 million.
Goodwill
Goodwill increased from $7,157.1 million at December 31, 2018, to $7,197.6 million at March 31, 2019. The increase includes foreign exchange movements of $51.6 million, partially offset by a decrease of $11.1 million related to updated purchase price allocation estimates. The company’s annual goodwill impairment review is performed as of October 1 of each year.

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
Our capital management priorities have evolved with the growth and success of our business and include:
•reinvestment in the business;
•moderate annual growth of dividends (as further discussed in the “Dividends” section below);
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

Invesco announced in October 2018 that it intended to acquire MassMutual’s asset management affiliate, OppenheimerFunds, and expects to close on May 24, 2019. As part of the transaction, MassMutual and the OppenheimerFunds employee shareholders will receive a combination of common and preferred equity consideration, and MassMutual will become a significant shareholder in Invesco, with an approximate 15.7% stake. Under the terms of the agreement, the consideration will consist of 81.9 million shares of Invesco common equity and $4 billion in perpetual, non-cumulative preferred shares with a 21-year non-call period and a fixed rate of 5.9%. Based on Invesco’s stock price as of March 29, 2019, this represents an estimated purchase price of $5.6 billion.

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

In October 2018, the company announced a common stock buyback program of $1.2 billion to be completed within the next two years, which will be financed through the strong operating cash flows of the combined Invesco and OppenheimerFunds organization. The company repurchased 2.6 million common shares in open market transactions utilizing $50 million in cash during the first quarter of 2019, bringing purchases to date under this program to $350 million.

Certain of our subsidiaries are required to maintain minimum levels of capital. Such requirements may change from time-to-time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance, and review from regulators. These and other similar provisions of applicable laws and regulations may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries (the European sub-group) are subject to consolidated capital requirements under EU Directives, including those arising from the EU’s Capital Requirements Directive and the U.K.’s Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. We are in compliance with all regulatory minimum net capital requirements. As of March 31, 2019, the company’s minimum regulatory capital requirement was $738.4 million (December 31, 2018: $720.2 million); the increase was driven primarily by the strengthening of the Pound Sterling against the U.S. Dollar. The total amount of non-U.S. cash and cash equivalents was $865.4 million at March 31, 2019 (December 31, 2018: $996.7 million).
The consolidation of $7.1 billion and $5.2 billion of assets and long-term debt of CIP as of March 31, 2019, respectively, did not impact the company’s liquidity and capital resources. The company’s risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees. The majority of CIP balances related to consolidated CLOs. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management and performance fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, Financial Statements - Note 13, “Consolidated Investment Products,” for additional details.

Cash Flows Discussion
The ability to consistently generate cash flow from operations in excess of dividend payments, share repurchases, capital expenditures, and ongoing operating expenses is one of our company’s fundamental financial strengths. Operations continue to be financed from current earnings and borrowings. Our principal uses of cash, other than for operating expenses, include dividend payments, capital expenditures, acquisitions, purchase of our shares in the open market and investments in certain new investment products.
The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flow information, excluding the impact of the cash flows of Consolidated Investment Products for the reasons outlined in footnote 1 to the table:

Cash flow information(1)	Three months ended March 31, 2019			Three months ended March 31, 2018
$ in millions	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash and cash equivalents, beginning of the period	1,805.4	657.7	1,147.7	2,517.7	511.3	2,006.4
Cash flows from operating activities(1)	(120.4)	(61.3)	(59.1)	(52.2)	(53.3)	1.1
Cash flows from investing activities	(333.4)	(349.5)	16.1	(297.8)	(276.6)	(21.2)
Cash flows from financing activities	(87.0)	9.4	(96.4)	(44.6)	117.7	(162.3)
Increase/(decrease) in cash and cash equivalents	(540.8)	(401.4)	(139.4)	(394.6)	(212.2)	(182.4)
Foreign exchange movement on cash and cash equivalents	3.6	(5.2)	8.8	38.5	1.0	37.5
Net cash inflows (outflows) upon consolidation/deconsolidation of CIP	0.1	0.1	—	(39.3)	(39.3)	—
Cash and cash equivalents, end of the period	1,268.3	251.2	1,017.1	2,122.3	260.8	1,861.5

Cash and cash equivalents	1,017.1	—	1,017.1	1,861.5	—	1,861.5
Cash and cash equivalents of CIP	251.2	251.2	—	260.8	260.8	—
Total cash and cash equivalents per consolidated statement of cash flows	1,268.3	251.2	1,017.1	2,122.3	260.8	1,861.5
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
During the three months ended March 31, 2019, cash used in operating activities was $120.4 million compared to $52.2 million used in during the three months ended March 31, 2018. As shown in the tables above, the impact of CIP to cash used in operating activities was $61.3 million of cash used during the three months ended March 31, 2019 compared to $53.3 million of cash used during the three months ended March 31, 2018. Excluding the impact of CIP, cash used in operations was $59.1 million during the three months ended March 31, 2019 compared to $1.1 million of cash provided by operating activities during the three months ended March 31, 2018.

There were no significant non-cash items that impacted the comparison between the periods of operating income to net cash provided by operations.
Investing Activities
Net cash used in investing activities totaled $333.4 million for the three months ended March 31, 2019 (three months ended March 31, 2018: net cash used of $297.8 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $349.5 million used (three months ended March 31, 2018: $276.6 million used). Excluding the impact of CIP cash flows, net cash provided by investing activities was $16.1 million (three months ended March 31, 2018: net cash used of $21.2 million).
Cash inflows for the three months ended March 31, 2019, excluding the impact of CIP, were collected proceeds of $71.4 million from sales and returns of capital of investments (three months ended March 31, 2018: $38.1 million) and collateral received of $42.4 million on the forward contract that the company entered into during the fourth quarter 2018 for the purpose of share repurchases. These inflows were partially offset by purchases of investments of $76.6 million (three months ended March 31, 2018: $38.7 million).
During the three months ended March 31, 2019, the company had capital expenditures of $21.1 million (three months ended March 31, 2018: $20.6 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up business recovery systems. Also, in each period, a portion of these costs related to improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.
Financing Activities
Net cash used in financing activities totaled $87.0 million for the three months ended March 31, 2019 (three months ended March 31, 2018: net cash used of $44.6 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $9.4 million (three months ended March 31, 2018: cash provided of $117.7 million). Excluding the impact of CIP, financing activities used cash of $96.4 million in the three months ended March 31, 2019 (three months ended March 31, 2018: cash used of $162.3 million).
Financing cash inflows during the three months ended March 31, 2019 included a borrowing of $106.3 million on the credit facility (three months ended March 31, 2018: none). Financing cash outflows during the three months ended March 31, 2019 included $120.1 million of dividend payments for the dividends declared in January (three months ended March 31, 2018: dividends paid of $119.6 million), the purchase of shares through market transactions totaling $50.0 million (three months ended March 31, 2018: none), the payment of $28.6 million to meet employees’ withholding tax obligations on share vestings (three months ended March 31, 2018: $39.3 million) and a payment of $4.0 million of contingent consideration (three months ended March 31, 2018: $3.4 million).
There were no non-CIP related financing cash inflows for the three months ended March 31, 2018.
Dividends
Invesco declares and pays dividends on a quarterly basis in arrears. On April 25, 2019, the company announced a first quarter 2019 cash dividend of $0.31 per share to holders of common shares, which will be paid on June 3, 2019, to shareholders of record as of May 10, 2019 with an ex-dividend date of May 9, 2019.
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
Share Repurchase Plan
During the three months ended March 31, 2019, the company repurchased 2.6 million shares in the market at a cost of $50.0 million (three months ended March 31, 2018: none). Separately, an aggregate of 1.4 million shares were withheld on vesting events during the three months ended March 31, 2019 to meet employees’ withholding tax obligations (three months ended March 31, 2018: 1.4 million shares). The fair value of these shares withheld at the respective withholding dates was $28.6 million during the three months ended March 31, 2019 (three months ended March 31, 2018: $39.3 million). At March 31, 2019, approximately $1,293.0 million remains available under the share repurchase authorizations approved by the Board on October 11, 2013 and July 22, 2016.

Long-term debt
Our long-term debt at March 31, 2019 was $2,515.7 million (December 31, 2018: $2,408.8 million) and was comprised of the following:

$ in millions	March 31, 2019	December 31, 2018
$1.5 billion floating rate credit facility expiring August 11, 2022	437.1	330.8
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	597.6	597.5
$600 million 4.000% - due January 30, 2024	595.2	594.9
$500 million 3.750% - due January 15, 2026	495.7	495.6
$400 million 5.375% - due November 30, 2043	390.1	390.0
Long-term debt	2,515.7	2,408.8
For the three months ended March 31, 2019, the company’s weighted average cost of debt was 3.93% (three months ended March 31, 2018: 3.95%).
Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of March 31, 2019, we were in compliance with our financial covenants. At March 31, 2019, our leverage ratio was 1.66:1.00 (December 31, 2018: 1.51:1.00), and our interest coverage ratio was 12.54:1.00 (December 31, 2018: 14:37:1.00).
The March 31, 2019 coverage ratio calculations are as follows:

$ millions	Total	Q1 2019	Q4 2018	Q3 2018	Q2 2018
Net income attributable to Invesco Ltd.	806.6	177.7	114.2	269.6	245.1
Impact of CIP on net income attributable to Invesco Ltd.	(7.2)	1.0	0.9	(11.3)	2.2
Tax expense	252.8	66.2	53.2	61.1	72.3
Amortization/depreciation	144.8	36.3	36.5	39.6	32.4
Interest expense	121.4	33.1	29.2	29.6	29.5
Share-based compensation expense	181.3	49.8	47.9	42.8	40.8
Unrealized gains and losses from investments, net*	22.2	(13.1)	28.3	(4.7)	11.7
EBITDA**	1,521.9	351.0	310.2	426.7	434.0
Adjusted debt**	$2,527.1
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	1.66
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	12.54
____________

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however, management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals total debt of $2,515.7 million plus $11.4 million in letters of credit.

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

Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of March 31, 2019, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,017.1 million. See Item 1, Financial Statements - Note 14, “Related Parties,” for information regarding cash and cash equivalents invested in affiliated money market funds.
The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.
Liquidity Risk
Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as the same become due. The company is exposed to liquidity risk through its $2,515.7 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.
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
Off Balance Sheet Commitments
See Part I, Item 1, Financial Statements - Note 12, “Commitments and Contingencies - Off Balance Sheet Commitments,” for more information regarding undrawn capital commitments.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension and acquisition contracts. During the three months ended March 31, 2019, there were no material changes to the company’s contractual obligations.
Critical Accounting Policies and Estimates
There have been no significant changes to the critical accounting policies disclosed in our most recent Form 10-K for the year ended December 31, 2018. Critical accounting policies are those that require management’s most difficult, subjective or complex judgments and would therefore be deemed the most critical to an understanding of our results of operations and financial condition.
Recent Accounting Standards
See Part I, Item 1, Financial Statements - Note 1, “Accounting Policies - Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk, and foreign exchange rate risk. There have not been any material changes to the company’s exposures to market risks during the period ended March 31, 2019 that would require an update to the disclosures provided in the most recent Form 10-K.
AUM Market Price Risk
The company’s investment management revenues are comprised of fees based on the value of AUM. Declines in the market prices of equity and fixed income securities, commodities and derivatives, or other similar financial instruments held in client portfolios could cause revenues to decline because of lower investment management fees by:

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
Securities Market Risk
The company has investments in managed investment products that invest in a variety of asset classes. Investments are generally made to establish a track record for a new fund or investment vehicle or to hedge economically exposure to certain deferred compensation plans. The company’s exposure to market risk from financial instruments measured at fair value arises from its investments.
Interest Rate Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On March 31, 2019, the interest rates on 82.6% of the company’s borrowings were fixed for a weighted average period of 8.7 years, and the company had a $437.1 million balance on its floating rate credit facility.
Foreign Exchange Rate Risk
The company has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco Ltd. During the first quarter, the company entered into additional put option contracts to hedge its Pound-Sterling-based operating income through the end of 2019. These new put option contracts are set at a strike level of $1.250 based on the average daily foreign exchange rates for the applicable time period.
The company is exposed to foreign exchange revaluation into the Condensed Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation gains were $0.5 million in the three months ended March 31, 2019 (three months ended March 31, 2018: $1.3 million gains), and are included in general and administrative expenses and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation and have put in place net investment hedge structures discussed in Part I, Item 1, Financial Statements, Note 6 -- “Other Comprehensive Income/(Loss).”

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
We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2019. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated any change in our internal control over financial reporting that occurred during the three months ended March 31, 2019 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
See Part I, Item I, Note 12, “Commitments and Contingencies - Legal Contingencies,” for information regarding legal proceedings.
Item 1A.  Risk Factors
The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended March 31, 2019:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
January 1-31, 2019	36,736	$17.16	—	$1,343.0
February 1-28, 2019	1,301,782	$19.29	600,000	$1,331.5
March 1-31, 2019	62,595	$19.19	2,004,814	$1,293.0
Total	1,401,113		2,604,814

(1)	An aggregate of 1,401,113 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.

(2)	At March 31, 2019, a balance of $1,293.0 million remains available under the share repurchase authorizations approved by the Board on October 11, 2013 and July 22, 2016.

Item 6. Exhibits
Exhibit Index

10.1	Form of Restricted Stock Unit Award Agreement - Performance Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2016 Global Equity Incentive Plan
10.2	Form of Restricted Stock Unit Award Agreement - Performance Vesting under the Invesco Ltd. 2016 Global Equity Incentive Plan
10.3	Form of Restricted Stock Unit Award Agreement - Performance Vesting - Canada - under the Invesco Ltd. 2016 Global Equity Incentive Plan
10.4
First Amendment, dated as of April 11, 2019, to the Agreement and Plan of Merger, dated as of October 17, 2018, by and among Invesco Ltd., Gem Acquisition Corp., Gem Acquisition Two Corp., MM Asset Management Holding LLC and Oppenheimer Acquisition Corp.

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

INVESCO LTD.
April 25, 2019	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

April 25, 2019	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer