Form 10-Q
period 2019-09-30
Invesco Ltd.
filed 2019-10-23
CIK 914208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of September 30, 2019, the most recent practicable date, the number of Common Shares outstanding was 453,893,875.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except per share data	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	1,048.6	1,147.7
Unsettled fund receivables	302.5	191.3
Accounts receivable	722.4	604.0
Investments	847.0	613.5
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	485.7	657.7
Accounts receivable and other assets of CIP	166.4	110.8
Investments of CIP	7,041.7	6,213.5
Assets held for policyholders	10,442.4	11,384.8
Prepaid assets	137.2	127.1
Other assets	475.2	126.1
Property, equipment and software, net	552.3	468.7
Intangible assets, net	7,339.5	2,176.1
Goodwill	8,330.5	7,157.1
Total assets	37,891.4	30,978.4
LIABILITIES
Accrued compensation and benefits	851.0	646.5
Accounts payable and accrued expenses	1,896.5	1,087.2
Liabilities of CIP:
Debt of CIP	5,484.3	5,226.0
Other liabilities of CIP	757.8	387.6
Policyholder payables	10,442.4	11,384.8
Unsettled fund payables	280.1	178.7
Long-term debt	2,296.6	2,408.8
Deferred tax liabilities, net	1,523.1	326.4
Total liabilities	23,531.8	21,646.0
Commitments and contingencies (See Note 13)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	398.0	396.2
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized, issued and outstanding as of September 30, 2019)	4,010.5	—
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million and 490.4 million shares issued as of September 30, 2019 and December 31, 2018, respectively)	113.2	98.1
Additional paid-in-capital	7,822.8	6,334.8
Treasury shares	(3,449.0)	(3,003.6)
Retained earnings	5,880.0	5,884.5
Accumulated other comprehensive income/(loss), net of tax	(804.3)	(735.0)
Total equity attributable to Invesco Ltd.	13,573.2	8,578.8
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	388.4	357.4
Total permanent equity	13,961.6	8,936.2
Total liabilities, temporary and permanent equity	37,891.4	30,978.4
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
$ in millions, except per share data	2019	2018	2019	2018
Operating revenues:
Investment management fees	1,257.1	1,038.9	3,252.1	3,133.1
Service and distribution fees	385.1	248.0	898.5	737.0
Performance fees	14.9	7.9	52.4	28.6
Other	63.5	47.0	171.6	159.5
Total operating revenues	1,720.6	1,341.8	4,374.6	4,058.2
Operating expenses:
Third-party distribution, service and advisory	545.1	408.0	1,364.9	1,236.0
Employee compensation	446.0	380.7	1,249.2	1,145.1
Marketing	33.2	33.4	94.6	93.5
Property, office and technology	131.2	103.7	353.3	302.5
General and administrative	104.5	60.8	282.5	231.5
Transaction, integration, and restructuring	185.5	33.1	536.5	75.1
Total operating expenses	1,445.5	1,019.7	3,881.0	3,083.7
Operating income	275.1	322.1	493.6	974.5
Other income/(expense):
Equity in earnings of unconsolidated affiliates	19.8	11.8	46.9	28.8
Interest and dividend income	5.9	4.0	14.5	11.0
Interest expense	(35.0)	(29.6)	(101.1)	(82.3)
Other gains and losses, net	13.8	5.9	69.0	1.9
Other income/(expense) of CIP, net	37.0	28.1	127.0	56.2
Income before income taxes	316.6	342.3	649.9	990.1
Income tax provision	(74.0)	(61.1)	(154.7)	(201.8)
Net income	242.6	281.2	495.2	788.3
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(11.1)	(11.6)	(45.9)	(19.7)
Less: Dividends declared on preferred shares	(64.4)	—	(64.4)	—
Net income attributable to Invesco Ltd.	167.1	269.6	384.9	768.6
Earnings per common share:
-basic	$0.36	$0.65	$0.89	$1.86
-diluted	$0.36	$0.65	$0.89	$1.86

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2019	2018	2019	2018
Net income	242.6	281.2	495.2	788.3
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(133.4)	(23.6)	(71.0)	(192.6)
Other comprehensive income/(loss), net of tax	0.5	1.5	1.7	1.2
Other comprehensive income/(loss)	(132.9)	(22.1)	(69.3)	(191.4)
Total comprehensive income/(loss)	109.7	259.1	425.9	596.9
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(11.1)	(11.6)	(45.9)	(19.7)
Comprehensive income/(loss) attributable to Invesco Ltd.	98.6	247.5	380.0	577.2
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
$ in millions	2019	2018
Operating activities:
Net income	495.2	788.3
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	125.1	105.6
Common share-based compensation expense	158.8	124.5
Other (gains)/losses, net	(69.0)	(1.9)
Other (gains)/losses of CIP, net	(36.0)	2.3
Equity in earnings of unconsolidated affiliates	(46.9)	(28.8)
Distributions from equity method investees	5.7	9.9
Changes in operating assets and liabilities, net of business acquisitions:
(Purchase)/sale of investments by CIP, net	(178.0)	(228.3)
(Purchase)/sale of investments, net	98.1	(36.4)
(Increase)/decrease in receivables	520.6	(280.7)
Increase/(decrease) in payables	(420.6)	207.6
Net cash provided by/(used in) operating activities	653.0	662.1
Investing activities:
Purchase of property, equipment and software	(75.6)	(68.3)
Purchase of investments by CIP	(3,033.0)	(3,780.1)
Sale of investments by CIP	2,027.5	2,633.5
Purchase of investments	(180.6)	(114.9)
Sale of investments	98.8	101.2
Capital distributions from equity method investees	64.9	15.0
Purchase of business, net of cash acquired	328.7	(1,469.3)
Net cash provided by/(used in) investing activities	(769.3)	(2,682.9)
Financing activities:
Purchases of treasury shares	(455.4)	(49.7)
Dividends paid - preferred	(64.4)	—
Dividends paid - common	(372.0)	(368.3)
Third-party capital invested into CIP	179.7	421.1
Third-party capital distributed by CIP	(85.8)	(89.4)
Borrowings of debt by CIP	1,946.6	1,975.4
Repayments of debt by CIP	(1,146.9)	(1,030.8)
Net borrowings/(repayments) under credit facility	(113.9)	737.2
Payment of contingent consideration	(11.8)	(11.4)
Net cash provided by/(used in) financing activities	(123.9)	1,584.1
Increase/(decrease) in cash and cash equivalents	(240.2)	(436.7)
Foreign exchange movement on cash and cash equivalents	(15.9)	(27.3)
Foreign exchange movement on cash and cash equivalents of CIP	(7.6)	(1.7)
Net cash inflows (outflows) upon consolidation/deconsolidation of CIP	(7.4)	(137.7)
Cash and cash equivalents, beginning of period	1,805.4	2,517.7
Cash and cash equivalents, end of period	1,534.3	1,914.3

Cash and cash equivalents	1,048.6	1,631.5
Cash and cash equivalents of CIP	485.7	282.8
Total cash and cash equivalents per consolidated statement of cash flows	1,534.3	1,914.3

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three months ended September 30, 2019
		Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
July 1, 2019	4,010.5	113.2	7,810.8	(3,185.2)	5,856.8	(671.4)	13,934.7	365.0	14,299.7	396.4
Net income	—	—	—	—	231.5	—	231.5	11.5	243.0	(0.4)
Other comprehensive income/(loss)	—	—	—	—	—	(132.9)	(132.9)	—	(132.9)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	11.9	11.9	2.0
Dividends declared - preferred ($16.06 per share)	—	—	—	—	(64.4)	—	(64.4)	—	(64.4)	—
Dividends declared - common ($0.31 per share)	—	—	—	—	(143.9)	—	(143.9)	—	(143.9)	—
Employee common share plans:
Common share-based compensation	—	—	49.4	—	—	—	49.4	—	49.4	—
Vested common shares	—	—	(36.3)	36.3	—	—	—	—	—	—
Other common share awards	—	—	(1.1)	7.8	—	—	6.7	—	6.7	—
Purchase of common shares	—	—	—	(307.9)	—	—	(307.9)	—	(307.9)	—
September 30, 2019	4,010.5	113.2	7,822.8	(3,449.0)	5,880.0	(804.3)	13,573.2	388.4	13,961.6	398.0

Three months ended September 30, 2018
	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
July 1, 2018	98.1	6,255.6	(2,720.0)	5,747.3	(563.7)	8,817.3	318.9	9,136.2	297.0
Net income	—	—	—	269.6	—	269.6	9.6	279.2	2.0
Other comprehensive income/(loss)	—	—	—	—	(22.1)	(22.1)	—	(22.1)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	3.2	3.2	124.2
Dividends declared - common ($0.30 per share)	—	—	—	(124.3)	—	(124.3)	—	(124.3)	—
Employee common share plans:
Common share-based compensation	—	42.7	—	—	—	42.7	—	42.7	—
Vested common shares	—	(6.2)	6.2	—	—	—	—	—	—
Other common share awards	—	0.9	5.8	—	—	6.7	—	6.7	—
Purchase of common shares	—	—	(2.8)	—	—	(2.8)	—	(2.8)	—
September 30, 2018	98.1	6,293.0	(2,710.8)	5,892.6	(585.8)	8,987.1	331.7	9,318.8	423.2
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Nine months ended September 30, 2019
		Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2019	—	98.1	6,334.8	(3,003.6)	5,884.5	(735.0)	8,578.8	357.4	8,936.2	396.2
Net income	—	—	—	—	449.3	—	449.3	21.7	471.0	24.2
Other comprehensive income/(loss)	—	—	—	—	—	(69.3)	(69.3)	—	(69.3)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	9.3	9.3	(22.4)
Issuance of shares	4,010.5	15.1	1,438.2	—	—	—	5,463.8	—	5,463.8	—
Dividends declared - preferred ($16.06 per share)	—	—	—	—	(64.4)	—	(64.4)	—	(64.4)	—
Dividends declared - common ($0.92 per share)	—	—	—	—	(389.4)	—	(389.4)	—	(389.4)	—
Employee common share plans:
Common share-based compensation	—	—	158.8	—	—	—	158.8	—	158.8	—
Vested common shares	—	—	(107.8)	196.5	—	—	88.7	—	88.7	—
Other common share awards	—	—	(1.2)	8.5	—	—	7.3	—	7.3	—
Purchase of common shares	—	—	—	(650.4)	—	—	(650.4)	—	(650.4)	—
September 30, 2019	4,010.5	113.2	7,822.8	(3,449.0)	5,880.0	(804.3)	13,573.2	388.4	13,961.6	398.0

Nine months ended September 30, 2018
	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2018	98.1	6,282.0	(2,781.9)	5,489.1	(391.2)	8,696.1	259.5	8,955.6	243.2
Adjustment for adoption of ASU 2016-01	—	—	—	3.2	(3.2)	—	—	—	—
January 1, 2018, as adjusted	98.1	6,282.0	(2,781.9)	5,492.3	(394.4)	8,696.1	259.5	8,955.6	243.2
Net income	—	—	—	768.6	—	768.6	29.7	798.3	(10.0)
Other comprehensive income/(loss)	—	—	—	—	(191.4)	(191.4)	—	(191.4)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	42.5	42.5	190.0
Dividends declared - common ($0.89 per share)	—	—	—	(368.3)	—	(368.3)	—	(368.3)	—
Employee common share plans:
Common share-based compensation	—	124.5	—	—	—	124.5	—	124.5	—
Vested common shares	—	(114.6)	114.6	—	—	—	—	—	—
Other common share awards	—	1.1	6.2	—	—	7.3	—	7.3	—
Purchase of common shares	—	—	(49.7)	—	—	(49.7)	—	(49.7)	—
September 30, 2018	98.1	6,293.0	(2,710.8)	5,892.6	(585.8)	8,987.1	331.7	9,318.8	423.2
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
The company recorded a right-of-use asset of approximately $200.9 million and lease liability of approximately $251.5 million, primarily related to real estate operating leases on January 1, 2019 with no cumulative-effect adjustment to opening retained earnings. The impact of the adoption of the standard on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 was not material. The company continues to recognize lease expenses on a straight-line basis over the lease term. The initial recognition of the right-of-use asset and lease liability represented a non-cash activity related to the statement of cash flows.
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
The package of three practical expedients applicable to the company have been elected which resulted in the company not having to reassess whether expired or existing contracts upon adoption contained a lease as well as retaining the historical classifications of the company’s leases and initial direct costs. The company also elected the hindsight practical expedient in evaluating lessee options.
The company elected both at transition and on an ongoing basis, to combine lease and non-lease components in calculating the lease liability and right-of-use asset for all operating leases.

Pending Accounting Pronouncements
Financial Instruments. In June 2016, FASB issued Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 amends guidance reporting credit losses for financial assets measured at amortized cost and available for sale securities. The new guidance adds an impairment model that is based on expected losses rather than incurred losses. ASU 2016-13 is effective for fiscal years and interim periods within those years beginning after December 15, 2019 and requires a modified retrospective approach to adoption. The company has determined that there will be no material impact upon adoption of this amendment.
2. BUSINESS COMBINATIONS
On May 24, 2019, the company acquired Massachusetts Mutual Life Insurance Company’s (MassMutual) asset management affiliate, OppenheimerFunds, with consideration to MassMutual and OppenheimerFunds employee shareholders consisting of $35.0 million in cash, 81.9 million shares of common stock and $4.0 billion in perpetual, non-cumulative preferred shares with a 21-year non-call period and a fixed rate of 5.9%. The 81.9 million shares are composed of 75.7 million common shares issued on the closing date and 6.2 million Invesco restricted common stock awards granted to employee shareholders. MassMutual has an approximate 16.7% stake in the common stock of the combined firm as of September 30, 2019. Invesco and MassMutual entered into a shareholder agreement, in which MassMutual has customary minority shareholder rights, including representation on Invesco’s board of directors. The shareholder agreement with MassMutual specifies a lock-up period of two years for the common stock and five years for the preferred stock. MassMutual may not sell common or preferred shares received as purchase consideration during the respective lock-up periods.
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

The following table summarizes the estimate of amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the consideration transferred to acquire OppenheimerFunds. Consideration transferred increased by $15.4 million due to a net working capital adjustment, settled in cash. The allocation of the purchase price has been updated in the table below for the net working capital adjustment as well as other valuation adjustments during the quarter. Additional changes to the allocation to certain assets, liabilities and tax estimates are not expected but could occur. The company will finalize the acquisition accounting (including the valuation) within the required measurement period, but in no event not later than one year from May 24, 2019. The updated valuations would not have had a material impact on depreciation and amortization expense if they had been recorded as of the acquisition date.

September 30, 2019
$ in millions	Fair Value Estimate
ASSETS
Cash and cash equivalents	360.0
Accounts receivable	133.1
Investments	178.4
Prepaid assets	24.8
Other assets	181.2
Property, equipment and software, net	104.1
Intangible assets (1)	5,189.0
Goodwill (2)	1,203.0
Total assets	7,373.6
LIABILITES
Accrued compensation and benefits	263.9
Accounts payable and accrued expenses	349.1
Deferred tax liabilities, net	1,164.7
Total liabilities	1,777.7
Total identifiable net assets	5,595.9

Summary of consideration
Cash consideration	35.0
Common stock consideration (3)	1,453.6
Preferred stock consideration (4)	4,010.5
Other consideration (5)	96.8
Total cash and stock consideration	5,595.9
____________

(1)	Intangible assets are comprised of the following:

•	indefinite-lived intangible asset related to management contracts of $4,907.0 million consists primarily of contracts related to mutual funds.

•	finite-lived intangible asset related to management contracts of $255.0 million consists primarily of contracts related to sub-advised accounts and has an estimated useful life of eight years.

•	acquired trade name asset of $27.0 million has an estimated useful life of six years.
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
The changes in the carrying amount of goodwill from December 31, 2018 to September 30, 2019 are as follows, with the addition primarily due to the OppenheimerFunds acquisition:

$ in millions	Net Book Value
January 1, 2019	7,157.1
Business combinations	1,199.5
Foreign exchange	(26.1)
September 30, 2019	8,330.5

Operating revenues of the acquired business from May 24 through June 30, 2019 were approximately $217.1 million, which represents the incremental impact of the acquired business and does not represent the stand-alone results of the acquired business. Net income is not available to be separately reported. Total revenues, expenses and net income of the acquired business in periods subsequent to June 30, 2019 are not available to be separately reported due to the continued integration of the combined businesses.
Transaction and integration costs related to the OppenheimerFunds acquisition included within the Transaction, integration, and restructuring line item on the Condensed Consolidated Statements of Income were $179.4 million and $510.0 million, for the three and nine months ended September 30, 2019. Of these amounts, $8.1 million and $57.5 million during the three and nine months ended September 30, 2019, respectively, were transaction-related costs, which primarily relate to advisory, legal, valuation, and other professional fees.
Supplemental Pro Forma Information
The following unaudited pro forma summary presents consolidated information of the company as if the business combination had occurred on January 1, 2018, the earliest period presented herein.

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2019	2018	2019	2018
Operating revenues	1,720.6	1,904.4	5,192.3	5,746.0
Net income	175.3	328.7	477.4	904.9

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

3. FAIR VALUE OF ASSETS AND LIABILITIES
The fair value of financial instruments are presented in the below summary table. The fair value of financial instruments held by CIP is presented in Note 14, “Consolidated Investment Products.” See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

	September 30, 2019	December 31, 2018
$ in millions	Fair Value	Fair Value
Cash and cash equivalents	1,048.6	1,147.7
Equity investments	466.3	283.2
Foreign time deposits (1)	26.5	28.1
Assets held for policyholders	10,442.4	11,384.8
Policyholder payables (1)	(10,442.4)	(11,384.8)
Contingent consideration liability	(49.9)	(40.9)
Long-term debt (1) (2)	(2,490.2)	(2,418.2)
____________

(1)
These financial instruments are not measured at fair value on a recurring basis. See the most recently filed Form 10-K for additional information about the carrying and fair values of these financial instruments. Foreign time deposits are measured at cost plus accrued interest, which approximates fair value, and are accordingly classified as Level 2 securities.

(2) All assets and liabilities are carried at fair value except debt which has a carrying value of $2,296.6 million as of September 30, 2019. (December 31, 2018: $2,408.8 million)
The following table presents, by hierarchy levels, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company’s Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively:

	As of September 30, 2019
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	610.4	610.4	—	—
Investments:*
Equity investments:
Seed money	253.5	253.5	—	—
Investments related to deferred compensation plans	209.7	209.7	—	—
Other equity securities	3.1	3.1	—	—
Assets held for policyholders	10,442.4	10,442.4	—	—
Total	11,519.1	11,519.1	—	—
Liabilities:
Contingent consideration liability	(49.9)	—	—	(49.9)
Total	(49.9)	—	—	(49.9)

	As of December 31, 2018
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	367.6	367.6	—	—
Investments:*
Equity investments:
Seed money	202.8	202.8	—	—
Investments related to deferred compensation plans	78.6	78.6	—	—
Other equity securities	1.8	1.8	—	—
Assets held for policyholders	11,384.8	11,384.8	—	—
Total	12,035.6	12,035.6	—	—
Liabilities:
Contingent consideration liability	(40.9)	—	—	(40.9)
Total	(40.9)	—	—	(40.9)
____________

*
Foreign time deposits of $26.5 million (December 31, 2018: 28.1 million) are excluded from this table. Equity method and other investments of $338.2 million and $16.0 million, respectively, (December 31, 2018: $296.3 million and $5.9 million, respectively) are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three and nine months ended September 30, 2019 and September 30, 2018, which are valued using significant unobservable inputs:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
$ in millions	Contingent Consideration Liability	Contingent Consideration Liability
Beginning balance	(49.8)	(40.9)
Contingent consideration liability acquired in business combination	—	(15.5)
Net unrealized gains and losses included in other gains and losses, net*	(3.2)	(4.2)
Disposition/settlements	3.1	10.7
Ending balance	(49.9)	(49.9)

	Three months ended September 30, 2018	Nine months ended September 30, 2018
$ in millions	Contingent Consideration Liability	Contingent Consideration Liability	Other Debt Securities
Beginning balance	(50.1)	(57.4)	9.9
Net unrealized gains and losses included in other gains and losses, net*	0.4	0.6	—
Disposition/settlements	4.3	11.4	(9.9)
Ending balance	(45.4)	(45.4)	—
_______________

*	These unrealized gains and losses are attributable to balances still held at the respective period ends.

Put option contracts
The company purchased an additional put option contract for $3.9 million in the nine months ended September 30, 2019 to hedge economically foreign currency risk on the translation of a portion of its Pound Sterling-denominated earnings into U.S. Dollars, providing coverage through June 30, 2020.
Total Return Swaps
In addition to holding equity investments, the company has a total return swap (TRS) to hedge economically certain deferred compensation liabilities. The notional value of the total return swap at September 30, 2019 was $127.9 million. During the three and nine months ended September 30, 2019, market valuation losses of $0.4 million and gains of $11.1 million, respectively were recognized in other gains and losses, net.
The company also has total return swaps with respect to certain ETFs. Under the terms of each total return swap, the company receives the related market gains or losses on the underlying investments and pays a floating rate to the respective counterparty. At September 30, 2019, the aggregate notional value of the total return swaps was $162.5 million. For the three and nine months ended September 30, 2019, market valuation gains of $1.6 million and $9.7 million, respectively were recognized in other gains and losses, net.
Contingent Consideration Liability
At September 30, 2019 inputs used in the model to determine the liability related to the pre-existing contingent consideration arrangement included assumed growth rates in forecasted AUM ranging from (9.44)% to 5.73% (weighted average growth rate of (0.54)%) and a discount rate of 3.54%. An increase in AUM levels and/or a decrease in the discount rate would increase the fair value of the contingent consideration liability, while a decrease in forecasted AUM and/or an increase in the discount rate would decrease the liability. Changes in fair value are recorded in other gains and losses, net in the period incurred.
In connection with the OppenheimerFunds acquisition (see Note 2, “Business Combinations”), Invesco acquired a $13.6 million contingent consideration liability related to a historical OppenheimerFunds transaction. The liability is contingent upon the attainment of certain revenue growth objectives during 2019 and 2020. As of September 30, 2019, inputs used to determine the liability related to these arrangements primarily include assumed growth rates in management fees ranging from 28% to 33% and a discount rate of 10.7%.
4.  INVESTMENTS
The disclosures below include details of the company’s investments. Investments held by CIP are detailed in Note 14, “Consolidated Investment Products.”

$ in millions	September 30, 2019	December 31, 2018
Equity investments:
Seed money	253.5	202.8
Investments related to deferred compensation plans	209.7	78.6
Other equity securities	3.1	1.8
Equity method investments	338.2	296.3
Foreign time deposits	26.5	28.1
Other	16.0	5.9
Total investments	847.0	613.5

Available for sale debt investments
Realized gains and losses recognized in the Condensed Consolidated Statements of Income during the period from investments classified as available-for-sale are as follows:

	For the three months ended September 30, 2018			For the nine months ended September 30, 2018
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Collateralized Loan Obligations (CLOs)	4.2	1.5	—	16.5	2.3	—
Other debt securities	—	—	—	6.3	—	(3.6)
	4.2	1.5	—	22.8	2.3	(3.6)

Equity investments
The unrealized gains and losses for the three and nine months ended September 30, 2019, that relate to equity investments still held at September 30, 2019, were a $0.7 million net gain, and $41.1 million net gain, respectively (three and nine months ended September 30, 2018: $2.2 million net gain and $1.4 million net gain).
5.  LONG-TERM DEBT
The disclosures below include details of the company’s debt. Debt of CIP is detailed in Note 14, “Consolidated Investment Products.”

	September 30, 2019		December 31, 2018
$ in millions	Carrying Value (2)	Fair Value	Carrying Value (2)	Fair Value
$1.5 billion floating rate credit facility expiring August 11, 2022	216.9	216.9	330.8	330.8
Unsecured Senior Notes(1):
$600 million 3.125% - due November 30, 2022	597.9	614.6	597.5	585.2
$600 million 4.000% - due January 30, 2024	595.6	639.2	594.9	594.5
$500 million 3.750% - due January 15, 2026	496.0	535.7	495.6	487.6
$400 million 5.375% - due November 30, 2043	390.2	483.8	390.0	420.1
Long-term debt	2,296.6	2,490.2	2,408.8	2,418.2
____________

(1)	The company’s senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

(2)	The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.

The company maintains approximately $11.0 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons.
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

	As of
in millions	September 30, 2019	December 31, 2018
Preferred shares issued (1)	4.0	—
Preferred shares outstanding (1)	4.0	—
__________

(1)
Shares held by MassMutual and are subject to a lock-up period of five years, which disallows the sale of shares by MassMutual during the five-year period beginning on the original issue date of May 24, 2019.

The number of common shares and common share equivalents issued are represented in the table below:

	As of
In millions	September 30, 2019	December 31, 2018
Common shares issued	566.1	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(112.2)	(93.3)
Common shares outstanding	453.9	397.1

On July 2, 2019 and August 27, 2019, the company entered into forward contracts to purchase 10.0 million and 6.0 million common shares, respectively, at a strike price of $20.00, and $16.59 per common share, respectively and recorded treasury shares in the amount of $193.7 million, and $102.6 million, respectively. Treasury shares were calculated by multiplying the number of common shares being purchased by the fair market value of Invesco’s common share price as of the hedge completion date of July 30, 2019 and September 27, 2019, respectively. The company has recorded a corresponding payable to the counterparty, which represents the present value of the amount to be paid at settlement, discounted by using the implicit interest rate at inception of the forward contract. The implicit interest rate was calculated using the effective interest method. The payable includes a discount on the forward purchase price represented by the difference between the fair market value of the common share price and the strike price on hedge completion date. The forward contracts represent non-cash activity related to the statement of cash flows until the common shares are physically settled, which is expected to occur on April 1, 2021. The company’s total liability and collateral related to forward contracts including the forward contract entered into on May 13, 2019 is $495.8 million and $63.8 million, respectively, which is recorded in accounts payable and accrued expenses and other assets, respectively on the Condensed Consolidated Balance Sheet as of September 30, 2019.
7.  OTHER COMPREHENSIVE INCOME/(LOSS)
The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended September 30, 2019
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	(133.4)	—	—	—	(133.4)
Other comprehensive income, net	—	0.5	—	—	0.5
Other comprehensive income/(loss), net of tax	(133.4)	0.5	—	—	(132.9)

Beginning balance	(555.2)	(116.9)	0.1	0.6	(671.4)
Other comprehensive income/(loss), net of tax	(133.4)	0.5	—	—	(132.9)
Ending balance	(688.6)	(116.4)	0.1	0.6	(804.3)

	For the nine months ended September 30, 2019
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	(71.0)	—	—	—	(71.0)
Other comprehensive income, net	—	1.3	0.1	0.3	1.7
Other comprehensive income/(loss), net of tax	(71.0)	1.3	0.1	0.3	(69.3)

Beginning balance	(617.6)	(117.7)	—	0.3	(735.0)
Other comprehensive income/(loss), net of tax	(71.0)	1.3	0.1	0.3	(69.3)
Ending balance	(688.6)	(116.4)	0.1	0.6	(804.3)

	For the three months ended September 30, 2018
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	(23.6)	—	—	—	(23.6)
Other comprehensive income, net	—	1.4	0.9	(0.8)	1.5
Other comprehensive income/(loss), net of tax	(23.6)	1.4	0.9	(0.8)	(22.1)

Beginning balance	(459.5)	(107.4)	2.0	1.2	(563.7)
Other comprehensive income/(loss), net of tax	(23.6)	1.4	0.9	(0.8)	(22.1)
Ending balance	(483.1)	(106.0)	2.9	0.4	(585.8)

	For the nine months ended September 30, 2018
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	(192.6)	—	—	—	(192.6)
Other comprehensive income, net	—	3.7	(1.4)	(1.1)	1.2
Other comprehensive income/(loss), net of tax	(192.6)	3.7	(1.4)	(1.1)	(191.4)

Beginning balance	(290.5)	(109.7)	4.3	4.7	(391.2)
Adjustment for adoption of ASU 2016-01	—	—	—	(3.2)	(3.2)
January 1, 2018, as adjusted	(290.5)	(109.7)	4.3	1.5	(394.4)
Other comprehensive income/(loss), net of tax	(192.6)	3.7	(1.4)	(1.1)	(191.4)
Ending balance	(483.1)	(106.0)	2.9	0.4	(585.8)

Net Investment Hedge
The company designated certain intercompany debt as a non-derivative net investment hedging instrument against foreign currency exposure related to its net investment in foreign operations. At September 30, 2019 and December 31, 2018, £130 million ($160.2 million and $165.6 million, respectively) of intercompany debt was designated as a net investment hedge. For the three and nine months ended September 30, 2019, the Company recognized foreign currency gains of $5.3 million and $5.4 million, respectively (three and nine months ended September 30, 2018: gains of $2.1 million and $6.4 million, respectively) resulting from the net investment hedge within currency translation differences on investments in foreign subsidiaries in other comprehensive income.

8. REVENUE
The geographic disaggregation of revenue for the three and nine months ended September 30, 2019 and 2018 are presented below. There are no revenues attributed to the company’s country of domicile, Bermuda.
In the second quarter of 2019, the company changed the presentation of its AUM and has changed the presentation of the revenue tables to reflect the change. The new presentation reflects the combination of the U.S and Canada to form Americas and Continental Europe to now be EMEA ex UK. In the revenue tables below, all periods have been reclassified to conform to the new presentation.

	For the three months ended September 30,
$ in millions	2019	2018
Americas	1,286.0	835.5
UK	191.4	241.2
EMEA ex UK (Europe, Middle East, and Africa)	169.2	201.6
Asia	74.0	63.5
Total operating revenues	1,720.6	1,341.8

	For the nine months ended September 30,
$ in millions	2019	2018
Americas	3,037.5	2,483.8
UK	611.9	743.5
EMEA ex UK (Europe, Middle East, and Africa)	507.5	625.6
Asia	217.7	205.3
Total operating revenues	4,374.6	4,058.2

The opening and closing balance of deferred carried interest liabilities for the nine months ended September 30, 2019 were $61.3 million and $55.0 million, respectively (December 31, 2018: $60.4 million and $61.3 million, respectively). During the nine months ended September 30, 2019, $6.8 million (September 30, 2018: none) performance fee revenue was recognized that had been included in the deferred carried interest liability balance at the beginning of the period.
9.  COMMON SHARE-BASED COMPENSATION
The company recognized total expenses of $158.8 million and $124.5 million related to equity-settled common share-based payment transactions in the nine months ended September 30, 2019 and 2018, respectively.
Movements on common share awards during the periods ended September 30, are detailed below:

	For the nine months ended September 30, 2019			For the nine months ended September 30, 2018
Millions of common shares, except fair values	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value ($)	Time- Vested	Performance- Vested
Unvested at the beginning of period	12.5	0.9	31.46	12.0	0.9
Granted during the period	15.4	0.6	14.47	5.5	0.4
Forfeited during the period	(0.5)	—	24.01	(0.2)	—
Vested and distributed during the period	(8.1)	(0.1)	22.55	(4.6)	(0.4)
Unvested at the end of the period	19.3	1.4	22.04	12.7	0.9

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
The total fair value of common shares that vested during the nine months ended September 30, 2019 was $161.0 million (nine months ended September 30, 2018: $156.1 million). The weighted average grant date fair value of the common share awards that were granted during the nine months ended September 30, 2019 was $14.47 (nine months ended September 30, 2018: $32.09).
At September 30, 2019, there was $339.4 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.58 years.

10.  OPERATING LEASES
The company leases office space in almost all its locations of business, data centers and certain equipment under non-cancelable operating leases. The operating leases have a weighted-average remaining lease term of 6.62 years and generally include one or more options to renew, with renewal terms that can extend the lease term from 1 to 10 years. Certain lease arrangements include an option to terminate the lease if a notification is provided to the landlord within 1-9 years prior to the end of the lease term. The company has sole discretion in exercising lease renewal and termination options. The lease terms used in the company’s lease measurements do not include renewal options as they are not reasonably certain to be exercised as of the date of this report.
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
As of September 30, 2019, the right-of-use asset of $330.7 million was included within Other assets, and the lease liability of $371.4 million was included within Accounts payable and accrued expenses, on the Condensed Consolidated Balance Sheet.
The components of lease expense for the three and nine months ended September 30, 2019 were as follows:

$ in millions	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	19.9	49.7
Variable lease cost	6.8	19.5
Less: sublease income	(0.2)	(0.4)
Total lease expense	26.5	68.8
Supplemental cash flow information related to leases for the three and nine months ended September 30, 2019 was as follows:

$ in millions	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating cash flows from operating leases included in the measurement of lease liabilities	20.9	54.1
Right-of-use assets obtained in exchange for new operating lease liabilities	13.5	161.9

In determining the discount rate, the company considered the interest rate yield for specific interest rate environments and the company’s credit spread at the inception of the lease.
The weighted-average discount rate for the operating lease liability for the nine months ended September 30, 2019 was 3.51%.

As of September 30, 2019 the maturities of the company’s lease liabilities (primarily related to real estate leases) were as follows:

$ in millions
Year Ending December 31,	Lease Liabilities
2019 (excluding the nine months ended September 30, 2019)	19.8
2020	74.5
2021	69.0
2022	61.6
2023	54.3
Thereafter	138.4
Total lease payments	417.6
Less: interest	(46.2)
Present value of lease liabilities	371.4

As of December 31, 2018, the company’s total future commitments by year under non-cancelable operating leases were as follows:

$ in millions	Total
2019	61.6
2020	56.3
2021	49.3
2022	42.8
2023	36.7
Thereafter	53.5
Gross lease commitments	300.2
Less: future minimum payments expected to be received under non-cancelable subleases	(2.5)
Net lease commitments	297.7

Excluded from the tables above is an additional operating lease for the company’s new Atlanta headquarters that was entered into during third quarter of 2019, but has not yet commenced.  The expected lease obligations are approximately $232.5 million which will be paid over an expected lease term of 15 years.  This operating lease will commence in fiscal year 2022 and will replace the company’s existing lease for the current headquarters.
11.  TAXATION
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

$ in millions	Gross Unrecognized Income Tax Benefits
Balance at December 31, 2018	20.0
Additions for tax positions related to the current year	1.0
Additions for tax positions related to prior years	0.2
Additions for tax positions related to acquisitions	54.1
Other reductions for tax positions related to prior years	(5.3)
Balance at September 30, 2019	70.0

At September 30, 2019, the total amount of gross unrecognized tax benefits was $70.0 million as compared to the December 31, 2018 total of $20.0 million. As a result of the OppenheimerFunds acquisition, $54.1 million was recorded to the opening balance sheet at May 24, 2019 to reflect OppenheimerFunds’ historical uncertain tax positions. One of OppenheimerFunds’ tax positions was favorably settled during the second quarter, resulting in a $5.3 million reduction. Of the total amount of gross unrecognized tax benefits, $54.1 million (net of tax benefits in other jurisdictions and the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.
The Condensed Consolidated Balance Sheet includes accrued interest and penalties of $12.7 million at September 30, 2019, reflecting $9.5 million for accrued interest and penalties recorded to the opening balance sheet for OppenheimerFunds’ historical uncertain tax positions. OppenheimerFunds’ pre-closing tax liabilities are subject to indemnification from MassMutual per the transaction agreement. At September 30, 2019, a tax indemnification asset of $22.1 million is included in “Other assets” as the remainder was funded via the acquired net working capital. As a result of potential legislative changes; settlements with taxing authorities and the expiration of statutes of limitations for certain jurisdictions, it is reasonably possible that the company's gross unrecognized tax benefits balance may change within the next twelve months by a range of $5.0 million to $15.0 million.
12.  EARNINGS PER COMMON SHARE
The calculation of earnings per common share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
In millions, except per share data	2019	2018	2019	2018
Net income attributable to Invesco Ltd.	167.1	269.6	384.9	768.6

Invesco Ltd:
Weighted average common shares outstanding - basic	462.8	414.3	432.3	413.2
Dilutive effect of non-participating common share-based awards	4.1	0.1	2.3	0.2
Weighted average common shares outstanding - diluted	466.9	414.4	434.6	413.4

Earnings per common share:
-basic	$0.36	$0.65	$0.89	$1.86
-diluted	$0.36	$0.65	$0.89	$1.86

See Note 9, “Common Share-Based Compensation,” for a summary of common share awards outstanding under the company’s common share-based compensation programs. These programs could result in the issuance of common shares from time to time that would affect the measurement of basic and diluted earnings per common share.
There were 0.7 million common shares of performance-vested awards and no time-vested awards excluded from the computation of diluted earnings per common share during the three and nine months ended September 30, 2019 due to their inclusion being anti-dilutive (three and nine months ended September 30, 2018: 0.9 million and 0.7 million). There were no contingently issuable common shares excluded from the diluted earnings per common share computation during the three and nine months ended September 30, 2019 (three and nine months ended September 30, 2018: none), because the necessary performance conditions for the common shares to be issuable had not yet been satisfied at the end of the respective period.
13.  COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.
Off Balance Sheet Commitments
The company has committed to co-invest in certain sponsored investment products which may be called in future periods. At September 30, 2019, the company’s undrawn capital commitments were $282.9 million (December 31, 2018: $391.6 million).
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
In management’s opinion, adequate accrual has been made as of September 30, 2019 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.
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

	As of
$ in millions	September 30, 2019	December 31, 2018
Cash and cash equivalents of CIP	485.7	657.7
Accounts receivable and other assets of CIP	166.4	110.8
Investments of CIP	7,041.7	6,213.5
Less: Debt of CIP	(5,484.3)	(5,226.0)
Less: Other liabilities of CIP	(757.8)	(387.6)
Less: Retained earnings	9.2	7.9
Less: Accumulated other comprehensive income, net of tax	(9.1)	(7.8)
Less: Equity attributable to redeemable noncontrolling interests	(398.0)	(396.2)
Less: Equity attributable to nonredeemable noncontrolling interests	(387.5)	(356.5)
Invesco’s net interests in CIP	666.3	615.8

The following table reflects the impact of consolidation of investment products into the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2019	2018	2019	2018
Total operating revenues	(8.5)	(4.7)	(24.4)	(18.8)
Total operating expenses	9.4	5.1	17.6	14.5
Operating income	(17.9)	(9.8)	(42.0)	(33.3)
Equity in earnings of unconsolidated affiliates	(9.5)	(3.4)	(8.6)	(9.8)
Interest and dividend income	(0.7)	—	(3.1)	—
Other gains and losses, net	0.3	8.0	(28.7)	16.3
Interest and dividend income of CIP	90.4	71.0	261.8	196.0
Interest expense of CIP	(58.0)	(51.7)	(170.8)	(137.5)
Other gains/(losses) of CIP, net	4.6	8.8	36.0	(2.3)
Income before income taxes	9.2	22.9	44.6	29.4
Net income	9.2	22.9	44.6	29.4
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(11.1)	(11.6)	(45.9)	(19.7)
Net income attributable to Invesco Ltd.	(1.9)	11.3	(1.3)	9.7

Non-consolidated VIEs
At September 30, 2019, the company’s carrying value and maximum risk of loss with respect to variable interest entities (VIEs) in which the company is not the primary beneficiary was $194.1 million (December 31, 2018: $181.8 million).
Balance Sheet information - newly consolidated VIEs/VOEs
During the nine months ended September 30, 2019, there were three newly consolidated VIEs and five newly consolidated voting rights entities (VOEs) (September 30, 2018: there were twenty-two newly consolidated VIEs and eight newly consolidated VOEs. The table below illustrates the summary balance sheet amounts related to these products before consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Condensed Consolidated Financial Statements.

	For the nine months ended September 30, 2019		For the nine months ended September 30, 2018
$ in millions	VIEs	VOEs	VIEs	VOEs
Cash and cash equivalents of CIP	9.9	0.2	17.4	—
Accounts receivable and other assets of CIP	3.1	0.3	6.2	1.9
Investments of CIP	401.9	25.5	800.6	172.6
Total assets	414.9	26.0	824.2	174.5

Debt of CIP	188.8	—	555.2	—
Other liabilities of CIP	226.1	—	37.7	—
Total liabilities	414.9	—	592.9	—
Total equity	—	26.0	231.3	174.5
Total liabilities and equity	414.9	26.0	824.2	174.5

Balance Sheet information - deconsolidated VIEs/VOEs
During the nine months ended September 30, 2019, the company determined that it was no longer the primary beneficiary of six VIEs and no longer held the majority voting interest in nine VOEs (September 30, 2018: the company determined that it was no longer the primary beneficiary of five VIEs). The amounts deconsolidated from the Condensed Consolidated Balance

Sheets are illustrated in the table below. There was no net impact to the Condensed Consolidated Statements of Income for the nine months ended September 30, 2019 and 2018 from the deconsolidation of these investment products.

	For the nine months ended September 30, 2019		For the nine months ended September 30, 2018
$ in millions	VIEs	VOEs	VIEs
Cash and cash equivalents of CIP	7.6	(0.2)	104.9
Accounts receivable and other assets of CIP	22.3	0.3	26.2
Investments of CIP	626.1	37.0	912.4
Total assets	656.0	37.1	1,043.5

Debt of CIP	526.2	—	938.3
Other liabilities of CIP	22.2	—	9.0
Total liabilities	548.4	—	947.3
Total equity	107.6	37.1	96.2
Total liabilities and equity	656.0	37.1	1,043.5

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	5,801.7	—	5,801.7	—	—
Bonds	706.6	3.7	702.9	—	—
Equity securities	271.4	194.9	76.5	—	—
Equity and fixed income mutual funds	21.4	21.4	—	—	—
Investments in other private equity funds	208.6	—	—	—	208.6
Real estate investments	32.0	—	—	32.0	—
Total assets at fair value	7,041.7	220.0	6,581.1	32.0	208.6

	As of December 31, 2018
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	5,117.0	—	5,117.0	—	—
Bonds	636.0	—	636.0	—	—
Equity securities	241.2	208.1	33.1	—	—
Equity and fixed income mutual funds	18.8	18.8	—	—	—
Investments in other private equity funds	188.7	—	—	—	188.7
Real estate investments	11.8	—	—	11.8	—
Total assets at fair value	6,213.5	226.9	5,786.1	11.8	188.7

The following tables show a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
$ in millions	Level 3 Assets	Level 3 Assets
Beginning balance	14.5	11.8
Purchases	17.2	17.2
Gains and losses included in the Condensed Consolidated Statements of Income (1)	0.3	3.0
Ending balance	32.0	32.0

	Three months ended September 30, 2018	Nine months ended September 30, 2018
$ in millions	Level 3 Assets	Level 3 Assets
Beginning balance	52.0	76.2
Purchases	—	13.0
Sales	(39.3)	(84.8)
Gains and losses included in the Condensed Consolidated Statements of Income (1)	(0.6)	7.7
Ending balance	12.1	12.1
____________

(1)
Included in gains/(losses) of CIP, net in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2019 are $3.0 million in net unrealized gains attributable to investments still held at September 30, 2019 by CIP (for the three and nine months ended September 30, 2018: $0.5 million and $0.8 million in net unrealized losses are attributable to investments still held at September 30, 2018 by CIP).

The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments of $5,758.2 million, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2019 and 2028, pay interest at LIBOR plus a spread of up to 12.5%, and typically range in S&P credit rating categories from BBB down to unrated. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At September 30, 2019, the unpaid principal balance exceeds the fair value of the senior secured bank loans and bonds by approximately $120.5 million (December 31, 2018: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $134.3 million). Approximately less than 0.28% of the collateral assets were in default as of September 30, 2019 and 2018. CLO investments are valued based on price quotations provided by third-party pricing sources. These third-party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations on a daily basis. If necessary, price quotations are challenged through a third-party pricing challenge process.
Notes issued by consolidated CLOs mature at various dates between 2026 and 2032 and have a weighted average maturity of 10.78 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.55% for the more senior tranches to 7.92% for the more subordinated tranches. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt.
Quantitative Information about Level 3 Fair Value Measurements
At September 30, 2019, there were $32.0 million of investments held by consolidated real estate funds that were valued using recent private market transactions.
At December 31, 2018, there were $11.8 million of investments held by consolidated real estate funds that were valued using recent private market transactions.

The table below summarizes as of September 30, 2019 and December 31, 2018, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized.

	September 30, 2019			December 31, 2018
in millions, except term data	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity funds (1)	$208.6	$89.4	6.6 years	$188.7	$101.9	6.1 years
____________

(1)
These investments are not subject to redemption; however, for certain funds, the investors may sell or transfer their interest, which may require approval by the general partner of the underlying funds.

(2)	These investments are expected to be returned through distributions because of liquidations of the funds’ underlying assets over the weighted average periods indicated.
15. RELATED PARTIES
Certain managed funds are deemed to be affiliated entities under the related party definition in ASC 850, “Related Party Disclosures.” Related parties include those defined in the company’s proxy statement. As a result of the OppenheimerFunds acquisition (see Note 2, “Business Combinations”), MassMutual has an approximate 16.7% stake in the common stock of the company and owns all of the outstanding $4.0 billion in perpetual, non-cumulative preferred shares. Based on the level of shares owned by MassMutual and the corresponding customary minority shareholder rights, which includes representation on Invesco’s board of directors, the company considers MassMutual a related party. Affiliated balances are illustrated in the tables below:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2019	2018	2019	2018
Affiliated operating revenues:
Investment management fees	1,133.5	915.6	2,905.3	2,757.1
Service and distribution fees	375.6	238.9	864.1	723.9
Performance fees	14.1	0.8	37.5	7.6
Other	60.3	47.6	161.2	148.3
Total affiliated operating revenues	1,583.5	1,202.9	3,968.1	3,636.9

$ in millions	September 30, 2019	December 31, 2018
Affiliated asset balances:
Cash and cash equivalents	603.7	367.6
Unsettled fund receivables	249.9	105.0
Accounts receivable	500.8	391.4
Investments	642.8	655.7
Assets held for policyholders	10,442.2	11,384.5
Other assets	34.7	3.2
Total affiliated asset balances	12,474.1	12,907.4

Affiliated liability balances:
Accrued compensation and benefits	60.1	83.2
Accounts payable and accrued expenses	82.6	64.8
Unsettled fund payables	253.3	100.3
Total affiliated liability balances	396.0	248.3

16.  SUBSEQUENT EVENTS
On October 23, 2019, the company announced a third quarter 2019 dividend of $0.31 per share to holders of common shares, payable on December 2, 2019, to shareholders of record at the close of business on November 12, 2019 with an ex-dividend date of November 8, 2019.
On October 23, 2019 the company announced a preferred dividend of $14.75 per share to the holders of preferred shares, representing the period from September 1, 2019 through November 30, 2019, payable on December 2, 2019, to shareholders of record at the close of business on November 15, 2019. As the preferred dividend has been declared in the fourth quarter, $59.2 million will be reflected in the company’s fourth quarter income statement.

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
The three months ended September 30, 2019 saw volatile global equity markets. Markets were pressured by a continued softening stance on monetary policy from central banks helping to offset lingering concerns over trade policies, rising tariffs, and concerns of easing global growth.

In the US, trade tensions accelerated, as tariffs were placed on more than $125 billion of Chinese goods on September 1. China, in turn, placed tariffs on $75 billion of U.S products. The continued trade dispute negatively impacted markets during the quarter and raised concerns of a recession. Accommodative US Federal Reserve policies helped offset these concerns, and the S&P 500 index finished the quarter up 1.2%.

European markets reacted to signs of weakening growth but were similarly assisted by continued accommodative monetary policies from central banks. The European Central Bank cut interest rates in September and announced another quantitative easing program. The Brexit debate continued within the UK weighing on UK equities; however, the FTSE 100 ended the quarter essentially flat from the prior quarter.
A late-quarter rally of Japanese equities helped offset the impact of overall sentiment of a weakening economy, and the Bank of Japan held rates steady at its September meeting. The Nikkei 225 finished the period relatively flat.
Emerging markets saw declines in equity values due to uncertainties over the US-China trade negotiations, general easing of growth in China, and a strong US dollar.
Bond returns for the quarter were broadly positive, as investors sought the relative safety of bonds amidst global growth concerns and geopolitical uncertainties; yields fell during the quarter. The spread between the two- and ten-year US Treasuries inverted briefly in the quarter for the first time since 2007, a recessionary indicator, triggering a flight to safety. These factors helped to lead the U.S. Aggregate Bond Index higher by 2.3% for the quarter.

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and nine months ended September 30, 2019 and 2018:

	Index expressed in currency	Three months ended September 30,		Nine months ended September 30,
Equity Index		2019	2018	2019	2018
S&P 500	U.S. Dollar	1.2%	7.2%	18.7%	9.0%
FTSE 100	British Pound	(0.2)%	(1.7)%	10.1%	(2.3)%
FTSE 100	U.S. Dollar	(3.4)%	(2.8)%	6.2%	(5.8)%
Nikkei 225	Japanese Yen	0.3%	8.1%	8.7%	6.0%
Nikkei 225	U.S. Dollar	2.0%	5.6%	11.0%	5.1%
MSCI Emerging Markets	U.S. Dollar	(5.1)%	(2.0)%	3.7%	(9.5)%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	2.3%	—%	8.5%	(1.6)%
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
The highly complementary investment and distribution capabilities of Invesco and OppenheimerFunds strengthen the combined organization’s ability to provide more relevant investment outcomes to an expanded number of institutional and retail clients in the US and around the globe. Both Invesco’s and OppenheimerFunds’ clients benefit from the acquisition, which incorporates OppenheimerFunds’ high-performing investment capabilities and its powerful US third-party distribution platform with Invesco’s strong and diversified product lineup, global presence, and solutions-driven client outreach. We view this as a multi-year growth story that expands the capabilities we can offer globally while further scaling our business for the benefit of clients.
Invesco has made significant progress toward the integration of the two firms through the combination of middle- and back-office, location strategy and leveraging the scale of the global operating platform. To date, Invesco has achieved $501 million in annualized net expense synergies related to integration of the OppenheimerFunds business, which is in excess of our $475 million target and ahead of schedule. Transaction, integration, and restructuring costs related to the acquisition are expected to increase from the original projection as a result of expenses related to fund mergers that were not contemplated at close, as well as incremental severance costs related to achieving increased net expense synergies. The company also will continue to incur incremental non-cash transaction, integration, and restructuring charges related to accelerated vesting of share-based awards for terminated employees and acceleration of depreciation for software and leasehold improvement assets as well as $120 million related to compensation payments to certain OppenheimerFunds employees, which were granted and funded by MassMutual under the terms of the acquisition.
During the third quarter, the company purchased $314.8 million of its common shares. This amount reflects $300.0 million through a forward contract ($16.0 million shares) and $14.8 million (0.8 million shares) relating to purchases of shares from employees to satisfy tax withholding requirements at the time of share vesting.

In addition, during the third quarter of 2019:

•	Principles for Responsible Investment, a world leading proponent of responsible investment, has rated Invesco with an A+ rating for the 3rd consecutive year.

•
Invesco's North America Marketing team and the Global Thought Leadership team won in a number of categories at the recent Gramercy Institute Financial Content Marketing Awards. These awards recognize excellence in financial marketing.

•	Invesco ranks #5 in market penetration among ETF providers according to a 2019 Advisors Brandscape study.

•	Invesco announced the launch of a new suite of defined maturity BulletShares® ETFs with exposure to municipal debt issued by state and local governments.
Other External Factors Impacting Invesco
As one of the leading investment managers in the UK and Europe, we continue to be impacted by continuing uncertainties surrounding Brexit. The UK economy has been in a period of uncertainty with volatility expected in financial markets until the terms of withdrawal are agreed upon. We believe uncertainty in the markets was a factor in the decline in AUM within our UK operations, where AUM from clients domiciled in the UK were $70.1 billion at September 30, 2019 (September 30, 2018: $85.9 billion). At September 30, 2019, approximately 5.9% of our AUM are UK entities providing investment services to EU-based fund management subsidiaries and EU-based clients. Most of this activity is anticipated to be able to continue even if a formal UK exit agreement is not reached.
The manner in which interest rates are calculated could also impact our client portfolios. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021, and it appears likely that LIBOR will be phased out or the methodology for determining LIBOR will be modified by 2021. Changes in the method pursuant to which LIBOR is determined or the discontinuance of LIBOR may adversely affect the amount of interest payable or interest receivable on certain portfolio investments. These changes may also impact the market liquidity and market value of these portfolio investments. Invesco is finalizing its global assessment of exposure in relation to funds utilizing LIBOR based instruments and benchmarks and is prioritizing the mitigation of risks associated with the forecast changes to financial instruments and performance benchmarks referencing existing LIBOR rates, and concurrently any impact on Invesco portfolios and investment strategies.
Presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of Consolidated Investment Products
The company provides investment management services to, and has transactions with, various retail mutual funds and similar entities, private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Investment products that are consolidated are referred to in this Form 10-Q (Report) as consolidated investment products (CIP). The company’s economic risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees. See also Note 14, “Consolidated Investment Products,” for additional information regarding the impact of the consolidation of managed funds.
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

The impact of CIP is so significant to the presentation of the company’s Condensed Consolidated Financial Statements that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow the AUM discussion:

•	Results of Operations (three and nine months ended September 30, 2019 compared to three and nine months ended September 30, 2018);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.
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

Summary Operating Information
Summary operating information is presented in the table below:

$ in millions, other than per common share amounts, operating margins and AUM	Three months ended September 30,		Nine months ended September 30,
U.S. GAAP Financial Measures Summary	2019	2018	2019	2018
Operating revenues	1,720.6	1,341.8	4,374.6	4,058.2
Operating income	275.1	322.1	493.6	974.5
Operating margin	16.0%	24.0%	11.3%	24.0%
Net income attributable to Invesco Ltd.	167.1	269.6	384.9	768.6
Diluted EPS	0.36	0.65	0.89	1.86

Non-GAAP Financial Measures Summary
Net revenues (1)	1,228.7	966.9	3,147.3	2,898.8
Adjusted operating income (2)	502.6	357.8	1,150.3	1,091.6
Adjusted operating margin (2)	40.9%	37.0%	36.5%	37.7%
Adjusted net income attributable to Invesco Ltd. (3)	325.2	274.4	830.4	821.4
Adjusted diluted EPS (3)	0.70	0.66	1.91	1.99

Assets Under Management
Ending AUM (billions)	1,184.4	980.9	1,184.4	980.9
Average AUM (billions)	1,188.2	985.1	1,059.0	970.1
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

(3)
Adjusted net income attributable to Invesco Ltd. and adjusted diluted EPS are non-GAAP financial measures. Adjusted net income attributable to Invesco Ltd. is net income attributable to Invesco Ltd. adjusted to exclude the net income of CIP, transaction, integration, and restructuring expenses, the net income impact of deferred compensation plans, and other reconciling items. Adjustments made to net income attributable to Invesco Ltd. are tax-affected in arriving at adjusted net income attributable to Invesco Ltd. By calculation, adjusted diluted EPS is adjusted net income attributable to Invesco Ltd. divided by the weighted average number of common shares outstanding (for diluted EPS). See “Schedule of Non-GAAP Information,” for the reconciliation of net income attributable to Invesco Ltd. to adjusted net income attributable to Invesco Ltd.

Investment Capabilities Performance Overview
Invesco’s first strategic priority is to achieve strong investment performance over the long-term for our clients. The table below presents the one-, three-, five-, and ten-year performance of our actively managed investment products measured by the percentage of AUM ahead of benchmark and AUM in the top half of peer group.(1)

	Benchmark Comparison				Peer Group Comparison
	% of AUM Ahead of Benchmark				% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	10yr	1yr	3yr	5yr	10yr
Equities (2)
U.S. Core (4%)	71%	9%	11%	11%	65%	9%	9%	57%
U.S. Growth (5%)	37%	37%	37%	37%	18%	26%	23%	23%
U.S. Value (8%)	42%	37%	37%	32%	40%	—%	3%	66%
Sector (1%)	5%	61%	48%	88%	27%	44%	44%	44%
UK (2%)	10%	11%	14%	98%	14%	13%	13%	24%
Canadian (0%)	5%	—%	—%	32%	—%	37%	—%	11%
Asian (3%)	64%	88%	88%	89%	40%	88%	83%	82%
Continental European (2%)	6%	7%	43%	100%	14%	4%	50%	98%
Global (6%)	16%	64%	78%	86%	9%	23%	28%	45%
Global Ex U.S. and Emerging Markets (13%)	78%	76%	86%	100%	77%	62%	63%	98%
Fixed Income (2)
Money Market (15%)	97%	97%	99%	99%	94%	81%	84%	98%
U.S. Fixed Income (12%)	82%	94%	95%	96%	69%	83%	84%	88%
Global Fixed Income (5%)	55%	85%	65%	80%	47%	56%	47%	47%
Stable Value (5%)	100%	100%	100%	100%	100%	100%	100%	100%
Other (2)
Alternatives (11%)	48%	59%	58%	60%	48%	32%	55%	72%
Balanced (6%)	41%	43%	45%	57%	44%	45%	53%	95%
_________

(1)
Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary funds, unit investment trusts, fund of funds with component funds managed by Invesco, stable value building block funds and CDOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. AUM measured in the one, three, five and ten year quartile rankings represents 59%, 59%, 58% and 52% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three, five and ten year basis represents 70%, 68%, 66% and 58% of total Invesco AUM as of 9/30/19. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (Lipper, Morningstar, IA, Russell, Mercer, eVestment Alliance, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

(2)	Numbers in parenthesis reflect percentage of Total Ranked AUM. Total Ranked AUM is $683.6 billion for the third quarter.

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
The table below illustrates the spot foreign exchange rates used for translation of non-U.S. Dollar denominated assets, liabilities and AUM into U.S. Dollars:

Spot Foreign Exchange Rates	September 30, 2019	June 30, 2019	December 31, 2018	September 30, 2018	June 30, 2018	December 31, 2017
Pound Sterling ($ per £)	1.232	1.273	1.274	1.304	1.320	1.353
Japan (¥ per $)	108.045	107.745	109.735	113.550	110.760	112.645
Euro ($ per Euro)	1.090	1.139	1.143	1.161	1.168	1.201
The table below illustrates the average foreign exchange rates used for translation of non-U.S. Dollar denominated income, including revenues and expenses, into U.S. Dollars:

	Three months ended September 30,		Nine months ended September 30,
Average Foreign Exchange Rates	2019	2018	2019	2018
Pound Sterling ($ per £)	1.233	1.303	1.274	1.352
Japan (¥ per $)	107.314	111.448	109.107	109.586
Euro ($ per Euro)	1.112	1.163	1.124	1.195
A comparison of period end spot rates between September 30, 2019 and December 31, 2018 shows a weakening of the Pound Sterling and the Euro relative to the U.S. Dollar, while the Japanese Yen strengthened, which is reflected in the translation of our Pound Sterling-based, Euro-based, and Japanese Yen-based assets, liabilities and AUM into U.S. Dollars, respectively.
A comparison of the average foreign exchange rates used for the three and nine months ended September 30, 2019 when compared to the three and nine months ended September 30, 2018 shows a weakening of the Pound Sterling and the Euro relative to the U.S. Dollar, while the Japanese Yen strengthened, which is reflected in the translation of our Pound Sterling-based, Euro-based, and Japanese Yen-based revenue and expenses into U.S. Dollars.

Assets Under Management movements for the three and nine months ended September 30, 2019 compared with the three and nine months ended September 30, 2018
The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM include index-based ETFs, unit investment trusts (UITs), non-management fee earning AUM, foreign exchange overlays and other passive mandates. Active AUM is total AUM less Passive AUM.
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
Changes in AUM were as follows:

	For the three months ended September 30,
	2019			2018
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
June 30	1,197.8	927.6	270.2	963.3	721.2	242.1
Long-term inflows	58.6	38.4	20.2	43.6	28.1	15.5
Long-term outflows	(69.7)	(54.1)	(15.6)	(54.8)	(39.1)	(15.7)
Long-term net flows	(11.1)	(15.7)	4.6	(11.2)	(11.0)	(0.2)
Net flows in non-management fee earning AUM	2.7	(0.1)	2.8	3.2	—	3.2
Net flows in institutional money market funds	2.6	2.6	—	3.1	3.1	—
Total net flows	(5.8)	(13.2)	7.4	(4.9)	(7.9)	3.0
Reinvested distributions	2.2	2.2	—	1.7	1.7	—
Market gains and losses	(1.6)	(1.8)	0.2	14.3	4.7	9.6
Acquisitions (1)	—	—	—	9.5	9.3	0.2
Foreign currency translation	(8.2)	(7.8)	(0.4)	(3.0)	(2.9)	(0.1)
September 30	1,184.4	907.0	277.4	980.9	726.1	254.8
Average AUM
Average long-term AUM	976.1	817.6	158.5	803.6	651.7	151.9
Average AUM	1,188.2	915.6	272.6	985.1	735.4	249.7
Revenue yield
Gross revenue yield on AUM (2)	59.8	74.0	20.7	55.8	70.3	22.4
Gross revenue yield on AUM before performance fees (2)	59.3	73.3	20.7	55.4	69.8	22.4
Net revenue yield on AUM (3)	41.4	49.5	14.2	39.3	47.8	14.2
Net revenue yield on AUM before performance fees (3)	40.7	48.6	14.2	38.9	47.3	14.2

	For the nine months ended September 30,
	2019			2018
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
December 31	888.2	667.2	221.0	937.6	738.8	198.8
Long-term inflows	166.8	106.4	60.4	154.6	103.8	50.8
Long-term outflows	(187.2)	(139.9)	(47.3)	(173.5)	(124.4)	(49.1)
Long-term net flows	(20.4)	(33.5)	13.1	(18.9)	(20.6)	1.7
Net flows in non-management fee earning AUM	8.5	(0.1)	8.6	3.7	—	3.7
Net flows in institutional money market funds	5.1	5.1	—	4.4	4.4	—
Total net flows	(6.8)	(28.5)	21.7	(10.8)	(16.2)	5.4
Reinvested distributions	4.9	4.9	—	3.0	3.0	—
Market gains and losses	80.8	50.2	30.6	12.4	(1.5)	13.9
Acquisitions (1)	224.4	219.9	4.5	47.6	10.5	37.1
Foreign currency translation	(7.1)	(6.7)	(0.4)	(8.9)	(8.5)	(0.4)
September 30	1,184.4	907.0	277.4	980.9	726.1	254.8
Average AUM
Average long-term AUM	853.9	705.9	148.0	797.5	659.8	137.7
Average AUM	1,059.0	802.1	256.9	970.1	739.0	231.1
Revenue yield
Gross revenue yield on AUM (2)	56.9	71.5	20.9	56.6	69.9	22.8
Gross revenue yield on AUM before performance fees (2)	56.3	70.5	20.9	56.2	69.4	22.8
Net revenue yield on AUM (3)	39.6	48.0	13.6	39.8	47.7	14.7
Net revenue yield on AUM before performance fees (3)	38.9	47.0	13.6	39.4	47.1	14.7
____________

(1)
The acquisition of OppenheimerFunds added $224.4 billion in AUM during the second quarter of 2019. The acquisition of Guggenheim Investments' ETF business on April 6, 2018 added $38.1 billion in AUM during the second quarter 2018. As of July 1, 2018, we began including 100% of Invesco Great Wall Fund Management Company, which added $9.5 billion in AUM during the third quarter 2018.

(2)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding Invesco Great Wall AUM. Prior to the third quarter 2018, management reflected its interests in Invesco Great Wall on a proportional consolidation basis, which was consistent with the presentation of our share of the AUM from these investments. Given the company's influence on Invesco Great Wall, a change in regulation allowing increased foreign ownership, and reaching agreement in principle to obtain majority stake of the joint venture, the company began reporting 100% of the flows and AUM for Invesco Great Wall beginning in the third quarter 2018. For quarterly AUM, the average AUM for Invesco Great Wall included in the yield calculation in the three and nine months ended September 30, 2019 was $37.4 billion and $34.7 billion, respectively (three and nine months ended September 30, 2018: $22.4 billion and $13.7 billion). It is appropriate to exclude the average AUM of Invesco Great Wall for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of Invesco Great Wall is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, is not considered a meaningful effective fee rate measure. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company’s effective fee rate from AUM.

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

Average AUM during the three months ended September 30, 2019 were $1,188.2 billion, compared to $985.1 billion for the three months ended September 30, 2018.
Average AUM during the nine months ended September 30, 2019 were $1,059.0 billion, compared to $970.1 billion for the nine months ended September 30, 2018.
Market Returns and Reinvested Distributions
Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, equity markets saw gains globally in the nine months ended September 30, 2019, with the three months ended September 30, 2019 seeing volatile global equity markets.
Foreign Exchange Rates
During the three months ended September 30, 2019, we experienced decreases in AUM of $8.2 billion due to changes in foreign exchange rates. In the three months ended September 30, 2018, AUM decreased by $3.0 billion due to foreign exchange rate changes. See the company’s disclosures regarding the changes in foreign exchange rates during three months ended September 30, 2019 in the “Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations” section above for additional information regarding the movement of foreign exchange rates.
During the nine months ended September 30, 2019, we experienced decreases in AUM of $7.1 billion due to changes in foreign exchange rates. In the nine months ended September 30, 2018, AUM decreased by $8.9 billion due to foreign exchange rate changes. See the company’s disclosures regarding the changes in foreign exchange rates during nine months ended September 30, 2019 in the “Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations” section above for additional information regarding the movement of foreign exchange rates.
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
At September 30, 2019, passive AUM were $277.4 billion, representing 23.4% of total AUM at that date; whereas at September 30, 2018, passive AUM were $254.8 billion, representing 26.0% of our total AUM at that date. In the three months ended September 30, 2019 and 2018, the net revenue yield on passive AUM was 14.2. In the nine months ended September 30, 2019, the net revenue yield on passive AUM was 13.6 basis points compared to 14.7 basis points in the nine months ended September 30, 2018, a decrease of 1.1 basis points.

Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:
Total AUM by Channel(1)
As of and for the Three Months Ended September 30, 2019 and 2018:

$ in billions	Total	Retail	Institutional
June 30, 2019	1,197.8	852.0	345.8
Long-term inflows	58.6	47.0	11.6
Long-term outflows	(69.7)	(57.0)	(12.7)
Long-term net flows	(11.1)	(10.0)	(1.1)
Net flows in non-management fee earning AUM	2.7	1.5	1.2
Net flows in institutional money market funds	2.6	0.6	2.0
Total net flows	(5.8)	(7.9)	2.1
Reinvested distributions	2.2	2.2	—
Market gains and losses	(1.6)	(3.5)	1.9
Acquisitions (4)	—	—	—
Foreign currency translation	(8.2)	(5.4)	(2.8)
September 30, 2019	1,184.4	837.4	347.0

June 30, 2018	963.3	635.5	327.8
Long-term inflows	43.6	34.4	9.2
Long-term outflows	(54.8)	(42.3)	(12.5)
Long-term net flows	(11.2)	(7.9)	(3.3)
Net flows in non-management fee earning AUM	3.2	2.2	1.0
Net flows in institutional money market funds	3.1	4.5	(1.4)
Total net flows	(4.9)	(1.2)	(3.7)
Reinvested distributions	1.7	1.7	—
Market gains and losses	14.3	13.0	1.3
Acquisitions (4)	9.5	4.5	5.0
Foreign currency translation	(3.0)	(1.4)	(1.6)
September 30, 2018	980.9	652.1	328.8
As of and for the Nine Months Ended September 30, 2019 and 2018:

$ in billions	Total	Retail	Institutional
December 31, 2018	888.2	566.7	321.5
Long-term inflows	166.8	129.9	36.9
Long-term outflows	(187.2)	(150.4)	(36.8)
Long-term net flows	(20.4)	(20.5)	0.1
Net flows in non-management fee earning AUM	8.5	2.6	5.9
Net flows in institutional money market funds	5.1	4.2	0.9
Total net flows	(6.8)	(13.7)	6.9
Reinvested distributions	4.9	4.7	0.2
Market gains and losses	80.8	68.6	12.2
Acquisitions (4)	224.4	215.8	8.6
Foreign currency translation	(7.1)	(4.7)	(2.4)
September 30, 2019	1,184.4	837.4	347.0

December 31, 2017	937.6	607.6	330.0
Long-term inflows	154.6	120.4	34.2
Long-term outflows	(173.5)	(137.1)	(36.4)
Long-term net flows	(18.9)	(16.7)	(2.2)
Net flows in non-management fee earning AUM	3.7	3.7	—
Net flows in institutional money market funds	4.4	6.2	(1.8)
Total net flows	(10.8)	(6.8)	(4.0)
Reinvested distributions	3.0	3.0	—
Market gains and losses	12.4	11.4	1.0
Acquisitions (4)	47.6	42.6	5.0
Foreign currency translation	(8.9)	(5.7)	(3.2)
September 30, 2018	980.9	652.1	328.8
___________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel(1)
As of and for the Three Months Ended September 30, 2019 and 2018:

$ in billions	Total	Retail	Institutional
June 30, 2019	270.2	249.0	21.2
Long-term inflows	20.2	20.2	—
Long-term outflows	(15.6)	(15.6)	—
Long-term net flows	4.6	4.6	—
Net flows in non-management fee earning AUM	2.8	1.6	1.2
Net flows in institutional money market funds	—	—	—
Total net flows	7.4	6.2	1.2
Market gains and losses	0.2	0.3	(0.1)
Acquisitions (4)	—	—	—
Foreign currency translation	(0.4)	(0.4)	—
September 30, 2019	277.4	255.1	22.3

June 30, 2018	242.1	226.5	15.6
Long-term inflows	15.5	15.5	—
Long-term outflows	(15.7)	(15.7)	—
Long-term net flows	(0.2)	(0.2)	—
Net flows in non-management fee earning AUM	3.2	2.2	1.0
Net flows in institutional money market funds	—	—	—
Total net flows	3.0	2.0	1.0
Market gains and losses	9.6	9.6	—
Acquisitions (4)	0.2	0.2	—
Foreign currency translation	(0.1)	(0.1)	—
September 30, 2018	254.8	238.2	16.6
As of and for the Nine Months Ended September 30, 2019 and 2018:

$ in billions	Total	Retail	Institutional
December 31, 2018	221.0	204.6	16.4
Long-term inflows	60.4	60.3	0.1
Long-term outflows	(47.3)	(47.3)	—
Long-term net flows	13.1	13.0	0.1
Net flows in non-management fee earning AUM	8.6	2.8	5.8
Net flows in institutional money market funds	—	—	—
Total net flows	21.7	15.8	5.9
Market gains and losses	30.6	30.6	—
Acquisitions (4)	4.5	4.5	—
Foreign currency translation	(0.4)	(0.4)	—
September 30, 2019	277.4	255.1	22.3

December 31, 2017	198.8	181.9	16.9
Long-term inflows	50.8	50.8	—
Long-term outflows	(49.1)	(49.1)	—
Long-term net flows	1.7	1.7	—
Net flows in non-management fee earning AUM	3.7	3.7	—
Net flows in institutional money market funds	—	—	—
Total net flows	5.4	5.4	—
Market gains and losses	13.9	14.3	(0.4)
Acquisitions (4)	37.1	37.1	—
Foreign currency translation	(0.4)	(0.5)	0.1
September 30, 2018	254.8	238.2	16.6
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class(2)
As of and for the Three Months Ended September 30, 2019 and 2018:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market (3)	Alternatives
June 30, 2019	1,197.8	574.6	273.6	64.1	95.7	189.8
Long-term inflows	58.6	25.4	17.7	5.4	—	10.1
Long-term outflows	(69.7)	(37.6)	(13.0)	(5.3)	—	(13.8)
Long-term net flows	(11.1)	(12.2)	4.7	0.1	—	(3.7)
Net flows in non-management fee earning AUM	2.7	0.6	2.1	—	—	—
Net flows in institutional money market funds	2.6	—	—	—	2.6	—
Total net flows	(5.8)	(11.6)	6.8	0.1	2.6	(3.7)
Reinvested distributions	2.2	1.2	0.4	0.3	—	0.3
Market gains and losses	(1.6)	(4.5)	1.7	0.7	0.2	0.3
Acquisitions (4)	—	—	—	—	—	—
Foreign currency translation	(8.2)	(2.9)	(1.4)	(1.4)	(0.8)	(1.7)
September 30, 2019	1,184.4	556.8	281.1	63.8	97.7	185.0
Average AUM	1,188.2	562.9	276.3	64.0	98.0	187.0
% of total average AUM	100.0%	47.4%	23.3%	5.4%	8.2%	15.7%

June 30, 2018	963.3	430.0	210.9	61.2	80.2	181.0
Long-term inflows	43.6	21.3	10.0	2.1	1.7	8.5
Long-term outflows	(54.8)	(28.1)	(9.9)	(3.3)	(1.2)	(12.3)
Long-term net flows	(11.2)	(6.8)	0.1	(1.2)	0.5	(3.8)
Net flows in non-management fee earning AUM	3.2	2.3	0.9	—	—	—
Net flows in institutional money market funds	3.1	—	—	—	3.1	—
Total net flows	(4.9)	(4.5)	1.0	(1.2)	3.6	(3.8)
Reinvested distributions	1.7	1.1	0.2	0.2	—	0.2
Market gains and losses	14.3	14.4	—	—	0.2	(0.3)
Acquisitions (4)	9.5	2.6	1.6	3.1	2.2	—
Foreign currency translation	(3.0)	(1.0)	(0.6)	(0.3)	(0.4)	(0.7)
September 30, 2018	980.9	442.6	213.1	63.0	85.8	176.4
Average AUM	985.1	441.1	213.5	63.9	89.2	177.4
% of total average AUM	100.0%	44.8%	21.7%	6.5%	9.1%	18.0%

As of and for the Nine Months Ended September 30, 2019 and 2018:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2018	888.2	369.1	208.6	55.4	89.9	165.2
Long-term inflows	166.8	74.0	50.4	13.8	0.2	28.4
Long-term outflows	(187.2)	(95.2)	(36.7)	(15.1)	(0.1)	(40.1)
Long-term net flows	(20.4)	(21.2)	13.7	(1.3)	0.1	(11.7)
Net flows in non-management fee earning AUM	8.5	0.7	7.8	—	—	—
Net flows in institutional money market funds	5.1	—	—	—	5.1	—
Total net flows	(6.8)	(20.5)	21.5	(1.3)	5.2	(11.7)
Reinvested distributions	4.9	2.7	1.1	0.5	—	0.6
Market gains and losses	80.8	58.1	8.6	6.7	(0.3)	7.7
Acquisitions (4)	224.4	149.7	42.5	3.7	3.7	24.8
Foreign currency translation	(7.1)	(2.3)	(1.2)	(1.2)	(0.8)	(1.6)
September 30, 2019	1,184.4	556.8	281.1	63.8	97.7	185.0
Average AUM	1,059.0	480.1	244.5	60.9	96.2	177.3
% of total average AUM	100.0%	45.3%	23.1%	5.8%	9.1%	16.7%

December 31, 2017	937.6	412.6	204.3	62.3	78.6	179.8
Long-term inflows	154.6	71.9	35.5	11.0	4.8	31.4
Long-term outflows	(173.5)	(91.1)	(34.5)	(10.9)	(3.9)	(33.1)
Long-term net flows	(18.9)	(19.2)	1.0	0.1	0.9	(1.7)
Net flows in non-management fee earning AUM	3.7	4.0	(0.3)	—	—	—
Net flows in institutional money market funds	4.4	—	—	—	4.4	—
Total net flows	(10.8)	(15.2)	0.7	0.1	5.3	(1.7)
Reinvested distributions	3.0	1.6	0.6	0.4	—	0.4
Market gains and losses	12.4	17.9	(2.7)	(1.4)	0.3	(1.7)
Acquisitions (4)	47.6	29.5	11.5	3.1	2.2	1.3
Foreign currency translation	(8.9)	(3.8)	(1.3)	(1.5)	(0.6)	(1.7)
September 30, 2018	980.9	442.6	213.1	63.0	85.8	176.4
Average AUM	970.1	430.9	210.6	63.2	84.6	180.8
% of total average AUM	100.0%	44.4%	21.7%	6.5%	8.7%	18.6%
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class(2)
As of and for the Three Months Ended September 30, 2019 and 2018:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
June 30, 2019	270.2	194.6	56.8	0.8	—	18.0
Long-term inflows	20.2	13.7	3.1	—	—	3.4
Long-term outflows	(15.6)	(12.3)	(1.0)	—	—	(2.3)
Long-term net flows	4.6	1.4	2.1	—	—	1.1
Net flows in non-management fee earning AUM	2.8	0.7	2.1	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	7.4	2.1	4.2	—	—	1.1
Market gains and losses	0.2	0.1	(0.1)	—	—	0.2
Acquisitions (4)	—	—	—	—	—	—
Foreign currency translation	(0.4)	(0.2)	(0.2)	—	—	—
September 30, 2019	277.4	196.6	60.7	0.8	—	19.3
Average AUM	272.6	195.0	58.2	0.8	—	18.6
% of total average AUM	100.0%	71.5%	21.3%	0.3%	—%	6.8%

June 30, 2018	242.1	169.8	48.5	0.8	—	23.0
Long-term inflows	15.5	11.3	2.6	—	—	1.6
Long-term outflows	(15.7)	(9.8)	(2.2)	—	—	(3.7)
Long-term net flows	(0.2)	1.5	0.4	—	—	(2.1)
Net flows in non-management fee earning AUM	3.2	2.3	0.9	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	3.0	3.8	1.3	—	—	(2.1)
Market gains and losses	9.6	9.9	(0.2)	—	—	(0.1)
Acquisitions (4)	0.2	0.2	—	—	—	—
Foreign currency translation	(0.1)	(0.1)	—	—	—	—
September 30, 2018	254.8	183.6	49.6	0.8	—	20.8
Average AUM	249.7	178.1	49.6	0.8	—	21.2
% of total average AUM	100.0%	71.3%	19.9%	0.3%	—%	8.5%

As of and for the Nine Months Ended September 30, 2019 and 2018:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2018	221.0	155.3	47.2	0.7	—	17.8
Long-term inflows	60.4	42.6	8.7	—	—	9.1
Long-term outflows	(47.3)	(34.8)	(3.5)	—	—	(9.0)
Long-term net flows	13.1	7.8	5.2	—	—	0.1
Net flows in non-management fee earning AUM	8.6	0.8	7.8	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	21.7	8.6	13.0	—	—	0.1
Reinvested distributions	—	—	—	—	—	—
Market gains and losses	30.6	28.4	0.7	0.1	—	1.4
Acquisitions (4)	4.5	4.5	—	—	—	—
Foreign currency translation	(0.4)	(0.2)	(0.2)	—	—	—
September 30, 2019	277.4	196.6	60.7	0.8	—	19.3
Average AUM	256.9	183.6	54.2	0.8	—	18.3
% of total average AUM	100.0%	71.5%	21.1%	0.3%	—%	7.1%

December 31, 2017	198.8	134.7	42.4	0.8	—	20.9
Long-term inflows	50.8	34.8	8.2	—	—	7.8
Long-term outflows	(49.1)	(32.6)	(7.8)	—	—	(8.7)
Long-term net flows	1.7	2.2	0.4	—	—	(0.9)
Net flows in non-management fee earning AUM	3.7	4.0	(0.3)	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	5.4	6.2	0.1	—	—	(0.9)
Market gains and losses	13.9	15.9	(1.4)	—	—	(0.6)
Acquisitions (4)	37.1	27.1	8.7	—	—	1.3
Foreign currency translation	(0.4)	(0.3)	(0.2)	—	—	0.1
September 30, 2018	254.8	183.6	49.6	0.8	—	20.8
Average AUM	231.1	160.9	46.9	0.8	—	22.4
% of total average AUM	100.0%	69.6%	20.3%	0.3%	—%	9.7%
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile(3)
As of and for the Three Months Ended September 30, 2019 and 2018:

$ in billions	Total	Americas	UK	EMEA Ex UK	Asia
June 30, 2019	1,197.8	863.8	76.3	139.1	118.6
Long-term inflows	58.6	33.1	1.7	13.2	10.6
Long-term outflows	(69.7)	(43.6)	(5.1)	(12.7)	(8.3)
Long-term net flows	(11.1)	(10.5)	(3.4)	0.5	2.3
Net flows in non-management fee earning AUM	2.7	2.1	—	0.4	0.2
Net flows in institutional money market funds	2.6	4.9	—	(2.6)	0.3
Total net flows	(5.8)	(3.5)	(3.4)	(1.7)	2.8
Reinvested distributions	2.2	2.1	0.1	—	—
Market gains and losses	(1.6)	(3.7)	(0.5)	1.5	1.1
Acquisitions (4)	—	—	—	—	—
Foreign currency translation	(8.2)	(0.4)	(2.4)	(3.2)	(2.2)
September 30, 2019	1,184.4	858.3	70.1	135.7	120.3

June 30, 2018	963.3	637.5	88.6	146.2	91.0
Long-term inflows	43.6	23.7	2.6	10.9	6.4
Long-term outflows	(54.8)	(29.5)	(4.3)	(14.9)	(6.1)
Long-term net flows	(11.2)	(5.8)	(1.7)	(4.0)	0.3
Net flows in non-management fee earning AUM	3.2	3.2	—	0.1	(0.1)
Net flows in institutional money market funds	3.1	—	—	(2.0)	5.1
Total net flows	(4.9)	(2.6)	(1.7)	(5.9)	5.3
Reinvested distributions	1.7	1.6	0.1	—	—
Market gains and losses	14.3	13.8	(0.1)	1.1	(0.5)
Acquisitions (4)	9.5	—	—	—	9.5
Foreign currency translation	(3.0)	0.4	(1.0)	(0.7)	(1.7)
September 30, 2018	980.9	650.7	85.9	140.7	103.6

As of and for the Nine Months Ended September 30, 2019 and 2018:

$ in billions	Total	Americas	UK	EMEA Ex UK	Asia
December 31, 2018	888.2	581.6	76.6	125.5	104.5
Long-term inflows	166.8	90.1	6.9	39.7	30.1
Long-term outflows	(187.2)	(107.7)	(15.5)	(39.0)	(25.0)
Long-term net flows	(20.4)	(17.6)	(8.6)	0.7	5.1
Net flows in non-management fee earning AUM	8.5	6.1	0.2	2.0	0.2
Net flows in institutional money market funds	5.1	2.6	—	(1.6)	4.1
Total net flows	(6.8)	(8.9)	(8.4)	1.1	9.4
Reinvested distributions	4.9	4.6	0.3	—	—
Market gains and losses	80.8	58.1	3.7	10.9	8.1
Transfer	—	(1.3)	(0.3)	1.6	—
Acquisitions (4)	224.4	223.7	0.7	—	—
Foreign currency translation	(7.1)	0.5	(2.5)	(3.4)	(1.7)
September 30, 2019	1,184.4	858.3	70.1	135.7	120.3

December 31, 2017	937.6	610.4	93.6	144.5	89.1
Long-term inflows	154.6	75.9	10.0	46.0	22.7
Long-term outflows	(173.5)	(92.2)	(13.5)	(48.3)	(19.5)
Long-term net flows	(18.9)	(16.3)	(3.5)	(2.3)	3.2
Net flows in non-management fee earning AUM	3.7	3.7	(0.1)	0.1	—
Net flows in institutional money market funds	4.4	(2.3)	—	0.6	6.1
Total net flows	(10.8)	(14.9)	(3.6)	(1.6)	9.3
Reinvested distributions	3.0	2.6	0.4	—	—
Market gains and losses	12.4	15.4	(1.5)	0.8	(2.3)
Acquisitions (4)	47.6	38.1	—	—	9.5
Foreign currency translation	(8.9)	(0.9)	(3.0)	(3.0)	(2.0)
September 30, 2018	980.9	650.7	85.9	140.7	103.6
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile(3)
As of and for the Three Months Ended September 30, 2019 and 2018:

$ in billions	Total	Americas	UK	EMEA Ex UK	Asia
June 30, 2019	270.2	221.5	0.9	43.9	3.9
Long-term inflows	20.2	11.1	0.1	8.6	0.4
Long-term outflows	(15.6)	(9.1)	(0.1)	(5.9)	(0.5)
Long-term net flows	4.6	2.0	—	2.7	(0.1)
Net flows in non-management fee earning AUM	2.8	2.2	—	0.4	0.2
Net flows in institutional money market funds	—	—	—	—	—
Total net flows	7.4	4.2	—	3.1	0.1
Market gains and losses	0.2	—	(0.3)	0.3	0.2
Acquisitions (4)	—	—	—	—	—
Foreign currency translation	(0.4)	—	—	(0.4)	—
September 30, 2019	277.4	225.7	0.6	46.9	4.2

June 30, 2018	242.1	200.8	0.9	36.4	4.0
Long-term inflows	15.5	9.0	0.1	6.1	0.3
Long-term outflows	(15.7)	(8.3)	(0.2)	(6.9)	(0.3)
Long-term net flows	(0.2)	0.7	(0.1)	(0.8)	—
Net flows in non-management fee earning AUM	3.2	3.2	—	0.1	(0.1)
Net flows in institutional money market funds	—	—	—	—	—
Total net flows	3.0	3.9	(0.1)	(0.7)	(0.1)
Market gains and losses	9.6	8.8	—	0.8	—
Acquisitions (4)	0.2	—	—	—	0.2
Foreign currency translation	(0.1)	—	—	(0.1)	—
September 30, 2018	254.8	213.5	0.8	36.4	4.1
As of and for the Nine Months Ended September 30, 2019 and 2018:

$ in billions	Total	Americas	UK	EMEA Ex UK	Asia
December 31, 2018	221.0	184.0	0.7	32.6	3.7
Long-term inflows	60.4	34.8	0.3	24.1	1.2
Long-term outflows	(47.3)	(29.3)	(0.3)	(16.0)	(1.7)
Long-term net flows	13.1	5.5	—	8.1	(0.5)
Net flows in non-management fee earning AUM	8.6	6.2	0.2	2.0	0.2
Net flows in institutional money market funds	—	—	—	—	—
Total net flows	21.7	11.7	0.2	10.1	(0.3)
Market gains and losses	30.6	25.5	(0.3)	4.6	0.8
Acquisitions (4)	4.5	4.5	—	—	—
Foreign currency translation	(0.4)	—	—	(0.4)	—
September 30, 2019	277.4	225.7	0.6	46.9	4.2

December 31, 2017	198.8	160.1	0.8	34.7	3.2
Long-term inflows	50.8	28.2	0.3	21.2	1.1
Long-term outflows	(49.1)	(27.1)	(0.4)	(20.9)	(0.7)
Long-term net flows	1.7	1.1	(0.1)	0.3	0.4
Net flows in non-management fee earning AUM	3.7	3.7	(0.1)	0.1	—
Net flows in institutional money market funds	—	—	—	—	—
Total net flows	5.4	4.8	(0.2)	0.4	0.4
Market gains and losses	13.9	11.7	0.2	1.6	0.4
Acquisitions (4)	37.1	36.9	—	—	0.2
Foreign currency translation	(0.4)	—	—	(0.3)	(0.1)
September 30, 2018	254.8	213.5	0.8	36.4	4.1
____________

(1)
Channel refers to the internal distribution channel from which the AUM originated. Retail AUM represents AUM distributed by the company’s retail sales team. Institutional AUM represents AUM distributed by our institutional sales team. This aggregation is viewed as a proxy for presenting AUM in the retail and institutional markets in which the company operates.

(2)	Asset classes are descriptive groupings of AUM by common type of underlying investments.

(3)	Client domicile disclosure groups AUM by the domicile of the underlying clients.

(4)
The acquisition of OppenheimerFunds business on May 24, 2019 added $224.4 billion in AUM at that date. The acquisition of Guggenheim Investments' ETF business on April 6, 2018 added $38.1 billion in AUM at that date. As of July 1, 2018, we began including 100% of Invesco Great Wall Fund Management Company, which added $9.5 billion in AUM during the third quarter.

Results of Operations for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.
Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

			Variance				Variance
	Three months ended September 30,		2019 vs 2018		Nine months ended September 30,		2019 vs 2018
$ in millions	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Investment management fees	1,257.1	1,038.9	218.2	21.0%	3,252.1	3,133.1	119.0	3.8%
Service and distribution fees	385.1	248.0	137.1	55.3%	898.5	737.0	161.5	21.9%
Performance fees	14.9	7.9	7.0	88.6%	52.4	28.6	23.8	83.2%
Other	63.5	47.0	16.5	35.1%	171.6	159.5	12.1	7.6%
Total operating revenues	1,720.6	1,341.8	378.8	28.2%	4,374.6	4,058.2	316.4	7.8%
Third-party distribution, service and advisory expenses	(545.1)	(408.0)	(137.1)	33.6%	(1,364.9)	(1,236.0)	(128.9)	10.4%
Invesco Great Wall	44.7	28.4	16.3	57.4%	113.2	57.8	55.4	95.8%
CIP	8.5	4.7	3.8	80.9%	24.4	18.8	5.6	29.8%
Net revenues (1)	1,228.7	966.9	261.8	27.1%	3,147.3	2,898.8	248.5	8.6%
____________

(1)
Net revenues are operating revenues less third-party distribution, service and advisory expenses, plus net revenues from Invesco Great Wall, plus management and performance fees earned from CIP. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

The impact of foreign exchange rate movements decreased operating revenues by $15.8 million, equivalent to 0.9% of total operating revenues, during the three months ended September 30, 2019 when compared to the three months ended September 30, 2018. The impact of foreign exchange rate movements decreased operating revenues by $62.9 million, equivalent to 1.4% of total operating revenues, during the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018.
Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows), changes in the mix of investment products between asset classes and geographies and acquisitions may materially affect our revenues from period to period. As discussed in the “Executive Overview” section above, equity markets showed strong gains globally in the nine months ended September 30, 2019, with the three months ended September 30, 2019 reflecting more volatile equity markets.
Investment Management Fees
Investment management fees increased by $218.2 million (21.0%) in the three months ended September 30, 2019 to $1,257.1 million (three months ended September 30, 2018: $1,038.9 million). This compares to a 20.6% increase in average AUM. The impact of foreign exchange rate movements decreased investment management fees by $14.9 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. After allowing for foreign exchange movements, investment management fees increased by $233.1 million (22.4%). The increase is primarily a result of revenues earned from the acquired OppenheimerFunds business (acquired May 24, 2019).
Investment management fees increased by $119.0 million (3.8%) in the nine months ended September 30, 2019 to $3,252.1 million (nine months ended September 30, 2018: $3,133.1 million). This compares to a 9.2% increase in average AUM. The impact of foreign exchange rate movements decreased investment management fees by $59.0 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. After allowing for foreign exchange movements, investment management fees increased by $178.0 million (5.7%). The increase is primarily a result of revenues earned from the acquired OppenheimerFunds business (acquired May 24, 2019).

See the company’s disclosures regarding the changes in AUM and revenue yields during the three and nine months ended September 30, 2019 and September 30, 2018 in the “Assets Under Management” section above for additional information regarding the impact of changes in AUM on management fee yields.
Service and Distribution Fees
In the three months ended September 30, 2019, service and distribution fees increased by $137.1 million (55.3%) to $385.1 million when compared to three months ended September 30, 2018 of $248.0 million. The impact of foreign exchange rate movements decreased service and distribution fees by $0.8 million during the three months ended September 30, 2019 as compared to the third quarter of 2018. The total increase is composed of higher distribution fees of $72.2 million, transfer agency fees of $53.7 million, and administrative fees of $7.7 million. The increase is primarily a result of revenues earned from the acquired OppenheimerFunds business (acquired May 24, 2019).
In the nine months ended September 30, 2019, service and distribution fees increased by $161.5 million (21.9%) to $898.5 million when compared to nine months ended September 30, 2018 of $737.0 million. The impact of foreign exchange rate movements decreased service and distribution fees by $3.2 million during the nine months ended September 30, 2019 as compared to the third quarter of 2018. The total increase is made up of higher distribution fees of $98.9 million and transfer agency fees of $65.3 million offset by lower administrative fees of $8.8 million. The increase is primarily a result of revenues earned from the acquired OppenheimerFunds business (acquired May 24, 2019).
Performance Fees
Of our $1,184.4 billion in AUM at September 30, 2019, approximately $48.4 billion (4.1%) could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts.
In the three months ended September 30, 2019, performance fees increased by $7.0 million (88.6%) to $14.9 million when compared to the performance fees in the three months ended September 30, 2018 of $7.9 million. Performance fees during the third quarter of 2019 were primarily generated by real estate.
In the nine months ended September 30, 2019, performance fees increased by $23.8 million (83.2%) to $52.4 million when compared to the performance fees in the nine months ended September 30, 2018 of $28.6 million. Performance fees during the nine month period ended September 30, 2019 were primarily generated by real estate, public and private equity products.
Other Revenues
In the three months ended September 30, 2019, other revenues increased by $16.5 million (35.1%) to $63.5 million (three months ended September 30, 2018: $47.0 million). The impact of foreign exchange rate movements decreased other revenues by $0.1 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. After allowing for foreign exchange rate changes, the increase in other revenues of $16.6 million was primarily driven by an increase in transaction and front end fees.
In the nine months ended September 30, 2019, other revenues increased by $12.1 million (7.6%) to $171.6 million (nine months ended September 30, 2018: $159.5 million). After allowing for foreign exchange rate changes, the increase in other revenues of $12.3 million was primarily driven by an increase in transaction fees and a decrease in front end fees.
Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses increased by $137.1 million (33.6%) in the three months ended September 30, 2019 to $545.1 million (three months ended September 30, 2018: $408.0 million). The impact of foreign exchange rate movements decreased third-party distribution, service and advisory expenses by $1.8 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. After allowing for foreign exchange rate changes, the increase in third-party distribution, service and advisory expenses was $138.9 million. Included in this increase are increases of $112.1 million in service fees, $21.0 million in asset sales fees, $15.6 million in transaction fees, and $8.2 million in fund expenses offset by decreases in renewal commissions of $15.8 million. The increase is primarily a result of costs from the acquired OppenheimerFunds business (acquired May 24, 2019).
Third-party distribution, service and advisory expenses increased by $128.9 million (10.4%) in the nine months ended September 30, 2019 to $1,364.9 million (nine months ended September 30, 2018: $1,236.0 million). The impact of foreign exchange rate movements decreased third-party distribution, service and advisory expenses by $8.4 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. After allowing for foreign exchange rate changes, the increase in third-party distribution, service and advisory expenses was $137.3 million. Included in this increase is an increase of $129.0 million in service fees, $25.1 million in asset sales fees, $15.5 million in transaction fees, $15.3 million in fund expenses, partially offset by a decrease of $48.1 million in renewal commissions and $7.3 million in unitary fees. The increase is primarily a result of costs from the acquired OppenheimerFunds business (acquired May 24, 2019).
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
Revenues, net of third-party distribution expenses, from Invesco Great Wall were $44.7 million and average AUM was $37.4 billion, reflecting 100% of the flows and AUM for the three months ended September 30, 2019. The 2018 period included $28.4 million of revenues, net of third-party distribution expenses, from Invesco Great Wall and average AUM of $22.4 billion, reflecting 100% of the flows and AUM. The AUM increases are a result of significant growth in the China Money Market funds and therefore resulted in higher revenues.
Revenues, net of third-party distribution expenses, from Invesco Great Wall were $113.2 million and average AUM was $34.7 billion, reflecting 100% of the flows and AUM for the nine months ended September 30, 2019. Revenues, net of third-party distribution expenses, from Invesco Great Wall were $57.8 million and average AUM was $13.7 billion for nine months ended September 30, 2018, reflecting 100% of the flows and AUM for the three months ended September 30, 2018 and 49% of the flows and AUM for the six months ended June 30, 2018. The AUM increases are a result of significant growth in the China Money Market funds and therefore resulted in higher revenues.
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
The elimination of management fees earned from CIP was $8.5 million in the three months ended September 30, 2019 (three months ended September 30, 2018: $4.7 million). The increase is due to the increase in management fees earned from CLOs.
The elimination of management fees earned from CIP was $24.4 million in the nine months ended September 30, 2019 (nine months ended September 30, 2018: $18.8 million). The increase is due to the increase in management fees earned from CLOs.

Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

			Variance				Variance
	Three months ended September 30,		2019 vs 2018		Nine months ended September 30,		2019 vs 2018
$ in millions	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Third-party distribution, service and advisory	545.1	408.0	137.1	33.6%	1,364.9	1,236.0	128.9	10.4%
Employee compensation	446.0	380.7	65.3	17.2%	1,249.2	1,145.1	104.1	9.1%
Marketing	33.2	33.4	(0.2)	(0.6)%	94.6	93.5	1.1	1.2%
Property, office and technology	131.2	103.7	27.5	26.5%	353.3	302.5	50.8	16.8%
General and administrative	104.5	60.8	43.7	71.9%	282.5	231.5	51.0	22.0%
Transaction, integration, and restructuring	185.5	33.1	152.4	460.4%	536.5	75.1	461.4	614.4%
Total operating expenses	1,445.5	1,019.7	425.8	41.8%	3,881.0	3,083.7	797.3	25.9%
The tables below set forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	Three months ended September 30, 2019	% of Total Operating Expenses	% of Operating Revenues	Three months ended September 30, 2018	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	545.1	37.7%	31.7%	408.0	40.0%	30.4%
Employee compensation	446.0	30.9%	25.9%	380.7	37.3%	28.4%
Marketing	33.2	2.3%	1.9%	33.4	3.3%	2.5%
Property, office and technology	131.2	9.1%	7.6%	103.7	10.2%	7.7%
General and administrative	104.5	7.2%	6.1%	60.8	6.0%	4.5%
Transaction, integration, and restructuring	185.5	12.8%	10.8%	33.1	3.2%	2.5%
Total operating expenses	1,445.5	100.0%	84.0%	1,019.7	100.0%	76.0%

$ in millions	Nine months ended September 30, 2019	% of Total Operating Expenses	% of Operating Revenues	Nine months ended September 30, 2018	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	1,364.9	35.2%	31.2%	1,236.0	40.1%	30.5%
Employee compensation	1,249.2	32.2%	28.6%	1,145.1	37.1%	28.2%
Marketing	94.6	2.4%	2.2%	93.5	3.0%	2.3%
Property, office and technology	353.3	9.1%	8.1%	302.5	9.8%	7.5%
General and administrative	282.5	7.3%	6.5%	231.5	7.5%	5.7%
Transaction, integration, and restructuring	536.5	13.8%	12.3%	75.1	2.4%	1.9%
Total operating expenses	3,881.0	100.0%	88.7%	3,083.7	100.0%	76.0%
During the three months ended September 30, 2019, operating expenses increased by $425.8 million (41.8%) to $1,445.5 million (three months ended September 30, 2018: $1,019.7 million). The impact of foreign exchange rate movements decreased operating expenses by $11.5 million, or 0.8% of total operating expenses, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. During the nine months ended September 30, 2019, operating expenses increased by $797.3 million (25.9%) to $3,881.0 million (nine months ended September 30, 2018: $3,083.7 million). The impact of foreign exchange rate movements decreased operating expenses by $47.2 million, or 1.2% of total operating expenses, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. For the periods ended September 30, 2019, the acquisition of OppenheimerFunds had a significant impact on operating expenses, including a significant increase in transaction, integration, and restructuring expense during the period. The remaining variances are from the activities of the business and are addressed below on a line-item by line-item basis.

Third-Party Distribution, Service and Advisory Expenses
Third-party distribution, service and advisory expenses are discussed above in the operating revenues and net revenues section.
Employee Compensation
Employee compensation increased $65.3 million (17.2%) to $446.0 million in the three months ended September 30, 2019 (three months ended September 30, 2018: $380.7 million). The impact of foreign exchange rate movements decreased employee compensation by $5.3 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. After allowing for foreign exchange rate changes, there was an increase in employee compensation of $70.6 million. This increase was primarily related to an increase in base salaries of $30.7 million and variable compensation of $34.8 million. These increases were driven by increased headcount as a result of the OppenheimerFunds acquisition (acquired May 24, 2019).
Employee compensation increased $104.1 million (9.1%) to $1,249.2 million in the nine months ended September 30, 2019 (nine months ended September 30, 2018: $1,145.1 million). The impact of foreign exchange rate movements decreased employee compensation by $23.0 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. After allowing for foreign exchange rate changes, there was an increase in employee compensation of $127.1 million. This increase was related to increases in base salaries of $64.3 million and variable compensation of $58.7 million. These increases were driven by increased headcount as a result of the OppenheimerFunds acquisition (acquired May 24, 2019).
Headcount at September 30, 2019 was 8,835 (September 30, 2018: 7,410), with the increase primarily attributable to acquisitions.
Marketing
Marketing expenses decreased $0.2 million (0.6%) to $33.2 million in the three months ended September 30, 2019 (three months ended September 30, 2018: $33.4 million). The impact of foreign exchange rate movements decreased marketing expenses by $0.6 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. After allowing for foreign exchange rate changes, the increase in marketing expenses was $0.4 million.
Marketing expenses increased $1.1 million (1.2%) to $94.6 million in the nine months ended September 30, 2019 (nine months ended September 30, 2018: $93.5 million). The impact of foreign exchange rate movements decreased marketing expenses by $2.0 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. After allowing for foreign exchange rate changes, the increase in marketing expenses was $3.1 million.
Property, Office and Technology
Property, office and technology costs increased by $27.5 million (26.5%) to $131.2 million in the three months ended September 30, 2019 (three months ended September 30, 2018: $103.7 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $1.5 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. After allowing for foreign exchange rate movements, the increase was $29.0 million. This increase was primarily comprised of depreciation and maintenance of $12.1 million, property expenses of $8.2 million and outsourced administration costs of $6.6 million.
Property, office and technology costs increased by $50.8 million (16.8%) to $353.3 million in the nine months ended September 30, 2019 (nine months ended September 30, 2018: $302.5 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $5.8 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. After allowing for foreign exchange rate movements, the increase was $56.6 million. This increase was comprised of depreciation and maintenance of $27.5 million, outsourced administration costs of $12.9 million and property expenses of $12.4 million.
General and Administrative
General and administrative expenses increased by $43.7 million (71.9%) to $104.5 million in the three months ended September 30, 2019 (three months ended September 30, 2018: $60.8 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $2.3 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. After allowing for foreign exchange rate movements, the increase was $46.0 million. The increase is related primarily to the credit for increased recoverable VAT received in third quarter of 2018 of $26.7 million and increases in professional fees of $7.8 million.

General and administrative expenses increased by $51.0 million (22.0%) to $282.5 million in the nine months ended September 30, 2019 (nine months ended September 30, 2018: $231.5 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $8.0 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. After allowing for foreign exchange rate movements, the increase was $59.0 million. The increase is related primarily to the credit for increased recoverable VAT received in the third quarter of 2018 of $26.7 million and increases in professional fees of $23.8 million.
Transaction, Integration, and Restructuring
Transaction, integration, and restructuring charges were $185.5 million for the three months ended September 30, 2019 (three months ended September 30, 2018: $33.1 million). Within the transaction, integration, and restructuring related costs, $179.4 million resulted from the OppenheimerFunds acquisition, which included severance and other personnel-related charges of $95.2 million, share-based compensation expenses of $4.0 million, legal, consulting and other professional fees of $56.9 million, property and equipment expenses of $1.6 million, marketing expenses of $11.5 million, and amortization of intangible assets of $10.2 million. Transaction, integration, and restructuring costs from other acquisitions included amortization of management contracts and other intangible assets of $6.1 million.
Transaction, integration, and restructuring charges were $536.5 million for the nine months ended September 30, 2019 (nine months ended September 30, 2018: $75.1 million). Within the transaction, integration, and restructuring related costs, $510.0 million resulted from the OppenheimerFunds acquisition, which included severance-related charges of $258.3 million, share-based compensation expenses of $29.8 million, legal, consulting and other professional fees of $175.4 million, property and equipment expenses of $17.8 million, marketing expenses of $15.3 million and amortization of intangible assets of $13.4 million. Transaction, integration, and restructuring costs from other acquisitions included amortization of management contracts and other intangible assets of $19.3 million.
Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

			Variance				Variance
	Three months ended September 30,		2019 vs 2018		Nine months ended September 30,		2019 vs 2018
$ in millions	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Equity in earnings of unconsolidated affiliates	19.8	11.8	8.0	67.8%	46.9	28.8	18.1	62.8%
Interest and dividend income	5.9	4.0	1.9	47.5%	14.5	11.0	3.5	31.8%
Interest expense	(35.0)	(29.6)	(5.4)	18.2%	(101.1)	(82.3)	(18.8)	22.8%
Other gains and losses, net	13.8	5.9	7.9	133.9%	69.0	1.9	67.1	3,531.6%
Other income/(expense) of CIP, net	37.0	28.1	8.9	31.7%	127.0	56.2	70.8	126.0%
Total other income and expenses	41.5	20.2	21.3	105.4%	156.3	15.6	140.7	901.9%
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates increased by $8.0 million to $19.8 million in the three months ended September 30, 2019 (three months ended September 30, 2018: $11.8 million). The increase in equity in earnings is driven by an increase in earnings from our private equity, real estate and other investments.
Equity in earnings of unconsolidated affiliates increased by $18.1 million to $46.9 million in the nine months ended September 30, 2019 (nine months ended September 30, 2018: $28.8 million). The increase in equity in earnings is driven by an increase in earnings from our private equity, real estate and other investments.
Interest expense
Interest expense increased by $5.4 million to $35.0 million in the three months ended September 30, 2019 (three months ended September 30, 2018: $29.6 million). The increase is primarily driven by the interest on the forward contracts, which amounted to $7.0 million in interest.
Interest expense increased by $18.8 million to $101.1 million in the nine months ended September 30, 2019 (nine months ended September 30, 2018: $82.3 million). The increase is primarily driven by the interest on the forward contracts, which amounted to $18.5 million in interest.

Other gains and losses, net
Other gains and losses, net was a gain of $13.8 million in the three months ended September 30, 2019 (three months ended September 30, 2018: $5.9 million gain). Included in the gain were $10.3 million of net gains related to the mark-to-market on seed money investments, $7.0 million related to net foreign exchange gains on intercompany loans, $2.3 million related to foreign put option contracts, and $1.4 million of gains related to our defined benefit pension plans. These gains were partially offset by net losses during the period of $4.3 million on investments and instruments held for our deferred compensation plans and $3.3 million of net realized investment losses.
Other gains and losses, net was a gain of $69.0 million in the nine months ended September 30, 2019 (nine months ended September 30, 2018: $1.9 million gain). Included in the gain were $39.1 million of net gains related to the mark-to-market on seed money investments, $23.3 million of gains on the appreciation of investments and instruments held for our deferred compensation plans, $11.2 million of net foreign exchange gains on intercompany loans and $4.3 million of gains related to our defined benefit pension plans. These gains were partially offset by net losses during the period of $2.1 million of net realized investment losses and $1.1 million related to foreign put option contracts.
Other income/(expense) of CIP
Other income/(expense) of CIP includes interest and dividend income, interest expense, and other gains/(losses) of CIP.
In the three months ended September 30, 2019, interest and dividend income of CIP increased by $19.4 million (27.3%) to $90.4 million (three months ended September 30, 2018: $71.0 million). Interest expense of CIP increased by $6.3 million (12.2%) to $58.0 million (three months ended September 30, 2018: $51.7 million).
In the nine months ended September 30, 2019, interest and dividend income of CIP increased by $65.8 million (33.6%) to $261.8 million (nine months ended September 30, 2018: $196.0 million). Interest expense of CIP increased by $33.3 million (24.2%) to $170.8 million (nine months ended September 30, 2018: $137.5 million).
The increase in interest income and interest expense of CIP in 2019 is primarily due to the impact of newly consolidated CLOs and other funds during 2019, partially offset by the impact of funds deconsolidated during the three months ended and nine months ended September 30, 2019.
Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the three months ended September 30, 2019, other gains and losses of CIP were net gains of $4.6 million as compared to net gains of $8.8 million in the three months ended September 30, 2018. The net gains during the three months ended September 30, 2019 were attributable to market-driven gains of investments held by consolidated funds.
Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the nine months ended September 30, 2019, other gains and losses of CIP were net gains of $36.0 million as compared to net losses of $2.3 million in the nine months ended September 30, 2018. The net gains during the nine months ended September 30, 2019 were attributable to market-driven gains of investments held by consolidated funds.
Net impact of CIP and related noncontrolling interests in consolidated entities
The net impact to net income attributable to Invesco Ltd. in each period primarily represents the changes in the value of the company’s holding in its consolidated CLOs, which is reclassified into other gains/(losses) from accumulated other comprehensive income upon consolidation. The consolidation of investment products during the three months ended September 30, 2019 resulted in a net decrease in net income attributable to Invesco Ltd. of $1.9 million (three months ended September 30, 2018: $11.3 million increase). The consolidation of investment products during the nine months ended September 30, 2019 resulted in a net decrease in net income attributable to Invesco Ltd. of $1.3 million (nine months ended September 30, 2018: $9.7 million increase). CIP are taxed at the investor level and not at the product level; therefore, there is no tax provision reflected in the net impact of CIP.
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
Our effective tax rate increased to 23.4% for the three months ended September 30, 2019 (three months ended September 30, 2018: 17.8%). The three months ended September 30, 2019 includes a net 1.2% rate increase resulting from business acquisitions including the impact from non-tax deductible transaction, integration, and restructuring costs. The inclusion of income from non-controlling interests in consolidated entities decreased our effective tax rate by 0.8% for the three months ended September 30, 2019 (three months ended September 30, 2018: 0.7%). The remainder of the rate movement was primarily due to changes in the mix of pre-tax income.
Our effective tax rate increased to 23.8% for the nine months ended September 30, 2019 (nine months ended September 30, 2018: 20.4%). The nine months ended September 30, 2019 includes a 1.5% rate increase related to vestings of our annual common share-based compensation awards, a net 1.9% rate increase from business acquisitions including the impact from non-tax deductible transaction, integration, and restructuring costs partially offset by a 0.6% rate decrease related to the favorable resolution of a state tax audit. The inclusion of income from non-controlling interests in consolidated entities decreased our effective tax rate by 1.8% for the nine months ended September 30, 2019 (nine months ended September 30, 2018: 0.4%). The remainder of the rate movement was primarily due to changes in the mix of pre-tax income.
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
Reconciliation of Operating revenues to Net revenues:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2019	2018	2019	2018
Operating revenues, U.S. GAAP basis	1,720.6	1,341.8	4,374.6	4,058.2
Invesco Great Wall (1)	44.7	28.4	113.2	57.8
Third party distribution, service and advisory expenses (2)	(545.1)	(408.0)	(1,364.9)	(1,236.0)
CIP (3)	8.5	4.7	24.4	18.8
Net revenues	1,228.7	966.9	3,147.3	2,898.8

Reconciliation of Operating income to Adjusted operating income:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2019	2018	2019	2018
Operating income, U.S. GAAP basis	275.1	322.1	493.6	974.5
Invesco Great Wall (1)	24.2	11.7	58.3	23.3
CIP (3)	17.9	9.8	42.0	33.3
Transaction, integration, and restructuring (4)	185.5	33.1	536.5	75.1
Compensation expense related to market valuation changes in deferred compensation plans (5)	(0.1)	3.9	19.9	8.2
Other reconciling items (6)	—	(22.8)	—	(22.8)
Adjusted operating income	502.6	357.8	1,150.3	1,091.6

Operating margin*	16.0%	24.0%	11.3%	24.0%
Adjusted operating margin**	40.9%	37.0%	36.5%	37.7%
Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

	Three months ended September 30,		Nine months ended September 30,
$ in millions, except per common share data	2019	2018	2019	2018
Net income attributable to Invesco Ltd., U.S. GAAP basis	167.1	269.6	384.9	768.6
CIP (3)	1.9	(11.3)	1.3	(9.7)
Transaction, integration, and restructuring, net of tax (4)	154.1	35.9	442.4	80.2
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (5)	2.3	0.7	(3.7)	5.7
Other reconciling items, net of tax (6)	(0.2)	(20.5)	5.5	(23.4)
Adjusted net income attributable to Invesco Ltd.	325.2	274.4	830.4	821.4

Average common shares outstanding - diluted	466.9	414.4	434.6	413.4
Diluted EPS	$0.36	$0.65	$0.89	$1.86
Adjusted diluted EPS***	$0.70	$0.66	$1.91	$1.99
____________

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

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

(4)	Transaction, integration, and restructuring related adjustments
Management believes it is useful to investors and other users of our Consolidated Financial Statements to adjust for the transaction, integration, and restructuring charges in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition and disposition related income or charges. See “Results of Operations for the three and nine months ended months ended September 30, 2019 and 2018 -- Transaction, Integration, and Restructuring” for additional details.

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

See below for a reconciliation of deferred compensation related items:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2019	2018	2019	2018
Market movement on deferred compensation plan liabilities:
Compensation expense related to market valuation changes in deferred compensation liability	(0.1)	3.9	19.9	8.2
Adjustments to operating income	(0.1)	3.9	19.9	8.2
Market valuation changes and dividend income from investments and instruments held related to deferred compensation plans in other income/(expense)	3.2	(3.0)	(24.7)	(0.8)
Taxation:
Taxation on deferred compensation plan market valuation changes and dividend income less compensation expense	(0.8)	(0.2)	1.1	(1.7)
Adjustments to net income attributable to Invesco Ltd.	2.3	0.7	(3.7)	5.7

(6)	Other reconciling items
Each of these other reconciling items has been adjusted from U.S. GAAP to arrive at the company’s non-GAAP financial measures for the reasons either outlined in the paragraphs above, due to the unique character and magnitude of the reconciling item, or because the item represents a continuation of a reconciling item adjusted from U.S. GAAP in a prior period.

$ in millions	Three months ended September 30,		Nine months ended September 30,
Other non-GAAP adjustments:	2019	2018	2019	2018
Prior period impact of multi-year VAT tax recovery (b)	—	(22.8)	—	(22.8)
Foreign exchange hedge (a)	(3.6)	(2.3)	(1.3)	(5.9)
Acquisition-related contingent consideration	3.2	(0.4)	8.5	(0.6)
Taxation on prior period impact of multi-year VAT tax recovery (b)	—	4.3	—	4.3
Taxation on foreign exchange hedge amortization (a)	1.0	0.6	0.3	1.4
Taxation on acquisition-related contingent consideration	(0.8)	0.1	(2.0)	0.2
Adjustments to net income attributable to Invesco Ltd.	(0.2)	(20.5)	5.5	(23.4)
____________

(a)
Included within other gains and losses, net is the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar foreign exchange rates. The Pound Sterling contracts provide coverage through June 30, 2020. The adjustment from U.S. GAAP to non-GAAP earnings removes the impact of market volatility; therefore, the company’s non-GAAP results include only the amortization of the cost of the contracts during the contract period.

(b)
As a result of an increase in our recoverable VAT from applying additional regulatory guidance, a credit was recorded in the third quarter 2018. The portion of the cumulative adjustment representing 2014 through 2017 has been removed for non-GAAP purposes.

Balance Sheet Discussion(1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP and policyholder balances for the reasons outlined in footnote 1 to the table:

	As of September 30, 2019				As of December 31, 2018
Balance sheet information $ in millions	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted
ASSETS
Cash and cash equivalents	1,048.6	—	—	1,048.6	1,147.7	—	—	1,147.7
Unsettled fund receivables	302.5	—	—	302.5	191.3	—	—	191.3
Investments	847.0	(661.3)	—	1,508.3	613.5	(610.9)	—	1,224.4
Assets of CIP:				—				—
Investments and other assets of CIP	7,208.1	7,208.1	—	—	6,324.3	6,324.3	—	—
Cash and cash equivalents of CIP	485.7	485.7	—	—	657.7	657.7	—	—
Assets held for policyholders	10,442.4	—	10,442.4	—	11,384.8	—	11,384.8	—
Goodwill and intangible assets, net	15,670.0	—	—	15,670.0	9,333.2	—	—	9,333.2
Other assets (2)	1,887.1	(5.0)	—	1,892.1	1,325.9	(5.0)	—	1,330.9
Total assets	37,891.4	7,027.5	10,442.4	20,421.5	30,978.4	6,366.1	11,384.8	13,227.5
LIABILITIES
Liabilities of CIP:
Debt of CIP	5,484.3	5,484.3	—	—	5,226.0	5,226.0	—	—
Other liabilities of CIP	757.8	757.8	—	—	387.6	387.6	—	—
Policyholder payables	10,442.4	—	10,442.4	—	11,384.8	—	11,384.8	—
Unsettled fund payables	280.1	—	—	280.1	178.7	—	—	178.7
Long-term debt	2,296.6	—	—	2,296.6	2,408.8	—	—	2,408.8
Other liabilities (3)	4,270.6	—	—	4,270.6	2,060.1	—	—	2,060.1
Total liabilities	23,531.8	6,242.1	10,442.4	6,847.3	21,646.0	5,613.6	11,384.8	4,647.6
EQUITY
Total equity attributable to Invesco Ltd.	13,573.2	(0.1)	—	13,573.3	8,578.8	(0.1)	—	8,578.9
Noncontrolling interests (4)	786.4	785.5	—	0.9	753.6	752.6	—	1.0
Total equity	14,359.6	785.4	—	13,574.2	9,332.4	752.5	—	8,579.9
Total liabilities and equity	37,891.4	7,027.5	10,442.4	20,421.5	30,978.4	6,366.1	11,384.8	13,227.5
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
Cash and cash equivalents
Cash and cash equivalents decreased by $99.1 million from $1,147.7 million at December 31, 2018 to $1,048.6 million at September 30, 2019. See “Cash Flows Discussion” in the following section within this Management’s Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Investments
As of September 30, 2019, we had $847.0 million in total investments (December 31, 2018: $613.5 million). Included in investments are $253.5 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $209.7 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments increased by a net $50.7 million during the nine months ended September 30, 2019. The increase in the period reflects purchases of $71.6 million, a non-cash increase of $10.7 million due to the OppenheimerFunds acquisition, a non-cash increase of $40.3 million due to the deconsolidation of certain CIP in the period (restoring the company’s formerly eliminated investment balances), and $29.5 million driven by market valuation changes and foreign exchange movements. These increases in the period were partially offset by redemptions of $101.5 million. Investments related to deferred compensation awards increased by a net $131.1 million during the period due to the OppenheimerFunds acquisition of $165.9 million, net purchases of $2.4 million and $12.3 million driven by market valuation changes and foreign exchange movements. These increases were partially offset by dispositions of $49.5 million.
Included in investments are $338.2 million in equity method investments in Invesco Great Wall and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2018: $296.3 million). The increase of $41.9 million in equity method investments was driven by an increase from partnership contributions of $72.7 million and $47.6 million in current period earnings. This increase was partially offset by a decrease of $66.7 million due to distributions from partnership investments and $4.7 million in foreign exchange rates. Also included in investments are foreign time deposits of $26.5 million, a decrease of $1.6 million from the December 31, 2018 balance of $28.1 million.
Assets held for policyholders and policyholder payables
One of our subsidiaries, Invesco Pensions Limited, is an insurance company that was established to facilitate retirement savings plans in the UK. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The decrease in the balance of these accounts from $11,384.8 million at December 31, 2018 to $10,442.4 million at September 30, 2019 was the result of decreases in market movements of $634.9 million and $379.9 million in foreign exchange rate movements offset by net business inflows of $72.4 million.
Intangible Assets, net
Intangible assets increased from $2,176.1 million at December 31, 2018, to $7,339.5 million at September 30, 2019. The increase includes an additional $5,189.0 million primarily related to the preliminary purchase price allocation to intangible assets from the OppenheimerFunds acquisition. This increase is offset by amortization of $32.9 million and decreases in foreign exchange movements of $8.7 million.
Goodwill
Goodwill increased from $7,157.1 million at December 31, 2018, to $8,330.5 million at September 30, 2019. The increase includes $1,199.5 million primarily related to the preliminary purchase price allocation to goodwill from the OppenheimerFunds and foreign exchange movements of $26.1 million. The company’s annual goodwill impairment review is performed as of October 1 of each year.
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
Common share repurchases
During the third quarter, 0.8 million common shares were withheld on vesting events in the amount of $14.8 million relating to purchases of shares from employees to satisfy tax withholding requirements at the time of share vesting. Additionally, the company entered into two forward contracts under the company’s board-approved open market share repurchase program. In July 2019, the counterparty purchased $200 million (10.0 million shares) of the company’s common shares. In September 2019, the counterparty purchased $100 million (6.0 million shares) of the company’s common shares. The common shares are included as treasury shares in the company’s balance sheet and reduced outstanding common shares as of July 30, 2019 and September 27, 2019, respectively. Both contracts will be settled on April 1, 2021.
The forward contract completed in the fourth quarter of 2018 for $300 million of common shares settled on July 1, 2019.
Other items
Certain of our subsidiaries are required to maintain minimum levels of capital. Such requirements may change from time-to-time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance, and review from regulators. These and other similar provisions of applicable laws and regulations may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries (the European sub-group) are subject to consolidated capital requirements under EU Directives, including those arising from the EU’s Capital Requirements Directive and the UK’s Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. We are in compliance with all regulatory minimum net capital requirements. As of September 30, 2019, the company’s minimum regulatory capital requirement was $705.6 million (December 31, 2018: $720.2 million). The total amount of non-U.S. cash and cash equivalents was $845.1 million at September 30, 2019 (December 31, 2018: $996.7 million).
The consolidation of $7.7 billion and $5.5 billion of assets and long-term debt of CIP as of September 30, 2019, respectively, did not impact the company’s liquidity and capital resources. The company’s risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees. The majority of CIP balances related to consolidated CLOs. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management and performance fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, Financial Statements - Note 14, “Consolidated Investment Products,” for additional details.
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

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flow information, excluding the impact of the cash flows of Consolidated Investment Products for the reasons outlined in footnote 1 to the table:

Cash flow information(1)	Nine months ended September 30, 2019			Nine months ended September 30, 2018
$ in millions	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash and cash equivalents, beginning of the period	1,805.4	657.7	1,147.7	2,517.7	511.3	2,006.4
Cash flows from operating activities(1)	653.0	(116.3)	769.3	662.1	(225.3)	887.4
Cash flows from investing activities	(769.3)	(934.3)	165.0	(2,682.9)	(1,140.1)	(1,542.8)
Cash flows from financing activities	(123.9)	893.6	(1,017.5)	1,584.1	1,276.3	307.8
Increase/(decrease) in cash and cash equivalents	(240.2)	(157.0)	(83.2)	(436.7)	(89.1)	(347.6)
Foreign exchange movement on cash and cash equivalents	(23.5)	(7.6)	(15.9)	(29.0)	(1.7)	(27.3)
Net cash inflows (outflows) upon consolidation/deconsolidation of CIP	(7.4)	(7.4)	—	(137.7)	(137.7)	—
Cash and cash equivalents, end of the period	1,534.3	485.7	1,048.6	1,914.3	282.8	1,631.5

Cash and cash equivalents	1,048.6	—	1,048.6	1,631.5	—	1,631.5
Cash and cash equivalents of CIP	485.7	485.7	—	282.8	282.8	—
Total cash and cash equivalents per consolidated statement of cash flows	1,534.3	485.7	1,048.6	1,914.3	282.8	1,631.5
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

As discussed in Note 2, “Business Combinations,” the OppenheimerFunds acquisition purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the transaction. The issuance of common stock and preferred stock consideration represents a non-cash financing activity related to the statement of cash flows.
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
During the nine months ended September 30, 2019, cash provided by operating activities was $653.0 million compared to $662.1 million provided during the nine months ended September 30, 2018. As shown in the tables above, the impact of CIP to cash provided by operating activities was $116.3 million of cash used during the nine months ended September 30, 2019 compared to $225.3 million of cash used during the nine months ended September 30, 2018. Excluding the impact of CIP, cash provided by operations was $769.3 million during the nine months ended September 30, 2019 compared to $887.4 million of cash provided by operating activities during the nine months ended September 30, 2018. The decrease was due to lower net income in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 driven by transaction and integration expenses of $536.5 million for the period compared to $75.1 million in the prior period due to the acquisition in the second quarter of 2019. Partially offsetting the decrease in net income’s impact on operating cash flows were net inflows from the changes in payables and receivables due to the timing of payments and receipts, primarily related to the acquisition, compared to net outflows in the prior period as well as cash inflows from net investment redemptions in the current period compared to net investment purchases in the prior period.

Investing Activities
Net cash used in investing activities totaled $769.3 million for the nine months ended September 30, 2019 (nine months ended September 30, 2018: net cash used of $2,682.9 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $934.3 million used (nine months ended September 30, 2018: $1,140.1 million used). Excluding the impact of CIP cash flows, net cash provided by investing activities was $165.0 million (nine months ended September 30, 2018: net cash used of $1,542.8 million).
Cash inflows for the nine months ended September 30, 2019, excluding the impact of CIP, included net cash acquired of $328.7 million primarily related to the OppenheimerFunds acquisition, proceeds of $175.5 million from sales and returns of capital of investments (nine months ended September 30, 2018: $148.1 million). These inflows were partially offset by purchases of investments of $263.6 million (nine months ended September 30, 2018: $153.3 million). Cash outflows for the nine months ended September 30, 2018 included $1,469.3 million related to previous acquisitions.
During the nine months ended September 30, 2019, the company had capital expenditures of $75.6 million (nine months ended September 30, 2018: $68.3 million). Our capital expenditures in each period principally related to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up business recovery systems. Also, in each period, a portion of these costs related to improvements made to the various buildings and workspaces used in our offices.
Financing Activities
Net cash used in financing activities totaled $123.9 million for the nine months ended September 30, 2019 (nine months ended September 30, 2018: net cash provided of $1,584.1 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $893.6 million (nine months ended September 30, 2018: cash provided of $1,276.3 million). Excluding the impact of CIP, financing activities used net cash of $1,017.5 million in the nine months ended September 30, 2019 (nine months ended September 30, 2018: net cash provided of $307.8 million).
Financing cash outflows during the nine months ended September 30, 2019 included repayments of $113.9 million on the credit facility (nine months ended September 30, 2018: borrowing of $737.2 million), $372.0 million of common dividend payments for the dividends declared in January, April, and July (nine months ended September 30, 2018: common dividends paid of $368.3 million), $64.4 million of preferred dividend payments for dividends declared in July (nine months ended September 30, 2018: none), $300 million settlement of the forward contract completed in the fourth quarter of 2018 for the purchase of common shares (nine months ended September 30, 2018: none), the purchase of common shares through market transactions totaling $100.0 million (nine months ended September 30, 2018: none), the payment of $55.4 million to meet employees’ withholding tax obligations on common share vestings (nine months ended September 30, 2018: $49.7 million) and a payment of $11.8 million of contingent consideration (nine months ended September 30, 2018: $11.4 million).
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
On October 23, 2019, the company announced a third quarter 2019 cash dividend of $0.31 per share to holders of common shares, payable on December 2, 2019, to shareholders of record at the close of business on November 12, 2019 with an ex-dividend date of November 8, 2019.
On October 23, 2019 the company announced a preferred dividend of $14.75 per share to the holders of preferred shares, representing the period from September 1, 2019 through November 30, 2019. The preferred dividend is payable on December 2, 2019 to shareholders of record at close of business on November 15, 2019. As the preferred dividend has been declared in the fourth quarter, $59.2 million will be reflected in the company’s fourth quarter income statement.
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

Common Share Repurchase Plan
During the three months ended September 30, 2019, the company did not make any repurchases of common shares in the market (three months ended September 30, 2018: none). During the nine months ended September 30, 2019, the company repurchased 5.0 million common shares in the market at a cost $100.0 million (nine months ended September 30, 2018: none). Separately, an aggregate of 0.8 million and 3.1 million common shares were withheld on vesting events during the three and nine months ended September 30, 2019 to meet employees’ withholding tax obligations (three and nine months ended September 30, 2018: 0.1 million and 1.5 million shares). The fair value of these common shares withheld at the respective withholding dates was $14.8 million and $60.0 million during the three and nine months ended September 30, 2019 (three and nine months ended September 30, 2018: $2.9 million and $49.7 million).
Also, on May 13, 2019, July 2, 2019 and August 27, 2019, the company entered into forward contracts to purchase its common shares. Under these contracts, the counterparty purchased $200 million, $200 million and 100 million (9.8 million, 10.0 million and 6.0 million shares) of the company’s common shares. The common shares are included as treasury shares and reduced common outstanding shares as of September 30, 2019. At September 30, 2019, approximately $743.0 million remains available under the share repurchase authorizations approved by the Board on July 22, 2016.
Long-term debt
Our long-term debt at September 30, 2019 was $2,296.6 million (December 31, 2018: $2,408.8 million) and was comprised of the following:

$ in millions	September 30, 2019	December 31, 2018
$1.5 billion floating rate credit facility expiring August 11, 2022	216.9	330.8
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	597.9	597.5
$600 million 4.000% - due January 30, 2024	595.6	594.9
$500 million 3.750% - due January 15, 2026	496.0	495.6
$400 million 5.375% - due November 30, 2043	390.2	390.0
Long-term debt	2,296.6	2,408.8
For the nine months ended September 30, 2019, the company’s weighted average cost of debt was 3.93% (nine months ended September 30, 2018: 3.81%).
Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of September 30, 2019, we were in compliance with our financial covenants. At September 30, 2019, our leverage ratio was 1.40:1.00 (December 31, 2018: 1.51:1.00), and our interest coverage ratio was 12.67:1.00 (December 31, 2018: 14.37:1.00).

The September 30, 2019 coverage ratio calculations are as follows:

$ millions	Total	Q3 2019	Q2 2019	Q1 2019	Q4 2018
Net income attributable to Invesco Ltd.	499.1	167.1	40.1	177.7	114.2
Dividends on preferred shares	64.4	64.4	—	—	—
Impact of CIP on net income attributable to Invesco Ltd.	2.2	1.9	(1.6)	1.0	0.9
Tax expense	207.9	74.0	14.5	66.2	53.2
Amortization/depreciation	161.6	48.5	40.3	36.3	36.5
Interest expense	130.3	35.0	33.0	33.1	29.2
Common share-based compensation expense	206.7	49.4	59.6	49.8	47.9
Unrealized gains and losses from investments, net*	2.8	(4.7)	(7.7)	(13.1)	28.3
Pre-acquisition EBITDA of acquired business	375.8	—	83.9	102.7	189.2
EBITDA**	1,650.8	435.6	262.1	453.7	499.4
Adjusted debt**	$2,307.6
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	1.40
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	12.67
____________

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however, management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals total debt of $2,296.6 million plus $11.0 million in letters of credit.

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
Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of September 30, 2019, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,048.6 million. See Part I, Item 1, Financial Statements - Note 15, “Related Parties,” for information regarding cash and cash equivalents invested in affiliated money market funds.
The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.

Liquidity Risk
Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as the same become due. The company is exposed to liquidity risk through its $2,296.6 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities, and engaging external financing sources in regular dialogue.
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
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension, and acquisition contracts. During the nine months ended September 30, 2019, the company entered into contractual obligations that require future cash payments. On May 13, 2019, the company entered into a forward contract to purchase $200 million of its common shares. Additionally on July 2, 2019, the company entered into a forward contract to purchase $200 million of its common shares, and on August 27, 2019, the company entered into a forward contract to purchase $100 million of its common shares. The forward contract completed in the fourth quarter of 2018 for $300 million of common shares settled on July 1, 2019. See Part I, Item 1, Financial Statements - Note 6, “Share Capital” for additional details. As of May 24, 2019, the company recorded a lease liability of approximately $144.0 million in connection with the OppenheimerFunds acquisition. See Part I, Item 1, Financial Statements - Note 1, “Accounting Policies - Accounting Pronouncements Recently Adopted” for additional details.
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
Recent Accounting Standards
See Part I, Item 1, Financial Statements - Note 1, “Accounting Policies - Accounting Pronouncements Recently Adopted.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk, and foreign exchange rate risk. There have not been any material changes to the company’s exposures to market risks during the period ended September 30, 2019 that would require an update to the disclosures provided in the most recent Form 10-K.
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
Interest Rate Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. See Part I, Item 1, Financial Statements - Note 5, “Long-Term Debt” for details of the company’s long-term debt arrangements. As of September 30, 2019, the interest rates on 90.6% of the company’s borrowings were fixed for a weighted average period of 8.2 years, and the company had a $216.9 million balance on its floating rate credit facility.
Foreign Exchange Rate Risk
The company has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco Ltd. During the second quarter, the company entered into additional put option contracts to hedge its Pound-Sterling-based operating income through June 30, 2020. These new put option contracts are set at a strike level of $1.250 based on the average daily foreign exchange rates for the applicable time period.
The company is exposed to foreign exchange revaluation into the Condensed Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation gains were $9.0 million in the nine months ended September 30, 2019 (nine months ended September 30, 2018: $4.8 million gains), and are included in general and administrative expenses and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation and have put in place net investment hedge structures discussed in Part I, Item 1, Financial Statements - Note 7, “Other Comprehensive Income/(Loss).”

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
We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2019. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated any change in our internal control over financial reporting that occurred during the three months ended September 30, 2019 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended September 30, 2019:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
July 1-31, 2019	10,342,419	$20.00	10,000,645	$843.0
August 1-31, 2019	351,534	$17.82	—	$843.0
September 1-30, 2019	6,131,521	$16.58	6,026,088	$743.0
Total	16,825,474		16,026,733

(1)	An aggregate of 798,741 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.

(2)	At September 30, 2019, a balance of $743.0 million remains available under the share repurchase authorization approved by the Board on July 22, 2016.

Item 6. Exhibits
Exhibit Index

3.1
Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2
Third Amended and Restated Bye-Laws of Invesco Ltd., incorporating amendments up to and including May 11, 2017, incorporated by reference to exhibit 3.2 to Invesco’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the Securities and Exchange Commission on July 27, 2017

3.3
Certificate of Designation for the 5.900% fixed rate non-cumulative perpetual series A preference shares, par value $0.20 per share, of Invesco Ltd. incorporated by reference to Exhibit 3.1 to the Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2019

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
October 23, 2019	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

October 23, 2019	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer