Form 10-K
period 2019-12-31
Invesco Ltd.
filed 2020-03-02
CIK 914208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-13908
Invesco Ltd.
(Exact Name of Registrant as Specified in Its Charter)

Bermuda				98-0557567
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)

1555 Peachtree Street, N.E.,	Suite 1800,	Atlanta,	GA	30309
(Address of Principal Executive Offices)				(Zip Code)

Registrant’s telephone number, including area code: (404) 892-0896
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.20 par value	IVZ	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
At June 30, 2019, the aggregate market value of the voting stock held by non-affiliates was $9.5 billion, based on the closing price of the registrant's Common Shares, par value U.S. $0.20 per share, on the New York Stock Exchange. At January 31, 2020, the most recent practicable date, the number of Common Shares outstanding was 453,404,987.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant will incorporate by reference information required in response to Part III, Items 10-14 in its definitive Proxy Statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

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

•	the occurrence of breaches and errors in the conduct of our business, including any failure to properly safeguard confidential and sensitive information, cyber-attacks or acts of fraud;

•	our ability to attract and retain key personnel, including investment management professionals;

•	limitations or restrictions on access to distribution channels for our products;

•	our ability to develop, introduce and support new investment products and services;

•	our ability to comply with client contractual requirements and/or investment guidelines despite preventative compliance procedures and controls;

•	variations in demand for our investment products or services, including termination or non-renewal of our investment management agreements;

•	harm to our reputation;

•	our ability to maintain our credit ratings and access the capital markets in a timely manner;

•	our debt and the limitations imposed by our credit facility;

•	exchange rate fluctuations, especially as against the U.S. Dollar;

•	the effect of political, economic or social instability in or involving countries in which we invest or do business (including the effect of terrorist attacks, war and other hostilities);

•	the effect of failures or delays in support systems or customer service functions, and other interruptions of our operations;

•	the effect of non-performance by our counterparties, third party service providers and other key vendors to fulfill their obligations;

•	impairment of goodwill and other intangible assets;

•	pandemics or other widespread health crises and governmental responses to the same;

•	adverse results in litigation and any other regulatory or other proceedings, governmental investigations, and enforcement actions; and

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

PART I
Item 1.  Business

Introduction

Invesco Ltd. (Invesco or the company) is an independent investment management firm dedicated to delivering an investment experience that helps people get more out of life. Our comprehensive range of active, passive and alternative investment capabilities has been constructed over many years to help clients achieve their investment objectives. We draw on this comprehensive range of capabilities to provide customized solutions designed to deliver key outcomes aligned to client needs.

With more than 8,000 employees and an on-the-ground presence in 26 countries, Invesco is well positioned to meet the needs of investors across the globe. We have specialized investment teams managing investments across a broad range of asset classes, investment styles and geographies. For decades, individuals and institutions have viewed our organization as a trusted partner for a broad range of investment needs. We have a significant presence in the retail and institutional markets within the investment management industry in North America, EMEA (Europe, Middle East and Africa) and Asia-Pacific, serving clients in more than 120 countries. As of December 31, 2019, the firm managed approximately $1.2 trillion in assets for investors around the world.

The key drivers of success for Invesco are long-term investment performance, competitive pricing which we achieve through scaling our business, high-quality client service and effective distribution relationships, delivered across a diverse spectrum of investment management capabilities, distribution channels, geographic areas and market exposures. By achieving success in these areas, we seek to deliver better outcomes for clients and generate competitive investment results, positive net flows, increased assets under management (AUM) and associated revenues. We are affected significantly by market movements, which are beyond our control; however, we endeavor to mitigate the impact of market movements by maintaining broad diversification across asset classes, investment vehicles, client domiciles and geographies. We've also taken a number of steps to increase our efficiency and effectiveness, which enable us to provide a high level of value to clients. We measure relative investment performance by comparing our investment capabilities to competitors' products, industry benchmarks and client investment objectives. Generally, distributors, investment advisors and consultants take into consideration longer-term investment performance (e.g., three-year and five-year performance) in their selection of investment products and manager recommendations to their clients, although shorter-term performance may also be an important consideration. Third-party ratings may also influence client investment decisions. We monitor quality of client service in a variety of ways, including periodic client satisfaction surveys, analysis of response times and redemption rates, competitive benchmarking of services and feedback from investment consultants.

Invesco Ltd. is organized under the laws of Bermuda. Our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” We maintain a website at www.invesco.com. (Information contained on our website shall not be deemed to be part of, or be incorporated into, this document).

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

As an integrated global investment manager, we are keenly focused on meeting clients' needs and operating effectively and efficiently. We take a unified approach to our business and present our financial statements and other disclosures under the single operating segment “investment management.”

We believe one of Invesco's greatest strengths is our separate, distinct investment teams in multiple markets across the globe. A key focus of our business is fostering a strong investment culture and providing the support that enables our investment teams to maintain well-performing investment capabilities. We believe the ability to leverage the capabilities of our investment teams to help clients across the globe achieve their investment objectives is a significant differentiator for our firm.

Environmental, social and governance (“ESG”) responsibility

ESG investment stewardship
Invesco’s differentiated approach to ESG investment stewardship is guided by our purpose - to deliver an investment experience that helps people get more out of life. We define ESG investment stewardship as the inclusion of ESG issues in investment analysis and decisions, as well as the use of our rights and positions of ownership to seek to influence the activities or behaviors of companies we invest in on behalf of our clients.

Invesco has been implementing ESG investment strategies for over 30 years and today we deliver these strategies through certain equities, fixed income, multi-asset, alternatives, real estate, ETFs and bespoke investment solutions mandates. We aim for such mandates to continuously develop and deliver ESG investment solutions, which take into consideration ESG research, analysis, and risk assessments. We believe that material ESG risks inherent in or taken by a company in which we invest or seek to invest on behalf of our clients may adversely impact the fundamentals of that company and negatively impact achieving the investment objective of such mandates.

Our commitment to ESG investment stewardship is also evidenced, in part; by

•	being a signatory to the United Nations Principles for Responsible Investment (“PRI”);

•	receiving an annual assessment of “A+” for strategy and governance from PRI for three consecutive years; and

•	being a signatory to the UK Stewardship Code and Japan Stewardship.

In addition, Invesco believes the voting of proxies of companies in which we invest should be managed with the same care as all other elements of the investment process. Our proxy voting process is driven by investment professionals and focuses on maximizing long-term value for our clients, which, in part, is driven by appropriate ESG practices. Our ESG practices seek, where appropriate, to promote sustainable social and environmental targets, in line with investor organizations like PRI, the stewardship codes discussed above and initiatives like the Task Force on Climate Related Disclosure.

For more information regarding Invesco's ESG investment stewardship, please see our most recent Investment Stewardship and Proxy Voting Report on the company's website.

Corporate Stewardship
At Invesco, corporate stewardship efforts are motivated by the belief that doing what is right for the environment, our people and the communities in which we have a presence helps us deliver positive outcomes for our shareholders. We actively partner with non-profits, start-ups and other organizations to improve financial education, protect the environment, promote environmental sustainability, champion diversity and inclusion in our industry and our company, and support and collaborate with our local civic and community organizations to improve life in our cities.

Operating environmentally responsibly is fundamental to our corporate stewardship. Invesco seeks to help protect our natural environment by implementing and maintaining environmental management processes - for example, at Invesco offices we aim to reduce utility consumption and carbon emissions, promote energy efficiency and utilize appropriate waste management practices. Some of our recent achievements include:

•
For 2018, Invesco offset 13,877 tons of carbon dioxide emissions through our partnership with ClimateCare, representing all of our air and rail travel purchased through our third party travel agency, which represents the majority of our air and rail travel for 2018.  We anticipate conducting a similar offset program in respect to 2019;

•	Invesco has ISO 14001 environmental management certification to effectively manage our environmental responsibilities on locations representing 80% of our employee population; and

•	We are certified by Carbon Trust in the UK regarding multiple standards, including carbon, waste and water reduction.

2019 Developments

Throughout 2019, global markets were strong, despite periods of volatility throughout the year. Uncertainty in the economic environment and weaker industry production metrics at times in the year led the US Fed and many other central banks to aggressively lower interest rates to support global growth. Despite this uncertainty, the global economy grew at a modest pace.

The most significant undertaking for Invesco in 2019 was the completion of our acquisition of OppenheimerFunds, and the integration of our two firms. We view the combination as a multi-year growth story that deepened our relationships with clients in the US, expanded the capabilities we can offer globally and further scaled our business for the benefit of clients and shareholders. The firm is highly focused on delivering the additional capabilities achieved through the combination to the institutional and ex-US markets, which we expect will help move our net flows in a positive direction. As a result of the acquisition, we are also better positioned to deliver strong outcomes for clients, since overall performance rankings for US mutual funds are consistently stronger for the combined firm than for either firm independently.

During 2019, we further expanded and enhanced our ability to help certain of our intermediary distributors engage with their clients and improve their investment experience through the expansion of our digital wealth platform. We launched several new products and further invested in key parts of our business that we believe will benefit our clients and enhance our competitiveness over the long term.

We continued to invest in capabilities where we see strong client demand or future opportunities by making key acquisitions, hiring world-class talent, further upgrading our technology platform, launching new products and providing additional resources where necessary. We believe the ability to leverage the capabilities developed by our investment teams to meet client demand across the globe is a significant differentiator for our firm, and we will continue to bring the best of Invesco to different parts of our business where it makes sense for our clients. Some highlights of 2019 are as follows:

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

•	Principles for Responsible Investment (PRI), a world leading proponent of responsible investment, rated Invesco with an A+ rating for the 3rd consecutive year.

•	Invesco ranked #5 in market penetration among ETF providers according to a 2019 Advisors Brandscape study.

•	We further strengthened our market-leading solutions capability, leveraging one of the industry’s strongest, most experienced solutions teams to enable customized outcomes for clients;

•	Invesco announced the launch of a new suite of defined maturity BulletShares® ETFs with exposure to municipal debt issued by state and local government.

•
Invesco received the top prize of Asset Manager of the Year at AsianInvestor's Asset Management Awards 2019 in Hong Kong. We received the marquee award in recognition of our strong performance and AUM growth at a time when many fund houses were losing assets.

•	Invesco China JV (IGW) won more than 50 awards in the asset management industry with a key highlight being China Securities Journal’s Annual Golden Bull Fund Company Award for 2019.

•	Invesco High Yield Equity Dividend was named one of the Top 5 dividend funds in the U.S. for the past five years by Barron’s.

•	Invesco Japanese Equity Advantage Fund managed by Tadao Minaguchi was awarded the best Japan fund by Investment Week UK at their 2019 Funds Manager of the Year awards.

•
Amalgamated Bank entered into an agreement with Invesco to become a sub-adviser for their investment management business. As a sub-adviser, Invesco will provide investment management services for Amalgamated Bank across asset classes.

•	Jemstep, Invesco's digital advisor, acquired a key client, Infinex Financial Group, which has a network of greater than 650 advisors and 220 banks and credit unions.

•
As announced in January 2020, Invesco's Jemstep digital wealth platform has been chosen to power Citi's investment service, Citi Wealth Builder, because of its goal-based client experience and the ability to configure its platform to meet Citi's requirements.

•	Invesco launched a Blockchain ETF on the London Stock Exchange, providing an innovative way for investors to participate in this technology.

•	Invesco launched Gilt ETFs, giving investors access to UK government bonds across the full maturity spectrum.

•
Invesco's North America Marketing team and the Global Thought Leadership team won in a number of categories at the recent Gramercy Institution Financial Content Marketing Awards. These awards recognize excellence in financial marketing.

•	Invesco's Active Multi-Sector Credit Fund and Europlus Fund won the Lipper Fund Awards from Revinitiv.

Taken together, this work further expanded the broad range of capabilities Invesco uses to create solutions that deliver the outcomes clients are seeking, all wrapped in a robust, value-added client experience. These initiatives also further strengthened the firm’s effectiveness and efficiency, providing greater economies of scale that we believe will enable us to provide a higher level of value to clients and further improve our competitive position.

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

•
Investors are continuing to shift to alternative, passive, and smart beta strategies. As a consequence, Invesco and the industry are seeing client demand for core equities and fixed income portfolios decline as a share of global flows. Invesco is the #2 provider of smart beta AUM in the US and has 72 ETFs with greater than $500 million in assets. Invesco also has a strong lineup of alternative and multi-asset strategies supported by ongoing product development.

•
We are seeing increased pressure on pricing within the asset management industry, arising from increased use of low fee passive products and further concentration within our channel distribution partners (which increases their ability to negotiate pricing) and additional regulatory scrutiny on industry fees.

•	Distribution partners are becoming more selective and are moving towards developing fewer relationships and partners, reducing the number of investment managers with whom they work.

•
Regulatory activity remains at increased levels and is influencing competitive dynamics. Increased regulatory scrutiny of managers has focused on many areas including transparency/unbundling of fees, inducements, conflicts of interest, capital, liquidity, solvency, leverage, operational risk management, controls and compensation. Invesco continues to work proactively with regulators around the world. Efforts to further modernize and strengthen our global platform will enhance our ability to compete effectively across markets while complying with the variety of applicable regulatory regimes.

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

•
Technology advances are impacting core elements of the investment management industry which lags other industries in its use of technology. Clients increasingly seek to interact digitally with their investment portfolios. This is leading to established managers investing in and/or acquiring "robo" and other technology platforms. As the investment management business becomes more complex, automation will become increasingly important to serve clients effectively and efficiently. Invesco is leveraging technology across its business and exploring opportunities to work with third-party technology firms to enhance our clients' investment experience. Over the past few years, we have made strategic acquisitions to strengthen our overall digital wealth platform, including Jemstep and Intelliflo, our advisor-focused digital platforms. These acquisitions and others have strengthened our ability to offer competitive digital wealth capabilities and position us ahead of the evolving client needs.

As a result of the trends discussed above, clients are seeking to work with a smaller number of asset managers who can meet a comprehensive set of needs. They want money managers who can provide a robust set of capabilities and create investment solutions that deliver key outcomes aligned to their investment objectives. They also want greater value for their money, which means competitive pricing, investor education, thought leadership, digital platforms and other value added services that create an enhanced client experience. These dynamics are driving fundamental changes within our industry and that we believe will drive increasing consolidation. We believe the steps we have taken over the past decade and throughout 2019 strengthened our ability to meet client needs and will help ensure Invesco is well-positioned to compete and win within our industry.

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

Although negotiations between the UK and EU resulted in the UK leaving the EU under the terms of the Withdrawal Agreement on January 31, 2020, the longer term relationship between the UK and the EU is still uncertain. This may affect the levels and composition of our AUM and also negatively influence investor sentiment, which could result in reduced or negative flows. In addition, because the UK Pound Sterling is the functional currency for certain of our subsidiaries, any weakening of the UK Pound Sterling relative to the U.S. Dollar could negatively impact our reported financial results.

Invesco is a global business and has been committed for many years to meeting clients’ needs across Europe in both EU and non-EU countries. Invesco has local teams of experts focused on servicing local clients and fund ranges in different countries to meet a variety of local, country and regional client needs. We currently have a presence in 12 member states across the EU (excluding the UK), employing over 440 staff; our staff will be able to continue to reside and work across the relevant regions.  The change in the UK's status from an EU to a non-EU country will not change Invesco’s focus or commitment to serve its clients across Europe. We have plans in place which will enable us to respond to a variety of different potential scenarios and we believe we are fully prepared to continue to operate and deliver for our clients with minimal disruption.

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
The spread of a new strain of the coronavirus may also impact Invesco, our operations and our employees. The virus has spread internationally and global stock markets have reacted negatively and with increased volatility. The market reaction may deepen further if the virus continues to spread, but if and when the coronavirus is successfully contained, the situation should normalize and financial markets will likely stabilize. Should the coronavirus spread without containment, however, the overall impact on the stock market may become more pronounced and may result in investors withdrawing from or delaying further investments in equity markets. Invesco's significant presence in Asia Pacific may make Invesco more vulnerable to the uncertainties surrounding the spread of the coronavirus and the corresponding economic disruption in this region.

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

The following sets forth our managed investment objectives by asset class:

Money Market	Balanced	Equity	Fixed Income	Alternatives
●Cash Plus	●Balanced Risk	●Custom Solutions	●Convertibles	●Absolute Return
●Custom Solutions	●Custom Solutions	●Emerging Markets	●Core/Core Plus	●Commodities
●Environmental, Social and Governance	●Environmental, Social and Governance	●International/Global	●Custom Solutions	●Currencies
●Government/Treasury	●Global/Regional	●Large Cap Core	●Emerging Markets	●Custom Solutions
●Prime	● Single Country	●Large Cap Growth	●Enhanced Cash	●Environmental, Social and Governance
●Taxable	●Target Date	●Large Cap Value	●Environmental, Social and Governance	●Financial Structures
●Tax-Free	●Target Risk	●Environmental, Social and Governance	●Government Bonds	●Global Macro
	●Traditional Balanced	●Low Volatility/Defensive	●High-Yield Bonds	●Infrastructure and MLPs
		●Mid Cap Core	●International/Global	●Long/Short Equity
		●Mid Cap Growth	●Investment Grade Credit	●Managed Futures
		●Mid Cap Value	●Multi-Sector	●Multi-Alternatives
		●Passive/Enhanced	●Municipal Bonds	●Private and Distressed Debt
		●Regional/Single Country	●Passive/Enhanced	●Private Real Estate
		●Sector Funds	●Short Duration	●Public Real Estate Securities
		●Small Cap Core	●Stable Value	●Senior Secured Loans
		●Small Cap Growth	●Structured Securities
		●Small Cap Value	●Smart Beta/Factor-based
●Smart Beta/Factor-based

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

The company operates as an integrated global investment manager, presenting itself as a single firm to clients around the world. Dedicated sales forces deliver our investment strategies through a variety of vehicles that meet the needs of retail and institutional clients. Note that not all products sold in the disclosed retail distribution channel are in "retail" vehicles, and not all products sold in the disclosed institutional channel are in "institutional" vehicles, as described in the table below. This aggregation, however, is viewed as a proxy for presenting AUM in the retail and institutional markets in which we operate.

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
● Open-end Mutual Funds
● Separately Managed Accounts (SMA)
● Société d'investissement à Capital Variable (SICAV)
● Unit Investment Trusts (UIT)
● Variable Insurance Funds

Retail

Retail AUM were $878.2 billion at December 31, 2019. We offer retail products within all of the major asset classes. Our retail products are primarily distributed through third-party financial intermediaries, including major wire houses, fund supermarkets, regional broker-dealers, insurance companies, banks and financial planners in North America, and independent brokers and financial advisors, banks and supermarket platforms in Europe and Asia.

The Americas, UK and EMEA ex-UK retail operations rank among the largest by AUM in their respective markets. As of December 31, 2019, Invesco holds a leading position amongst retail fund providers in the UK; Invesco's U.S. retail business, including our ETF franchise, is a top 10 asset manager in the U.S. by long-term assets and Invesco in EMEA ex-UK was among the largest non-proprietary investment managers in the retail channel. Invesco Great Wall was one of the largest Sino-foreign managers of equity products in China, with total AUM of approximately $41.3 billion as of December 31, 2019. We provide our retail clients with one of the industry's most robust and comprehensive product lines.

Institutional

Institutional AUM were $348.0 billion in AUM as of December 31, 2019. We offer a broad suite of domestic and global strategies, including traditional and quantitative equities, fixed income (including money market funds for institutional clients), real estate, financial structures and absolute return strategies. Regional sales forces distribute our products and provide services to clients and intermediaries around the world. We have a diversified client base that includes major public entities, corporations, unions, non-profit organizations, endowments, foundations, pension funds, financial institutions and sovereign wealth funds. Invesco's institutional money market funds serve some of the largest financial institutions, government entities and corporations in the world.

AUM Diversification

One of Invesco's greatest competitive strengths is the diversification in its AUM by client domicile, distribution channel and asset class. Our distribution network has attracted assets of 72% retail and 28% institutional as of December 31, 2019. By client domicile, 28% of client AUM are outside the U.S., and we serve clients in more than 120 countries. The following tables present a breakdown of AUM by client domicile, distribution channel and asset class as of December 31, 2019. Additionally, the fourth table below illustrates the split of our AUM as Passive and Active. Passive AUM include index-based ETFs, unit investment trusts (UITs), non-management fee earning AUM and other passive mandates. Active AUM is total AUM less Passive AUM. See the company's disclosures regarding the changes in AUM years ended December 31, 2019 in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Assets Under Management” section for additional information regarding the changes in AUM.

By Client Domicile
($ in billions)	Total	1-Yr Change
☐ Americas	879.5	51.2%
☐ UK	74.4	(2.9)%
☐ EMEA Ex UK	143.7	14.5%
☐ Asia	128.6	23.1%
Total	1,226.2

By Distribution Channel
($ in billions)	Total	1-Yr Change
☐ Retail	878.2	55.0%
☐ Institutional	348.0	8.2%
Total	1,226.2

By Asset Class
($ in billions)	Total	1-Yr Change
☐ Equity	598.8	62.2%
☐ Fixed Income	283.5	35.9%
☐ Balanced	67.3	21.5%
☐ Money Market	91.4	1.7%
☐ Alternatives	185.2	12.1%
Total	1,226.2

Active vs. Passive
($ in billions)	Total	1-Yr Change
☐ Active	929.2	39.3%
☐ Passive	297.0	34.4%
Total	1,226.2

Employees

As of December 31, 2019, the company had 8,821 employees across the globe (December 31, 2018: 7,459). Increases in 2019 relate primarily to the acquisition of OppenheimerFunds. None of our employees are covered under collective bargaining agreements.

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

Management Contracts

We derive substantially all of our revenues from investment management contracts with funds and other clients. Fees vary with the type of assets being managed, with higher fees earned on actively managed equity and balanced accounts, along with real estate and other alternative asset products, and lower fees earned on fixed income, money market and stable value accounts, as well as certain ETFs. Investment management contracts are generally terminable upon thirty or fewer days' notice. Typically, retail investors may withdraw their funds at any time without prior notice. Institutional clients typically may elect to terminate their relationship with us or reduce the aggregate amount of assets under management with very short notice periods.

Risk Management

Invesco is committed to continually strengthening and refining our risk management approach and process. We believe a key factor in our ability to manage through all market cycles is our integrated approach to risk management. Risk management is embedded in our daily operating activities, our day-to-day decision making as well as our strategic planning process. Our risk management framework provides the basis for consistent and meaningful risk dialogue up, down and across the company. Broadly, our approach includes two governance structures: (i) our Global Performance and Risk Committee assesses core investment risks; and (ii) our Corporate Risk Management Committee assesses strategic, operational and all other business risks. A network of business unit, geographic and specific risk management committees, under the auspices of the Corporate Risk Management Committee, maintains an ongoing risk assessment, management and monitoring process that provides a bottom-up perspective on the specific risks existing and emerging in the various domains of our business.

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

•
Uncertainties regarding geopolitical developments can produce volatility in global financial markets. As an example, although negotiations between the UK and EU resulted in the UK leaving the EU under the terms of the Withdrawal Agreement on January 31, 2020, the longer term relationship between the UK and the EU is still uncertain. This may impact the levels and composition of our AUM and also negatively impact investor sentiment, which could result in reduced or negative flows. In addition, because the UK Pound Sterling is the functional currency for certain of our subsidiaries, any weakening of the UK Pound Sterling relative to the U.S. Dollar could negatively impact our reported financial results.

•
Changes to United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business. Currently, there is significant uncertainty about the future relationship between the United States and other countries, including China and the EU, with respect to trade policies, treaties, taxes, government regulations and tariffs. It is unclear what changes may be considered or implemented and what the response will be to any such changes by other governments of such affected countries. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Given our strong position in Asia Pacific and EMEA, we could be more adversely affected than others by such market uncertainties.

•
In the U.S., regulations requiring a variable (“floating”) net asset value (NAV) for institutional prime and tax-free money market funds became effective in October 2016. Those same regulations also provide for the potential imposition of the assessment of fees in connection with redemptions and/or gates that postpone the time in which redemptions must be processed in the event those funds’ weekly liquid assets fall below certain specified thresholds. Our government money market funds and retail prime and tax-free money market funds continue to offer a stable NAV of $1.00 per common share and are not required to impose fees and gates; however, we do not guarantee such NAV level. Market conditions could lead to severe liquidity issues in money market products, which could lead to the imposition of fees or gates with respect to institutional prime and tax-free money market funds and an effect on the NAVs of government and retail prime and tax-free money market funds. If our institutional prime or tax-free money market funds were to impose redemption fees or gates delaying the payment of redemption proceeds, or the NAV of one of our government or retail prime or tax-free money market funds were to decline below $1.00 per common share, such funds could experience significant redemptions in AUM, loss of shareholder confidence and reputational harm.

Our revenues and profitability would be adversely affected by any reduction in AUM as a result of either a decline in market value of such assets or net outflows, which would reduce the investment management fees we earn.

We derive substantially all our revenues from investment management contracts with clients. Under these contracts, the investment management fees paid to us are typically based on the market value of AUM. AUM may decline for various reasons. For any period in which revenues decline, our income and operating margin likely would decline by a greater proportion because a majority of our expenses remain fixed. Factors that could decrease AUM (and therefore revenues) include the following:

Declines in the market value of AUM in client portfolios. These could be caused by price declines in the securities markets generally or by price declines in the market segments in which our AUM are concentrated. Our AUM as of January 31, 2020 were $1,218.7 billion. We cannot predict whether volatility in the markets will result in substantial or sustained declines in the securities markets generally or result in price declines in market segments in which our AUM are concentrated. Any of the foregoing could negatively impact our revenues, income and operating margin.

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

Poor investment performance of our products could reduce the level of our AUM or affect our sales, and negatively impact our revenues and income.

Our investment performance, along with achieving and maintaining appropriate levels of distribution and client service, is critical to the success of our business. Strong investment performance often stimulates sales of our products. Poor investment performance as compared to third-party benchmarks or competitive products has in the past led, and could in the future lead, to a decrease in sales of our products and stimulate redemptions from existing products, generally lowering the overall level of AUM and reducing the management fees we earn. There is no assurance that past or present investment performance in our products will be indicative of future performance. If we fail, or appear to fail, to address successfully and promptly the underlying causes of any poor investment performance, we may be unsuccessful in reversing such under performance and our future business prospects would likely be negatively affected.

Competitive pressures may force us to reduce the fees we charge to clients, which could reduce our profitability.

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

We may not adjust our expenses quickly enough to match significant declines in our revenues.

If we are unable to effect appropriate expense reductions in a timely manner in response to declines in our revenues, or if we are otherwise unable to adapt to rapid changes in the global marketplace or our AUM and revenues, our profitability, financial condition and results of operations would be adversely affected.

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

The manner in which interest rates are calculated could also impact our client portfolios. For example, LIBOR, as well as other interest rate, equity, foreign exchange rate and other types of indices which are deemed to be "benchmarks," are the subject of ongoing international, national and other regulatory guidance and proposals for reform.  Some of these reforms are already effective while others are still to be implemented. The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve's Alternative Reference Rate Committee (consisting of major derivative market participants and their regulators), has begun publishing a Secured Overnight Funding Rate (SOFR) which is intended to replace U.S. dollar LIBOR, and SOFR-based investment products have been issued in the U.S. Proposals for alternative reference rates for other currencies have also been announced or have already begun publication. Markets are slowly developing in response to these new rates and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern for us and others in the marketplace. It is difficult to predict the full impact of the transition away from LIBOR on certain derivatives and floating rate securities we hold and any other assets or liabilities (as well as contractual rights and obligations) whose value is tied to LIBOR. The value or profitability of these products and instruments, and our costs of operations, may be adversely affected until new reference rates and fallbacks for both legacy and new products, instruments and contracts are commercially accepted.

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

We have incurred and will continue to incur transaction and integration costs in connection with the acquisition of OppenheimerFunds and the anticipated benefits of the acquisition may not offset these costs.
We have incurred and expect to continue to incur significant, non-recurring costs in connection with the acquisition and integration of OppenheimerFunds. There can be no assurances that the expected benefits and efficiencies related to the integration of the business will be realized to offset these transaction and integration costs over time. As part of the integration activities for the OppenheimerFunds business, the company has identified a matter that involves a possible loss contingency related to the operations of the acquired business.  See Part II, See Item 8, Financial Statements and Supplementary Data - Note 19, "Commitments and Contingencies" for additional information.

In connection with the acquisition of OppenheimerFunds, we issued perpetual preferred stock having a value of approximately $4 billion, which could adversely affect our ability to raise additional capital and may limit our ability to fund other priorities.

In connection with the acquisition of OppenheimerFunds, Invesco issued approximately $4 billion of 5.9% fixed rate perpetual preferred stock to certain of OppenheimerFunds' former shareholders. This issuance may limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; may restrict our ability to pay dividends to holders of common shares in certain circumstances; may increase our vulnerability to general economic and industry conditions; and will require a significant portion of cash flow from operations to make required dividend payments to preferred shareholders.

In connection with the acquisition of OppenheimerFunds, we issued approximately 81.9 million common shares, which could adversely impact our trading price upon resale of those common shares.

We issued approximately 81.9 million common shares in connection with the acquisition, most of which are held by Massachusetts Mutual Life Insurance Company (MassMutual). The common shares held by MassMutual are subject to an agreement not to sell those common shares for a period of two years following completion of the acquisition, subject to early termination, as well as to certain limitations on resales. However, MassMutual may in the future sell these common shares in the open market or through secondary offerings. If MassMutual were to sell its equity stake in Invesco, or express an intention to sell the stake, that action could have a significant impact on our common share trading price.

MassMutual has the ability to significantly influence our business and MassMutual’s interest in our business may be different from that of other shareholders.

MassMutual is entitled to designate an individual to serve on our board so long as it beneficially owns at least (i) 10% of our issued and outstanding shares of common stock or (ii) (x) 5% of our issued and outstanding shares of common stock and (y) $2.0 billion in aggregate liquidation preference of our Series A preferred shares. Additionally, we are not permitted to take certain actions without the prior written approval of MassMutual, including making certain changes in our capital structure or our organizational documents, adopting a shareholder rights plan or effectuating certain business combination transactions. MassMutual’s level of ownership and influence may make some transactions (such as those involving mergers, material share issuances or changes in control) more difficult or impossible without the support of MassMutual, which in turn could adversely affect the market price of our shares of common stock or prevent our shareholders from realizing a premium over the market price for their shares of our common stock. The interests of MassMutual may conflict with the interests of other shareholders.

We depend on information technology, and any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities, or those of third parties with which we do business, including as a result of cyber-attacks, could result in significant limits on our ability to conduct our operations and activities, costs and reputational damage.

We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the effectiveness of our information and cyber security infrastructure, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them. We use our technology to, among other things, manage and trade portfolio investments, support our other operations, obtain securities pricing information, process client transactions, protect the privacy of clients', employees' and business partners' data and provide reports and other customer services to the clients of the funds we manage. Any inaccuracies, delays, systems failures or security breaches in these and other processes could disrupt our business operations, subject us to client, employee or business partner dissatisfaction and losses, subject us to litigation or regulatory enforcement actions and/or subject us to reputational harm.

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

In recent years, several financial services firms suffered cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of confidential data, litigation and regulatory enforcement actions and reputational harm. Cyber-security incidents and cyber-attacks have been occurring globally at a more frequent and severe level. Our status as a global financial institution and the nature of our client base may enhance the risk that we are targeted by such cyber-threats. Although we seek to take protective measures, including measures to effectively secure information through system security technology, and seek to continually monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption, our technology systems may still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an external hacker attack by one or more cyber criminals or an authorized employee or vendor causing us to release confidential information inadvertently or through malfeasance, or lose temporarily or permanently data or applications or systems, which could materially harm our operations and reputation. The third parties with which we do business or which facilitate our business activities, including financial intermediaries and technology infrastructure and service providers, are also susceptible to the foregoing risks (including regarding the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities may therefore be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology or infrastructure institutions or intermediaries with whom we or they are interconnected or conduct business.

Breach of our technology systems could damage our reputation and could result in the unauthorized disclosure or modification or loss of sensitive or confidential information (including client data); unauthorized disclosure, modification or loss of proprietary information relating to our business; inability to process client or company transactions and processes; breach and termination of client contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the breach, including damage to systems and recovery of lost data; additional security costs to mitigate against future incidents; regulatory actions (including fines and penalties, which could be material) and litigation costs resulting from the incident. Such consequences could result in material financial loss and have a negative effect on our revenues and profitability.

Our investment management professionals and other key employees are a vital part of our ability to attract and retain clients, and the loss of key individuals or a significant portion of those professionals could result in a reduction of our revenues and profitability.

Retaining highly skilled investment management personnel is important to our ability to attract and retain our clients. The market for skilled investment management professionals is highly competitive. The market for investment professionals and other key personnel is at times characterized by the movement of these professionals among different firms. Our policy has been to provide our investment management professionals and other key personnel with a supportive professional working environment and compensation and benefits (including equity and other forms of deferred compensation) that we believe are competitive with other leading investment management firms. However, we may not be successful in retaining our key personnel, and the loss of significant investment professionals or other key personnel could reduce the attractiveness of our products to potential and current clients and could, therefore, adversely affect our revenues and profitability.

Changes in the distribution channels on which we depend could reduce our net revenues and hinder our growth.

We sell substantially all of our retail investment products through a variety of third party financial intermediaries, including major wire houses, fund supermarkets, regional broker-dealers, insurance companies, banks and financial planners in North America, and independent brokers and financial advisors, banks and supermarket platforms in Europe and Asia. No single one of these intermediaries is material to our business. Increasing competition for these distribution channels could nevertheless cause our distribution costs to rise, which would lower our net revenues. Following the financial crisis, there has been consolidation of banks and broker-dealers, particularly in the U.S., and a limited amount of migration of brokers and financial advisors away from major banks to independent firms focused largely on providing advice. If these changes continue, our distribution costs could increase as a percentage of our revenues generated. Additionally, particularly outside of the U.S., certain of the third party intermediaries upon whom we rely to distribute our investment products also sell their own competing proprietary funds and investment products, which could limit the distribution of our products. Investors, particularly in the institutional market, rely on external consultants and other third parties for advice on the choice of investment manager. These consultants and third parties tend to exert a significant degree of influence over their clients' choices, and they may favor a competitor of Invesco as better meeting their particular clients' needs. There is no assurance that our investment products will be among their recommended choices in the future. Similarly, particularly in the United States, certain distributors have substantially reduced the number of investment funds they make available to their customers. If a material portion of our distributors were to substantially narrow their product offerings, it could have a significant adverse effect on our revenues and profitability. More broadly, in both retail and institutional channels, intermediaries (distribution firms and consultants) are seeking to reduce the number of investment management firms they do business with. While this offers opportunities to the company to have broader and deeper relationships with firms that continue to do business with us, it also poses risks of additional lost business if a particular entity chooses to stop or significantly reduce its business relationship with the company. Any failure to maintain strong business relationships with these distribution sources and the consultant community do to any of the above-described factors would impair our ability to sell our products, which in turn could have a negative effect on our revenues and profitability.

We may be unable to develop new products and services and the development of new products and services may expose us to additional costs or operational risk.

Our financial performance depends, in part, on the company's ability to develop, market and manage new investment products and services. The development and introduction of new products and services requires continued innovative efforts on our part and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements. New products often must be in the market place for three or more years in order to generate track records required to attract significant AUM inflows. Increasingly clients and intermediaries are looking to investment mangers to be able to deliver investment outcomes tailored to particular circumstances and needs, and to augment traditional investment management products and services with additional value-added services. The company has sought to make investment designed to enable it to meet these evolving expectation, which the company believes it will need to meet in in order to maintain and grow its business. A failure to continue to innovate to introduce successful new products and services or to manage effectively the risks associated with such products and services may impact our market share relevance and may cause our AUM, revenue and earnings to decline.

Our financial condition and liquidity would be adversely affected by losses on our seed capital and co-investments.
The company has investments in managed investment products that invest in a variety of asset classes, including, but not limited to equities, fixed income products, commodities, derivatives, and similar financial instruments, private equity and real estate. Investments in these products are generally made to establish a track record, meet purchase size requirements for trading blocks, or demonstrate economic alignment with other investors in our funds. Adverse market conditions may result in the need to write down the value of these seed capital and co-investments. A reduction in the value of these investments may adversely affect our results of operations or liquidity. As of December 31, 2019, the company had approximately $1,074.4 million in seed capital and co-investments, including direct investments in consolidated investment products (CIP).

Failure to comply with client contractual requirements and/or investment guidelines could result in costs or correction, damage awards or regulatory fines and penalties against us and loss of revenues due to client terminations.

Many of the investment management agreements under which we manage assets or provide products or services specify investment guidelines or requirements, such as adherence to investment restrictions or limits, that we are required to observe in the provision of our services. Laws and regulations impose similar requirements for certain client portfolios (such as registered funds). A failure to comply with these guidelines or requirements could result in damage to our reputation or in our clients seeking to recover losses, withdrawing their assets or terminating their contracts. Regulators likewise may commence enforcement actions for violations of such requirements, which could lead to fines and penalties against the company. Any such effects could cause our revenues and profitability to decline. We maintain various compliance procedures and other controls to seek to prevent, detect and correct such errors. When an error is detected, a payment will typically be made into the applicable client account to correct it. Significant errors for which we are responsible could impact our reputation, results of operations, financial condition or liquidity.

Our investment advisory agreements are subject to termination or non-renewal, and our fund and other investors may withdraw their assets at any time.

Substantially all our revenues are derived from investment management agreements. Investment management agreements are generally terminable upon 30 or fewer days' notice. Agreements with U.S. registered funds may be terminated with notice, or terminated in the event of an “assignment” (as defined in the Investment Company Act of 1940, as amended), and must be renewed annually by the disinterested members of each fund's Board of Trustees or Directors, as required by law. In addition, the Boards of Trustees or Directors of certain other fund accounts generally may terminate these investment management agreements upon written notice for any reason. Open-end registered fund and unit trust investors may generally withdraw their funds at any time without prior notice. Institutional clients may elect to terminate their relationships with us or reduce the aggregate amount of AUM, generally on short notice. Any termination of or failure to renew a significant number of these agreements, or any other loss of a significant number of our clients or AUM, would adversely affect our revenues and profitability.

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

Many competitors offer similar products to those offered by us and the failure or negative performance of competitors’ products could lead to a loss of confidence in similar Invesco products, irrespective of the performance of our products. Any loss of confidence in a product type could lead to withdrawals, redemptions and liquidity issues in such products, which could have a material adverse effect on our results of operations, financial condition or liquidity.

The soundness of other financial institutions could adversely affect us or the client portfolios we manage.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We, and the client portfolios that we manage, have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, clearing organizations, hedge funds and other institutions. Many of these transactions expose us or such client portfolios to credit risk in the event of default of its counterparty. While we regularly conduct assessments of such risk posed by counterparties, the risk of non-performance by such parties is subject to sudden swings in the financial and credit markets. Such non-performance could produce a financial loss for the company or the client portfolios we manage.

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

As of December 31, 2019, we had outstanding total debt of $2,080.3 million, excluding debt of CIP, and total equity attributable to Invesco Ltd. of $13,862.5 million. The amount of indebtedness we carry could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, increase our vulnerability to adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business or industry and place us at a disadvantage in relation to our competitors. Any or all of the above factors could materially adversely affect our financial position or results of operations.

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
A portion of the company’s revenues is derived from performance fees on investment advisory agreements. Performance fees represented $102.2 million, or 1.7%, of total operating revenues for the year ended December 31, 2019. In most cases, performance fees are based on relative or absolute investment returns, although in some cases they are based on achieving specific service standards. Generally, the company is entitled to performance fees only if the returns on the related portfolios exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, performance fees for that period will not be earned and, if targets are based on cumulative returns, the company may not earn performance fees in future periods. Performance fees will vary from period to period in relation to volatility in investment returns and the timing of revenue recognition, causing our earnings to be more volatile.

Distribution of earnings of our subsidiaries may be subject to limitations, including net capital requirements.
Substantially all our operations are conducted through our subsidiaries. As a result, our cash flow and our ability to fund operations are dependent upon the earnings of our subsidiaries and the distribution of earnings, intercompany loans or other payments by our subsidiaries to us. Any payments to us by our subsidiaries could be subject to statutory or contractual restrictions and are contingent upon our subsidiaries’ earnings and business considerations. For example, certain of our subsidiaries are required under applicable laws and regulations to maintain appropriate levels of capital. Such requirements may change from time-to-time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance and review from regulators. These and other similar provisions of applicable laws and regulations may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU and UK subsidiaries are subject to consolidated capital requirements under applicable EU and UK requirements, including those arising from the EU's Capital Requirements Directive and the UK's Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this European sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. As of December 31, 2019, the company's minimum regulatory capital requirement was $753.6 million. Complying with our regulatory commitments may result in an increase in the capital requirements applicable to the European sub-group. As a result of corporate restructuring and regulatory requirements, certain of these subsidiaries may be required to limit their dividends to the ultimate parent company, Invesco Ltd. Our financial condition or liquidity could be adversely affected if certain of our subsidiaries are unable to distribute funds to us.

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

The largest component of our net assets, revenues and expenses, as well as our AUM, is presently denominated in U.S. Dollars. However, we have a large number of subsidiaries outside of the United States whose functional currencies are not the U.S. Dollar. As a result, fluctuations in the exchange rates to the U.S. Dollar affect our reported financial results from one period to the next. Consequently, significant strengthening of the U.S. Dollar relative to the UK Pound Sterling, Euro, or Japanese Yen, among other currencies, could have a material negative impact on our reported financial results.

Terrorist activity and the continued threat of terrorism, increased geopolitical unrest, natural or man-made disasters could adversely affect the global economy or specific international, regional and domestic markets, which may cause our AUM, revenue and earnings to decline.

Terrorist activity and the continued threat of terrorism, acts of civil or international unrest or hostility, natural disasters, pandemic disease and man-made disasters, within the United States and abroad, as well as ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the global markets and reduced economic activity. (For example, the spread of a new strain of coronavirus at the end of 2019 may impact global markets in Asia. The market reaction may deepen further if the virus spreads.) Any of these events that adversely affect the global economy, capital markets or specific international, regional or domestic markets may cause our AUM, revenue and earnings to decline and may have a materially negative impact on our financial results.

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

Although we seek to foster a positive workplace culture, have adopted a comprehensive risk management process and continue to enhance various controls, procedures, policies and systems to monitor and manage risks, we cannot ensure that our workplace culture or such controls, procedures, policies and systems will successfully identify and manage internal and external risks to our business. We are subject to the risk that our employees, contractors or other third parties may deliberately or recklessly seek to circumvent established controls to commit fraud (including through cyber breaches) or act in ways that are inconsistent with our controls, policies and procedures. Persistent or repeated attempts involving conflicts of interests, circumvention of policies and controls or fraud could have a materially adverse impact on our reputation, could lead to costly regulatory inquiries, fines and/or sanctions and may cause our AUM, revenue and earning to decline.

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

We have goodwill and indefinite-lived intangible assets on our balance sheet that are subject to annual impairment reviews. We also have definite-lived intangible assets on our balance sheet that are subject to impairment testing if indicators of impairment are identified. Goodwill and intangible assets totaled $8,509.4 million and $7,358.3 million, respectively, at December 31, 2019. We may not realize the value of such assets. We perform impairment reviews of the book values of these assets on an annual basis or more frequently if impairment indicators are present. A variety of factors could cause such book values to become impaired. Should valuations be deemed to be impaired, a write-down of the related assets would occur, adversely affecting our results of operations for the period. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Goodwill” and “- Intangibles,” for additional details of our impairment analysis process.

We operate in an industry that is highly regulated in many countries, and any enforcement action or adverse changes in the laws or regulations governing our business could decrease our revenues and profitability.
As with all investment management companies, our activities are highly regulated in almost all countries in which we conduct business. Laws and regulations applied at the national, state or provincial and local level generally grant governmental agencies and industry self-regulatory authorities broad administrative discretion over our activities, including the power to require registration or licenses, limit or restrict our business activities, conduct examinations, risk assessments, investigations and capital adequacy reviews and impose remedial programs to address perceived deficiencies. As a result of regulatory oversight, we could face requirements which negatively impact the way in which we conduct business, increase compliance costs and/or impose additional capital requirements. Our regulators likewise have the authority to commence enforcement actions which could lead to sanctions up to and including the revocation of licenses to operate certain businesses, the suspension or expulsion from a particular jurisdiction or market of any of our business organizations or their key personnel or the imposition of fines and censures on us or our employees. Further, regulators across borders could coordinate actions against us as issues arise resulting in impacts on our business in multiple jurisdictions. Judgments or findings of wrongdoing by regulatory or governmental authorities, or in private litigation against us, could affect our reputation, increase our costs of doing business and/or negatively impact our revenues. Any of the effects discussed above could have a material negative impact on our results of operations, financial condition or liquidity.

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

•	Potential limitations on the ability of our U.S. registered funds to enter into derivatives transactions under regulations of the SEC.

•	Regulations impacting the standard of care a financial adviser owes to its clients including the SEC’s best interests standard.

•	Other changes to the distribution of investment funds and other investment products.

•
In 2015, the FCA undertook a study of the asset management industry and released their final report in June 2017. The report highlighted a number of specific industry issues and proposed a number of remedies that will take place in a number of stages, including: changes to governance, changes to fee structures to provide clients with increased transparency, improved disclosure in client documentation, improved ability for retail clients to change share classes, changes to pension pooling and investment consultant regulations in the institutional segment and new requirements that fund sponsors evaluate the degree to which their funds provide value to fund shareholders.

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

•
Forthcoming EU regulations pertaining to integrating environmental, social and governance (ESG) topics may materially impact the asset management industry in member states that adopt such legislation.  For example, the EU’s recent action plan on financing sustainable growth includes initiatives to integrate ESG into the financial system, including such areas as MiFID2, UCITS and AIFMD regulations.

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

•
Regulations pertaining to the privacy of data with respect to clients, employees and business partners. The introduction of the EU’s General Data Protection Regulation (GDPR) in 2018 strengthened privacy rules for individuals within the EU, and greatly increased penalties for non-compliance. The GDPR has also influenced direction on privacy regulations outside of the EU, most recently the State of California adopted the California Consumer Privacy Act (CCPA) in January 2020 granting California consumers more control over the use of their personal information by organizations doing business with them. A failure to comply can result in fines levied by the California Attorney General or private rights of action by consumers. Looking forward, various other U.S. states are seeking to establish similar laws to CCPA, and privacy laws are being updated and strengthened in various jurisdictions globally, such as Canada, India, China, and Hong Kong.

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

•	Phase out of the LIBOR benchmark, which will impact interest payables or receivables on certain portfolio investments.

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

•	Enhanced licensing and qualification requirements for key personnel, including the United Kingdom Senior Managers and Certification Regime, which became effective in December 2019.

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

•	Strengthening standards regarding various ethical matters, including compliance with the Foreign Corrupt Practices Act, the UK Bribery Act and anti-money-laundering laws and regulations.

•	Regulations promulgated to address perceptions that the asset management industry, or certain of its entities or activities, pose systematic risks to the financial system.

•	Regulations promulgated to protect personal data and address risks of fraud, malfeasance or other adverse consequences stemming from cyber attacks.

•	Other changes impacting the identity or the organizational structure of regulators with supervisory authority over Invesco.

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

To the extent that existing or future regulations affecting the sale of our products and services or cause or contribute to reduced sales or increased redemptions of our products or services, impair the investment performance of our products or services or impact our product mix, our AUM and results of operations might be adversely affected.

Civil litigation and governmental investigations and enforcement actions could adversely affect our AUM and future financial results, and increase our costs of doing business.
Invesco and certain related entities have in recent years been subject to various legal proceedings, including civil litigation and governmental investigations and enforcement actions. These actions can arise from normal business operations and/or matters that have been the subject of previous regulatory reviews. As a global company with investment products registered in numerous countries and subject to the jurisdiction of one or more regulators in each country, at any given time, our business operations may be subject to review, investigation or disciplinary action. For example, in the United States, United Kingdom and other jurisdictions in which the company operates, governmental authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to the company's compliance with applicable laws and regulations. Lawsuits or regulatory enforcement actions arising out of these inquiries may in the future be filed against the company and related entities and individuals in the United States, United Kingdom and other jurisdictions in which the company and its affiliates operate. See Item 8, Financial Statements and Supplementary Data, Note 19 -- "Commitments and Contingencies,” for additional information. Judgments in civil litigation or findings of wrongdoing by regulatory or governmental authorities against us could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our results of operations, financial condition or liquidity.

Insurance May Not Be Available at a Reasonable Cost to Protect Us from Liability.

We face the inherent risk of liability related to claims from clients, third-party vendors or others, actions taken by regulatory agencies and costs and losses associated with operations failures (which could include cyber incidents). To help protect against these risks, we purchase insurance in amounts, and against potential liabilities, that we consider appropriate, where such insurance is available at prices we deem reasonable. There can be no assurance, however, that a claim or claims will be covered by insurance or, if covered, will not exceed coverage limits, or that an insurer will meet its obligations regarding coverage, or that coverage will continue to be available on a cost effective basis. Insurance costs are impacted by market conditions and the risk profile of the insured, and may increase significantly over relatively short periods. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose us to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

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
The international tax environment continues to change as a result of both coordinated actions by governments and unilateral measures designed by individual countries, both intended to tackle concerns over base erosion and profit shifting (BEPS) and perceived international tax avoidance techniques. The recommendations of the BEPS Project led by the Organization for Economic Cooperation and Development (OECD) and the Anti-Tax Avoidance Directive (ATAD) from the European Union (EU) are involved in much of the coordinated activity, including:

•
In 2018, the EU introduced mandatory disclosure rules (DAC6) requiring disclosure to tax authorities of cross-border arrangements entered into by taxpayers that fall within certain, broadly defined hallmarks beginning in July 1, 2020. There also are separate transitional rules that require separate reporting for any disclosable transactions occurring after June 25, 2018.

•
On July 1, 2018, the OECD enacted the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (the Multilateral Instrument or MLI). The MLI implements several BEPS initiatives: Action 2 - hybrid mismatch arrangements; Action 6- treaty abuse; Action 7 - definition of permanent establishment; and Action 14- mutual agreement procedures (MAP) as well as arbitration.

•
The OECD has adopted a global common reporting standard for the automatic exchange of financial information among participating countries (“CRS”), aimed at ensuring that persons with financial assets located outside of their tax residence country pay required taxes. In many cases, intergovernmental agreements between the participating countries will govern implementation of the new CRS rules. CRS is being implemented over a multi-year period and we will continue to monitor the implementing regulations and corresponding intergovernmental agreements to determine our requirements.

•
The OECD has also undertaken BEPS 2.0 focused on “Addressing the Tax Challenges of the Digitalization of the Economy.” This project may impact all multinational businesses by allocating a greater share of taxing rights to countries where consumers are located regardless of the current physical presence of a business, and by implementing a global minimum tax. There is significant uncertainty regarding such proposals, including that a few EU countries have unilaterally enacted or proposed a tax on digital services ahead of any EU wide proposal.

•
The OECD has also launched an Analytical Database on Individual Multinationals and Affiliates (“ADIMA”), a database containing public information on the physical and digital locations of corporations (including revenue, profit, income tax and number of employees.

•
Bermuda has recently adopted economic substance regulations to comply with the EU Code of Conduct for business taxation and tax policies which will require Invesco Ltd. to file annual declarations beginning June 2020 demonstrating economic substance within Bermuda.

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
On June 21, 2018, in South Dakota v. Wayfair, Inc. (Wayfair), the U.S. Supreme Court overruled prior Court decisions that had precluded states from imposing a sales and use tax collection obligation on sellers unless they had a physical presence in the state. The Wayfair decision as expected, has led to increased state nexus expansion as more states turn to economic nexus threshold laws and away from physical presence nexus tests.
The Tax Cuts and Jobs Act (the 2017 Tax Act) enacted on December 22, 2017, significantly reformed the taxation of business entities and included changes to U.S. federal tax rates, significant additional limitations on the deductibility of interest, and migrating from a "worldwide" system of taxation to a territorial system. Regulations and guidance implementing the changes continue to be issued and therefore the ultimate impact of the 2017 Tax Act on our business and financial condition remains to be determined.
On October 21, 2016, the United States Treasury and the IRS published final and temporary regulations under section 385 of the Internal Revenue Code ("385 Regulations") that target the inbound financing of a foreign-parented multinational group's U.S. subsidiaries. There continues to be no immediate impacts to the company's financial position as a result of the application of the 385 Regulations, however, in the future they could limit our ability to efficiently finance or otherwise choose between debt and equity transactions with our U.S. subsidiaries.
Examinations and audits by tax authorities could result in additional tax payments for prior periods.

The company and its subsidiaries are subject to both income and non-income based taxes, in the United States and various foreign jurisdictions which are subject to current and potentially future tax audits in these jurisdictions. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. Tax authorities may disagree with certain positions we have taken and assess additional taxes (and, in certain cases, interest, fines or penalties). We recognize potential liabilities and record tax liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional income taxes will be due. We adjust these liabilities in light of changing facts and circumstances. Due to the complexity of some of these uncertainties, however, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.
The European Commission continues to investigate certain tax rulings and beneficial regimes provided by Member States to particular taxpayers that it believes may have violated the EU restriction on State Aid. The investigation was triggered by the OECD / BEPS action plan as well as the EU's own agenda to tackle aggressive tax planning and tax avoidance. There is considerable uncertainty with the approach being taken, including retroactive application (10 year period), conflicts with OECD Transfer Pricing Guidelines and implications to bilateral tax treaties. While the company does not believe it has received State Aid, and is not a party to any investigation, due to the uncertainty of the process and retroactive nature of the assessments any potential future findings could have a materially adverse impact on the company, including increasing our tax burden, increasing costs of our tax compliance or otherwise adversely affecting our future results of operations, financial condition or liquidity.

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

Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in a company's name against the directors and officers to remedy a wrong done to the company where the act complained of is alleged to be beyond the company's corporate power or is illegal or would result in the violation of the company's memorandum of association or Bye-Laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of shareholders than actually approved it. Under our Third Amended and Restated Bye-Laws (Bye-Laws), each of our shareholders agrees to waive any claim or right of action, both individually and on our behalf, other than those involving fraud or dishonesty, against the company or any of our officers, directors or employees. The waiver applies to any action taken by a director, officer or employee, or the failure of such person to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty on the part of the director, officer or employee. This waiver limits the right of shareholders to assert claims against our directors, officers and employees unless the act or failure to act involves fraud or dishonesty.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Our registered office is located in Hamilton, Bermuda, and our corporate headquarters is in leased office space at 1555 Peachtree Street N.E., Suite 1800, Atlanta, Georgia, 30309, U.S.A. Our principal regional centers are maintained in leased facilities, except as noted below, in the following locations:

•North America: 11 Greenway Plaza, Houston, Texas 77046; 225 Liberty St, New York City, New York 10281
•EMEA: Perpetual Park, Henley-on-Thames, Oxfordshire, RG9 1HH, United Kingdom (owned facilities)
•Asia: Champion Tower, No. 3 Garden Road, Hong Kong

We maintain a global enterprise center in Hyderabad, India in leased facilities at DivyaSree Orion in the Ranga Reddy District of Hyderabad, India. We lease office space in 26 countries.

Item 3.  Legal Proceedings

See Item 8, Financial Statements and Supplementary Data, Note 19 -- "Commitments and Contingencies - Legal Proceedings," for information regarding legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable
PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Invesco Ltd. is organized under the laws of Bermuda, and our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” At January 31, 2020, there were approximately 5,300 holders of record of our common shares.

The following graph illustrates the cumulative total shareholder return of our common shares over the five-year period beginning from the market close on the last trading day of 2014 through and including the last trading day in the fiscal year ended December 31, 2019, and compares it to the cumulative total return of the Standard and Poor's (S&P) 500 Index and to a group of peer investment management companies. This table is not intended to forecast future performance of our common shares.

Cumulative Shareholder Returns

Note:
Asset Manager Index includes Affiliated Managers Group, AllianceBernstein, Ameriprise Financial, Bank of New York Mellon, BlackRock, Charles Schwab, Eaton Vance, Federated Hermes, Franklin Resources, Invesco Ltd., Lazard, Legg Mason, Northern Trust, Principal Financial, State Street, TD Ameritrade, and T. Rowe Price.

Securities Authorized for Issuance under Equity Compensation Plans

The equity compensation plan information required in Item 201(d) of Regulation S-K is set forth in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2019 and is incorporated by reference in this Report.

Repurchases of Equity Securities

The following table shows common share repurchase activity during the three months ended December 31, 2019:

Month	Total Number of Common Shares Purchased(1)	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
October 1 - 31, 2019	75,380	$16.22	—	$743.0
November 1 - 30, 2019	33,583	$17.15	—	$743.0
December 1 - 31, 2019	680,087	$17.92	600,000	$732.2
	789,050		600,000
____________

(1)
An aggregate of 189,050 common shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards during the three months ended December 31, 2019.

(2)	At December 31, 2019, a balance of $732.2 million remains available under the common share repurchase authorization approved by the Board on July 22, 2016.

Item 6.  Selected Financial Data

The following tables present selected consolidated financial information for the company as of and for each of the five fiscal years in the period ended December 31, 2019. Except as otherwise noted below, the consolidated financial information has been prepared in accordance with U.S. generally accepted accounting principles.

	As of and For The Years Ended December 31,
$ in millions, except per common share and other data	2019	2018	2017	2016	2015
Operating Data:
Operating revenues	6,117.4	5,314.1	5,160.3	4,734.4	5,122.9
Net revenues (1)	4,415.1	3,818.1	3,754.9	3,393.2	3,643.2
Operating income	808.2	1,204.9	1,279.1	1,152.4	1,344.7
Adjusted operating income (2)	1,655.8	1,391.7	1,482.2	1,297.4	1,480.0
Operating margin	13.2%	22.7%	24.8%	24.3%	26.2%
Adjusted operating margin (2)	37.5%	36.5%	39.5%	38.2%	40.6%
Net income attributable to Invesco Ltd.	564.7	882.8	1,127.3	854.2	968.1
Adjusted net income attributable to Invesco Ltd. (3)	1,124.0	1,002.7	1,105.9	924.1	1,048.7
Per Common Share Data:
Earnings per common share:
-basic	1.29	2.14	2.75	2.06	2.26
-diluted	1.28	2.14	2.75	2.06	2.26
Adjusted diluted EPS (3)	2.55	2.43	2.70	2.23	2.44
Dividends declared per common share	1.23	1.19	1.15	1.11	1.06
Balance Sheet Data:
Total assets	39,420.3	30,978.4	31,668.8	25,734.3	25,073.2
Long-term debt	2,080.3	2,408.8	2,075.8	2,102.4	2,072.8
Debt of consolidated investment products (CIP)	6,234.6	5,226.0	4,799.8	4,403.1	5,437.0
Total equity attributable to Invesco Ltd.	13,862.5	8,578.8	8,696.1	7,503.8	7,885.3
Total permanent equity	14,318.3	8,936.2	8,955.6	7,611.8	8,695.7
Other Data:
Ending AUM (in billions)	1,226.2	888.2	937.6	812.9	775.6
Average AUM (in billions)	1,094.4	958.7	875.0	788.8	794.7
Headcount	8,821	7,459	7,030	6,790	6,490
_________

(1)	Net revenues is a non-GAAP financial measure. See Item 7, “Summary Operating Information,” footnote 1, for the definition of this measure and the related reconciliation reference.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management has elected to apply the FAST Act Modernization and Simplification of Regulation S-K, which provides the option to limit the discussion to the two most recent calendar years. The discussion and analysis disclosed herein apply to material changes in the consolidated financial statements for 2019 and 2018. For the comparison of 2018 and 2017, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the company’s 2018 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 22, 2019.

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

Global financial markets in 2019 were strong, despite periods of volatility throughout the year. The year saw global policy uncertainty and rising trade barriers. Uncertainty in the economic environment and weaker industry production metrics at times in the year led the US Fed and many other central banks to lower interest rates to support global growth. Despite this uncertainty, the global economy grew at a modest pace. The U.S. economy grew in 2019, while the European economy slowed during the year. Japan’s economy expanded slightly; while China’s economy grew at slightly lower levels than the prior year. Global inflation fell slightly in the year.

2019 was almost entirely positive for U.S. equities, despite the uncertainty throughout the year over future Fed policy and concerns about trade tensions between the U.S. and China. The central bank cut rates three times in 2019 to counter concerns about inflation growth. The S&P 500 posted multiple all-time high closing price levels and finished the year up 28.9%.

European markets were volatile in 2019, reacting to signs of weakening growth and tense trade talks, but were similarly assisted by continued accommodative monetary policies from central banks. The Brexit debate continued within the UK weighing on UK equities; the UK election in December brought political clarity. Also boosted by eased monetary policy, the FTSE 100 ended the year up 12.1%.

Japanese equities advanced in the year despite overall sentiment of a weakening economy and a difficult global trade environment. The Bank of Japan maintained its accommodative monetary policy. The Nikkei 225 finished the period up 18.2%.

Emerging market stocks also gained during the period, overcoming uncertainties over the US-China trade negotiations, general easing of growth in China and a strong US dollar.

Investors sought the relative safety of bonds amidst global growth concerns and geopolitical uncertainties. The U.S. Aggregate Bond Index was higher by 8.7% for the year.

The table below summarizes the year ended December 31 returns based on price appreciation/(depreciation) of several major market indices for 2019 and 2018:

		Year ended December 31,
Equity Index	Index expressed in currency	2019	2018
S&P 500	U.S. Dollar	28.9%	(7.0)%
FTSE 100	British Pound	12.1%	(12.4)%
FTSE 100	U.S. Dollar	16.7%	(17.8)%
Nikkei 225	Japanese Yen	18.2%	(12.1)%
Nikkei 225	U.S. Dollar	19.9%	(10.4)%
MSCI Emerging Markets	U.S. Dollar	15.4%	(16.9)%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	8.7%	(0.2)%

The company's financial results are impacted by the fluctuations in exchange rates against the U.S. Dollar, as discussed in the "Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations" section and the "Results of Operations for the Years Ended December 31, 2019 compared to December 31, 2018" section below.

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

On May 24, 2019, the company completed the acquisition of OppenheimerFunds, an investment management subsidiary of MassMutual, for $5.6 billion. The strategic acquisition brings Invesco’s total assets under management to approximately $1.2 trillion, further enhancing the company’s ability to meet client needs through its comprehensive range of high-conviction active, passive and alternative capabilities.

The highly complementary investment and distribution capabilities of Invesco and OppenheimerFunds strengthen the combined organization’s ability to provide more relevant investment outcomes to an expanded number of institutional and retail clients in the US and around the globe. Both Invesco’s and OppenheimerFunds’ clients benefit from the acquisition, which incorporates OppenheimerFunds’ high-performing investment capabilities and its powerful U.S. third-party distribution platform with Invesco’s strong and diversified product lineup, global presence, and solutions-driven client outreach. We view this as a multi-year growth story that expands the capabilities we can offer globally while further scaling our business for the benefit of clients.

Invesco has made significant progress toward the integration of the two firms through the combination of middle- and back- office, location strategy and leveraging the scale of the global operating platform. To date, Invesco has achieved $501 million in annualized net expense synergies related to integration of the OppenheimerFunds business, which is in excess of our $475 million target and ahead of schedule. Transaction, integration, and restructuring costs related to the acquisition are expected to increase from the original projection as a result of expenses related to fund mergers that were not contemplated at close, as well as incremental severance costs related to achieving increased net expense synergies. The company also will continue to incur incremental non-cash transaction, integration, and restructuring charges related to accelerated vesting of common share-based awards for terminated employees and acceleration of depreciation for software and leasehold improvement assets, as well as $120 million related to compensation payments to certain OppenheimerFunds employees, which were funded by MassMutual under the terms of the acquisition.

During the year, the company purchased $669.8 million of its common shares. This amount reflects $500 million (25.8 common shares) through forward contracts, $110.8 million of common shares repurchased in the market at cost (5.6 million common shares) and $59.0 million (3.3 million common shares) relating to purchases of common shares from employees to satisfy tax withholding requirements at the time of common share vesting. At December 31, 2019, a balance of $732.2 million remains available under the common share repurchase authorization approved by the Board on July 22, 2016. Since announcing the $1.2 billion stock repurchase plan in October 2018, the company has repurchased $973 million of its common shares to date and is on target to repurchase the remaining $227 million by the first quarter of 2021.

Invesco continues to demonstrate its commitment to supporting financial advisors with industry leading tools and resources, such as Jemstep, our advisor-powered digital advice capability, and Intelliflo, our advisor-focused digital platform. The range of investment capabilities available through Jemstep are broad across the firm's active, alternative and ETF offerings. Additionally, Jemstep offers open architecture to help advisors provide customized solutions for clients. As a market-leading provider of digital solutions, Jemstep continues to expand its capabilities and market presence, and is an integral part of Invesco's growth strategy.

Presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Consolidated Investment Products

The company provides investment management services to, and has transactions with, various retail mutual funds and similar entities, private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. The company is required to consolidate certain of these managed funds from time-to-time, as discussed more fully in Item 8, Financial Statements and Supplementary Data, Note 1 -- "Accounting Policies -- Basis of Accounting and Consolidation." Investment products that are consolidated are referred to in this Form 10-K (Report) as consolidated investments products (CIP). The company's economic risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees.

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

The impact of CIP is so significant to the presentation of the company’s Consolidated Financial Statements that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow after the Assets Under Management discussion:

•	Results of Operations (year ended December 31, 2019 compared to December 31, 2018);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.

To assess the impact of CIP on the company's Results of Operations and Balance Sheet Discussion, refer to Part II, Item 8, Financial Statements, Note 20, "Consolidated Investment Products." The impact on the company's results of operations is illustrated by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on operating revenues for the year ended December 31, 2019 was a reduction of $33.5 million. This indicates that their consolidation reduced consolidated revenues by this amount, reflecting the elimination upon their consolidation of the operating revenues earned by Invesco for managing these investment products.
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

Summary Operating Information

Summary operating information for 2019, 2018 and 2017 is presented in the table below.

$ in millions, other than per common share amounts, operating margins and AUM	Year ended December 31,
U.S. GAAP Financial Measures Summary	2019	2018	2017
Operating revenues	6,117.4	5,314.1	5,160.3
Operating income	808.2	1,204.9	1,279.1
Operating margin	13.2%	22.7%	24.8%
Net income attributable to Invesco Ltd.	564.7	882.8	1,127.3
Diluted EPS	1.28	2.14	2.75

Non-GAAP Financial Measures Summary
Net revenues (1)	4,415.1	3,818.1	3,754.9
Adjusted operating income (2)	1,655.8	1,391.7	1,482.2
Adjusted operating margin (2)	37.5%	36.5%	39.5%
Adjusted net income attributable to Invesco Ltd. (3)	1,124.0	1,002.7	1,105.9
Adjusted diluted EPS (3)	2.55	2.43	2.70

Assets Under Management
Ending AUM (billions)	1,226.2	888.2	937.6
Average AUM (billions)	1,094.4	958.7	875.0
_________

(1)
Net revenues is a non-GAAP financial measure. Net revenues are operating revenues plus the net revenues of our Great Wall joint venture; less pass-through revenue adjustments to investment management fees, service and distribution fees and other; plus management and performance fees earned from CIP. See "Schedule of Non-GAAP Information" for the reconciliation of operating revenues to net revenues.

(2)
Adjusted operating income and adjusted operating margin are non-GAAP financial measures. Adjusted operating margin is adjusted operating income divided by net revenues. Adjusted operating income includes operating income plus the net operating income of our joint venture investments, the operating income impact of the consolidation of investment products, transaction, integration and restructuring adjustments, compensation expense related to market valuation changes in deferred compensation plans and other reconciling items. See "Schedule of Non-GAAP Information," for the reconciliation of operating income to adjusted operating income.

(3)
Adjusted net income attributable to Invesco Ltd. and adjusted diluted EPS are non-GAAP financial measures. Adjusted net income attributable to Invesco Ltd. is net income attributable to Invesco Ltd. adjusted to exclude the net income of CIP, transaction, integration and restructuring adjustments, the net income impact of deferred compensation plans and other reconciling items. Adjustments made to net income attributable to Invesco Ltd. are tax-affected in arriving at adjusted net income attributable to Invesco Ltd. By calculation, adjusted diluted EPS is adjusted net income attributable to Invesco Ltd. divided by the weighted average number of common shares outstanding (for diluted EPS). See "Schedule of Non-GAAP Information," for the reconciliation of net income attributable to Invesco Ltd. to adjusted net income attributable to Invesco Ltd..

Investment Capabilities Performance Overview

Invesco's first strategic objective is to achieve strong investment performance over the long-term for our clients. As of December 31, 2019, 64%, 53%, 54%, and 82% of measured ranked actively managed assets performed in the top half of peer groups on a one-, three-, five- and ten-year basis, respectively. The table below presents the one-, three-, five- and ten-year performance of our measured ranked actively managed investment products measured by the percentage of AUM ahead of benchmark and AUM in the top half of peer group. (1)

	Benchmark Comparison				Peer Group Comparison
	% of AUM Ahead of Benchmark				% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	10yr	1yr	3yr	5yr	10yr
Equities (2)
U.S. Core (4%)	67%	9%	10%	10%	67%	19%	15%	58%
U.S. Growth (5%)	82%	43%	43%	36%	80%	26%	24%	41%
U.S. Value (8%)	8%	34%	82%	32%	8%	0%	0%	69%
Sector (1%)	74%	93%	65%	88%	73%	43%	44%	43%
UK (2%)	13%	16%	16%	100%	11%	15%	11%	21%
Canadian (0%)	57%	0%	0%	32%	57%	0%	0%	31%
Asian (3%)	70%	93%	89%	88%	16%	91%	85%	85%
Continental European (3%)	2%	2%	51%	99%	11%	2%	28%	98%
Global (7%)	74%	74%	78%	86%	80%	26%	34%	90%
Global Ex U.S. and Emerging Markets (14%)	98%	87%	87%	100%	98%	66%	65%	97%
Fixed Income (2)
Money Market (13%)	97%	98%	99%	99%	80%	80%	80%	98%
U.S. Fixed Income (12%)	87%	94%	95%	96%	79%	84%	83%	87%
Global Fixed Income (5%)	72%	74%	68%	80%	78%	78%	58%	60%
Stable Value (5%)	100%	100%	100%	100%	100%	100%	100%	100%
Other (2)
Alternatives (11%)	59%	61%	58%	58%	30%	36%	54%	70%
Balanced (7%)	46%	38%	45%	53%	49%	46%	51%	95%
____________
Note:
(1) Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary funds, unit investment trusts, fund of funds with component funds managed by Invesco, stable value building block funds and CDOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. AUM measured in the one, three, five and ten-year quartile rankings represents 58%, 57%, 57% and 51% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three, five and ten year basis represents 68%, 67%, 65% and 57% of total Invesco AUM as of 12/31/19. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (Lipper, Morningstar, IA, Russell, Mercer, eVestment Alliance, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for

Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

(2) Numbers in parenthesis reflect percentage of Total Ranked AUM. Total Ranked AUM is $696.5 billion for the fourth quarter.

Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations
A significant portion of our business is based outside of the U.S. The strengthening or weakening of the U.S. Dollar against other currencies, primarily the Pound Sterling, Euro and Japanese Yen, will impact our assets, liabilities, AUM and reported revenues and expenses from period to period. The assets, liabilities and AUM of foreign subsidiaries are translated at period end spot foreign currency exchange rates. The income statements of foreign currency subsidiaries are translated into U.S. Dollars, the reporting currency of the company, using average foreign exchange rates for the relevant period.
The table below sets forth the spot foreign exchange rates used for translation of non-U.S. Dollar denominated asset, liabilities and AUM into U.S. Dollars:

Spot Foreign Exchange Rates	December 31, 2019	December 31, 2018	December 31, 2017
Pound Sterling ($ per £)	1.324	1.274	1.353
Japan (¥ per $)	108.650	109.735	112.645
Euro ($ per Euro)	1.122	1.143	1.201
The table below sets forth the average foreign exchange rates used for translation of non-U.S. Dollar denominated income, including revenues and expenses, into U.S. Dollars:

	Years ended December 31,
Average Foreign Exchange Rates	2019	2018	2017
Pound Sterling ($ per £)	1.277	1.336	1.288
Japan (¥ per $)	109.009	110.353	112.137
Euro ($ per Euro)	1.120	1.181	1.129
A comparison of period end spot rates between December 31, 2019 and December 31, 2018 shows a strengthening of the Pound Sterling and the Japanese Yen relative to the U.S. Dollar, while the Euro weakened, which is reflected in the translation of our Pound Sterling-based, Japanese Yen-based and Euro-based assets, liabilities and AUM into U.S. Dollars, respectively.
A comparison of the average foreign exchange rates used for the year ended December 31, 2019 when compared to the year ended December 31, 2018 shows a weakening of the Pound Sterling and the Euro relative to the U.S. Dollar, while the Japanese Yen strengthened, which is reflected in the translation of our Pound Sterling-based, Euro-based and Japanese Yen- based revenue and expenses into U.S. Dollars, respectively.
Assets Under Management

The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM include index-based ETFs, unit investment trusts (UITs), non-management fee earning AUM and other passive mandates. Active AUM is total AUM less Passive AUM.

Non-management fee earning AUM includes non-management fee earning ETFs, UIT and product leverage. The net flows in non-management fee earning AUM can be relatively short-term in nature and, due to the relatively low revenue yield, these can have a significant impact on overall net revenue yield.

The AUM tables and the discussion below refer to certain AUM as long-term. Long-term inflows and the underlying reasons for the movements in this line item include investments from new clients, existing clients adding new accounts/funds or contributions/subscriptions into existing accounts/funds. Long-term outflows reflect client redemptions from accounts/funds and include the return of invested capital on the maturity. We present net flows into money market funds separately because shareholders of those funds typically use them as short-term funding vehicles and because their flows are particularly sensitive to short-term interest rate movements.

In the second quarter of 2019, the company changed the presentation of its AUM. The new presentation reflects the combination of the U.S and Canada to form Americas and Continental Europe to now be EMEA ex UK. As part of the change in the presentation of AUM, the company made certain reclassifications between geographies, asset classes and active and passive classifications to better reflect the underlying AUM. In the AUM tables below, all periods have been reclassified to conform to the new presentation and reclassifications.

Changes in AUM were as follows:

	2019			2018			2017
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive	Total AUM	Active	Passive
January 1	888.2	667.2	221.0	937.6	738.8	198.8	812.9	668.5	144.4
Long-term inflows	227.5	146.8	80.7	209.8	139.4	70.4	183.3	140.7	42.6
Long-term outflows	(261.9)	(196.5)	(65.4)	(248.8)	(176.4)	(72.4)	(178.8)	(140.7)	(38.1)
Long-term net flows	(34.4)	(49.7)	15.3	(39.0)	(37.0)	(2.0)	4.5	—	4.5
Net flows in non-management fee earning AUM	9.2	(0.1)	9.3	2.5	—	2.5	3.0	—	3.0
Net flows in institutional money market funds	(2.0)	(2.0)	—	7.6	7.6	—	(3.2)	(3.2)	—
Total net flows	(27.2)	(51.8)	24.6	(28.9)	(29.4)	0.5	4.3	(3.2)	7.5
Reinvested distributions	17.9	17.9	—	11.4	11.4	—	7.0	7.0	—
Market gains and losses	120.4	73.5	46.9	(67.0)	(52.1)	(14.9)	66.0	45.3	20.7
Acquisitions(1)	224.4	219.9	4.5	47.6	10.5	37.1	26.0	—	26.0
Foreign currency translation	2.5	2.5	—	(12.5)	(12.0)	(0.5)	21.4	21.2	0.2
December 31	1,226.2	929.2	297.0	888.2	667.2	221.0	937.6	738.8	198.8
Average AUM
Average long-term AUM	887.1	734.7	152.4	785.5	646.5	139.0	721.5	632.8	88.7
Average AUM	1,094.4	830.1	264.3	958.7	726.6	232.1	875.0	705.6	169.4
Revenue yield
Gross revenue yield on AUM (2)	57.8	69.1	23.9	56.3	66.2	26.3	59.6	68.4	23.3
Gross revenue yield on AUM before performance fees (2)	56.8	67.8	23.9	55.7	65.4	26.3	58.2	66.7	23.3
Net revenue yield on AUM (3)	40.3	48.6	14.6	39.8	47.5	15.9	42.9	48.9	18.1
Net revenue yield on AUM before performance fees (3)	39.4	47.2	14.6	39.2	46.7	15.9	41.5	47.1	18.1

(1) The acquisition of OppenheimerFunds business on May 24, 2019 added $224.4 billion in AUM at that date. The acquisition of Guggenheim Investments' ETF business on April 6, 2018 added $38.1 billion in AUM at that date. As of July 1, 2018, we began including 100% of Invesco Great Wall, which added $9.5 billion in AUM during the third quarter of 2018. The acquisition of the European ETF business added $26.0 billion in AUM in 2017.
(2) Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding Invesco Great Wall AUM. Prior to the third quarter 2018, management reflected its interests in Invesco Great Wall on a proportional consolidation basis, which was consistent with the presentation of our share of the AUM from these investments. Given the company's influence on Invesco Great Wall, a change in regulation allowing increased foreign ownership and reaching oral agreement in principle to obtain majority stake of the joint venture, the company began reporting 100% of the flows and AUM for Invesco Great Wall beginning in the third quarter of 2018. Our share of the average AUM in 2019 for our JVs in China was $35.6 billion (2018: $16.2 billion, 2017: $8.5 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Consolidated Statements of Income. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP and our JVs in China; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company's true effective fee rate from AUM.

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

Average AUM during the year ended December 31, 2019, were $1,094.4 billion, compared to $958.7 billion for the year ended December 31, 2018.

Market Returns and Reinvested Distributions

Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, during 2019, global financial markets were strong, despite periods of volatility throughout the year.

Foreign Exchange Rates

During the year ended December 31, 2019, we experienced increases in AUM of $2.5 billion due to changes in foreign exchange rates (December 31, 2018: AUM decreased by $12.5 billion). See the company's disclosures regarding the changes in foreign exchange rates during the year ended December 31, 2019 in the “Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations” section above for additional information regarding the movement of foreign exchange rates.

Acquisitions

During the year ended December 31, 2019, we completed the acquisition of OppenheimerFunds which added $224.4 billion in AUM during the year. For the year ended December 31, 2018, we completed the acquisition of Guggenheim Investments' ETF business, which added $38.1 billion in AUM, and we began including 100% of Invesco Great Wall Fund Management Company, which added $9.5 billion in AUM during the year.

Revenue Yield

Changes in our AUM mix significantly impact our net revenue yield. Passive AUM generally earn a lower effective fee rate than active asset classes, and changes in the mix of products therefore have an impact on our net revenue yield. Additionally, as a significant proportion of our AUM is based outside of the U.S., changes in foreign exchange rates result in a change to the mix of U.S. Dollar denominated AUM with AUM denominated in other currencies. As fee rates differ across geographic locations, changes to exchange rates have an impact on the net revenue yields. See the company's disclosures regarding the changes in foreign exchange rates in the "Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations" section for additional information regarding the movement of foreign exchange rates.

In the year ended December 31, 2019, the net revenue yield was 40.3 basis points compared to 39.8 basis points in the year ended December 31, 2018, an increase of 0.5 basis points. As a result of the acquisition of OppenheimerFunds, AUM increased $224.4 billion during the second quarter of 2019, which was comprised of $219.9 billion of active and $4.5 billion of passive AUM, increasing the proportion of active AUM and positively impacting net revenue yield.

At December 31, 2019, active AUM were $929.2 billion, representing 75.8% of total AUM at that date; whereas at December 31, 2018, active AUM were $667.2 billion, representing 75.1% of our total AUM at that date. In the year ended December 31, 2019, the net revenue yield on active AUM was 48.6 basis points compared to 47.5 basis points in the year ended December 31, 2018, an increase of 1.1 basis points.

At December 31, 2019, passive AUM were $297.0 billion, representing 24.2% of total AUM at that date; whereas at December 31, 2018, passive AUM were $221.0 billion, representing 24.9% of our total AUM at that date. In the year ended December 31, 2019, the net revenue yield on passive AUM was 14.6 basis points compared to 15.9 basis points in the year ended December 31, 2018, a decrease of 1.3 basis points.

Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:

Total AUM by Channel (1)

$ in billions	Total	Retail	Institutional
December 31, 2018	888.2	566.7	321.5
Long-term inflows	227.5	175.2	52.3
Long-term outflows	(261.9)	(210.4)	(51.5)
Long-term net flows	(34.4)	(35.2)	0.8
Net flows in non-management fee earning AUM	9.2	4.9	4.3
Net flows in institutional money market funds	(2.0)	4.2	(6.2)
Total net flows	(27.2)	(26.1)	(1.1)
Reinvested distributions	17.9	17.6	0.3
Market gains and losses	120.4	102.4	18.0
Acquisitions(4)	224.4	215.8	8.6
Foreign currency translation	2.5	1.8	0.7
December 31, 2019	1,226.2	878.2	348.0

December 31, 2017	937.6	607.6	330.0
Long-term inflows	209.8	158.8	51.0
Long-term outflows	(248.8)	(194.1)	(54.7)
Long-term net flows	(39.0)	(35.3)	(3.7)
Net flows in non-management fee earning AUM	2.5	2.7	(0.2)
Net flows in institutional money market funds	7.6	9.0	(1.4)
Total net flows	(28.9)	(23.6)	(5.3)
Reinvested distributions	11.4	11.4	—
Market gains and losses	(67.0)	(62.4)	(4.6)
Acquisitions(4)	47.6	42.6	5.0
Foreign currency translation	(12.5)	(8.9)	(3.6)
December 31, 2018	888.2	566.7	321.5

December 31, 2016	812.9	501.7	311.2
Long-term inflows	183.3	144.1	39.2
Long-term outflows	(178.8)	(140.8)	(38.0)
Long-term net flows	4.5	3.3	1.2
Net flows in non-management fee earning AUM	3.0	0.1	2.9
Net flows in institutional money market funds	(3.2)	(0.1)	(3.1)
Total net flows	4.3	3.3	1.0
Reinvested distributions	7.0	7.0	—
Market gains and losses	66.0	55.9	10.1
Acquisitions(4)	26.0	26.0	—
Foreign currency translation	21.4	13.7	7.7
December 31, 2017	937.6	607.6	330.0
____________

See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (1)

$ in billions	Total	Retail	Institutional
December 31, 2018	221.0	204.6	16.4
Long-term inflows	80.7	80.1	0.6
Long-term outflows	(65.4)	(65.4)	—
Long-term net flows	15.3	14.7	0.6
Net flows in non-management fee earning AUM	9.3	5.1	4.2
Net flows in institutional money market funds	—	—	—
Total net flows	24.6	19.8	4.8
Reinvested distributions	—	—	—
Market gains and losses	46.9	46.9	—
Acquisitions(4)	4.5	4.5	—
Foreign currency translation	—	—	—
December 31, 2019	297.0	275.8	21.2

December 31, 2017	198.8	181.9	16.9
Long-term inflows	70.4	70.4	—
Long-term outflows	(72.4)	(72.4)	—
Long-term net flows	(2.0)	(2.0)	—
Net flows in non-management fee earning AUM	2.5	2.7	(0.2)
Net flows in institutional money market funds	—	—	—
Total net flows	0.5	0.7	(0.2)
Reinvested distributions	—	—	—
Market gains and losses	(14.9)	(14.5)	(0.4)
Acquisitions(4)	37.1	37.1	—
Foreign currency translation	(0.5)	(0.6)	0.1
December 31, 2018	221.0	204.6	16.4

December 31, 2016	144.4	129.0	15.4
Long-term inflows	42.6	42.5	0.1
Long-term outflows	(38.1)	(36.9)	(1.2)
Long-term net flows	4.5	5.6	(1.1)
Net flows in non-management fee earning AUM	3.0	0.1	2.9
Net flows in institutional money market funds	—	—	—
Total net flows	7.5	5.7	1.8
Reinvested distributions	—	—	—
Market gains and losses	20.7	21.1	(0.4)
Acquisitions(4)	26.0	26.0	—
Foreign currency translation	0.2	0.1	0.1
December 31, 2017	198.8	181.9	16.9
____________

See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class(2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2018	888.2	369.1	208.6	55.4	89.9	165.2
Long-term inflows	227.5	100.9	68.0	18.8	0.2	39.6
Long-term outflows	(261.9)	(132.4)	(53.9)	(20.4)	(0.1)	(55.1)
Long-term net flows	(34.4)	(31.5)	14.1	(1.6)	0.1	(15.5)
Net flows in non-management fee earning AUM	9.2	2.9	6.3	—	—	—
Net flows in institutional money market funds	(2.0)	—	—	—	(2.0)	—
Total net flows	(27.2)	(28.6)	20.4	(1.6)	(1.9)	(15.5)
Reinvested distributions	17.9	12.9	1.6	1.9	—	1.5
Market gains and losses	120.4	94.0	9.9	7.6	—	8.9
Acquisitions(4)	224.4	149.7	42.5	3.7	3.7	24.8
Foreign currency translation	2.5	1.7	0.5	0.3	(0.3)	0.3
December 31, 2019	1,226.2	598.8	283.5	67.3	91.4	185.2
Average AUM	1,094.4	503.9	253.8	62.1	95.4	179.2
% of total average AUM	100.0%	46.0%	23.2%	5.7%	8.7%	16.4%

December 31, 2017	937.6	412.6	204.3	62.3	78.6	179.8
Long-term inflows	209.8	96.8	51.4	13.1	6.9	41.6
Long-term outflows	(248.8)	(126.0)	(53.6)	(15.1)	(5.4)	(48.7)
Long-term net flows	(39.0)	(29.2)	(2.2)	(2.0)	1.5	(7.1)
Net flows in non-management fee earning AUM	2.5	3.1	(0.6)	—	—	—
Net flows in institutional money market funds	7.6	—	—	—	7.6	—
Total net flows	(28.9)	(26.1)	(2.8)	(2.0)	9.1	(7.1)
Reinvested distributions	11.4	8.4	1.0	1.4	—	0.6
Market gains and losses	(67.0)	(49.5)	(3.8)	(7.0)	0.6	(7.3)
Acquisitions(4)	47.6	29.5	11.5	3.1	2.2	1.3
Foreign currency translation	(12.5)	(5.8)	(1.6)	(2.4)	(0.6)	(2.1)
December 31, 2018	888.2	369.1	208.6	55.4	89.9	165.2
Average AUM	958.7	422.8	209.9	62.1	85.6	178.3
% of total average AUM	100.0%	44.1%	21.9%	6.5%	8.9%	18.6%

December 31, 2016	812.9	344.6	179.8	51.6	81.3	155.6
Long-term inflows	183.3	79.4	41.8	15.0	4.2	42.9
Long-term outflows	(178.8)	(93.2)	(35.9)	(12.3)	(4.0)	(33.4)
Long-term net flows	4.5	(13.8)	5.9	2.7	0.2	9.5
Net flows in non-management fee earning AUM	3.0	0.5	2.5	—	—	—
Net flows in institutional money market funds	(3.2)	—	—	—	(3.2)	—
Total net flows	4.3	(13.3)	8.4	2.7	(3.0)	9.5
Reinvested distributions	7.0	5.1	0.4	0.9	—	0.6
Market gains and losses	66.0	55.3	4.8	3.7	—	2.2
Acquisitions(4)	26.0	11.5	7.8	—	—	6.7
Foreign currency translation	21.4	9.4	3.1	3.4	0.3	5.2
December 31, 2017	937.6	412.6	204.3	62.3	78.6	179.8
Average AUM	875.0	379.5	191.8	56.8	78.5	168.4
% of total average AUM	100.0%	43.4%	21.9%	6.5%	9.0%	19.2%
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class (2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2018	221.0	155.3	47.2	0.7	—	17.8
Long-term inflows	80.7	57.9	10.9	0.1	—	11.8
Long-term outflows	(65.4)	(48.2)	(6.0)	—	—	(11.2)
Long-term net flows	15.3	9.7	4.9	0.1	—	0.6
Net flows in non-management fee earning AUM	9.3	3.0	6.3	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	24.6	12.7	11.2	0.1	—	0.6
Reinvested distributions	—	—	—	—	—	—
Market gains and losses	46.9	44.7	0.4	0.1	—	1.7
Acquisitions(4)	4.5	4.5	—	—	—	—
Foreign currency translation	—	(0.1)	0.1	—	—	—
December 31, 2019	297.0	217.1	58.9	0.9	—	20.1
Average AUM	264.3	189.2	55.7	0.8	—	18.6
% of total average AUM	100.0%	71.6%	21.1%	0.3%	—%	7.0%

December 31, 2017	198.8	134.7	42.4	0.8	—	20.9
Long-term inflows	70.4	49.3	10.8	—	—	10.3
Long-term outflows	(72.4)	(47.4)	(12.0)	—	—	(13.0)
Long-term net flows	(2.0)	1.9	(1.2)	—	—	(2.7)
Net flows in non-management fee earning AUM	2.5	3.1	(0.6)	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	0.5	5.0	(1.8)	—	—	(2.7)
Reinvested distributions	—	—	—	—	—	—
Market gains and losses	(14.9)	(11.1)	(1.9)	(0.1)	—	(1.8)
Acquisitions(4)	37.1	27.1	8.7	—	—	1.3
Foreign currency translation	(0.5)	(0.4)	(0.2)	—	—	0.1
December 31, 2018	221.0	155.3	47.2	0.7	—	17.8
Average AUM	232.1	162.2	47.4	0.8	—	21.7
% of total average AUM	100.0%	69.9%	20.4%	0.3%	—%	9.3%

December 31, 2016	144.4	98.4	28.9	0.8	—	16.3
Long-term inflows	42.6	28.5	8.7	0.1	—	5.3
Long-term outflows	(38.1)	(25.6)	(5.3)	(0.1)	—	(7.1)
Long-term net flows	4.5	2.9	3.4	—	—	(1.8)
Net flows in non-management fee earning AUM	3.0	0.5	2.5	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	7.5	3.4	5.9	—	—	(1.8)
Reinvested distributions	—	—	—	—	—	—
Market gains and losses	20.7	21.4	(0.3)	—	—	(0.4)
Acquisitions(4)	26.0	11.5	7.8	—	—	6.7
Foreign currency translation	0.2	—	0.1	—	—	0.1
December 31, 2017	198.8	134.7	42.4	0.8	—	20.9
Average AUM	169.4	115.8	34.9	0.8	—	17.9
% of total average AUM	100.0%	68.4%	20.6%	0.5%	—%	10.6%
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile (3)

$ in billions	Total	Americas	UK	EMEA ex UK	Asia
December 31, 2018	888.2	581.6	76.6	125.5	104.5
Long-term inflows	227.5	124.6	9.1	51.7	42.1
Long-term outflows	(261.9)	(158.2)	(20.2)	(49.7)	(33.8)
Long-term net flows	(34.4)	(33.6)	(11.1)	2.0	8.3
Net flows in non-management fee earning AUM	9.2	6.3	0.2	2.4	0.3
Net flows in institutional money market funds	(2.0)	(3.9)	—	(2.3)	4.2
Total net flows	(27.2)	(31.2)	(10.9)	2.1	12.8
Reinvested distributions	17.9	17.5	0.4	—	—
Market gains and losses	120.4	88.1	5.5	15.3	11.5
Transfers	—	(1.3)	(0.3)	1.6	—
Acquisitions(4)	224.4	223.7	0.7	—	—
Foreign currency translation	2.5	1.1	2.4	(0.8)	(0.2)
December 31, 2019	1,226.2	879.5	74.4	143.7	128.6

December 31, 2017	937.6	610.4	93.6	144.5	89.1
Long-term inflows	209.8	108.3	13.6	58.3	29.6
Long-term outflows	(248.8)	(139.3)	(18.6)	(65.7)	(25.2)
Long-term net flows	(39.0)	(31.0)	(5.0)	(7.4)	4.4
Net flows in non-management fee earning AUM	2.5	2.7	(0.1)	(0.2)	0.1
Net flows in institutional money market funds	7.6	(2.1)	—	0.9	8.8
Total net flows	(28.9)	(30.4)	(5.1)	(6.7)	13.3
Reinvested distributions	11.4	10.8	0.6	—	—
Market gains and losses	(67.0)	(44.7)	(7.3)	(8.6)	(6.4)
Transfer	—	(0.4)	(0.4)	0.7	0.1
Acquisitions(4)	47.6	38.1	—	—	9.5
Foreign currency translation	(12.5)	(2.2)	(4.8)	(4.4)	(1.1)
December 31, 2018	888.2	581.6	76.6	125.5	104.5

December 31, 2016	812.9	558.7	80.4	92.0	81.8
Long-term inflows	183.3	92.4	17.0	50.4	23.5
Long-term outflows	(178.8)	(100.2)	(15.5)	(40.6)	(22.5)
Long-term net flows	4.5	(7.8)	1.5	9.8	1.0
Net flows in non-management fee earning AUM	3.0	3.5	0.1	(0.7)	0.1
Net flows in institutional money market funds	(3.2)	0.6	—	(2.6)	(1.2)
Total net flows	4.3	(3.7)	1.6	6.5	(0.1)
Reinvested distributions	7.0	7.0	—	—	—
Market gains and losses	66.0	46.5	4.4	10.9	4.2
Acquisitions(4)	26.0	—	—	26.0	—
Foreign currency translation	21.4	1.9	7.2	9.1	3.2
December 31, 2017	937.6	610.4	93.6	144.5	89.1
____________

See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile (4)

$ in billions	Total	Americas	UK	EMEA ex UK	Asia
December 31, 2018	221.0	184.0	0.7	32.6	3.7
Long-term inflows	80.7	48.6	0.5	29.7	1.9
Long-term outflows	(65.4)	(42.6)	(0.4)	(20.3)	(2.1)
Long-term net flows	15.3	6.0	0.1	9.4	(0.2)
Net flows in non-management fee earning AUM	9.3	6.4	0.2	2.4	0.3
Net flows in institutional money market funds	—	—	—	—	—
Total net flows	24.6	12.4	0.3	11.8	0.1
Reinvested distributions	—	—	—	—	—
Market gains and losses	46.9	39.1	(0.3)	7.0	1.1
Acquisitions(4)	4.5	4.5	—	—	—
Foreign currency translation	—	—	—	—	—
December 31, 2019	297.0	240.0	0.7	51.4	4.9

December 31, 2017	198.8	160.1	0.8	34.7	3.2
Long-term inflows	70.4	40.1	0.4	28.4	1.5
Long-term outflows	(72.4)	(42.5)	(0.5)	(28.3)	(1.1)
Long-term net flows	(2.0)	(2.4)	(0.1)	0.1	0.4
Net flows in non-management fee earning AUM	2.5	2.7	(0.1)	(0.2)	0.1
Net flows in institutional money market funds	—	—	—	—	—
Total net flows	0.5	0.3	(0.2)	(0.1)	0.5
Reinvested distributions	—	—	—	—	—
Market gains and losses	(14.9)	(13.3)	0.1	(1.6)	(0.1)
Acquisitions(4)	37.1	36.9	—	—	0.2
Foreign currency translation	(0.5)	—	—	(0.4)	(0.1)
December 31, 2018	221.0	184.0	0.7	32.6	3.7

December 31, 2016	144.4	133.1	0.7	6.2	4.4
Long-term inflows	42.6	27.4	0.6	14.0	0.6
Long-term outflows	(38.1)	(22.3)	(0.5)	(13.3)	(2.0)
Long-term net flows	4.5	5.1	0.1	0.7	(1.4)
Net flows in non-management fee earning AUM	3.0	3.5	0.1	(0.7)	0.1
Net flows in institutional money market funds	—	—	—	—	—
Total net flows	7.5	8.6	0.2	—	(1.3)
Reinvested distributions	—	—	—	—	—
Market gains and losses	20.7	18.4	(0.1)	2.4	—
Acquisitions(4)	26.0	—	—	26.0	—
Foreign currency translation	0.2	—	—	0.1	0.1
December 31, 2017	198.8	160.1	0.8	34.7	3.2
____________

(1)
Channel refers to the internal distribution channel from which the AUM originated. Retail AUM represents AUM distributed by the company's retail sales team. Institutional AUM represents AUM distributed by our institutional sales team. This aggregation is viewed as a proxy for presenting AUM in the retail and institutional markets in which the company operates.

During 2018, $29.8 billion of AUM were transferred from retail into institutional to better reflect the activities of institutional sales teams and the clients they support. The AUM presented in 2018 and 2017 has been adjusted to depict the AUM as though it were historically classified as institutional.

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

Results of Operations for the Years Ended December 31, 2019 compared to December 31, 2018

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures. The company has changed its presentation of the reconciliation between operating revenues and net revenues. All periods have been conformed to the new presentation. Neither operating revenue nor net revenue totals have changed for any historic periods.

The results of the OppenheimerFunds acquisition are included from May 24, 2019 (date of acquisition), the results of Guggenheim Investments' ETF business are included from April 6, 2018 (date of acquisition), and the results of Intelliflo are included from June 4, 2018 (date of acquisition).

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

				Variance
	Years ended December 31,			2019 vs 2018		2018 vs 2017
$ in millions	2019	2018	2017	$ Change	% Change	$ Change	% Change
Investment management fees	4,506.3	4,082.3	4,126.6	424.0	10.4%	(44.3)	(1.1)%
Service and distribution fees	1,276.5	968.5	852.8	308.0	31.8%	115.7	13.6%
Performance fees	102.2	56.9	113.3	45.3	79.6%	(56.4)	(49.8)%
Other	232.4	206.4	67.6	26.0	12.6%	138.8	205.3%
Total operating revenues	6,117.4	5,314.1	5,160.3	803.3	15.1%	153.8	3.0%

Invesco Great Wall	157.2	83.6	48.7	73.6	88.0%	34.9	71.7%
Revenue Adjustments:
Investment management fees	(814.4)	(817.9)	(914.2)	3.5	(0.4)%	96.3	(10.5)%
Service and distribution fees	(886.3)	(629.7)	(551.2)	(256.6)	40.7%	(78.5)	14.2%
Other	(192.3)	(160.6)	(21.1)	(31.7)	19.7%	(139.5)	661.1%
Total Revenue Adjustments(1)	(1,893.0)	(1,608.2)	(1,486.5)	(284.8)	17.7%	(121.7)	8.2%
CIP	33.5	28.6	32.4	4.9	17.1%	(3.8)	(11.7)%
Net revenues(2)	4,415.1	3,818.1	3,754.9	597.0	15.6%	63.2	1.7%
_________

(1)
Total revenue adjustments includes passed through investment management, service and distribution, and other revenues and equal the same amount as the third party distribution, service and advisory expenses.

(2)
Net revenues are operating revenues less revenue adjustments, plus net revenues from Invesco Great Wall, plus management and performance fees earned from CIP. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

The impact of foreign exchange rate movements decreased operating revenues by $63.9 million, equivalent to 1.0% of total operating revenues, during the year ended December 31, 2019 when compared to the year ended December 31, 2018 ($45.7 million increase in 2018 or 0.9% of 2018 total operating revenues).

Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. As discussed in the Executive Overview, financial global markets were strong, and returns from capital markets were up in the year ended December 31, 2019.

Investment Management Fees

Investment management fees increased by $424.0 million (10.4%) in the year ended December 31, 2019, to $4,506.3 million (year ended December 31, 2018: $4,082.3 million). This compares to a 14.2% increase in average AUM. The impact of foreign exchange rate movements decreased investment management fees by $60.2 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018. After allowing for foreign exchange movements, investment management fees increased by $484.2 million (11.9%). The increase is primarily a result of revenues earned from the acquired OppenheimerFunds business (acquired May 24, 2019). The acquisition added $219.9 billion in active AUM at acquisition date.

See the company's disclosures regarding the changes in AUM and revenue yields during the years ended December 31, 2019 and December 31, 2018 in the “Assets Under Management” section above for additional information regarding the impact of changes in AUM on management fee yields.

Service and Distribution Fees

In the year ended December 31, 2019, service and distribution fees increased by $308.0 million (31.8%) to $1,276.5 million (year ended December 31, 2018: $968.5 million). The total increase is made up of higher distribution fees of $180.3 million, transfer agency fees of $111.0 million, and administrative fees of $7.1 million. The increase is primarily a result of revenues earned from the acquired OppenheimerFunds business (acquired May 24, 2019).

Performance Fees

Of our $1,226.2 billion in AUM at December 31, 2019, approximately $48.5 billion or 4.0%, could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts. Of our $888.2 billion in AUM at December 31, 2018, approximately $46.0 billion or 5.2%, could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts.

In the year ended December 31, 2019, performance fees increased by $45.3 million (79.6%) to $102.2 million (year ended December 31, 2018: $56.9 million). Performance fees in 2019 were primarily generated by $59.2 million from real estate, $20.1 million from fixed income, $11.4 million from private equity funds, $7.1 million from UK closed end funds, and $4.4 million from institutional funds. Performance fees in 2018 were primarily generated by $38.7 million from real estate, $6.5 million from private equity partnerships, $5.7 million from UK close end funds and $1.2 million bank loan products.

Other Revenues

In the year ended December 31, 2019, other revenues increased by $26.0 million (12.6%) to $232.4 million (year ended December 31, 2018: $206.4 million). The increase in other revenues was primarily driven by an increase in commissions of $35.5 million as a result of the acquired OppenheimerFunds business (acquired May 24, 2019), partially offset by decreases in UIT revenues of $7.1 million and real estate transaction fees of $4.3 million.

Invesco Great Wall

The company’s most significant joint venture arrangement is our 49% investment in Invesco Great Wall Fund Management Company Limited (the “Invesco Great Wall” joint venture). Management believes that the net revenues from Invesco Great Wall should be added to total operating revenues to arrive at net revenues, as it is important to evaluate the contribution to the business that Invesco Great Wall is making. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues.

Prior to the third quarter 2018, management reflected its interests in Invesco Great Wall on a proportional consolidation basis, which was consistent with the presentation of our share of the AUM from Invesco Great Wall. Given the company’s influence on the Invesco Great Wall joint venture, a change in regulation allowing increased foreign ownership, and reaching agreement in principle to obtain a majority stake of the joint venture, the company began reporting 100% of the flows and AUM for Invesco Great Wall beginning in the third quarter 2018. As a result of this change, the company’s non-GAAP operating results reflect the economics of these holdings on a basis consistent with the underlying AUM and flows. Adjusted net income is reduced by the amount of earnings attributable to non-controlling interests.

Net revenues from Invesco Great Wall were $157.2 million and average AUM was $35.6 billion for the year ended December 31, 2019, reflecting 100% of the flows and AUM for the year. The AUM increases are a result of significant growth in the China Money Market funds and therefore resulted in higher revenues.

Net revenues from Invesco Great Wall were $83.6 million and average AUM was $16.2 billion, for the year ended December 31, 2018, reflecting 100% of the flows and AUM for the six months ended December 31, 2018 and 49% of the flows and AUM for the six months ended June 30, 2018.

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

The elimination of management and performance fees earned from CIP increased by $4.9 million to $33.5 million in the year ended December 31, 2019 (year ended December 31, 2018: $28.6 million). The increase is primarily due to the increase in management fees earned from CLOs.

Operating Expenses

The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

				Variance
	Years ended December 31,			2019 vs 2018		2018 vs 2017
$ in millions	2019	2018	2017	$ Change	% Change	$ Change	% Change
Third-party distribution, service and advisory	1,893.0	1,608.2	1,486.5	284.8	17.7%	121.7	8.2%
Employee compensation	1,709.3	1,494.4	1,499.6	214.9	14.4%	(5.2)	(0.3)%
Marketing	135.6	134.8	121.8	0.8	0.6%	13.0	10.7%
Property, office and technology	494.1	410.5	364.6	83.6	20.4%	45.9	12.6%
General and administrative	404.2	324.4	306.9	79.8	24.6%	17.5	5.7%
Transaction, integration and restructuring	673.0	136.9	101.8	536.1	391.6%	35.1	34.5%
Total operating expenses	5,309.2	4,109.2	3,881.2	1,200.0	29.2%	228.0	5.9%

The table below sets forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	2019	% of Total Operating Expenses	% of Operating Revenues	2018	% of Total Operating Expenses	% of Operating Revenues	2017	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	1,893.0	35.7%	30.9%	1,608.2	39.1%	30.3%	1,486.5	38.3%	28.8%
Employee compensation	1,709.3	32.2%	27.9%	1,494.4	36.4%	28.1%	1,499.6	38.6%	29.1%
Marketing	135.6	2.6%	2.2%	134.8	3.3%	2.5%	121.8	3.1%	2.4%
Property, office and technology	494.1	9.3%	8.1%	410.5	10.0%	7.7%	364.6	9.4%	7.1%
General and administrative	404.2	7.6%	6.6%	324.4	7.9%	6.1%	306.9	8.0%	5.9%
Transaction, integration and restructuring	673.0	12.7%	11.0%	136.9	3.3%	2.6%	101.8	2.6%	2.0%
Total operating expenses	5,309.2	100.0%	86.8%	4,109.2	100.0%	77.3%	3,881.2	100.0%	75.2%

During the year ended December 31, 2019, operating expenses increased by $1,200 million (29.2%) to $5,309.2 million (year ended December 31, 2018: $4,109.2 million). The impact of foreign exchange rate movements decreased operating expenses by $48.9 million, or 0.9% of total operating expenses, during the year ended December 31, 2019 as compared to the year ended December 31, 2018. For the period ending December 31, 2019, the acquisition of OppenheimerFunds had a significant impact on operating expenses, including a significant increase in transaction, integration, and restructuring expense during the period. The remaining variances are from the activities of the business and are addressed below on a line-item by line-item basis.

Third-Party Distribution, Service and Advisory

Third-party distribution, service and advisory expenses include periodic “renewal” commissions paid to brokers and independent financial advisors for the continuing oversight of their clients' assets over the time they are invested and are payments for the servicing of client accounts. Renewal commissions are calculated based upon a percentage of the AUM value and apply to much of the company's non-U.S. retail operations. As discussed above, the revenues from the company’s U.S. retail operations include 12b-1 distribution fees, which are largely passed through to brokers who sell the funds as third-party distribution expenses along with additional marketing support distribution costs. Both the revenues and the costs are dependent on the underlying AUM of the brokers' clients. Third-party distribution expenses also include the amortization of upfront commissions paid to broker-dealers for sales of fund shares with a contingent deferred sales charge (a charge levied to the investor for client redemption of AUM within a certain contracted period of time). The upfront distribution commissions are amortized over the redemption period. Also included in third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client common share purchases and redemptions, call center support and client reporting. These costs are reimbursed by the related funds.

Third party distribution service and advisory expenses increased by $284.8 million (17.7%) in the year ended December 31, 2019 to $1,893.0 million (year ended December 31, 2018: $1,608.2 million). The impact of foreign exchange rate movements decreased third party costs by $9.0 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018. After allowing for foreign exchange rate changes, the increase in costs was $293.8 million. Included is an increase of $231.5 million in service fees (primarily 12b-1 fees), $39.7 million in asset and sales based fees, $28.4 million in transaction fees, $26.7 million in fund expenses, partially offset by a decrease of $41.7 million in renewal commissions and $7.0 million in unitary fees. The increase is primarily a result of costs from the acquired OppenheimerFunds business (acquired May 24, 2019). See "Schedule of Non-GAAP Information" for additional disclosures.

Employee Compensation

Employee compensation includes salary, cash bonuses and common share-based payment plans designed to attract and retain the highest caliber employees. Employee staff benefit plan costs and payroll taxes are also included in employee compensation.

Employee compensation increased $214.9 million (14.4%) to $1,709.3 million in the year ended December 31, 2019 (year ended December 31, 2018: $1,494.4 million). The impact of foreign exchange rate movements decreased employee compensation by $23.5 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018. After allowing for foreign exchange rate changes, the increase in employee compensation was $238.4 million.

Compensation in 2019 increased $238.4 million due to increases in base salaries of $95.3 million, share-based compensation of $69.4 million, $51.3 million of commissions and bonuses, and $13.6 million in staff benefits. These increases were driven by increased headcount as a result of the OppenheimerFunds acquisition (acquired May 24, 2019).

Headcount at December 31, 2019 was 8,821 (December 31, 2018; 7,459).

Marketing

Marketing expenses include the cost of direct advertising of our products through trade publications, television and other media, and public relations costs, such as the marketing of the company's products through conferences or other sponsorships, and the cost of marketing-related employee travel.

Marketing expenses increased by $0.8 million (0.6%) in the year ended December 31, 2019 to $135.6 million (year ended December 31, 2018: $134.8 million). The impact of foreign exchange rate movements decreased marketing expenses by $2.2 million. After allowing for foreign exchange rate movements, marketing expenses increased $3.0 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018.

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

Property, office and technology expenses increased by $83.6 million (20.4%) to $494.1 million in the year ended December 31, 2019 (year ended December 31, 2018: $410.5 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $5.8 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018. After allowing for foreign exchange rate movements, expenses increased $89.4 million. This increase was comprised of lease expenses of $23.7 million, software maintenance of $23.3 million, outsourced administration costs of $20.1 million and depreciation of $16.5 million. The increase is primarily a result of the acquired OppenheimerFunds business (acquired May 24, 2019).

General and Administrative

General and administrative expenses include professional services costs, such as information service subscriptions, irrecoverable taxes, non-marketing related employee travel expenditures, consulting fees, audit, tax and legal fees, professional insurance costs and recruitment and training costs.

General and administrative expenses increased by $79.8 million (24.6%) to $404.2 million in the year ended December 31, 2019 (year ended December 31, 2018: $324.4 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $8.4 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018. After allowing for foreign exchange rate movements, the increase was $88.2 million.

General and administrative expenses for the year ended December 31, 2019 included increases of $27.9 million in market data services costs, $16.7 million in professional services and regulatory costs, $15.0 million in operational costs incurred by CIP and $10.3 million on foreign currency revaluation costs. 2019 reflects a net increase of $19.4 million in VAT, as 2018 included a credit of $26.7 million related to a one-time VAT recovery related to additional regulatory guidance.
Transaction, Integration, and Restructuring

The transaction, integration and restructuring charges reflect legal, regulatory, advisory, valuation and other professional services or consulting fees, and travel costs related to a business combination transaction or restructuring initiatives related to changes in business strategy. Also included in these charges are severance-related expenses and any contract termination costs associated with these efforts. Additionally, these charges reflect the costs of temporary staff involved in executing the transaction or initiative, and the post-closing costs of amortizing acquired intangible assets and integrating an acquired business into the company’s existing operations, including incremental costs associated with achieving expense savings following a business combination or restructuring initiative.

Transaction, integration, and restructuring charges were $673.0 million in the year ended December 31, 2019 (year ended December 31, 2018: $136.9 million). Within the transaction, integration, and restructuring related costs, $625.0 million resulted from the OppenheimerFunds acquisition, which included severance and other personnel-related charges of $319.4 million, share-based compensation expenses of $33.0 million, legal, consulting and other professional fees of $205.7 million, property and equipment expenses of $21.5 million, marketing expenses of $22.5 million, and amortization of intangible assets of $22.9 million. Transaction, integration, and restructuring costs from other acquisitions included amortization of management contracts and other intangible assets of $24.7 million.

Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin

Operating income decreased by $396.7 million (32.9%) to $808.2 million in the year ended December 31, 2019 (year ended December 31, 2018: $1,204.9 million). Operating margin (operating income divided by operating revenues), decreased to 13.2% in the year ended December 31, 2019 from 22.7% in the year ended December 31, 2018. Adjusted operating income, increase by $264.1 million (19.0%) to $1,655.8 million in the year ended December 31, 2019 from $1,391.7 million in the year ended December 31, 2018. Adjusted operating margin increased to 37.5% in the year ended December 31, 2019 from 36.5% in the year ended December 31, 2018. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.

Other Income and Expenses

The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

				Variance
	Years ended December 31,			2019 vs 2018		2018 vs 2017
$ in millions	2019	2018	2017	$ Change	% Change	$ Change	% Change
Equity in earnings of unconsolidated affiliates	56.4	33.8	44.7	22.6	66.9%	(10.9)	(24.4)%
Interest and dividend income	28.5	21.3	13.4	7.2	33.8%	7.9	59.0%
Interest expense	(135.7)	(111.5)	(94.8)	(24.2)	21.7%	(16.7)	17.6%
Other gains and losses, net	65.7	(40.0)	49.5	105.7	N/A	(89.5)	(180.8)%
Other income/(expense) of CIP, net	149.8	29.6	137.3	120.2	406.1%	(107.7)	(78.4)%
Total other income and expenses	164.7	(66.8)	150.1	231.5	(346.6)%	(216.9)	(144.5)%

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates increased by $22.6 million (66.9%) to $56.4 million in the year ended December 31, 2019 (year ended December 31, 2018: $33.8 million). The increase in is primarily driven by our joint venture investments in China, real estate and other investments.

Interest expense

Interest expense increased by $24.2 million (21.7%) to $135.7 million in the year ended December 31, 2019 (year ended December 31, 2018: $111.5 million) The increase is primarily driven by the interest on the forward contracts which amounted to $27.2 million in interest.

Other gains and losses, net

Other gains and losses, net were a net gain of $65.7 million in the year ended December 31, 2019 as compared to a net loss of $40.0 million in the year ended December 31, 2018. Included in the gain were $47.5 million of net gains related to the mark-to-market on seed money investments, $35.0 million of gains on the appreciation of investments and instruments held for our deferred compensation plans, and $5.2 million of gains related to our defined benefit pension plans. These gains were partially offset by losses during the period of $8.9 million of net foreign exchange losses on intercompany loans, $7.8 million of contingent consideration liability and $4.8 million related to market valuation adjustments on foreign put option contracts. See Item 8, Financial Statements and Supplementary Data, - Note 15, "Other Gains and Losses, Net" for additional information.

Other income/(expense) of CIP

In the year ended December 31, 2019, interest and dividend income of CIP increased by $70.0 million (25.4%) to $345.4 million (year ended December 31, 2018: $275.4 million). Interest expense of CIP increased by $37.8 million (19.8%) to $228.5 million (year ended December 31, 2018: $190.7 million).

The increase in interest income and interest expense of CIP in 2019 is primarily due to the impact of newly consolidated CLOs and other funds during 2019, partially offset by the impact of funds deconsolidated during the year.

Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the year ended December 31, 2019, other gains and losses of CIP were a net gain of $32.9 million, as compared to a net loss of $55.1 million in the year ended December 31, 2018. The net gain during 2019 were attributable to market-driven gains of investments held by consolidated funds.

Net impact of CIP and related noncontrolling interests in consolidated entities

The net impact to net income attributable to Invesco Ltd. in each period primarily represents the changes in the value of the company's holding in its consolidated CLOs, which is reclassified into other gains/(losses) from accumulated other comprehensive income upon consolidation. The consolidation of investment products during the year ended December 31, 2019 resulted in a net decrease to net income attributable to Invesco Ltd. of $1.6 million (year ended December 31, 2018: $8.8 million net increase).

Noncontrolling interests in consolidated entities represent the profit or loss amounts attributed to third party investors in CIP. The impact of any gains or losses resulting from valuation changes in the investments of non-CLO CIP attributable to the interests of third parties are offset by resulting changes in gains and losses attributable to noncontrolling interests in consolidated entities and therefore do not have a material effect on the financial condition, operating results (including earnings per common share), liquidity or capital resources of the company's common shareholders. Similarly, any gains or losses resulting from valuation changes in the investments of CLOs attributable to the interests of third parties are offset by the calculated value of the notes issued by the CLOs (offsetting in other gains/(losses) of CIP) and therefore also do not have a material effect on the financial condition, operating results (including earnings per common share), liquidity or capital resources of the company's common shareholders.

Additionally, CIP represent less than 1% of the company's AUM. Therefore, the net gains or losses of CIP are not indicative of the performance of the company's aggregate AUM.

Income Before Taxes

Total income before taxes includes income/losses of CIP; however, the company's operating revenues earned from CIP are not included in operating revenues under U.S. GAAP, as such operating revenues are eliminated upon consolidation. Therefore, total U.S. and Foreign income before taxes in Item 8. Financial Statements and Supplementary Data, Note 16, "Taxation,", which includes income/losses from CIP, and U.S. and Foreign operating revenues in Item 8. Financial Statements and Supplementary Data, Note 18, "Geographic Information," in which CIP has been eliminated, may not correlate. The table included in the taxation footnote is formatted such that the income of CIP is separately stated so that the impact of CIP is evident.

Total U.S. income before taxes increased $19.3 million during the year ended December 31, 2019 to $511.1 million from $491.8 million for the year ended December 31, 2018 and includes U.S. income of CIP of $24.2 million (December 31, 2018: $18.9 million). U.S. income from CIP increased $5.3 million (28.0%) from 2018 primarily due to the impact of gains on consolidated retail products. Excluding CIP, U.S. income before taxes in 2019 increased $14.0 million (3.0%) from December 31, 2018 due to a larger increase in U.S. operating revenues than operating expenses.

Total Foreign income before taxes decreased $184.5 million during the year ended December 31, 2019 to $461.8 million from $646.3 million during the year ended December 31, 2018 and includes foreign income of CIP of $23.7 million (December 31, 2018: foreign loss of CIP of $9.8 million). Foreign income from CIP increased $33.5 million due primarily to the impact of gains on consolidated retail products. Excluding CIP, foreign income decreased by $218.0 million (33.2%) from 2018 due to a larger decrease in foreign operating revenues and other income than operating expenses.

Income Tax Expense

Our effective tax rate for the year ended December 31, 2019 increased to 24.2% (year ended December 31, 2018: 22.4%). 2019 includes a 1.1% rate increase related to vestings of our annual common share-based compensation awards, a net 1.5% rate increase from business acquisitions including the impact from non-tax deductible transaction, integration, and restructuring costs partially offset by a 0.7% rate decrease related to the favorable resolution of a state tax audit. The inclusion of income from non-controlling interests decreased our rate period-over-period by 1.3% (1.3% decrease to the effective tax rate in 2019 and no change to the effective tax rate in 2018). The remainder of the rate movement for 2019 was primarily due to changes in the mix of pre-tax income.

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

Reconciliation of Operating revenues to Net revenues:

$ in millions	2019	2018	2017	2016	2015
Operating revenues, U.S. GAAP basis	6,117.4	5,314.1	5,160.3	4,734.4	5,122.9
Invesco Great Wall (1)	157.2	83.6	48.7	43.7	61.0
Revenue Adjustments:(2)
Investment management fees	(814.4)	(817.9)	(914.2)	(840.1)	(990.4)
Service and distribution fees	(886.3)	(629.7)	(551.2)	(547.6)	(562.0)
Other	(192.3)	(160.6)	(21.1)	(19.5)	(27.5)
Total Revenue Adjustments	(1,893.0)	(1,608.2)	(1,486.5)	(1,407.2)	(1,579.9)
CIP (4)	33.5	28.6	32.4	22.3	39.2
Net revenues	4,415.1	3,818.1	3,754.9	3,393.2	3,643.2

Reconciliation of Operating income to Adjusted operating income:

$ in millions	2019	2018	2017	2016	2015
Operating income, U.S. GAAP basis	808.2	1,204.9	1,279.1	1,152.4	1,344.7
Invesco Great Wall (1)	76.5	31.1	18.4	15.9	27.4
CIP (3)	61.6	44.8	42.9	51.0	63.2
Transaction, integration, and restructuring (4)	673.0	136.9	101.8	69.0	22.6
Compensation expense related to market valuation changes in deferred compensation plans (5)	36.5	(3.2)	20.3	8.1	4.3
Other reconciling items (6)	—	(22.8)	19.7	1.0	17.8
Adjusted operating income	1,655.8	1,391.7	1,482.2	1,297.4	1,480.0

Operating margin*	13.2%	22.7%	24.8%	24.3%	26.2%
Adjusted operating margin**	37.5%	36.5%	39.5%	38.2%	40.6%

Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

$ in millions, except per common share data	2019	2018	2017	2016	2015
Net income attributable to Invesco Ltd., U.S. GAAP basis	564.7	882.8	1,127.3	854.2	968.1
CIP (3)	1.6	(8.8)	(2.3)	(3.0)	40.4
Transaction, integration and restructuring, net of tax (4)	558.1	138.6	91.9	68.3	36.8
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (5)	(7.9)	15.4	(4.6)	(2.5)	5.9
Other reconciling items, net of tax (6)	7.5	(25.3)	(106.4)	7.1	(2.5)
Adjusted net income attributable to Invesco Ltd.	1,124.0	1,002.7	1,105.9	924.1	1,048.7

Average common shares outstanding - diluted	440.5	412.5	409.9	415.0	429.3
Diluted EPS	$1.28	$2.14	$2.75	$2.06	$2.26
Adjusted diluted EPS***	$2.55	$2.43	$2.70	$2.23	$2.44
____________

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

***
Adjusted diluted EPS is equal to adjusted net income attributable to Invesco Ltd. divided by the weighted average number of common and restricted common shares outstanding. There is no difference between the calculated earnings per common share amounts presented above and the calculated earnings per common share amounts under the two class method.

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

(2)	Revenue Adjustments
The company has changed its presentation of the reconciliation between operating revenues and net revenues. All periods have been conformed to the new presentation. Neither operating revenues nor net revenues have changed for any historic periods.

Management believes that adjustments to investment management fees, service and distribution fees and other revenues from operating revenues appropriately reflect these revenues as being passed through to external parties who perform functions on behalf of, and distribute, the company’s managed funds. Further, these adjustments vary extensively by geography due to the differences in distribution channels. The net revenue presentation assists in identifying the revenue contribution generated by the business, removing distortions caused by the differing distribution channel fees and allowing for a fair comparison with U.S. peer investment managers and within Invesco’s own investment units. Additionally, management evaluates net revenue yield on AUM, which is equal to net revenues divided by average AUM during the reporting period. This financial measure is an indicator of the basis point net revenues we receive for each dollar of AUM we manage and is useful when evaluating the company’s performance relative to industry competitors and within the company for capital allocation purposes.

Investment management fees are adjusted by renewal commissions and certain administrative fees. Service and distribution fees are primarily adjusted by distribution fees passed through to broker dealers for certain share classes and pass through fund-related costs. Other is primarily adjusted by transaction fees passed through to third parties. While the terms used for these types of adjustments vary by geography, they are all costs that are closely linked to the value of AUM and the revenue earned by Invesco from AUM. Since the company has been deemed to be the principal in the third-party arrangements, the company must reflect these revenues and expenses gross under U.S. GAAP on the consolidated statements of income.

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

CIP Revenue:

	Year ended December 31,
$ in millions, except per common share data	2019	2018	2017	2016	2015
Management fees earned from CIP, eliminated upon consolidation	33.5	28.6	25.5	20.8	30.7
Performance fees earned from CIP, eliminated upon consolidation	—	—	6.9	1.5	8.5
CIP related adjustments in arriving at net revenues	33.5	28.6	32.4	22.3	39.2

(4)	Transaction, integration and restructuring related adjustments
The transaction, integration and restructuring charges reflect legal, regulatory, advisory, valuation and other professional services or consulting fees, and travel costs related to a business combination transaction or restructuring initiatives related to changes in business strategy. Also included in these charges are severance-related expenses and any contract termination costs associated with these efforts. Additionally, these charges reflect the costs of temporary staff involved in executing the transaction or initiative, and the post-closing costs of amortizing acquired intangible assets and integrating an acquired business into the company’s existing operations, including incremental costs associated with achieving synergy savings following a business combination or restructuring initiative.

Management believes it is useful to investors and other users of our Consolidated Financial Statements to adjust for the transaction, integration and restructuring charges in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition and restructuring related charges. See "Results of Operations for the Years Ended December 31, 2019 compared to December 31, 2018 -- Transaction, Integration and Restructuring" for additional details.

(5)    Market movement on deferred compensation plan liabilities

Certain deferred compensation plan awards are linked to the appreciation (depreciation) of specified investments, typically managed by the company. Invesco hedges economically the exposure to market movements by holding these investments on its balance sheet and through total return swap financial instruments. U.S. GAAP requires the appreciation (depreciation) in the compensation liability to be expensed over the award vesting period in proportion to the vested amount of the award as part of compensation expense. The full value of the investment and financial instrument appreciation (depreciation) are immediately recorded below operating income in other gains and losses. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting net income attributable to Invesco Ltd. and diluted EPS which will reverse over the life of the award and net to zero at the end of the multi-year vesting period. During periods of high market volatility these timing differences impact compensation expense, operating income and operating margin in a manner which, over the life of the award, will ultimately be offset by gains and losses recorded below operating income on the Consolidated Statements of Income. The non-GAAP measures exclude the mismatch created by differing U.S. GAAP treatments of the market movement on the liability and the investments.

Since these plans are hedged economically, management believes it is useful to reflect the offset ultimately achieved from hedging the investment market exposure in the calculation of adjusted operating income (and by calculation, adjusted operating margin) and adjusted net income (and by calculation, adjusted diluted EPS), to produce results that will be more comparable period to period. The related fund shares or swaps will have been purchased on or around the date of grant, eliminating any ultimate cash impact from market movements that occur over the vesting period.

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

See below for a reconciliation of deferred compensation related items:

$ in millions	2019	2018	2017	2016	2015
Market movement on deferred compensation plan liabilities:
Compensation expense related to market valuation changes in deferred compensation liability	36.5	(3.2)	20.3	8.1	4.3
Adjustments to operating income	36.5	(3.2)	20.3	8.1	4.3
Market valuation changes and dividend income from investments and instruments held related to deferred compensation plans in other income/(expense)	(46.8)	23.1	(27.6)	(12.1)	4.8
Taxation:
Taxation on deferred compensation plan market valuation changes and dividend income less compensation expense	2.4	(4.5)	2.7	1.5	(3.2)
Adjustments to net income attributable to Invesco Ltd.	(7.9)	15.4	(4.6)	(2.5)	5.9

(6)    Other reconciling items

Each of these other reconciling items has been adjusted from U.S. GAAP to arrive at the company's non-GAAP financial measures for the reasons either outlined in the paragraphs above, due to the unique character and magnitude of the reconciling item, or because the item represents a continuation of a reconciling item adjusted from U.S. GAAP in a prior period.

$ in millions	2019	2018	2017	2016	2015
Other non-GAAP adjustments:
Regulatory charge (a)	—	—	—	1.0	13.1
Prior period impact of multi-year VAT tax recovery (b)	—	(22.8)	—	—	—
Senior executive retirement and related costs (c)	—	—	19.7	—	—
Fund reimbursement expense (d)	—	—	—	—	4.7
Adjustments to operating income	—	(22.8)	19.7	1.0	17.8
Foreign exchange hedge (e)	0.9	(8.2)	20.6	(14.2)	1.0
Employee benefit plan termination (f)	—	—	—	(8.6)	—
Change in contingent consideration estimates (g)	7.8	(0.9)	(7.6)	7.4	(27.1)
Foreign exchange gain related to business acquisitions (h)	—	—	(12.1)	—	—
Other-than-temporary impairment (i)	—	—	—	17.8	—
Taxation:
Taxation on regulatory-related charges (a)	—	—	—	(1.8)	(2.7)
Taxation on prior period impact of multi-year VAT tax recovery (b)	—	4.3	—	—	—
Taxation on senior executive retirement and related costs (c)	—	—	(5.9)	—	—
Taxation on fund reimbursement expense (d)	—	—	—	—	(1.8)
Taxation on foreign exchange hedge amortization (e)	(0.2)	2.1	(7.8)	5.0	—
Taxation on employee benefit plan termination (f)	—	—	—	3.3	—
Taxation on change in consideration estimates (g)	(1.0)	0.2	2.9	(2.8)	10.3
Taxation on foreign exchange gain related to business acquisitions (i)	—	—	2.3	—	—
Retroactive state tax adjustment (j)	—	—	12.2	—	—
Tax impact of regulation changes(j)	—	—	(130.7)	—	—
Adjustments to net income attributable to Invesco Ltd.	7.5	(25.3)	(106.4)	7.1	(2.5)
____________

(a)	General and administrative expenses for 2015 include a provision of $12.6 million pertaining to regulatory actions and related legal fees of $0.5 million (2016: $1.0 million).

(b)
As a result of an increase in our recoverable VAT from applying additional regulatory guidance, a credit was recorded in the third quarter of 2018. The portion of the cumulative adjustment representing 2015 through 2017 has been removed for non-GAAP purposes.

(c)
Operating expenses for 2017 reflect the cost of multiple senior executive retirements. The costs incurred in one quarter was unprecedented and the company deemed it appropriate to adjust these costs from the U.S. GAAP total compensation in an effort to isolate and evaluate our level of compensation going forward. The result of this adjustment was $19.7 million related to accelerated vesting of deferred compensation and other separation costs.

(d)
General and administrative expenses for 2015 include charges of $4.7 million in respect of a multi-year fund reimbursement expense associated with historical private equity management fees. The charge resulted primarily from using a more appropriate methodology regarding the calculation of offsets to management fees.

(e)
Included within other gains and losses, net is the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar and the Euro/U.S.

Dollar foreign exchange rates. The Pound Sterling contracts provide coverage through June 30, 2020 and the Euro contracts provided coverage through December 27, 2017. The adjustment from U.S. GAAP to non-GAAP earnings removes the impact of market volatility; therefore, the company's non-GAAP results include only the amortization of the cost of the contracts during the contract period.

(f)	Employee benefit plan termination: Operating expenses for 2016 include an incremental credit of $8.6 million related to an employee benefit plan termination.

(g)
During 2015, the company acquired investment management contracts from Deutsche Bank and the purchase price was solely comprised of contingent consideration payable in future periods. Adjustment represents the change in the fair value of contingent consideration liability.

(h)	Other gains and losses for 2017 includes a realized gain of $12.1 million related to revaluation of Euros held in the UK in anticipation of payment for the European ETF business acquisition.

(i)	Other-than-temporary impairment includes an impairment charge of $17.8 million in 2016 that is related to the acquisition of Invesco Asset Management (India) Private Limited.

(j)
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

Balance Sheet Discussion(1)

The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP and policyholder balances for the reasons outlined in footnote 1 to the table:

	As of December 31, 2019				As of December 31, 2018
Balance sheet information $ in millions	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted
ASSETS
Cash and cash equivalents	1,049.0	—	—	1,049.0	1,147.7	—	—	1,147.7
Unsettled fund receivables	162.7	—	—	162.7	191.3	—	—	191.3
Investments	829.5	(640.2)	—	1,469.7	613.5	(610.9)	—	1,224.4
Assets of CIP:				—				—
Investments and other assets of CIP	7,980.9	7,980.9	—	—	6,324.3	6,324.3	—	—
Cash and cash equivalents of CIP	652.2	652.2	—	—	657.7	657.7	—	—
Assets held for policyholders	10,835.6	—	10,835.6	—	11,384.8	—	11,384.8	—
Goodwill and intangible assets, net	15,867.7	—	—	15,867.7	9,333.2	—	—	9,333.2
Other assets (2)	2,042.7	(5.6)	—	2,048.3	1,325.9	(5.0)	—	1,330.9
Total assets	39,420.3	7,987.3	10,835.6	20,597.4	30,978.4	6,366.1	11,384.8	13,227.5
LIABILITIES
Liabilities of CIP:								—
Debt of CIP	6,234.6	6,234.6	—	—	5,226.0	5,226.0	—	—
Other liabilities of CIP	949.6	949.6	—	—	387.6	387.6	—	—
Policyholder payables	10,835.6	—	10,835.6	—	11,384.8	—	11,384.8	—
Unsettled fund payables	154.2	—	—	154.2	178.7	—	—	178.7
Long-term debt	2,080.3	—	—	2,080.3	2,408.8	—	—	2,408.8
Other liabilities (3)	4,464.2	(35.2)	—	4,499.4	2,060.1	—	—	2,060.1
Total liabilities	24,718.5	7,149.0	10,835.6	6,733.9	21,646.0	5,613.6	11,384.8	4,647.6
EQUITY
Total equity attributable to Invesco Ltd.	13,862.5	(0.1)	—	13,862.6	8,578.8	(0.1)	—	8,578.9
Noncontrolling interests (4)	839.3	838.4	—	0.9	753.6	752.6	—	1.0
Total equity	14,701.8	838.3	—	13,863.5	9,332.4	752.5	—	8,579.9
Total liabilities and equity	39,420.3	7,987.3	10,835.6	20,597.4	30,978.4	6,366.1	11,384.8	13,227.5
____________
(1) These tables include non-GAAP presentations.  Assets of CIP are not available for use by Invesco. Additionally, there is no recourse to Invesco for CIP debt. Policyholder assets and liabilities are equal and offsetting and have no impact on Invesco’s shareholder’s equity.

(2)	Amounts include accounts receivable, prepaid assets, property, equipment and software, right-of-use assets and other assets.

(3)	Amounts include accrued compensation and benefits, accounts payable and accrued expenses, lease liability and deferred tax liabilities.

(4)	Amounts include redeemable noncontrolling interests in consolidated entities and equity attributable to nonredeemable noncontrolling interests in consolidated entities.

Cash and cash equivalents

Cash and cash equivalents decreased by $98.7 million from $1,147.7 million at December 31, 2018 to $1,049.0 million at December 31, 2019. See “Cash Flows Discussion” in the following section within this Management's Discussion and Analysis for additional discussion regarding the movements in cash flows during the periods. See Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies - Cash and Cash Equivalents,” regarding requirements to retain liquid resources in certain jurisdictions.

Investments

As of December 31, 2019 we had $829.5 million in investments (December 31, 2018: $613.5 million). Included in investments are $235.5 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $192.4 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments increased by $32.7 million during the year ended December 31, 2019. The increase in the period reflects purchases of $72.6 million, a non-cash increase of $10.7 million due to the OppenheimerFunds acquisition, a non-cash increase of $45.5 million due to the deconsolidation of certain CIP in the period (restoring the company’s formerly eliminated investment balances), and $38.6 million driven by market valuation changes and foreign exchange movements. The increases in the period were partially offset by redemptions of $134.7 million. Investments related to deferred compensation awards increased by a net $113.8 million during the period due to the OppenheimerFunds acquisition of $165.9 million, net purchases of $25.0 million and $18.4 million driven by market valuation changes and foreign exchange movements. These increases were partially offset by dispositions of $95.5 million.

Included in investments are $350.8 million in equity method investments in Invesco Great Wall and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2018: $296.3 million). The increase of $54.5 million in equity method investments was driven by an increase from partnership contributions of $92.7 million and $56.3 million in current period earnings. This increase was partially offset by a decrease of $94.6 million due to distributions from partnership investments. Also included in investments are foreign time deposits of $32.0 million, an increase of $3.9 million from the December 31, 2018 balance of $28.1 million.

Assets held for policyholders and policyholder payables

One of our subsidiaries, Invesco Pensions Limited, is an insurance company that was established to facilitate retirement savings plans in the UK. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The decrease in the balance of these accounts from $11,384.8 million at December 31, 2018, to $10,835.6 million at December 31, 2019, was the result of negative market movements of $572.7 million and net business outflows of $356.3 million, partially offset by positive foreign exchange rate movements of $379.8 million.

Intangible assets, net

Intangible assets reflect a net increase of $5,182.2 million from $2,176.1 million at December 31, 2018 to $7,358.3 million at December 31, 2019. The increase includes an additional $5,189.0 million primarily related to the preliminary purchase price allocation to intangible assets from the OppenheimerFunds acquisition, offset by amortization of $52.7 million. See Item 8, Financial Statements and Supplementary Data - Note 6, "Intangible Assets," for an analysis of the change in intangible balances between periods. The 2019 and 2018 annual impairment reviews of indefinite-lived intangible assets determined that no impairment existed at the respective review dates.

Goodwill

Goodwill increased from $7,157.1 million at December 31, 2018 to $8,509.4 million at December 31, 2019. The increase includes $1,229.1 million primarily related to the preliminary purchase price allocation to goodwill from the OppenheimerFunds acquisition and foreign exchange movements of $123.2 million. See Item 8, Financial Statements and Supplementary Data - Note 7, "Goodwill," for an analysis of the change in goodwill balances between periods. The company's annual goodwill impairment review is performed as of October 1 of each year. As a result of that analysis, the company determined that no impairment existed at that date. See “Critical Accounting Policies - Goodwill” for additional details of the company's goodwill impairment analysis process.

See Item 8, Notes to the Consolidated Financial Statements - Note 2, "Business Combinations" for additional information regarding Intangible Assets, net and Goodwill.

Other assets

Other assets increased from $1,325.9 million at December 31, 2018 to $2,042.7 million at December 31, 2019. The increase includes the right-of-use asset of $325.0 million, which resulted from the adoption of the accounting lease standard in the current year. The accounting lease standard requires the company to recognize all leases with a lease term greater than 12 months on the balance sheet as a right-of-use asset. See Item 8, Notes to the Consolidated Financial Statements - Note 14, "Operating Leases" for additional information regarding the increase due to the right of use asset. Additional increases include an increase of $251.6 million in Accounts receivable and $114.8 million in Property, equipment and software which has resulted primarily from the Oppenheimer acquisition.

Long-term debt

Long-term debt decreased from $2,408.8 million at December 31, 2018, to $2,080.3 million at December 31, 2019, a decrease of $328.5 million. As of December 31, 2019, there was no balance outstanding on the credit facility (at December 31, 2018: $330.8 million).

Other liabilities

Other liabilities increased from $2,060.1 million at December 31, 2018 to $4,464.2 million at December 31, 2019. The increase includes $1,181.2 million resulting from the preliminary purchase price allocation to deferred tax liabilities from the OppenheimerFunds acquisition. See Item 8, Notes to the Consolidated Financial Statements - Note 2, "Business Combinations" for additional information regarding the deferred tax liabilities.

The increase also includes the lease liability of $364.8 million, which resulted from the adoption of the accounting lease standard in the current year. The accounting lease standard requires the company to recognize all leases with a lease term greater than 12 months on the balance sheet as a lease liability. See Item 8, Notes to the Consolidated Financial Statements - Note 14, "Operating Leases" for additional information regarding the increase due to the lease liability.

Accrued bonus and deferred compensation increased by $292.3 million primarily as a result of increases in our deferred compensation liability, severance accruals and retention awards in connection with the OppenheimerFunds acquisition and the overall bonus accrual driven by the larger headcount post-acquisition. Additional increases resulted from forward contracts that the company entered into to purchase its common shares. During the year ended December 31, 2019, the company entered into three new forward contracts and settled one forward contract. The net effect resulted in an increase in Other liabilities of $199.4 million. See Item 8, Notes to the Consolidated Financial Statements - Note 10, "Share Capital" for additional information regarding the forward contracts.

Liquidity and Capital Resources

Our capital structure, together with available cash balances, cash flows generated from operations, existing capacity under our credit facility and further capital market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Material changes in the company's capital structure over the last two years include:
2019: As discussed in Note 2, “Business Combinations,” the company completed its acquisition of OppenheimerFunds on May 24, 2019. Consideration for the acquisition included 81.9 million shares, which were composed of 75.7 million newly issued common shares and 6.2 million employee restricted common stock awards. The company also issued $4.0 billion in perpetual, non-cumulative preferred shares with a 21-year non-call period and a fixed rate of 5.9%.

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

The company repurchased 5.6 million common shares in open market transactions utilizing $110.8 million in cash and entered into three forward contracts during 2019, whereby the counterparty purchased $500.0 million (25.8 million shares) of the company’s common shares. See Note 10, “Share Capital” for details of these forward contracts and the related treasury shares recorded as of December 31, 2019. Additionally, during the year, 3.3 million common shares were withheld on vesting events in the amount of $59.0 million relating to purchases of common shares from employees to satisfy tax withholding requirements at the time of common share vesting. Since the common stock buyback program announcement in 2018, the company has purchased $973 million of its common shares.

The forward contract completed in the fourth quarter of 2018 for $300 million of common shares settled on July 1, 2019.

During 2019, the company paid $330.8 million towards the outstanding balance on the credit facility. As of December 31, 2019 the remaining balance on the credit facility was zero.

2018: On October 18, 2018, the company announced a common stock buyback program of $1.2 billion to be completed by the first quarter of 2021, which will be financed through the strong operating cash flows of the combined Invesco and OppenheimerFunds organization. For the purpose of repurchasing its common shares, the company entered into a forward contract during the fourth quarter of 2018. Under this contract, the counterparty purchased $300 million (14.4 million shares) of the company's common shares in the fourth quarter. The common shares were included as treasury shares in the company's balance sheet and reduced outstanding common shares as of December 3, 2018.

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

These priorities are executed in a manner consistent with our desire to maintain a strong, investment-grade credit rating. As of the filing of this Report, Invesco held credit ratings of A2/Stable, BBB+/Stable and A-/Positive from Moody's, S&P, and Fitch Ratings, respectively. Our ability to continue to access the capital markets in a timely manner depends on a number of factors, including our credit ratings, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted. See also Item 1A - "Risk Factors," for more detailed discussion on reliance on credit ratings.

Certain of our subsidiaries are required to maintain minimum levels of capital. Such requirements may change from time-to-time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance, and review from regulators. These and other similar provisions of applicable laws and regulations may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU and UK subsidiaries are subject to consolidated capital requirements under applicable EU and UK requirements, including those arising from the EU's Capital Requirements Directive and the UK's Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this European sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. We are in compliance with all regulatory minimum net capital requirements. As of December 31, 2019, the company's minimum regulatory capital requirement was $753.6 million (December 31, 2018: $720.2 million); the increase was primarily driven by the strengthening of the Pound Sterling against the U.S. Dollar. The total amount of non-U.S. cash and cash equivalents was $847.0 million at December 31, 2019 (December 31, 2018: $996.7 million).

The consolidation of $8,633.1 million and $6,234.6 million of total assets and long-term debt of CIP as of December 31, 2019, respectively, did not impact the company’s liquidity and capital resources. The majority of CIP balances related to consolidated CLOs. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s direct investments in, and management and performance fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Item 8, Financial Statements and Supplementary Data - Note 20, “Consolidated Investment Products,” for additional details.

Cash Flow Discussion

The ability to consistently generate cash flow from operations in excess of dividend payments, common share repurchases, capital expenditures, and ongoing operating expenses is one of our company's fundamental financial strengths. Operations continue to be financed from current earnings and borrowings. Our principal uses of cash, other than for operating expenses, include dividend payments, capital expenditures, acquisitions, purchase of our common shares in the open market and investments in certain new investment products.

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flow information, excluding the impact of the cash flows of Consolidated Investment Products for the reasons outlined in footnote 1 to the table:

Cash Flow Information(1)	Year ended December 31, 2019			Year ended December 31, 2018			Year ended December 31, 2017
$ in millions	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash and cash equivalents, beginning of the period	1,805.4	657.7	1,147.7	2,517.7	511.3	2,006.4	2,070.2	742.2	1,328.0
Cash flows from operating activities (1)	1,116.6	(158.3)	1,274.9	828.8	(234.2)	1,063.0	1,157.8	(294.2)	1,452.0
Cash flows from investing activities	(1,425.4)	(1,507.4)	82.0	(2,898.7)	(1,248.0)	(1,650.7)	(974.4)	(678.3)	(296.1)
Cash flows from financing activities	201.3	1,674.6	(1,473.3)	1,540.0	1,767.2	(227.2)	169.0	746.3	(577.3)
Increase/(decrease) in cash and cash equivalents	(107.5)	8.9	(116.4)	(529.9)	285.0	(814.9)	352.4	(226.2)	578.6
Foreign exchange movement on cash and cash equivalents	10.7	(7.0)	17.7	(44.8)	(1.0)	(43.8)	104.1	4.3	99.8
Net cash inflows (outflows) upon consolidation/deconsolidation of CIP	(7.4)	(7.4)	—	(137.6)	(137.6)	—	(9.0)	(9.0)	—
Cash and cash equivalents, end of the period	1,701.2	652.2	1,049.0	1,805.4	657.7	1,147.7	2,517.7	511.3	2,006.4

Cash and cash equivalents	1,049.0	—	1,049.0	1,147.7	—	1,147.7	2,006.4	—	2,006.4
Cash and cash equivalents of CIP	652.2	652.2		657.7	657.7	—	511.3	511.3	—
Total cash and cash equivalents per consolidated statement of cash flows	1,701.2	652.2	1,049.0	1,805.4	657.7	1,147.7	2,517.7	511.3	2,006.4
____________

(1)
These tables include non-GAAP presentations.  Cash held by CIP is not available for use by Invesco.  Additionally, there is no recourse to Invesco for CIP debt.  The cash flows of CIP do not form part of the company’s cash flow management processes, nor do they form part of the company’s significant liquidity evaluations and decisions.

As discussed in Note 2, “Business Combination,” the OppenheimerFunds acquisition purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the transaction. The issuance of common stock and preferred stock consideration represents a non-cash financing activity related to the statement of cash flows.

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

During 2019, cash provided by operating activities was $1,116.6 million compared to $828.8 million provided during 2018 (an increase of $287.8 million). As shown in the tables above, the impact of CIP to operating activities was $158.3 million of cash used during 2019 compared to $234.2 million of cash used during 2018. Excluding the impact of CIP, cash provided by operations was $1,274.9 million during 2019 compared to $1,063.0 million of cash provided by operations during 2018. Cash inflows for the year ended December 31, 2019, excluding the impact of CIP, included net investment redemptions of $156.4 million, including seed money and deferred compensation investments (year ended December 31, 2018: net purchases $144.2 million) as well as net inflows from the changes in payables and receivables due to the timing of payments and receipts, primarily related to the growth in business that resulted from OppenheimerFunds acquisition in 2019 compared to net outflows in the year ended December 31, 2018. Inflows were partially offset by lower net income in the year ended December 31, 2019 compared to year ended December 31, 2018 driven by transaction and integration expenses of $673.0 million compared to $136.9 million in the prior period due to the acquisition in 2019.

Investing Activities

Net cash used in investing activities totaled $1,425.4 million for the year ended December 31, 2019 (2018: net cash used in $2,898.7 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $1,507.4 million used (2018: $1,248 million used). Excluding the impact of CIP cash flows, net cash provided by investing activities was $82.0 million (2018: net cash used of $1,650.7 million).

Cash inflows for the year ended December 31, 2019, excluding the impact of CIP, included net cash acquired of $290.5 million primarily related to the OppenheimerFunds acquisition (year ended December 31, 2018: outflows of $1,469.3 million). See Note 2, "Business Combination," for additional information regarding cash acquired as a result of the acquisition. Also included in cash inflows for the year ended December 31, 2019, were net collateral received of $26.0 million on the forward contracts (year ended December 31, 2018: net collateral paid of $63.8 million) and collected proceeds of $215.5 million from sales and returns of capital of investments (year ended December 31, 2018: $197.9 million). These inflows were partially offset by purchases of investments of $325.7 million (year ended December 31, 2018: $213.0 million).

During the year ended December 31, 2019, the company had capital expenditures of $124.3 million (2018: $102.5 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each period, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows. In 2019, our capital expenditures also included technology integrations related to the OppenheimerFunds acquisition.

Financing Activities

Net cash provided by financing activities totaled $201.3 million for the year ended December 31, 2019 (2018: cash provided of $1,540.0 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $1,674.6 million during the year (2018: cash provided of $1,767.2 million). Excluding the impact of CIP, financing activities used cash of $1,473.3 million in the year ended December 31, 2019 (2018: cash used of $227.2 million).

Financing cash outflows during the year ended December 31, 2019 included $529.1 million of dividend payments for the dividends declared in January, April, July and November 2019 (year ended December 31, 2018: dividends paid of $490.6 million), $123.6 million of preferred dividend payments for dividends declared in the in July and November 2019 (year ended December 31, 2018: none), net repayment on the credit facility of $330.8 million ( year ended December 31, 2018: net borrowing of $330.8 million), $300 million settlement of the forward contract completed in the fourth quarter of 2018 (year ended December 31, 2018: none), purchase of common shares through open market transactions totaling $110.8 million (year ended December 31, 2018: none), the payment of $59.0 million to meet employees' withholding tax obligations on common share vestings (year ended December 31, 2018: $51.8 million), and a payment of $20.0 million of contingent consideration (year ended December 31, 2018: $15.6 million).

Dividends

When declared, Invesco pays dividends on a quarterly basis in arrears. Holders of our preferred shares are eligible to receive dividends at an annual rate of 5.9% of the liquidation preference of $1,000 per share, or $59 per share per annum. The preferred stock dividend is payable quarterly on a non-cumulative basis when, if and as declared by our board of directors. However, if we have not declared and paid or set aside for payment full quarterly dividends on the preferred stock for a particular dividend period, we may not declare or pay dividends on, or redeem, purchase or acquire, our common stock or other junior securities in the next succeeding dividend period. In addition, if we have not declared and paid or set aside for payment quarterly dividends on the preferred stock for six quarterly periods, whether or not consecutive, the number of directors of the company will be increased by two and the holders of the preferred shares shall have the right to elect such two additional members of the Board of Directors.

On January 29, 2020, the company announced a preferred dividend of $14.75 per preferred share to the holders of preferred shares, representing the period from December 1, 2019 through February 29, 2020, payable on March 2, 2020, to shareholders of record at the close of business on February 14, 2020.

On January 29, 2020, the company declared a fourth quarter 2019 dividend of $0.31 per common share, payable on March 2, 2020, to shareholders of record at the close of business on February 13, 2020 with an ex-dividend date of February 12, 2020.

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

Common Share Repurchase Plan

During the year ended December 31, 2019, the company repurchased 5.6 million common shares in the open market at a cost of $110.8 million (December 31, 2018: none) Separately, an aggregate of 3.3 million common shares were withheld on vesting events during the year ended December 31, 2019 to meet employees' withholding tax obligations (December 31, 2018: 1.6 million). The fair value of these shares withheld at the respective withholding dates was $59.0 million (December 31, 2018: $48.9 million).

Additionally, during the year ended December 31, 2019, the company entered into three forward contracts to repurchase $500.0 million of shares as part of its announced $1.2 billion common stock buyback program. Under these contracts, the counterparty purchased 25.8 million shares during the year ended December 31, 2019 (December 31, 2018: $300.0 million; 14.4 million shares). See Note 10, “Share Capital” for details of these forward contracts and the related treasury shares recorded as of December 31, 2019. At December 31, 2019, approximately $732.2 million remained authorized under the company's common share repurchase authorization approved by the Board on July 22, 2016 (December 31, 2018: $1,343.0 million).

The forward contract completed in the fourth quarter of 2018 for $300 million of common shares settled on July 1, 2019.

Long-term debt

The carrying value of our long-term debt at December 31, 2019 was $2,080.3 million (December 31, 2018: $2,408.8 million) and was comprised of the following:

$ in millions	December 31, 2019	December 31, 2018
$1.5 billion floating rate credit facility expiring August 11, 2022	—	330.8
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	598.1	597.5
$600 million 4.000% - due January 30, 2024	595.8	594.9
$500 million 3.750% -- due January 15, 2026	496.1	495.6
$400 million 5.375% - due November 30, 2043	390.3	390.0
Long-term debt	2,080.3	2,408.8

For the year ended December 31, 2019, the company's weighted average cost of debt was 3.93% (year ended December 31, 2018: 3.83%).

Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) an interest coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of December 31, 2019, we were in compliance with our financial covenants. At December 31, 2019, our leverage ratio was 1.31:1.00 (December 31, 2018: 1.51:1.00), and our interest coverage ratio was 11.76:1.00 (December 31, 2018: 14.37:1.00).

The December 31, 2019 and 2018 coverage ratio calculations are as follows:

	Last four quarters ended
$ millions	December 31, 2019	December 31, 2018
Net income attributable to Invesco Ltd.	564.7	882.8
Dividends on preferred shares	123.6	—
Impact of CIP on net income attributable to Invesco Ltd.	1.6	(8.8)
Tax expense	235.1	255.0
Amortization/depreciation	177.6	142.1
Interest expense	135.7	111.5
Common share-based compensation expense	207.5	172.4
Unrealized (gains)/losses from investments, net(1)	(37.1)	46.7
Pre-acquisition EBITDA of acquired business	186.6	—
EBITDA(2)	1,595.3	1,601.7
Adjusted debt(2)	$2,091.5	$2,419.2
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	1.31	1.51
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	11.76	14.37
____________

(1)
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

(2)
EBITDA and Adjusted debt are non-GAAP financial measures; however management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals total debt of $2,080.3 million plus $11.2 million in letters of credit.

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

Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of December 31, 2019, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,049.0 million. See Item 8, Financial Statements and Supplementary Data - Note 21, “Related Parties,” for information regarding cash and cash equivalents invested in affiliated money market funds.

The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.

Liquidity Risk
Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as the same become due. The company is exposed to liquidity risk through its $2,080.3 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.

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

Contractual Obligations

We have various financial obligations that require future cash payments. The following table outlines the timing of payment requirements related to our commitments as of December 31, 2019:

$ in millions	Total (4,5,6)	Within 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (1)	2,080.3	—	598.1	595.8	886.4
Estimated interest payments on long-term debt (1)	802.1	83.0	166.0	116.5	436.6
Operating leases (2)	640.2	77.6	139.6	136.4	286.6
Purchase obligations (3)	948.2	237.7	642.1	68.4	—
Total	4,470.8	398.3	1,545.8	917.1	1,609.6
____________

(1)
Long-term debt includes $2,080.3 million of fixed rate debt. Fixed interest payments are reflected in the table above in the periods they are due, and include any issuance discounts. The table above includes the company's debt; debt of CIP is excluded from the table above, as the company is not obligated for these amounts. See Item 8, Financial Statements and Supplementary Data - Note 20, “Consolidated Investment Products," for additional information.

(2)	Operating leases reflect obligations for leased building space and other assets.

Included in the table above is an additional operating lease the company entered into during the third quarter of 2019, but has not yet commenced. The expected lease obligations are approximately $232.5 million which will be paid over an expected lease term of 15 years. This operating lease will commence in fiscal year 2022. See Item 8, Financial Statements and Supplementary Data - Note 14, “Operating Leases” for sublease information.

(3)
In the ordinary course of business, Invesco enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of Invesco. Purchase obligations included in the contractual obligations table above represent fixed-price contracts, which are either non-cancelable or cancelable with a penalty. At December 31, 2019, the company's obligations primarily reflect standard service contracts for portfolio, market data, office-related services and third-party marketing and promotional services. In addition, the company is a party to certain variable-price contractual arrangements (e.g. contingent future payments based on AUM levels, number of accounts, transaction volume, etc.) for which the company is reimbursed by affiliated funds and as such are not included in the table above. Purchase obligations are recorded as liabilities in the company's Consolidated Financial Statements when services are provided. Purchase obligations also include contingent consideration liabilities.

During the year ended December 31, 2019, the company entered into three forward contracts to repurchase $500.0 million of shares as part of its announced $1.2 billion common stock buyback program. At December 31, 2019 the payable was $496.5 million and is included in other liabilities. See Item 8, Financial Statements and Supplementary Data - Note 10, “Share Capital” for additional details.

(4)
The company has capital commitments into co-invested funds that are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2019, the company's undrawn capital and purchase commitments were $357.0 million. These are not included in the above table. See Item 8, Financial Statements and Supplementary Data - Note 19, “Commitments and Contingencies” for additional details.

(5)
Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2019, the company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $69.9 million of gross unrecognized tax benefits have been excluded from the contractual obligations table above. See Item 8, Financial Statements and Supplementary Data, Note 16 - “Taxation” for a discussion regarding income taxes.

(6)
In addition to the contractual obligations in the table above, we periodically make contributions to defined benefit pension plans. For the years ended December 31, 2019 and 2018 we contributed $24.0 million and $21.2 million, respectively, to these plans. In 2020, we expect to contribute $24.9 million to our defined benefit pension plans. See Item 8, Financial Statements and Supplementary Data - Note 13, “Retirement Benefit Plans” for detailed benefit pension plan information. The company has various other compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements, that are excluded from the table above.

(7) In addition to the contractual obligations in the table above, and pursuant to an agreement entered into at the consummation of the acquisition of OppenheimerFunds, MassMutual, as the holder of seed capital investments in certain funds and accounts included in the acquisition, has the right to redeem its seed capital investments in accordance with an agreed upon schedule.  In the event MassMutual exercises its redemption rights and the applicable fund or account is unable to meet such redemption (for example, due to illiquid investments or the need to maintain a level of investment in the fund), the company would be required to fund such redemption to MassMutual and seek reimbursement from the applicable fund or account at a later time when the fund or account is able to fulfill a redemption request. At December 31, 2019, the total amount of seed capital subject to this agreement is approximately $625 million. Since December 31, 2019, MassMutual exercised its redemption rights and redeemed a portion of the seed capital per the agreed upon schedule. As of the date of this report, the company was not required to fund these redemptions nor does the company anticipate having to fund any of the seed capital subject to this agreement.

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

Goodwill

Our goodwill impairment testing conducted during 2019 and 2018 indicated that the fair value of the reporting unit more likely than not exceeded its carrying value. During 2019, the optional qualitative approach indicated that a quantitative assessment of the goodwill impairment test was not necessary; whereas, during 2018 management elected to proceed directly to a quantitative goodwill impairment test. The company cannot predict the occurrence of future events that might adversely affect the reported value of goodwill that totaled $8,509.4 million and $7,157.1 million at December 31, 2019 and December 31, 2018, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the company's AUM, or any other material negative change in AUM and related effective fee rates.

When management utilizes the option to first assess goodwill impairment on a qualitative basis, the totality of certain events and circumstances are assessed to determine if it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. Such events and circumstances include macroeconomic conditions, industry and market considerations, overall financial performance of the company, and or significant changes in share price. If the qualitative assessment indicates that an impairment may be likely or management elected to not perform the qualitative assessment, management performs a quantitative test to determine the fair value of the reporting unit. The fair value of the reporting unit is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The income approach includes inputs that require significant management judgment, including AUM growth rates, projected effective fee rates, pre-tax profit margins, effective tax rates and discount rates.
The quantitative test includes assumptions updated for current market conditions, including the company's updated forecasts for changes in AUM due to market gains or losses and long-term net flows and the corresponding changes in revenue and expenses. Market gains are based upon historical returns of the S&P 500 index, treasury bond returns and treasury bill returns, as applicable to the company's AUM mix on the testing date. The most sensitive of these assumptions are the estimated cash flows and the use of a weighted average cost of capital as the discount rate to determine present value. The discount rates used are estimates of the weighted average cost of capital for the investment management sector reflecting the overall industry risks associated with future cash flows and have been calculated consistently from period to period. While the company believes all assumptions utilized in our assessment are reasonable and appropriate, changes in these estimates could produce different fair value amounts and therefore different goodwill impairment assessments.

Intangible Assets

Where evidence exists that the underlying arrangements have a high likelihood of continued renewal at little or no cost to the company, the intangible asset is assigned an indefinite life and reviewed for impairment on an annual basis. Similar to Goodwill, management has the option to first assess indefinite-lived intangible assets for qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable (i.e. the carrying amount exceeds the fair value of the intangible asset). In addition, management's judgment is required to estimate the period over which definite-lived intangible assets will contribute to the company's cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a definite-lived intangible asset, could have a significant impact on the company's amortization expense, which was $52.7 million, $29.7 million and $17.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Intangible assets not subject to amortization are tested for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. If a quantitative assessment is required, the impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If required, fair value is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The income approach includes inputs that require significant management judgment, including AUM growth rates, product mix, projected effective fee rates, pre-tax profit margins, effective tax rates and discount rates. The most relevant of these assumptions to the determination of the estimated fair value are the AUM growth rate and discount rate, which is a weighted average cost of capital including consideration of company size premiums. Changes in these estimates could produce different fair value amounts and therefore different impairment conclusions. During 2019 and 2018, our annual impairment reviews of indefinite-lived intangible assets determined that no impairment existed at the respective review dates, the classifications of indefinite-lived and definite-lived remain appropriate, and no changes to the expected lives of the definite-lived intangible assets were required.

In May 2019, the company acquired MassMutual's asset management affiliate, OppenheimerFunds, for total consideration of approximately $5.6 billion comprised of cash and stock. The resulting synergy further enhances the company’s ability to meet client needs through its comprehensive range of high-conviction active, passive and alternative capabilities.

Management applied a significant amount of judgment when developing the fair value measurement of the management fee contracts intangible assets. Fair value was determined using an income approach where estimated future cash flows were discounted to arrive at present value amounts. See Note 1, “Accounting Policies” and Note 2, “Business Combination” to the consolidated financial statements for further information surrounding the estimates of identified assets acquired, liabilities assumed, and consideration transferred. Also see Note 1 to the consolidated financial statements for the company’s Acquisition policy.

The income approach includes inputs that require significant management judgment including, but not limited to, (i) the future AUM growth rates for different product categories and their related net flows and market appreciation; (ii) projected effective fee rates; (iii) pre-tax profit margins; (iv) the useful lives of finite-lived intangible assets; and (v) discount rate.

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

As of December 31, 2019, the company consolidated CIP that held investments of $7,808.0 million (December 31, 2018: $6,213.5 million).

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

Securities Market Risk

The company's exposure to market risk from financial instruments measured at fair value arises from its investments and also from its contingent consideration liability. The following table summarizes the impact of a 10% increase or decrease in the fair values or the market inputs contributing to the fair value of these financial instruments:

	December 31, 2019
$ in millions	Fair Value	Fair Value assuming 10% increase	Fair Value assuming 10% decrease
Equity investments (a)	432.5	475.8	389.3
Total assets measured at fair value exposed to market risk	432.5	475.8	389.3

Direct investments in CIP (b)	610.6	671.7	549.5

Contingent consideration liability (c)	(60.2)	(66.2)	(54.2)
____________

(a)
If such a 10% increase or decrease in fair values were to occur, the change attributable to $432.5 million of these equity investments would result in a corresponding increase or decrease in our pre-tax earnings. At December 31, 2019, $192.4 million of these equity investments are held to hedge economically certain deferred compensation plans in which the company participates. In addition to holding equity investments, in 2017, the company purchased a total return swap to economically hedge certain deferred compensation plans. The notional value of the total return swap at December 1, 2019 was $177.0 million. The company recognizes as compensation expense the appreciation or depreciation of the compensation liability over the award's vesting period in proportion to the vested amount of the award. The company immediately recognizes the appreciation or depreciation of these investments, which is included in other gains and losses. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting net income, which will reverse and will offset to zero over the life of the award at the end of the multi-year vesting period.

(b)
These represent Invesco’s direct investments in investment products that are consolidated. Upon consolidation, these direct investments are eliminated, and the assets and liabilities of the CIP are consolidated in the Consolidated Balance Sheet, together with a noncontrolling interest balance representing the portion of the CIP owned by third parties. In addition, in 2018, the company entered into total return swap agreements with respect to certain ETFs. Through the total return swap agreements, the company holds an indirect interest in the ETFs. At December 31, 2019, the aggregate notional value of the total return swaps was $145.9 million. If a 10% increase or decrease in the fair values of Invesco’s direct investments in CIP and total return swap instruments were to occur, it would result in a corresponding increase or decrease in our net income attributable to Invesco Ltd.

(c)
During 2015, the company acquired investment management contracts from Deutsche Bank.  This liability represents the purchase price, which was comprised solely of contingent consideration payable in future periods and is linked to future revenues generated from the contracts. In connection with the OppenheimerFunds acquisition (see Note 2, “Business Combinations”), Invesco acquired a contingent consideration liability related to historical OppenheimerFunds transactions. The liability is contingent upon the attainment of certain revenue growth objectives during 2019 and 2020. Additionally, the company made other digital wealth acquisitions during 2019, which resulted in a contingent consideration liability linked to sales targets during 2020, 2021 and 2022. The contingent consideration liabilities referenced above were recorded at fair value at each respective acquisition date and subsequent changes in the fair value are recorded in Other gains and losses, net in the Consolidated Statements of Income. If a 10% increase or decrease in the fair value of the contingent consideration liability were to occur, it would result in a corresponding increase or decrease in our net income attributable to Invesco Ltd.
Cash balances invested in money market funds of $620.9 million have been excluded from the table above. These are valued under the market approach at the net asset value of the underlying funds, which is maintained at $1. Assets held for policyholders of $10,835.6 million have also been excluded from the table above. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability to the policyholders, which is linked to the value of the investments. The investments and the policyholder payables held by this business are carried in the Consolidated Balance Sheets as separate account assets and liabilities at fair value in accordance with ASC Topic 944, “Financial Services - Insurance.” Changes in fair value are recorded and offset to zero in the Consolidated Statements of Income in other operating revenues. Increases or decreases in the fair value of these investments will therefore have no impact to our pre-tax earnings.

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On December 31, 2019, the interest rates on 100.0% of the company's borrowings were fixed for a weighted average period of 7.9 years, and the company had a balance of zero on its floating rate credit facility.

The interest rate profile of the financial liabilities of the company on December 31 was:

$ in millions	December 31, 2019	December 31, 2018
Long-term debt
Fixed rate	2,080.3	2,078.0
Floating rate	—	330.8
Total	2,080.3	2,408.8

Weighted average interest rate percentage	3.9%	3.8%
Weighted average period for which rate is fixed in years	7.9	8.9

See Item 8, Financial Statements and Supplementary Data, Note 9, “Long-Term Debt” for additional disclosures relating to the U.S. Dollar floating and fixed rate obligations.

The company's fixed interest financial assets at December 31, 2019, include foreign time deposit investments of $32.0 million (2018: $28.1 million). The weighted average interest rate on these investments is 0.46% (2018: 0.46%) and the weighted average time for which the rate is fixed is 0.2 years (2018: 0.2 years).

Foreign Exchange Rate Risk

The company has transactional currency exposures that occur when any of the company’s subsidiaries receive or pay cash in a currency different from its functional currency. Such exposure arises from sales or purchases by operating subsidiaries in currencies other than the subsidiaries’ functional currencies. These exposures are not actively managed.

The company also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco Ltd. A strengthening U.S. Dollar has a negative impact on the company's foreign currency denominated earnings when presented in U.S. Dollars. The company's most significant foreign exchange rate risk exposure relates to the translation of Pound Sterling-denominated transactions into the U.S. Dollar reporting currency. Item 8, Financial Statements and Supplementary Data, Note 18, "Geographic Information," contains disclosure of revenue from external customers by geography. The disclosure of revenues from external customers earned in the U.K. is an indicator of the company's exposure to the Pound Sterling; however, expenses incurred in the U.K. provide a natural offset to the company's exposure to the Pound Sterling.

Given this exposure, the company continued to hedge this risk through out-of-the money put option contracts to hedge economically the foreign currency risk on the translation of its Pound Sterling-denominated earnings into U.S. Dollars through June 30, 2020. These programs may serve to reduce, but not fully eliminate the impact of Pound Sterling foreign currency risk and the impact on our Consolidated Income Statements. The Pound Sterling/U.S. Dollar contracts have a strike price set at $1.25 based on the average daily foreign exchange rates for the applicable time period. Other than the fair value of the put option contracts, there is no additional loss exposure to the company, only the potential for a gain should the average exchange rates fall below the strike levels during the hedged periods. At December 31, 2019, a 10% decline in the annual average Pound Sterling to U.S. Dollar exchange rate would result in a positive cash flow from the Pound Sterling/U.S. Dollar contracts of $4.3 million.

The company is exposed to foreign exchange revaluation into the Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries' functional currencies. Net foreign exchange revaluation losses were $13.6 million in 2019 (2018: $4.2 million of gains), and are included in general and administrative expenses and other gains and losses, net on the Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation and have put in place net investment hedge structures discussed in Part II, Item 8, Financial Statements, Note 11--"Other Comprehensive Income/(Loss)."

Supplementary Quarterly Financial Data

The following is selected unaudited consolidated data for Invesco Ltd. for the quarters indicated:

	2019				2018
$ in millions, except per common share data	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Operating revenues:
Investment management fees	1,254.2	1,257.1	1,071.3	923.7	949.2	1,038.9	1,050.5	1,043.7
Service and distribution fees	378.0	385.1	294.1	219.3	231.5	248.0	242.9	246.1
Performance fees	49.8	14.9	15.7	21.8	28.3	7.9	11.6	9.1
Other	60.8	63.5	58.3	49.8	46.9	47.0	55.6	56.9
Total operating revenues	1,742.8	1,720.6	1,439.4	1,214.6	1,255.9	1,341.8	1,360.6	1,355.8
Operating expenses:
Third-party distribution, service and advisory	528.1	545.1	451.8	368.0	372.2	408.0	408.9	419.1
Employee compensation	460.1	446.0	421.9	381.3	349.3	380.7	379.2	385.2
Marketing	41.0	33.2	33.4	28.0	41.3	33.4	32.1	28.0
Property, office and technology	140.8	131.2	114.9	107.2	108.0	103.7	98.6	100.2
General and administrative	121.7	104.5	94.2	83.8	92.9	60.8	87.0	83.7
Transaction, integration and restructuring	136.5	185.5	304.9	46.1	61.8	33.1	23.5	18.5
Total operating expenses	1,428.2	1,445.5	1,421.1	1,014.4	1,025.5	1,019.7	1,029.3	1,034.7
Operating income	314.6	275.1	18.3	200.2	230.4	322.1	331.3	321.1
Other income/(expense):
Equity in earnings of unconsolidated affiliates	9.5	19.8	12.1	15.0	5.0	11.8	7.3	9.7
Interest and dividend income	14.0	5.9	3.9	4.7	10.3	4.0	2.8	4.2
Interest expense	(34.6)	(35.0)	(33.0)	(33.1)	(29.2)	(29.6)	(29.5)	(23.2)
Other gains and losses, net	(3.3)	13.8	24.1	31.1	(41.9)	5.9	1.4	(5.4)
Other income/(expense) of CIP, net	22.8	37.0	51.1	38.9	(26.6)	28.1	0.9	27.2
Income before income taxes	323.0	316.6	76.5	256.8	148.0	342.3	314.2	333.6
Income tax (provision)/benefits	(80.4)	(74.0)	(14.5)	(66.2)	(53.2)	(61.1)	(72.3)	(68.4)
Net income	242.6	242.6	62.0	190.6	94.8	281.2	241.9	265.2
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(3.6)	(11.1)	(21.9)	(12.9)	19.4	(11.6)	3.2	(11.3)
Less: Dividends declared on preferred shares	(59.2)	(64.4)	—	—	—	—	—	—
Net income attributable to Invesco Ltd.	179.8	167.1	40.1	177.7	114.2	269.6	245.1	253.9
Earnings per common share(1):
Basic	$0.40	$0.36	$0.09	$0.44	$0.28	$0.65	$0.59	$0.62
Diluted	$0.39	$0.36	$0.09	$0.44	$0.28	$0.65	$0.59	$0.62
Average common shares outstanding(1):
Basic	454.1	462.8	431.6	401.6	410.0	414.3	413.9	411.3
Diluted	457.9	466.9	433.8	401.9	410.1	414.4	414.1	411.8
Dividends declared per common share:	$0.31	$0.31	$0.31	$0.30	$0.30	$0.30	$0.30	$0.29
____________

(1)
The sum of the quarterly earnings per common share amounts may differ from the annual earnings per common share amounts due to the required method of computing the weighted average number of common shares in interim periods.

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

Under the supervision, and with the participation of the chief executive officer and chief financial officer, management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the company's internal control over financial reporting related to certain OppenheimerFunds revenue processes. Accordingly, a portion of the acquired revenue was excluded from evaluation, which represented approximately 17% of the company's total revenue for the year ended December 31, 2019. Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2019.

The company's independent registered public accounting firm, PricewaterhouseCoopers LLP, have issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Invesco Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Invesco Ltd. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in the Annual Report of Management on Internal Control over Financial Reporting, management has excluded certain OppenheimerFunds revenue processes from its assessment of internal control over financial reporting as of December 31, 2019 because it was acquired by the Company in a purchase business combination during 2019. Subsequent to the acquisition, other elements of OppenheimerFunds internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Certain OppenheimerFunds revenue processes that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. We have also excluded certain OppenheimerFunds revenue processes from our audit of internal control over financial reporting. OppenheimerFunds is a wholly-owned subsidiary whose total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 17% of the related consolidated financial statement amount for the year ended December 31, 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of OppenheimerFunds - Fair Value of Management Fee Contract Intangible Assets

As described in Note 2 to the consolidated financial statements, during 2019, the Company acquired Massachusetts Mutual Life Insurance Company’s (MassMutual) asset management affiliate, OppenheimerFunds for total consideration of $5,595.9 million, which resulted in recording $4,907.0 million of indefinite-lived intangible assets, consisting primarily of contracts related to mutual funds, and $255.0 million of finite-lived intangible assets. As disclosed by management, fair value of the management contracts is determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The income approach includes inputs that require significant management judgment, which for both indefinite-lived and finite-lived intangible assets included asset under management growth rates, projected effective fee rates, pre-tax profit margins, and discount rate. In addition, for finite-lived intangibles, the inputs that require significant judgment also included the useful lives of finite-lived intangible assets.

The principal considerations for our determination that performing procedures relating to the fair value of management fee contract intangible assets in the acquisition of OppenheimerFunds is a critical audit matter are the significant judgment by management when determining the fair value of the management contracts, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the significant assumptions, specifically, projected effective fee rates, the pre-tax profit margins, and discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the fair value of management fee contract intangible assets in the acquisition of OppenheimerFunds, including controls over development of the assumptions related to the valuation of the intangible assets, specifically, projected effective fee rates, the pre-tax profit margins, and discount rate. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for estimating the fair value of intangible assets; (iii) evaluating the appropriateness of the valuation method; (iv) testing the completeness, accuracy and relevance of underlying data used in the estimate; and (v) evaluating the reasonableness of the aforementioned significant assumptions used by management, using professionals with specialized skill and knowledge to assist in doing so. Evaluating the reasonableness of the projected effective fee rates and the pre-tax profit margin involved considering (i) the past performance of the acquired business, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Evaluating the reasonableness of the discount rate involved evaluating the cost of capital of the Company and comparable businesses and other industry factors.

Intangible Impairment Assessment - Indefinite-lived Management Contracts

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s intangible asset balance was $7,358.3 million as of December 31, 2019, of which indefinite-lived management contracts totaled $6,969.1 million. Management conducts an annual impairment test as of October 1 of each year, or more frequently if events or circumstances indicate that the carrying value of the intangible assets may be impaired. If a quantitative assessment is required, the impairment test consists of a comparison of the fair value of the intangible assets with their carrying values. Fair value is determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The income approach includes inputs that require significant management judgment, including asset under management growth rates, projected effective fee rates, pre-tax profit margins, and discount rates.

The principal considerations for our determination that performing procedures relating to the impairment assessment for indefinite-lived management contracts is a critical audit matter are the significant judgment by management when determining the fair value estimate, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s significant assumptions, specifically the assets under management growth rates, effective fee rates, pre-tax profit margins, and discount rates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived management contracts impairment assessment, including controls over management’s valuation of the Company’s intangible assets and controls over development of the assumptions related to the valuation of the intangible assets, specifically, assets under management growth rates, projected effective fee rates, pre-tax profit margins, and discount rates. For indefinite-lived management contract intangible assets where a quantitative assessment was performed, these procedures also included, among others, (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness, accuracy, and relevance of underlying data used in the model; and (iv) evaluating the reasonableness of the aforementioned significant assumptions used by management. Evaluating the reasonableness of the assets under management growth rates, projected effective fee rates, and the pre-tax profit margins involved considering (i) the current and past performance of the intangible assets, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Evaluating the reasonableness of the discount rates involved evaluating the cost of capital of the Company and comparable businesses and other industry factors.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 2, 2020

We have served as the Company’s auditor since 2013.

Invesco Ltd.
Consolidated Balance Sheets

	As of
$ in millions, except per share data	December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	1,049.0	1,147.7
Unsettled fund receivables	162.7	191.3
Accounts receivable	855.6	604.0
Investments	829.5	613.5
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	652.2	657.7
Accounts receivable and other assets of CIP	172.9	110.8
Investments of CIP	7,808.0	6,213.5
Assets held for policyholders	10,835.6	11,384.8
Prepaid assets	144.0	127.1
Other assets	459.6	126.1
Property, equipment and software, net	583.5	468.7
Intangible assets, net	7,358.3	2,176.1
Goodwill	8,509.4	7,157.1
Total assets	39,420.3	30,978.4
LIABILITIES
Accrued compensation and benefits	1,030.7	646.5
Accounts payable and accrued expenses	1,904.0	1,087.2
Liabilities of CIP:
Debt of CIP	6,234.6	5,226.0
Other liabilities of CIP	949.6	387.6
Policyholder payables	10,835.6	11,384.8
Unsettled fund payables	154.2	178.7
Long-term debt	2,080.3	2,408.8
Deferred tax liabilities, net	1,529.5	326.4
Total liabilities	24,718.5	21,646.0
Commitments and contingencies (See Note 19)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	383.5	396.2
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized, issued and outstanding as of December 31, 2019 and zero as of December 31, 2018 )	4,010.5	—
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million and 490.4 million shares issued as of December 31, 2019 and 2018, respectively)	113.2	98.1
Additional paid-in-capital	7,860.8	6,334.8
Treasury shares	(3,452.5)	(3,003.6)
Retained earnings	5,917.8	5,884.5
Accumulated other comprehensive income/(loss), net of tax	(587.3)	(735.0)
Total equity attributable to Invesco Ltd.	13,862.5	8,578.8
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	455.8	357.4
Total permanent equity	14,318.3	8,936.2
Total liabilities, temporary and permanent equity	39,420.3	30,978.4

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Income

	Years ended December 31,
$ in millions, except per common share data	2019	2018	2017
Operating revenues:
Investment management fees	4,506.3	4,082.3	4,126.6
Service and distribution fees	1,276.5	968.5	852.8
Performance fees	102.2	56.9	113.3
Other	232.4	206.4	67.6
Total operating revenues	6,117.4	5,314.1	5,160.3
Operating expenses:
Third-party distribution, service and advisory	1,893.0	1,608.2	1,486.5
Employee compensation	1,709.3	1,494.4	1,499.6
Marketing	135.6	134.8	121.8
Property, office and technology	494.1	410.5	364.6
General and administrative	404.2	324.4	306.9
Transaction, integration and restructuring	673.0	136.9	101.8
Total operating expenses	5,309.2	4,109.2	3,881.2
Operating income	808.2	1,204.9	1,279.1
Other income/(expense):
Equity in earnings of unconsolidated affiliates	56.4	33.8	44.7
Interest and dividend income	28.5	21.3	13.4
Interest expense	(135.7)	(111.5)	(94.8)
Other gains and losses, net	65.7	(40.0)	49.5
Other income/(expense) of CIP, net	149.8	29.6	137.3
Income before income taxes	972.9	1,138.1	1,429.2
Income tax provision	(235.1)	(255.0)	(268.2)
Net income	737.8	883.1	1,161.0
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(49.5)	(0.3)	(33.7)
Dividends on preferred shares	(123.6)	—	—
Net income attributable to Invesco Ltd.	564.7	882.8	1,127.3

Earnings per common share:
-basic	$1.29	$2.14	$2.75
-diluted	$1.28	$2.14	$2.75

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Comprehensive Income

	Years ended December 31,
$ in millions	2019	2018	2017
Net income	737.8	883.1	1,161.0
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	155.6	(327.1)	389.4
Actuarial gain/(loss) related to employee benefit plans	(10.8)	(13.0)	21.1
Other comprehensive income/(loss), net of tax	2.9	(0.5)	7.6
Other comprehensive income/(loss)	147.7	(340.6)	418.1
Total comprehensive income/(loss)	885.5	542.5	1,579.1
Comprehensive (income)/loss attributable to noncontrolling interests in consolidated entities	(49.5)	(0.3)	(33.7)
Dividends on preferred shares	(123.6)	—	—
Comprehensive (loss)/income attributable to Invesco Ltd.	712.4	542.2	1,545.4

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
$ in millions	2019	2018	2017
Operating activities:
Net income	737.8	883.1	1,161.0
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	177.6	142.1	116.8
Common share-based compensation expense	207.5	172.4	175.3
Other gains and losses, net	(65.7)	40.0	(39.4)
Other (gains)/losses of CIP, net	(32.9)	55.1	(81.0)
Equity in earnings of unconsolidated affiliates	(56.4)	(33.8)	(44.7)
Distributions from equity method investees	9.7	9.2	16.1
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	(213.4)	(340.7)	(342.5)
(Purchase)/sale of investments, net	167.0	(45.5)	174.9
(Increase)/decrease in receivables	934.3	944.4	(3,419.4)
Increase/(decrease) in payables	(748.9)	(997.5)	3,440.7
Net cash provided by/(used in) operating activities	1,116.6	828.8	1,157.8
Investing activities:
Purchase of property, equipment and software	(124.3)	(102.5)	(111.7)
Purchase of investments by CIP	(5,244.8)	(4,488.3)	(5,709.1)
Sale of investments by CIP	3,654.9	3,210.1	5,026.5
Purchase of investments	(229.1)	(153.5)	(177.7)
Sale of investments	123.3	123.1	177.3
Capital distribution from equity method investees	78.1	45.5	119.5
Collateral received/(posted), net	26.0	(63.8)	—
Purchase of business, net of cash acquired	290.5	(1,469.3)	(299.2)
Net cash provided by/(used in) investing activities	(1,425.4)	(2,898.7)	(974.4)
Financing activities:
Purchases of treasury shares	(469.8)	(51.8)	(63.8)
Dividends paid - preferred	(123.6)	—	—
Dividends paid - common	(529.1)	(490.6)	(471.6)
Third-party capital invested into CIP	289.5	465.8	449.4
Third-party capital distributed by CIP	(144.1)	(117.0)	(105.4)
Borrowings of debt of CIP	3,348.8	2,463.8	2,812.4
Repayments of debt of CIP	(1,819.6)	(1,045.4)	(2,410.1)
Net borrowings/(repayments) under credit facility	(330.8)	330.8	(28.7)
Payment of contingent consideration	(20.0)	(15.6)	(13.2)
Net cash provided by/(used in) financing activities	201.3	1,540.0	169.0
Increase/(decrease) in cash and cash equivalents	(107.5)	(529.9)	352.4
Foreign exchange movement on cash and cash equivalents	17.7	(43.8)	99.8
Foreign exchange movement on cash and cash equivalents of CIP	(7.0)	(1.0)	4.3
Net cash inflows (outflows) upon consolidation/deconsolidation of CIP	(7.4)	(137.6)	(9.0)
Cash and cash equivalents, beginning of period	1,805.4	2,517.7	2,070.2
Cash and cash equivalents, end of period	1,701.2	1,805.4	2,517.7

Cash and cash equivalents	1,049.0	1,147.7	2,006.4
Cash and cash equivalents of CIP	652.2	657.7	511.3
Total cash and cash equivalents per consolidated statement of cash flows	1,701.2	1,805.4	2,517.7

Supplemental Cash Flow Information:
Interest paid	(99.4)	(100.8)	(85.4)
Interest received	9.2	8.9	3.1
Taxes paid	(193.7)	(322.0)	(256.5)

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity

	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/Temporary Equity
January 1, 2019	—	98.1	6,334.8	(3,003.6)	5,884.5	(735.0)	8,578.8	357.4	8,936.2	396.2
Net income	—	—	—	—	688.3	—	688.3	9.5	697.8	40.0
Other comprehensive income	—	—	—	—	—	147.7	147.7	—	147.7	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	88.9	88.9	(52.7)
Issuance of shares	4,010.5	15.1	1,438.2	—	—	—	5,463.8	—	5,463.8	—
Dividends declared - preferred ($30.81 per share)	—	—	—	—	(123.6)	—	(123.6)	—	(123.6)	—
Dividends declared - common ($1.23 per share)	—	—	—	—	(531.4)	—	(531.4)	—	(531.4)	—
Employee common share plans:
Common share-based compensation	—	—	207.5	—	—	—	207.5	—	207.5	—
Vested common shares	—	—	(118.3)	207.0	—	—	88.7	—	88.7	—
Other common share awards	—	—	(1.4)	8.9	—	—	7.5	—	7.5	—
Purchase of common shares	—	—	—	(664.8)	—	—	(664.8)	—	(664.8)	—
December 31, 2019	4,010.5	113.2	7,860.8	(3,452.5)	5,917.8	(587.3)	13,862.5	455.8	14,318.3	383.5

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity (continued)

	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/Temporary Equity
January 1, 2018	98.1	6,282.0	(2,781.9)	5,489.1	(391.2)	8,696.1	259.5	8,955.6	243.2
Adjustment for adoption of ASU 2016-01	—	—	—	3.2	(3.2)	—	—	—	—
January 1, 2018, as adjusted	98.1	6,282.0	(2,781.9)	5,492.3	(394.4)	8,696.1	259.5	8,955.6	243.2
Net income	—	—	—	882.8	—	882.8	28.3	911.1	(28.0)
Other comprehensive income	—	—	—	—	(340.6)	(340.6)	—	(340.6)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	69.6	69.6	181.0
Dividends declared - common ($1.19 per share)	—	—	—	(490.6)	—	(490.6)	—	(490.6)	—
Employee common share plans:
Common share-based compensation	—	172.4	—	—	—	172.4	—	172.4	—
Vested common shares	—	(120.6)	120.6	—	—	—	—	—	—
Other common share awards	—	1.0	6.6	—	—	7.6	—	7.6	—
Purchase of common shares	—	—	(348.9)	—	—	(348.9)	—	(348.9)	—
December 31, 2018	98.1	6,334.8	(3,003.6)	5,884.5	(735.0)	8,578.8	357.4	8,936.2	396.2

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity (continued)

	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/Temporary Equity
January 1, 2017	98.1	6,227.4	(2,845.8)	4,833.4	(809.3)	7,503.8	108.0	7,611.8	283.7
Net income	—	—	—	1,127.3	—	1,127.3	4.5	1,131.8	29.2
Other comprehensive income (loss)	—	—	—	—	418.1	418.1	—	418.1	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	147.0	147.0	(69.7)
Dividends declared - common ($1.15 per share)	—	—	—	(471.6)	—	(471.6)	—	(471.6)	—
Employee common share plans:
Common share-based compensation	—	175.3	—	—	—	175.3	—	175.3	—
Vested common shares	—	(123.0)	123.0	—	—	—	—	—	—
Other common share awards	—	2.3	4.7	—	—	7.0	—	7.0	—
Purchase of common shares	—	—	(63.8)	—	—	(63.8)	—	(63.8)	—
December 31, 2017	98.1	6,282.0	(2,781.9)	5,489.1	(391.2)	8,696.1	259.5	8,955.6	243.2
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

Accounting Pronouncements Recently Adopted

Leases. In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-02, “Leases” (Topic 842). Topic 842 requires that lessees recognize lease assets and lease liabilities on the balance sheet for all leases with a lease term greater than 12 months. The company adopted the leases standard on January 1, 2019 using the modified retrospective approach that did not require comparative financial statements to be adjusted. Periods prior to January 1, 2019 have been presented in accordance with legacy guidance (ASC Topic 840).
The company recorded a right-of-use asset of $200.9 million and lease liability of $251.5 million, primarily related to real estate operating leases on January 1, 2019 with no cumulative-effect adjustment to opening retained earnings. The impact of the adoption of the standard on the Consolidated Statements of Income for the year ended December 31, 2019 was not material. The company continues to recognize lease expenses on a straight-line basis over the lease term. The initial recognition of the right-of-use asset and lease liability represented a non-cash activity related to the statement of cash flows.
As of May 24, 2019, the company recorded an additional right-of-use asset of $144.3 million and lease liability of $144.0 million in connection with the OppenheimerFunds acquisition. These amounts are included in Other assets and Accounts payable and accrued expenses in the table of identified assets acquired and liabilities assumed in Note 2, “Business Combinations.” The initial recognition of the right-of-use asset and lease liability represented a non-cash activity related to the statement of cash flows.
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

Goodwill. In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” (ASU 2017-04). The standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The amendments require a prospective approach to adoption and early adoption is permitted for interim or annual goodwill impairment tests. The company intends to adopt the ASU 2017-04 on January 1, 2020 and apply the new standard for goodwill impairment testing beginning in fiscal year 2020.

Cloud Computing Arrangements. In August 2018, the FASB issued Accounting Standards Update 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing

Arrangement that is a Service Contract” (ASU 2018-15). The standard update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years and early adoption is permitted. The amendments allow either a retrospective or prospective approach to all implementation costs incurred after adoption. The company has determined that there will be no material impact upon adoption of this amendment.

Income Taxes. In December of 2019, the FASB issued Accounting Standards Update 2019-12, “Simplifying Accounting for Income Taxes” (ASU 2019-12).  The standard is intended to simplify various aspects related to income taxes and removes certain exceptions to the general principles in Topic 740.  ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted.  The company is currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements.

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
Consolidation Analysis
The company inventories its funds by vehicle type on a quarterly basis. The company assesses modifications to existing funds on an ongoing basis to determine if a significant reconsideration event has occurred. The consolidation analysis includes a detailed review of the terms of the fund's governing documents and a comparison of the significant terms against the consolidation criteria in ASC Topic 810, including a determination of whether the fund is a VIE or a VOE. Seed money and co-investments in managed funds in which the company has determined that it is the primary beneficiary or in which the company has a controlling financial interest are consolidated if the impact of doing so is deemed material. If the company subsequently determines that it no longer controls the managed funds in which it has invested, the company will deconsolidate the funds. If there are any remaining holdings in the managed funds or if the managed funds are not required to be consolidated, the investment is accounted for as described in the "Investments" accounting policy below.
Upon consolidation of an investment product, the company's gain or loss on its investment (before consolidation) eliminates with the company's common share of the offsetting loss or gain in the fund. Upon consolidation of directly held CLOs, the company's and the funds' accounting policies are effectively aligned, resulting in the reclassification of the company's gain or loss (representing the changes in the market value of the company's holding in the consolidated fund) from other comprehensive income into other gains/losses. The net impact from consolidation of funds previously carried as available-for-sale investments to net income attributable to Invesco Ltd. in each period primarily represents the changes in the value of the company's holdings in its consolidated CLOs.
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

The company has elected the fair value option under ASC Topic 825-10-25 to measure the assets of all consolidated CLOs at fair value. All of the investments held by VIEs are presented at fair value in the company's Consolidated Balance Sheets at December 31, 2019 and 2018. The notes issued by consolidated CLOs are measured under the measurement alternative discussed in ASU 2014-13, "Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity," which requires that the reporting entity measure both the financial assets and the fair value of the financial liabilities of the CLO using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The company’s earnings from consolidated CLOs reflect changes in fair value of its own economic interests in the CLOs. Gains or losses on assets and liabilities of the CLOs are not attributed to noncontrolling interests but are offset in other gains/(losses) of CIP.
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

Acquisition Accounting

In accordance with ASC Topic 805, “Business Combinations," each acquisition is evaluated to determine if it meets the definition of a business. If the acquisition does not meet the definition of a business, it is accounted for as an asset acquisition. For an asset acquisition, the cost of the acquisition is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. Transaction costs are included in the cost of the acquisition and no goodwill is recognized. If the acquisition does meet the definition of a business, it is accounted for as a business combination. For a business combination, any excess of the cost of the acquisition over the fair values of the identifiable net assets acquired attributable to the company is recognized as goodwill. With certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests is recognized in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Additionally, when partial ownership in an acquiree is obtained and it is determined that the company controls the acquiree, the assets acquired, liabilities assumed and any noncontrolling interests are recognized and consolidated at 100% of their fair values at that date, regardless of the percentage ownership in the acquiree. As goodwill is calculated as a residual, all goodwill of the acquired business, not just the company's common share, is recognized under this “full-goodwill” approach. Noncontrolling interests are stated at the noncontrolling shareholder's proportion of the pre-acquisition carrying values of the acquired net assets. The results of entities acquired or sold during the year are included from or to the date control changes.

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

Cash balances may not be readily accessible to the Parent due to capital adequacy requirements of certain of our subsidiaries. These and other similar provisions of applicable laws and regulations may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU and UK subsidiaries are subject to consolidated capital requirements under applicable EU and UK requirements, including those arising from the EU's Capital Requirements Directive and the UK's Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this European sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. The company is in compliance with all regulatory minimum net capital requirements.

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
Investments are categorized as equity investments, available-for-sale investments, equity method investments, foreign time deposits, and other investments. See Note 4 “Investments” for additional details.
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
Equity method investments include investments over which the company is deemed to have significant influence, including corporate joint ventures and non-controlled entities in which the company's ownership is between 20 and 50 percent, and co-investments in certain managed funds generally structured as partnerships or similar vehicles. Investments in joint ventures are investments jointly controlled by the company and external parties. Co-investments in managed funds structured as partnerships or similar vehicles include private equity, real estate, and fund-of-funds. The equity method of accounting requires that the investment is initially recorded at cost, including any excess value paid over the book value of the investment acquired. The carrying amount of the investment is increased or decreased to recognize the company's common share of the after-tax profit or loss of the investee after the date of acquisition and is decreased as dividends are received. Distributions received from equity method investees are classified in the Consolidated Statements of Cash Flows as either operating or investing activities based on the nature of the distribution. The proportionate share of income or loss is included in equity in earnings of unconsolidated affiliates in the Consolidated Statements of Income, and the proportionate share of other comprehensive income or loss is included in accumulated other comprehensive income in the Consolidated Balance Sheets.
Fair value is determined using a valuation hierarchy (discussed in Note 3, “Fair Value of Assets and Liabilities”), generally by reference to an active trading market, using quoted closing or bid prices as of each reporting period end. When a readily ascertainable market value does not exist for an investment, the fair value is calculated based on the expected cash flows of its underlying net asset base, taking into account applicable discount rates and other factors. Judgment is used to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

Assets Held for Policyholders and Policyholder Payables

One of the company's subsidiaries, Invesco Pensions Limited, is an insurance entity that was established to facilitate retirement savings plans in the UK. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability to the policyholders, which is linked to the value of the investments. The investments are legally segregated and are generally not subject to claims that arise from any of the company's other businesses. Investments and policyholder payables held by this business meet the definition of financial instruments and are carried in the Consolidated Balance Sheets as separate account assets and liabilities at fair value in accordance with ASC Topic 944, “Financial Services - Insurance.” Changes in fair value are recorded and offset to zero in the Consolidated Statements of Income in other operating revenues. Management fees earned from policyholder investments are accounted for as described in the company's revenue recognition accounting policy.

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

Intangible Assets

Intangible assets identified on the acquisition of a business are capitalized separately from goodwill if the fair value can be measured reliably on initial recognition (transaction date). Intangible assets consist primarily of mutual fund and other client management contracts, customer relationships and distribution agreements. Management contracts that are managed and operated on a single global platform are reviewed in aggregate as one unit of valuation and are considered interchangeable because investors may freely transfer between funds. Similarly, cash flows generated by new funds added to the global platform are included when determining the fair value of the intangible asset.

Intangible assets that are determined to be finite-lived, are amortized and recorded as transaction, integration and restructuring expenses on a straight-line basis over their useful lives, from two to twelve years, which reflects the pattern in which the economic benefits are realized. The company reevaluates the useful life determination for intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life or there is an indication of impairment. If there is an indication of impairment, management will perform an impairment analysis. The company considers its own assumptions, which require management's judgment, about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. A change in the useful life of an intangible asset could have a significant impact on the company's amortization expense.

Where evidence exists that the underlying arrangements have a high likelihood of continued renewal at little or no cost to the company, the intangible asset is assigned an indefinite life and reviewed for impairment on an annual basis. Intangible assets not subject to amortization are tested for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. When testing intangible assets for impairment, management has the option to first perform a qualitative assessment. If the qualitative assessment indicates that an impairment may be likely or management elected to not perform the qualitative assessment, management performs a quantitative test to determine the fair value of the intangible assets and compares the fair value with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized into transaction, integration and restructuring expenses in an amount equal to that excess. Fair value is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount.

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

Debt and Financing Costs

Debt issuance costs related to the issuance of Senior Notes are presented as a deduction from the carrying amount of the related debt liability. Debt issuance costs related to the company's credit facility are presented as a deferred asset within Other Assets on the company's Consolidated Balance Sheets. After initial recognition, debt issuance costs are measured at amortized cost. Finance charges and debt issuance costs are amortized over the term of the debt using the effective interest method. Interest charges are recognized in the Consolidated Statements of Income in the period in which they are incurred.

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

Other revenues include fees derived primarily from transaction commissions earned upon the sale of new investments into certain of our funds and fees earned upon the completion of transactions in our real estate and private equity asset groups. Real estate transaction fees are derived from commissions earned through the buying and selling of properties. Private equity transaction fees include commissions associated with the restructuring of, and fees from providing advice to, portfolio companies held by the funds. These transaction fees are recorded in the Consolidated Statements of Income on the date when Invesco’s services are complete which typically coincides with when the transactions are legally complete.

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

Third-party distribution, service and advisory expenses include periodic “renewal” commissions paid to brokers and independent financial advisors for the continuing oversight of their clients' assets over the time they are invested and are payments for the servicing of client accounts. Renewal commissions are calculated based upon a percentage of the AUM value and apply to much of the company's non-U.S. retail operations. As discussed above, the revenues from the company’s U.S. retail operations include 12b-1 distribution fees, which are largely passed through to brokers who sell the funds as third-party distribution expenses along with additional marketing support distribution costs. Both the revenues and the costs are dependent on the underlying AUM of the brokers' clients. Third-party distribution expenses also include the amortization of upfront commissions paid to broker-dealers for sales of fund shares with a contingent deferred sales charge (a charge levied to the investor for client redemption of AUM within a certain contracted period of time). The upfront distribution commissions are amortized over the redemption period. Also included in third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client common share purchases and redemptions, call center support and client reporting. These costs are reimbursed by the related funds.

Common Share-Based Compensation

The company issues equity-settled common share-based awards to certain employees, which are measured at fair value at the date of grant. The fair value determined at the grant date is expensed, based on the company's estimate of common shares that will eventually vest, on a straight-line or accelerated basis over the vesting period. The initial forfeiture rate applied to most grants is 3% per year, based upon the company's historical experience with respect to employee turnover. Fair value for the common share awards representing equity interests identical to those associated with common shares traded in the open market is determined using the market price at the date of grant.

Deferred Compensation

The company grants deferred cash awards to certain employees which are linked in value to investment products. During the vesting period, employees earn a return linked to the appreciation or depreciation of specified investments. The company currently hedges economically the exposure to market movements on certain of these awards by holding the investments on its balance sheet and through a total return swap financial instrument. The company recognizes as compensation expense the value of the liability to employees, including the appreciation or depreciation of the liability, over the award's vesting period in proportion to the vested amount of the award. The company immediately recognizes the full value of the related investment, and any subsequent appreciation or depreciation of the investment, in Other gains and losses, net.

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

Advertising Costs

The company expenses the cost of all advertising and promotional activities as incurred. The company incurred advertising costs of $35.7 million for the year ended December 31, 2019 (December 31, 2018: $35.2 million; December 31, 2017: $35.9 million). These amounts are included in marketing expenses in the Consolidated Statements of Income.

Leases

The company adopted Topic 842, Leases, on January 1, 2019 using the modified retrospective approach that did not require comparative period financial statements to be adjusted. Periods prior to January 1, 2019 have been presented in accordance with legacy guidance (Topic 840).

Refer to the Recently Adopted Accounting Standards section for additional information. The company determines whether an arrangement is a lease at contract inception. Lease liabilities and right-of-use assets are recognized on the lease commencement date based on the net present value of fixed lease payments over the lease term. The company includes options to extend or terminate a lease within the lease term when it is reasonably certain the option will be exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease liabilities represent an obligation to make lease payments arising from a lease while right-of-use assets represent a right to use an underlying asset during the lease term. Right-of-use assets exclude capital improvement funding and other lease concessions provided by the landlord.

As the company's leases generally do not have a readily determinable implicit rate, the company uses its incremental borrowing rate to determine the present value of fixed lease payments based on information available at the lease commencement date. Fixed lease expense for operating leases are generally recognized on a straight-line basis over the lease term.  The company combines lease components and non-lease components such as fixed maintenance and other costs into a single lease component, which results in the capitalization of all fixed payments within lease liabilities and right-of-use assets.  Variable lease payments, such as variable maintenance costs or payments based on an index rate or usage, are expensed as incurred and excluded from lease liabilities and right-of-use assets.

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

Certain income tax effects of the 2017 Tax Act are reflected in our financial results in accordance with Staff Accounting Bulletin No. 118 (SAB 118), which provides SEC staff guidance regarding the application of ASC Topic 740 for both the 2017 and 2018 reporting periods.  See Note 16, "Taxation," for further details and additional discussion on amounts recorded for the 2017 Tax Act.

Earnings Per Common Share

Basic and diluted earnings per common share are computed using the two-class method, which treats unvested restricted common shares as if they were a separate class of common shares. Under the two-class method, net income attributable to Invesco Ltd. is adjusted for the allocation of earnings to the unvested restricted common shares. In addition, the weighted-average common shares outstanding is adjusted for unvested restricted common shares. There is no difference between the calculated earnings per common share amounts attributable to Invesco Ltd. and the calculated earnings per common share amounts under the two-class method.

Comprehensive Income

The company's other comprehensive income/(loss) consists of foreign currency translation adjustments, employee benefit plan liability adjustments, changes in unrealized gains and losses and reclassification adjustments for realized gains/(losses) on debt securities classified as available-for-sale, and the company's share of other comprehensive income of equity method investments. Such amounts are recorded net of applicable taxes.

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

The company has in the past purchased several put option contracts to hedge economically foreign currency risk on the translation of its Pound Sterling- and Euro-denominated earnings into U.S. Dollars. See Note 3, "Fair Value of Assets and Liabilities," for additional information. Additionally, the company may, from time to time, designate certain intercompany debt as non-derivative net investment hedging instruments against foreign currency exposure related to its net investment in foreign operations. See Note 11, "Other Comprehensive Income/(Loss)." In the management of its cross-border fund operations, foreign currency forward and swap contracts are purchased daily to hedge against foreign exchange rate movements during the four-day client money settlement period. Certain CIP may also utilize such instruments.

2. BUSINESS COMBINATIONS
On May 24, 2019, the company acquired Massachusetts Mutual Life Insurance Company’s (MassMutual) asset management affiliate, OppenheimerFunds, with consideration to MassMutual and OppenheimerFunds employee shareholders consisting of $35.0 million in cash, 81.9 million shares of common stock and $4.0 billion in perpetual, non-cumulative preferred shares with a 21-year non-call period and a fixed rate of 5.9%. The 81.9 million shares are composed of 75.7 million common shares issued on the closing date and 6.2 million Invesco restricted common stock awards granted to employee shareholders. MassMutual has an approximate 16.7% stake in the common stock of the combined firm as of December 31, 2019. Invesco and MassMutual entered into a shareholder agreement, in which MassMutual has customary minority shareholder rights, including representation on Invesco’s board of directors. The shareholder agreement with MassMutual specifies a lock-up period of two years for the common stock and five years for the preferred stock. MassMutual may not sell common or preferred shares received as purchase consideration during the respective lock-up periods.
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

December 31, 2019
$ in millions	Fair Value Estimate
ASSETS
Cash and cash equivalents	360.0
Accounts receivable	133.1
Investments	178.4
Prepaid assets	24.8
Other assets	181.2
Property, equipment and software, net	104.1
Intangible assets (1)	5,189.0
Goodwill (2)	1,219.5
Total assets	7,390.1
LIABILITES
Accrued compensation and benefits	263.9
Accounts payable and accrued expenses	349.1
Deferred tax liabilities, net	1,181.2
Total liabilities	1,794.2
Total identifiable net assets	5,595.9

Summary of consideration
Cash consideration	35.0
Common stock consideration (3)	1,453.6
Preferred stock consideration (4)	4,010.5
Other consideration (5)	96.8
Total cash and stock consideration	5,595.9
____________

(1)	Intangible assets are comprised of the following:

•	indefinite-lived intangible asset related to management contracts of $4,907.0 million consists primarily of contracts related to mutual funds.

•	finite-lived intangible asset related to management contracts of $255.0 million consists primarily of contracts related to sub-advised accounts and has an estimated useful life of eight years.

•	acquired trade name asset of $27.0 million has an estimated useful life of six years.
The intangible assets created in the acquisition are not expected to be deductible for tax purposes.

(2)
Goodwill is calculated as the difference between the acquisition date fair value of the total consideration transferred and the aggregate values assigned to the assets acquired and liabilities assumed. The goodwill created in the acquisition is not expected to be deductible for tax purposes. The goodwill balance resulted primarily from the opening balance sheet net deferred tax liability. See Note 7, "Goodwill," for an analysis of the change in goodwill balances between periods.

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
Certain revenues earned through legacy processes from the acquired business represent approximately 17% of the company's total revenue for the year-ended December 31, 2019; however, total revenues, expenses and net income of the acquired business are not available to be separately reported due to the continued integration of the combined businesses.
Transaction and integration costs related to the OppenheimerFunds acquisition included within the Transaction, integration, and restructuring line item on the Consolidated Statements of Income were $625.0 million, for the year ended December 31, 2019. Of these amounts, $78.5 million during the year ended December 31, 2019, were transaction-related costs, which primarily relate to advisory, legal, valuation, and other professional fees.
As part of the integration activities for the OppenheimerFunds business, the company has identified a matter that involves a reasonably possible loss contingency related to the acquired business. The company estimates that a majority of these reasonably possible losses relate to periods prior to the acquisition. There are significant uncertainties as of the date of this report regarding the nature, scope and amount of the reasonably possible loss. If there are any losses incurred related to this matter, the company believes that the majority would be recorded as an adjustment to goodwill on the consolidated balance sheet with the remainder, if any, recorded as transaction, integration and restructuring expense in the consolidated income statement. See Note 19, "Commitments and Contingencies" for additional information regarding this matter.

Supplemental Pro Forma Information
The following unaudited pro forma summary presents consolidated information of the company as if the business combination had occurred on January 1, 2018, the earliest period presented herein.

	For the year ended December 31,
$ in millions	2019	2018
Operating revenues	6,935.1	7,564.5
Net income	683.4	1,065.4

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

3. FAIR VALUE OF ASSETS AND LIABILITIES

The fair value of financial instruments are presented in the below summary table. The fair value of financial instruments held by CIP are presented in Note 20, "Consolidated Investment Products".

	December 31, 2019	December 31, 2018
$ in millions	Fair Value	Fair Value
Cash and cash equivalents	1,049.0	1,147.7
Equity investments	432.5	283.2
Foreign time deposits (1)	32.0	28.1
Assets held for policyholders	10,835.6	11,384.8
Policyholder payables (1)	(10,835.6)	(11,384.8)
Contingent consideration liability	(60.2)	(40.9)
Long-term debt (1) (2)	(2,281.5)	(2,418.2)
____________

(1)
These financial instruments are not measured at fair value on a recurring basis. Foreign time deposits are measured at cost plus accrued interest, which approximates fair value, and are accordingly classified as Level 2 securities. Policyholder payables are indexed to the value of the assets held for policyholders.

(2)	All assets and liabilities are carried at fair value except debt which has a carrying value of $2,080.3 million as of December 31, 2019. (December 31, 2018: $2,408.8 million)
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

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Consolidated Balance Sheet as of December 31, 2019 and December 31, 2018, respectively:

	As of December 31, 2019
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	620.9	620.9	—	—
Investments:(1)
Equity investments:
Seed money	235.5	235.5	—	—
Investments related to deferred compensation plans	192.4	192.4	—	—
Other equity securities	4.6	4.6	—	—
Assets held for policyholders	10,835.6	10,835.6	—	—
Total	11,889.0	11,889.0	—	—
Liabilities:
Contingent consideration liability	(60.2)	—	—	(60.2)
Total	(60.2)	—	—	(60.2)

	As of December 31, 2018
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	367.6	367.6	—	—
Investments:(1)
Equity investments:
Seed money	202.8	202.8	—	—
Investments related to deferred compensation plans	78.6	78.6	—	—
Other equity securities	1.8	1.8	—	—
Assets held for policyholders	11,384.8	11,384.8	—	—
Total	12,035.6	12,035.6	—	—
Liabilities:
Contingent consideration liability	(40.9)	—	—	(40.9)
Total	(40.9)	—	—	(40.9)
____________

(1)
Foreign time deposits of $32.0 million (December 31, 2018: $28.1 million) are excluded from this table. Equity method and other investments of $350.8 million and $14.2 million, respectively, (December 31, 2018: $296.3 million and $5.9 million, respectively) are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Put option contracts
The company has purchased several put option contracts to hedge economically foreign currency risk on the translation of a portion of its Pound Sterling-denominated earnings into U.S. Dollars (purchases of $3.9 million and $1.1 million for the years ended December 31, 2019 and December 31, 2018, respectively). These were the only contracts entered into during the period to hedge economically foreign currency risk for the Pound Sterling-denominated earnings and provide coverage through June 30, 2020.
The economic hedge is predominantly triggered upon the impact of a significant decline in the Pound sterling/U.S. Dollar foreign exchange rate. Open put option contracts are marked-to-market through earnings, which are recorded in the company's Consolidated Statements of Income in other gains and losses. These derivative contracts are valued using option valuation models and are included in other assets in the company's Consolidated Balance Sheets. The significant inputs in these models (volatility, forward points and swap curves) are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts and are classified within level 2 of the valuation hierarchy. The company recognized a loss of $4.8 million in the year ended December 31, 2019 (gain of 0.1 million in the year ended December 31, 2018) related to the change in market value of these put option contracts. In these transactions, the reference rate is an average foreign exchange rate for the applicable time frame.
Total return swap
In addition to holding equity investments, the company has a total return swap (TRS) to hedge economically certain deferred compensation liabilities. The notional value of the total return swap at December 31, 2019 was $177.0 million and the fair value of the TRS was an asset of $3.1 million. During the year ended December 31, 2019 market valuation gains of $16.8 million were recognized in other gains and losses, net.

The company also has total return swaps with respect to certain ETFs. At December 31, 2019, the aggregate notional value of the total return swaps was $145.9 million. Under the terms of each total return swap, the company receives the related market gains or losses on the underlying investments and pays a floating rate to the respective counterparty. At December 31, 2019, the fair value of the total return swaps related to the ETFs resulted in a liability balance of $1.1 million. For the year ended December 31, 2019, market valuation gains of $9.9 million were recognized in other gains and losses, net.
The fair value of the total return swaps was determined under the market approach using quoted prices of the underlying investments and, as such, is classified as level 2 of the valuation hierarchy. The total return swaps are not designated for hedge accounting.
Contingent Consideration Liability
The contingent consideration liability related to the investment management contracts acquired from Deutsche Bank was recorded at fair value as of the date of acquisition using a discounted cash flow model, and is categorized within level 3 of the valuation hierarchy. At December 31, 2019 inputs used in the model to determine the fair value of the contingent consideration liability included assumed growth rates in AUM ranging from (9.44)% to 5.73% (weighted average growth rate of (0.54)%) and a discount rate of 3.48%. Changes in fair value are recorded in Other gains and losses, net in the Consolidated Statements of Income in the period incurred. An increase in AUM levels and a decrease in the discount rate would increase the fair value of the contingent consideration liability while a decrease in forecasted AUM and an increase in the discount rate would decrease the liability.

In connection with the OppenheimerFunds acquisition (see Note 2, “Business Combinations”), Invesco acquired a $13.6 million contingent consideration liability related to historical OppenheimerFunds transactions. The liability is contingent upon the attainment of certain revenue growth objectives during 2019 and 2020. As of December 31, 2019, inputs used to determine the liability related to these arrangements primarily include assumed growth rates in management fees ranging from 28% to 33% and a discount rate of 10.7%.

Additionally, the company made other digital wealth acquisitions during 2019, which, based on initial purchase price allocations, resulted in additional contingent consideration liabilities of $16.0 million. The liabilities are contingent upon the attainment of certain sales growth targets during 2020, 2021 and 2022.

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the year ended December 31, 2019 and December 31, 2018, which are valued using significant unobservable inputs:

	For the year ended December 31, 2019	For the year ended December 31, 2018
$ in millions	Contingent Consideration Liability	Contingent Consideration Liability	Other Debt Securities
Beginning balance	(40.9)	(57.4)	9.9
Purchases/acquisitions	(31.5)	—	—
Net unrealized gains and losses included in other gains and losses	(7.8)	0.9	—
Disposition/settlements	20.0	15.6	(9.9)
Ending balance	(60.2)	(40.9)	—

4.  INVESTMENTS

The disclosures below include details of the company's investments. Investments held by CIP are detailed in Note 20, "Consolidated Investment Products."

$ in millions	December 31, 2019	December 31, 2018
Equity investments:
Seed money	235.5	202.8
Investments related to deferred compensation plans	192.4	78.6
Other equity securities	4.6	1.8
Equity method investments	350.8	296.3
Foreign time deposits	32.0	28.1
Other	14.2	5.9
Total investments	829.5	613.5

Available for sale investments

Realized gains and losses recognized in the Consolidated Statements of Income during the year from investments classified as available-for-sale are as follows:

	2019			2018			2017
$ in millions	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Seed money	—	—	—	—	—	—	62.5	4.3	(1.5)
CLOs	1.3	—	(0.4)	16.5	2.1	—	7.1	1.9	—
Other debt securities	—	—	—	6.3	—	(3.6)	9.9	2.5	—
	1.3	—	(0.4)	22.8	2.1	(3.6)	79.5	8.7	(1.5)

Upon the sale of available-for-sale securities, net realized losses of $0.4 million were transferred from accumulated other comprehensive income into the Consolidated Statements of Income during the year ended December 31, 2019 (2018: $1.5 million net realized losses; 2017: $7.2 million net realized gains). The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed.

Equity investments

Net gains recorded in Other gains/(losses) in the Consolidated Statements of Income resulting from equity investments and total return swaps, which have equity investments as their underlying asset, for the year ended December 31, 2019, were $82.5 million (December 31, 2018: $46.5 million loss). The unrealized gains and losses for the year ended December 31, 2019, that relate to equity investments still held at December 31, 2019, was a $53.2 million net gain (December 31, 2018: $30.6 million net loss related to equity investments still held at December 31, 2018).

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

Noncontrolling interests in consolidated entities

Most of the noncontrolling interest balances included in the Consolidated Balance Sheets relate to CIP (see Note 20). The company owns 100% of the voting control of its corporate subsidiary entities, directly or indirectly, with the exception of the following entities, which are consolidated with resulting noncontrolling interests:

Name of Company	Country of Incorporation	% Voting Interest Owned
VV Immobilien Verwaltungs und Beteiligungs GmbH	Germany	70.0%
VV Immobilien Verwaltungs GmbH	Germany	70.0%
HVH Immobilien und Beteiligungs GmbH	Germany	70.0%

5.  PROPERTY, EQUIPMENT AND SOFTWARE

The following is a summary of property, equipment and software:

$ in millions	December 31, 2019	December 31, 2018
Technology and Other Equipment	310.5	264.4
Software	733.4	669.5
Land and Buildings	110.3	83.6
Leasehold Improvements	274.1	212.5
Work in Process	74.4	43.5
Property, Equipment and Software, Gross	1,502.7	1,273.5
Less: Accumulated Depreciation	(919.2)	(804.8)
Property, Equipment and Software, Net	583.5	468.7

Depreciation expense related to property, equipment and software was $124.9 million, $112.4 million and $99.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

6.  INTANGIBLE ASSETS

The following table presents the major classes of the company's intangible assets at December 31, 2019 and 2018:

$ in millions	Gross Book Value	Accumulated Amortization	Net Book Value
December 31, 2019
Management contracts - indefinite-lived	6,969.1	N/A	6,969.1
Management contracts - finite-lived	319.3	(84.5)	234.8
Developed technology	98.6	(31.7)	66.9
Other	112.2	(24.7)	87.5
Total	7,499.2	(140.9)	7,358.3
December 31, 2018
Management contracts - indefinite-lived	2,065.0	N/A	2,065.0
Management contracts - finite-lived	64.3	(64.3)	—
Developed technology	72.3	(17.6)	54.7
Other	66.3	(9.9)	56.4
Total	2,267.9	(91.8)	2,176.1

During 2019, Invesco acquired $4,907.0 million in indefinite lived management contracts, $255.0 million of finite-lived intangible asset related management contracts, and $27.0 million of trade name assets related to the Oppenheimer acquisition. Other 2019 additions to intangible assets related to the preliminary valuations of acquisitions of digital wealth technology companies (2018: $563.4 million in indefinite lived management contracts and $100.4 million in technology related and other intangible assets as part of the Guggenheim Investments' ETF and Intelliflo acquisitions). Amortizable intangible assets of $315.4 million related to 2019 acquisitions have a weighted-average amortization period of 7.15 years.

The 2019 and 2018 annual impairment reviews of indefinite-lived intangible assets determined that no impairment existed at the respective review dates. Amortization expense was $52.7 million during the year ended December 31, 2019 (December 31, 2018: $29.7 million; December 31, 2017: $17.4 million). Estimated amortization expense for each of the five succeeding fiscal years based upon the company's intangible assets at December 31, 2019 is as follows:

$ in millions Years Ended December 31,	Estimated Amortization Expense
2020	(64.4)
2021	(63.5)
2022	(60.6)
2023	(52.6)
2024	(47.1)

7.  GOODWILL

The table below details changes in the goodwill balance:

$ in millions	Net Book Value
January 1, 2019	7,157.1
Business combinations (See Note 2)	1,229.1
Foreign exchange	123.2
December 31, 2019	8,509.4

January 1, 2018	6,590.7
Business combinations	819.2
Foreign exchange	(252.8)
December 31, 2018	7,157.1

The 2019 additions to goodwill primarily consists of $1,219.5 million related to the preliminary valuations of the Oppenheimer acquisition. See Note 2, “Business Combination,” for additional details. Other 2019 additions to goodwill related to the preliminary valuations of acquisitions of digital wealth technology companies. The 2018 addition to goodwill consists of $819.2 million related to the valuation of the acquisition Guggenheim Investments' ETF and Intelliflo.

The 2019 and 2018 annual impairment reviews determined that no impairment existed at the respective review dates. No interim impairment tests were deemed necessary during 2019 or 2018.

8.  OTHER LIABILITIES

The table below details the components of other liabilities:

	As of
$ in millions	December 31, 2019	December 31, 2018
Compensation and benefits	195.6	103.7
Accrued bonus and deferred compensation	835.1	542.8
Accrued compensation and benefits	1,030.7	646.5

Accruals and other liabilities	403.9	360.4
Forward contract payable (See Note 10)	496.5	297.1
Lease liability (See Note 14)	364.8	—
Deferred carried interest	45.8	61.3
Contingent consideration liability (See Note 3)	60.2	40.9
Accounts payable	414.6	284.3
Income taxes payable	118.2	43.2
Accounts payable and accrued expenses	1,904.0	1,087.2

9.  LONG-TERM DEBT

The issuer of the senior notes, Invesco Finance PLC, is an indirect 100% owned finance subsidiary of Invesco Ltd. (the Parent), and the Parent fully and unconditionally guarantees the securities. As discussed in Note 1, "Accounting Policies - Cash and cash equivalents," certain of our subsidiaries are required to maintain minimum levels of capital. These and other similar provisions of applicable law may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities.

The disclosures below include details of the company's debt. Debt of CIP is detailed in Note 20, “Consolidated Investment Products.”

	December 31, 2019		December 31, 2018
$ in millions	Carrying Value (2)	Fair Value	Carrying Value (2)	Fair Value
$1.5 billion floating rate credit facility expiring August 11, 2022	—	—	330.8	330.8
Unsecured Senior Notes:(1)
$600 million 3.125% - due November 30, 2022	598.1	617.5	597.5	585.2
$600 million 4.000% - due January 30, 2024	595.8	639.2	594.9	594.5
$500 million 3.750% - due January 15, 2026	496.1	533.0	495.6	487.6
$400 million 5.375% - due November 30, 2043	390.3	491.8	390.0	420.1
Long-term debt	2,080.3	2,281.5	2,408.8	2,418.2
____________

(1)	The company's senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

(2)	The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.

The fair market value of the company's senior notes was determined by market quotes provided by Bloomberg, which is considered a Level 2 valuation input. In the absence of an active market, the company relies upon the average price quoted by brokers for determining the fair market value of the debt.

Analysis of Borrowings by Maturity:

$ in millions	December 31, 2019
2022	598.1
2024	595.8
2026	496.1
2043	390.3
Long-term debt	2,080.3

At December 31, 2019, the outstanding balance on the credit facility was zero. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of December 31, 2019 of the company, the applicable margin for LIBOR-based loans was 1.13% and for base rate loans was 0.13%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the higher of the available credit ratings of company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of December 31, 2019, the annual facility fee was equal to 0.15%.

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

At December 31, 2019, the company maintains approximately $11.2 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons.

10.  SHARE CAPITAL

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

As of
in millions	December 31, 2019
Preferred shares issued (1)	4.0
Preferred shares outstanding (1)	4.0
__________

(1)
Shares held by MassMutual and are subject to a lock-up period of five years, which disallows the sale of shares by MassMutual during the five-year period beginning on the original issue date of May 24, 2019.

The number of common shares and common share equivalents issued are represented in the table below:

In millions	December 31, 2019	December 31, 2018	December 31, 2017
Common shares issued	566.1	490.4	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(112.8)	(93.3)	(83.3)
Common shares outstanding	453.3	397.1	407.1

During the year ended December 31, 2019, the company entered into three forward contracts to purchase its common shares. The details of the forward contracts for the years ended December 31, 2019 and December 31, 2018, respectively, are as follows:

In millions, except strike price	Year ended December 31, 2019
	Common Shares Purchased	Strike Price	Hedge Completion Date	Total Treasury Shares Recorded	Settlement Date	Total Liability Recorded
$200 million - entered on May 13, 2019	9.8	$20.51	05/30/2019	$198.7	01/04/2021	$199.1
$200 million - entered on July 2, 2019	10.0	$20.00	07/30/2019	$193.7	04/01/2021	$195.3
$100 million - entered on August 27, 2019	6.0	$16.59	09/27/2019	$102.6	04/01/2021	$102.1
	25.8			$495.0		$496.5

In millions, except strike price	Year ended December 31, 2018
	Common Shares Purchased	Strike Price	Hedge Completion Date	Total Treasury Shares Recorded	Settlement Date	Total Liability Recorded
$300 million - entered on October 24, 2018	14.4	$20.85	12/03/2018	$297.1	07/01/2019	$297.1
	14.4			$297.1		$297.1

Treasury shares were calculated by multiplying the number of common shares being purchased by the fair market value of Invesco’s common share price as of the hedge completion date. The company has recorded a corresponding payable to the counterparty, which represents the present value of the amount to be paid at settlement, discounted by using the implicit interest rate at inception of the forward contract. The implicit interest rate was calculated using the effective interest method. The payable includes a discount or premium on the forward purchase price represented by the difference between the fair market value of the common share price and the strike price on hedge completion date. In addition, the company's total collateral paid related to the forward contracts as of December 31, 2019 was $37.8 million (December 31, 2018: $63.8 million). The company's total liability and collateral paid are recorded in accounts payable and accrued expenses and other assets, respectively on the Consolidated Balance Sheet. The forward contracts represent non-cash activity related to the statement of cash flows until the common shares are physically settled. The forward contract entered into on October 24, 2018 settled on July 1, 2019.

Also, during the year ended December 31, 2019, the company repurchased 5.6 million common shares in the open market at a cost of $110.8 million (December 31, 2018: none). Separately, an aggregate of 3.3 million shares were withheld on vesting events during the year ended December 31, 2019 to meet employees' withholding tax obligations (December 31, 2018: 1.6 million). The fair value of these common shares withheld at the respective withholding dates was $59.0 million (December 31, 2018: $48.9 million). At December 31, 2019, approximately $732.2 million remained authorized under the company's common share repurchase authorization approved by the Board on July 22, 2016 (December 31, 2018: $1,343.0 million).

Total treasury shares at December 31, 2019 were 128.2 million (December 31, 2018: 103.0 million), including 15.4 million unvested restricted common stock awards (December 31, 2018: 9.7 million) for which dividend and voting rights apply. The market price of common shares at the end of 2019 was $17.98. The total market value of the company's 128.2 million treasury shares was $2.3 billion at December 31, 2019.

Movements in Treasury Shares comprise:

	Year ended
In millions	December 31, 2019	December 31, 2018	December 31, 2017
Beginning balance	103.0	92.4	95.9
Acquisition of common shares	34.7	16.0	1.9
Distribution of common shares	(9.2)	(5.2)	(5.2)
Common shares distributed to meet ESPP obligation	(0.3)	(0.2)	(0.2)
Ending balance	128.2	103.0	92.4

11.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	2019
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	155.6	—	—	—	155.6
Actuarial gain/(loss) related to employee benefit plans	—	(10.8)	—	—	(10.8)
Other comprehensive income/(loss), net	—	2.4	0.1	0.4	2.9
Other comprehensive income/(loss), net of tax	155.6	(8.4)	0.1	0.4	147.7

Beginning balance	(617.6)	(117.7)	—	0.3	(735.0)
Other comprehensive income/(loss), net of tax	155.6	(8.4)	0.1	0.4	147.7
Ending balance	(462.0)	(126.1)	0.1	0.7	(587.3)

	2018
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	(327.1)	—	—	—	(327.1)
Actuarial gain/(loss) related to employee benefit plans	—	(13.0)	—	—	(13.0)
Other comprehensive income/(loss), net	—	5.0	(4.3)	(1.2)	(0.5)
Other comprehensive income/(loss), net of tax	(327.1)	(8.0)	(4.3)	(1.2)	(340.6)

Beginning balance	(290.5)	(109.7)	4.3	4.7	(391.2)
Adjustment for adoption of ASU 2016-01	—	—	—	(3.2)	(3.2)
January 1, 2018, as adjusted	(290.5)	(109.7)	4.3	1.5	(394.4)
Other comprehensive income/(loss)	(327.1)	(8.0)	(4.3)	(1.2)	(340.6)
Ending balance	(617.6)	(117.7)	—	0.3	(735.0)

	2017
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	389.4	—	—	—	389.4
Actuarial gain/(loss) related to employee benefit plans	—	21.1	—	—	21.1
Other comprehensive income/(loss), net	—	8.4	(0.5)	(0.3)	7.6
Other comprehensive income/(loss), net of tax	389.4	29.5	(0.5)	(0.3)	418.1

Beginning balance	(679.9)	(139.2)	4.8	5.0	(809.3)
Other comprehensive income/(loss)	389.4	29.5	(0.5)	(0.3)	418.1
Ending balance	(290.5)	(109.7)	4.3	4.7	(391.2)

Net Investment Hedge

The Company designated certain intercompany debt as a non-derivative net investment hedging instrument against foreign currency exposure related to its net investment in foreign operations. At December 31, 2019 and December 31, 2018, £130 million ($172.1 million and $165.6 million, respectively) of intercompany debt was designated as a net investment hedge.  For the year ended December 31, 2019, the Company recognized foreign currency losses of $6.5 million (2018: gains of $10.3 million, 2017: losses of $15.3 million) resulting from the net investment hedge within currency translation differences on investments in foreign subsidiaries in other comprehensive income.

12.  COMMON SHARE-BASED COMPENSATION

The company recognized total expenses of $207.5 million, $172.4 million and $175.3 million related to equity-settled common share-based payment transactions in 2019, 2018 and 2017, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for common share-based compensation arrangements was $50.2 million for 2019 (2018: $38.6 million; 2017: $48.9 million).

Common share awards are broadly classified into two categories: time-vested and performance-vested. Common share awards are measured at fair value at the date of grant and are expensed, based on the company's estimate of common shares that will eventually vest, on a straight-line or accelerated basis over the vesting period. The company's RSU grant-date fair value is measured by Invesco’s common stock price.

Time-vested awards vest ratably over a defined period of continued employee service. Performance-vested awards vest upon (i) the company's attainment of certain pre-established performance criteria, and (ii) a defined period of continued employee service. Time-vested and performance-vested equity awards are granted in the form of restricted stock awards (RSAs) or restricted stock units (RSUs). With respect to performance-vested awards granted in February 2017 and February 2018, vesting is tied to the achievement of specified levels of adjusted operating margin with vesting ranging from 0% and 150%.  With respect to the performance-vested awards granted in February 2019, vesting in tied to the achievement of specific levels of adjusted operating margin and relative total shareholder return with vesting ranging from 0% to 150%.

With respect to time-vested awards, dividends accrue directly to the employee holder of RSAs, and cash payments in lieu of dividends are made to employee holders of certain RSUs. With respect to performance-vested awards, dividends and cash payments in lieu of dividends are deferred and are paid at the same rate as on the underlying shares if and to the extent the award vests.

The 2016 Global Equity Incentive Plan (2016 GEIP) authorizes the issuance of up to 31.4 million shares under this plan. The company's common shareholders initially approved the 2016 GEIP in May 2016 and subsequently approved the 2016 GEIP, as amended, in May 2019. The 2011 Global Equity Incentive Plan and the 2008 Global Equity Incentive Plan are predecessor plans to the 2016 GEIP.  Although there are outstanding awards under the 2011 and 2008 plans, no further grants may be made under such plans. In May 2010, the board approved the 2010 Global Equity Incentive Plan (GEIPST). The GEIPST authorizes the issuance of up to 8.5 million shares. With respect to the GEIPST, awards are only granted as employment inducement awards in connection with a strategic transaction and, as a result, do not require shareholder approval under the rules of the New York Stock Exchange or otherwise.

Movements on employee common share awards priced in U.S. Dollars during the years ended December 31, are detailed below:

	2019			2018		2017
Millions of common shares, except fair values	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value ($)	Time-Vested	Performance-Vested	Time- Vested	Performance-Vested
Unvested at the beginning of year	12.5	0.9	31.46	12.0	0.9	12.1	0.8
Granted during the year(1)	15.5	0.6	19.66	5.7	0.4	5.3	0.3
Forfeited during the year	(0.5)	—	20.75	(0.3)	—	(0.4)	—
Vested and distributed during the year	(8.8)	(0.4)	22.82	(4.9)	(0.4)	(5.0)	(0.2)
Unvested at the end of the year	18.7	1.1	21.94	12.5	0.9	12.0	0.9

___________

(1)	With respect to the time-vested awards granted in 2019, includes 6.2 million restricted shares as employment inducement awards in connection with completed acquisitions.

The total fair value of common shares that vested during 2019 was $177.1 million (2018: $160.8 million; 2017: $168.7 million). The weighted average grant date fair value of the U.S. dollar share awards that were granted during 2019 was $19.66 (2018: $31.78; 2017: $32.23).

At December 31, 2019, there was $289.8 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.43 years.

Employee Common Stock Purchase Plan (ESPP)

The company operates a nonqualified, broad-based ESPP for all eligible employees. Employees may purchase common shares of our common stock generally in annual intervals at 85% of fair market value. Employee ESPP contributions may not exceed $6,000 per offering period. Upon the plan vesting date, the company either issues new common shares or can utilize common shares held in treasury (see Note 10, "Share Capital") to satisfy the exercise. For the year ended December 31, 2019, the company recognized $1.0 million in compensation expense related to the employee stock purchase plan (December 31, 2018: $1.0 million, December 31, 2017: $0.9 million).

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

The total amounts charged to the Consolidated Statements of Income for the year ended December 31, 2019, of $73.5 million (December 31, 2018: $69.3 million, December 31, 2017: $73.1 million) represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of December 31, 2019, accrued contributions of $31.3 million (December 31, 2018: $26.7 million) for the current year will be paid to the plans.

Defined Benefit Plans

The company maintains legacy defined benefit pension plans for qualifying employees of its subsidiaries in the UK, Ireland, Germany and Taiwan. All defined benefit plans are closed to new participants.

The most recent actuarial valuations of plan assets and the present value of the defined benefit obligation were valued as of December 31, 2019. The benefit obligation, related current service cost and prior service cost were measured using the projected unit credit method.

Benefit Obligations and Funded Status

The amounts included in the Consolidated Balance Sheets arising from the company's obligations and plan assets in respect of its defined benefit retirement plans are as follows:

	Retirement Plans
$ in millions	2019	2018
Benefit obligation	(551.7)	(475.6)
Fair value of plan assets	524.5	430.2
Funded status	(27.2)	(45.4)
Amounts recognized in the Consolidated Balance Sheets:
Other assets	2.5	3.3
Accrued compensation and benefits	(29.7)	(48.7)
Funded status	(27.2)	(45.4)

Changes in the benefit obligations were as follows:

	Retirement Plans
$ in millions	2019	2018
January 1	475.6	548.6
Service cost	1.1	3.8
Interest cost	13.4	12.6
Actuarial (gains)/losses	64.0	(34.1)
Exchange difference	16.4	(32.0)
Benefits paid	(18.6)	(8.5)
Curtailment	0.4	—
Settlement	(0.6)	(14.8)
December 31	551.7	475.6

Key assumptions used in plan valuations are detailed below. Appropriate local mortality tables are also used. The weighted average assumptions used to determine defined benefit obligations at December 31, 2019, and 2018 are as follows:

	Retirement Plans
	2019	2018
Discount rate	1.93%	2.82%
Expected rate of salary increases	2.95%	3.24%
Future pension trend rate increases	2.74%	3.04%

Changes in the fair value of plan assets in the current period were as follows:

	Retirement Plans
$ in millions	2019	2018
January 1	430.2	486.9
Actual return on plan assets	73.7	(26.3)
Foreign currency changes	16.0	(28.2)
Contributions from the company	24.0	21.2
Benefits paid	(18.6)	(8.5)
Settlement and other	(0.8)	(14.9)
December 31	524.5	430.2

The components of the amount recognized in accumulated other comprehensive income at December 31, 2019, and 2018 are as follows:

	Retirement Plans
$ in millions	2019	2018
Prior service cost/(credit)	6.1	6.1
Net actuarial loss/(gain)	145.4	136.3
Total	151.5	142.4

The amounts in accumulated other comprehensive income expected to be amortized into the Consolidated Income Statement during the year ending December 31, 2020 are as follows:

$ in millions	Retirement Plans
Prior service cost/(credit)	0.2
Net actuarial loss/(gain)	3.0
Total	3.2

The total accumulated and projected benefit obligation and fair value of plan assets for plans with accumulated and projected benefit obligations in excess of plan assets are as follows:

	Retirement Plans
$ in millions	2019	2018
Plans with accumulated and projected benefit obligation in excess of plan assets:
Accumulated and projected benefit obligation	540.1	467.3
Fair value of plan assets	512.8	418.6

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Retirement Plans
$ in millions	2019	2018	2017
Service cost	1.1	3.8	2.3
Interest cost	13.4	12.6	14.1
Expected return on plan assets	(22.1)	(22.0)	(22.6)
Amortization of prior service cost/(credit)	0.3	0.2	0.2
Amortization of net actuarial (gain)/loss	2.9	2.1	3.0
Settlement	(0.2)	3.1	7.3
Curtailment (gain)/loss	0.4	—	—
Net periodic benefit cost/(credit)	(4.2)	(0.2)	4.3

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2019, 2018, and 2017 are:

	Retirement Plans
	2019	2018	2017
Discount rate	2.82%	2.47%	2.64%
Expected return on plan assets	5.00%	4.73%	5.01%
Expected rate of salary increases	3.24%	3.26%	3.26%
Future pension rate increases	3.04%	2.97%	2.98%

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

Plan Assets

The analysis of the plan assets as of December 31, 2019 was as follows:

$ in millions	Retirement Plans	% of Plan Assets
Cash and cash equivalents	27.3	5.2%
Fund investments	207.3	39.5%
Equity securities	181.4	34.6%
Government debt securities	22.5	4.3%
Guaranteed investments contracts	13.2	2.5%
Other assets	72.8	13.9%
Total	524.5	100.0%

The analysis of the plan assets as of December 31, 2018 was as follows:

$ in millions	Retirement Plans	% of Plan Assets
Cash and cash equivalents	20.4	4.7%
Fund investments	169.5	39.4%
Equity securities	136.9	31.8%
Government debt securities	20.3	4.7%
Guaranteed investments contracts	11.9	2.8%
Other assets	71.2	16.6%
Total	430.2	100.0%

Plan assets are not held in company stock. The investment policies and strategies for plan assets held by defined benefit plans include:

•	Funding - to have sufficient assets available to pay members benefits;

•	Security - to maintain the minimum Funding Requirement;

•	Stability - to have due regard to the employer's ability in meeting contribution payments given their size and incidence.

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

Fund investments
These plan assets are primarily invested in affiliated funds and are classified within level 1 of the valuation hierarchy. They are valued at the net asset value of common shares held by the plan at year end.

Equity securities, corporate debt securities and other investments
These plan assets are classified within level 1 of the valuation hierarchy and are valued at the closing price reported on the active market on which the individual securities are traded.

Government debt securities
Government debt securities that have a readily available market price are classified within level 1 of the valuation hierarchy. These securities are valued at the closing price reported on the active market on which the individual securities are traded. Government debt securities that include index-linked bonds are classified within level 2 of the valuation hierarchy. Prices for these bonds are calculated using the relevant index ratio. There were no government debt securities without a readily available market price at December 31, 2019 (December 31, 2018: $6.6 million).

Guaranteed investment contracts
These plan assets are classified within level 3 of the valuation hierarchy and are valued through use of unobservable inputs by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer. Guaranteed investment contracts balance at December 31, 2019 is $13.2 million (December 31, 2018: $11.9 million).

Cash Flows

The estimated amounts of contributions expected to be paid to the plans during 2020 are $24.9 million for retirement plans. There are no future annual benefits of plan participants covered by insurance contracts issued by the employer or related parties.

The benefits expected to be paid in each of the next five fiscal years and in the five fiscal years thereafter are as follows:

$ in millions	Retirement Plans
Expected benefit payments:
2020	8.3
2021	8.6
2022	8.9
2023	9.2
2024	9.5
Thereafter in the succeeding five years	52.7

14.  OPERATING LEASES

The company leases office space in almost all its locations of business, data centers and certain equipment under non-cancelable operating leases. The operating leases have a weighted-average remaining lease term of 6.40 years and generally include one or more options to renew, with renewal terms that can extend the lease term from 1 to 10 years. Certain lease arrangements include an option to terminate the lease if a notification is provided to the landlord within 1-9 years prior to the end of the lease term. The company has sole discretion in exercising lease renewal and termination options. The lease terms used in the company’s lease measurements do not include renewal options as they are not reasonably certain to be exercised as of the date of this report.
The company elected to combine lease and non-lease components in calculating the lease liability and right-of-use asset for operating leases.
Variable lease payments are determined based on the terms and conditions outlined in the lease contracts and are primarily determined in relation to the extent of the company’s usage of the right-of use-asset or the nature and extent of services received from the lessor. Variable lease costs consists primarily of common area maintenance and other operating expenses as negotiated with the lessor.
As of December 31, 2019, the right-of-use asset of $325.0 million was included within Other assets, and the lease liability of $364.8 million was included within Accounts payable and accrued expenses, on the Consolidated Balance Sheet.
The components of lease expense for the year ended December 31, 2019 were as follows:

$ in millions	Year ended December 31, 2019
Operating lease cost	70.0
Variable lease cost	26.8
Less: sublease income	(0.6)
Total lease expense	96.2
Supplemental cash flow information related to leases for the year ended December 31, 2019 was as follows:

$ in millions	Year ended December 31, 2019
Operating cash flows from operating leases included in the measurement of lease liabilities	72.8
Right-of-use assets obtained in exchange for new operating lease liabilities	167.7

In determining the discount rate, the company considered the interest rate yield for specific interest rate environments and the company’s credit spread at the inception of the lease.
The weighted-average discount rate for the operating lease liability for the year ended December 31, 2019 was 3.50%.
As of December 31, 2019, the maturities of the company’s lease liabilities (primarily related to real estate leases) were as follows:

$ in millions
Year Ending December 31,	Lease Liabilities
2020	77.6
2021	71.9
2022	63.3
2023	54.9
2024	40.7
Thereafter	99.3
Total lease payments	407.7
Less: interest	(42.9)
Present value of lease liabilities	364.8

Under the legacy leasing standard (ASC 840), minimum future commitments by year under non-cancelable operating leases as of December 31, 2018, were as follows:

$ in millions	Total	Buildings	Other
2019	61.6	59.4	2.2
2020	56.3	54.2	2.1
2021	49.3	48.3	1.0
2022	42.8	42.6	0.2
2023	36.7	36.7	—
Thereafter	53.5	53.5	—
Gross lease commitments	300.2	294.7	5.5
Less: future minimum payments expected to be received under non-cancelable subleases	(2.5)	(2.5)	—
Net lease commitments	297.7	292.2	5.5

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
The company recognized $72.3 million, $53.2 million, and $54.3 million in operating lease expenses in the Consolidated Statements of Income in 2019, 2018 and 2017, respectively. These expenses are net of $0.6 million, $0.4 million and $1.0 million of sublease income in 2019, 2018 and 2017, respectively.

15.  OTHER GAINS AND LOSSES, NET

The components of other gains and losses, net, are as follows:

$ in millions	2019	2018	2017
Other gains:
Gain on sale of investments	1.5	6.9	11.3
Gain on equity investments and total return swap, net	82.5	—	40.4
Foreign exchange hedge gain	—	0.1	—
Gain on contingent consideration liability	—	0.9	7.6
Net foreign exchange gains	—	—	16.2
Other realized gains	—	—	0.2
Non-service pensions gains	5.2	4.4	—
Total other gains	89.2	12.3	75.7
Other losses:
Other-than-temporary impairment of available-for-sale investments	(2.0)	(3.9)	(3.2)
Loss on equity investments and total return swap, net	—	(46.5)	—
Loss on contingent consideration liability	(7.8)	—	—
Net foreign exchange losses	(8.9)	(1.9)	—
Foreign exchange hedge loss	(4.8)	—	(21.0)
Non-service pension costs	—	—	(2.0)
Total other losses	(23.5)	(52.3)	(26.2)
Other gains and losses, net	65.7	(40.0)	49.5

16.  TAXATION

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

The company's income tax (expense)/benefit for income taxes is summarized as follows:

$ in millions	2019	2018	2017
Current:
Federal	(102.0)	(38.8)	(147.5)
State	(17.0)	(20.5)	(30.2)
Foreign	(94.0)	(158.2)	(142.2)
	(213.0)	(217.5)	(319.9)
Deferred:
Federal	(16.6)	(35.5)	63.0
State	(4.3)	(10.0)	(11.2)
Foreign	(1.2)	8.0	(0.1)
	(22.1)	(37.5)	51.7
Total income tax (expense)/benefit	(235.1)	(255.0)	(268.2)

The net deferred tax recognized in the Consolidated Balance Sheets at December 31, 2019 and 2018, respectively, includes the following:

$ in millions	2019	2018
Deferred tax assets:
Deferred compensation arrangements	139.0	62.0
Lease obligations	65.9	4.8
Tax loss carryforwards	86.9	93.0
Postretirement medical, pension and other benefits	12.5	18.9
Investment basis differences	32.7	34.0
Accrued bonus	28.1	14.4
Other	29.6	15.1
Total deferred tax assets	394.7	242.2
Valuation allowance	(88.4)	(94.1)
Deferred tax assets, net of valuation allowance	306.3	148.1
Deferred tax (liabilities):
Deferred sales commissions	(7.3)	(7.7)
Goodwill and intangibles	(1,710.4)	(417.5)
Leased assets	(62.5)	—
Fixed assets	(40.0)	(34.9)
Other	(13.3)	(10.8)
Total deferred tax (liabilities)	(1,833.5)	(470.9)
Net deferred tax assets/(liabilities)	(1,527.2)	(322.8)

As discussed in Note 1, the company implemented Topic 842 which requires the company to recognize lease obligations and leased assets and a corresponding deferred tax asset and liability.

Deferred income tax assets and liabilities that relate to the same tax jurisdiction are recorded net on the consolidated balance sheet. The deferred tax asset is included in other assets and the deferred tax liability is separately presented on the consolidated balance sheet.

At December 31, 2019 the company had tax loss carryforwards accumulated in certain taxing jurisdictions in the aggregate of $391.1 million (2018: $402.4 million), approximately $23.9 million of which will expire over several years starting in 2023, with the remaining $367.2 million having an indefinite life. The decrease in tax loss carryforwards from 2018 to 2019 of $11.3 million results from loss expiration and utilization of $34.2 million, offset with $18.5 million of additional losses not recognized with the remainder of the movement mainly due to the impact of foreign exchange translation on non-U.S. dollar denominated gains, the acquisition of OppenheimerFunds and other adjustments. A valuation allowance has been recorded against the deferred tax assets related to these losses where a history of losses in the respective tax jurisdiction makes it unlikely that the deferred tax asset will be realized.

A reconciliation between the statutory rate and the effective tax rate on income from operations for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Statutory Rate	21.0%	21.0%	35.0%
Foreign jurisdiction statutory income tax rates	(1.2)%	0.2%	(9.6)%
State taxes, net of federal tax effect	2.3%	2.8%	2.2%
Non-deductible transaction expenses	0.9%	—%	—%
U.S. Tax Reform Impact	—%	(1.3)%	(9.3)%
Change in valuation allowance for unrecognized tax losses	0.5%	0.4%	0.4%
Common Share-Based Compensation	0.9%	(0.2)%	(0.3)%
Other	0.9%	(0.5)%	1.2%
(Gains)/losses attributable to noncontrolling interests	(1.1)%	—%	(0.8)%
Effective tax rate per Consolidated Statements of Income	24.2%	22.4%	18.8%

The company's subsidiaries operate in several taxing jurisdictions around the world, each with its own statutory income tax rate. As a result, the blended average statutory tax rate will vary from year to year depending on the mix of the profits and losses of the company's subsidiaries. The majority of our profits are earned in the U.S. and the UK.

The enacted UK statutory tax rate, for U.S. GAAP purposes, was 19% as of December 31, 2019. As of December 31, 2019, the U.S. federal statutory tax rate was 21%.

The division of income/(losses) before taxes between U.S. and foreign for the years ended December 31, 2019, 2018 and 2017 is as follows:

$ in millions (except percentages)	2019	2018	2017
U.S.	486.9	472.9	638.4
CIP - U.S.	24.2	18.9	0.1
Total U.S. income before income taxes	511.1	491.8	638.5
Foreign	438.1	656.1	754.8
CIP - Foreign	23.7	(9.8)	35.9
Total Foreign income before income taxes	461.8	646.3	790.7
Income before income taxes	972.9	1,138.1	1,429.2

As a multinational corporation, the company operates in various locations around the world and we generate substantially all of our earnings from our subsidiaries. Under ASC 740-30 deferred tax liabilities are recognized for taxes that would be payable on the unremitted earnings of the company's subsidiaries, direct investments in CIP and joint ventures, except where it is our intention to continue to indefinitely reinvest the undistributed earnings. Our Canadian and U.S. subsidiaries continue to be directly owned by Invesco Holding Company Limited, a UK company, which is directly owned by Invesco Ltd. Our Canadian unremitted earnings, for which we are indefinitely reinvested, are estimated to be $1,017.0 million at December 31, 2019, compared with $935.0 million at December 31, 2018. If distributed as a dividend, Canadian withholding tax of 5.0% would be due. Dividends from our investment in the U.S. should not give rise to additional tax as we are not subject to withholding tax between the U.S. and UK. Deferred tax liabilities in the amount of $1.6 million (2018: $0.1 million) for withholding tax on unremitted earnings from our China JV and Taiwan subsidiary have been recognized. These subsidiaries have regularly remitted earnings and we expect to continue to remit earnings in the foreseeable future. The UK dividend exemption should apply to the remainder of our UK subsidiary investments. There is no additional tax on dividends from the UK to Bermuda.

The company and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in numerous foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the company has unrecognized tax benefits, is finally resolved. To the extent that the company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other change in circumstances, such liabilities, as well as the related interest and penalty, would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. At December 31, 2018, the company had approximately $20.0 million (December 31, 2017: $19.6 million) of gross unrecognized income tax benefits (UTBs), of which $16.4 million (December 31, 2017: $16.5 million) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. A reconciliation of the change in the UTB balance from January 1, 2017, to December 31, 2019, is as follows:

$ in millions	Gross Unrecognized Income Tax Benefits
Balance at January 1, 2017	10.5
Additions for tax positions related to the current year	0.9
Additions for tax positions related to prior years	11.5
Other reductions for tax positions related to prior years	(0.2)
Reductions for statute closings	(3.1)
Balance at December 31, 2017	19.6
Additions for tax positions related to the current year	1.0
Additions for tax positions related to prior years	0.1
Other reductions for tax positions related to prior years	(0.2)
Reductions for statute closings	(0.5)
Balance at December 31, 2018	20.0
Additions for tax positions related to the current year	1.4
Additions for tax positions related to prior years	1.2
Additions for tax positions related to acquisitions	54.1
Other reductions for tax positions related to prior years	(4.0)
Reductions for statute closings	(2.8)
Balance at December 31, 2019	69.9

The company recognizes accrued interest and penalties, as appropriate, related to unrecognized tax benefits as a component of the income tax provision. At December 31, 2019, the total amount of gross unrecognized tax benefits was $69.9 million. 2019 movement is mainly due to $54.1 million of OppenheimerFunds’ historical uncertain tax positions being recorded to the opening balance sheet at May 24, 2019 as a result of the OppenheimerFunds acquisition and $6.8 million reduction related to the favorable state audit settlement and the expiration of statute of limitation on one of OppenheimerFunds’ tax positions during the year. The OppenheimerFunds historical unrecognized tax benefits relate to state tax positions from years prior to the acquisition date for which the company is fully indemnified.

Of this total, $54.2 million (net of tax benefits in other jurisdictions and the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Consolidated Balance Sheet includes accrued interest and penalties of $11.7 million at December 31, 2019, reflecting $8.5 million for accrued interest and penalties in 2019 (year ended December 31, 2018: $3.2 million of accrued interest and penalties, $0.3 million for accrued interest and penalties in 2018; year ended December 31, 2017: $2.9 million accrued interest and penalties, $1.2 million for accrued interests and penalties in 2017). As a result of potential legislative changes, settlements with taxing authorities and the expiration of statutes of limitations for certain jurisdictions, it is reasonably possible that the company's gross unrecognized tax benefits balance may change within the next twelve months by a range of $8.0 million to $17.0 million.

The company and its subsidiaries are periodically examined by various taxing authorities. With few exceptions, the company is no longer subject to income tax examinations by the primary tax authorities for years prior to 2012. Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. As of December 31, 2019, management had identified no other potential subsequent events that could have a significant impact on the unrecognized tax benefits balance.

17.  EARNINGS PER COMMON SHARE

The calculation of earnings per common share is as follows:

	Years ended December 31,
In millions, except per share data	2019	2018	2017
Net income attributable to Invesco Ltd.	$564.7	$882.8	$1,127.3

Invesco Ltd:
Weighted average common shares outstanding - basic	437.8	412.4	409.4
Dilutive effect of non-participating common share-based awards	2.7	0.1	0.5
Weighted average common shares outstanding - diluted	440.5	412.5	409.9

Earnings per common share:
-basic	$1.29	$2.14	$2.75
-diluted	$1.28	$2.14	$2.75

See Note 12, “Common Share-Based Compensation,” for a summary of common share awards outstanding under the company's common share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per common share.

There were 0.7 million common shares of performance-vested awards excluded from the computation of diluted earnings per common share during the year ended December 31, 2019 due to their inclusion being anti-dilutive (years ended December 31, 2018: $0.5 million; December 31, 2017: none). There were no common shares of time-vested awards excluded from the computation of diluted earnings per common share during the year ended December 31, 2019 (years ended December 31, 2018: none; December 31, 2017: none). There were no contingently issuable common shares excluded from the diluted earnings per common share computation during the year ended December 31, 2019 (December 31, 2018: none; December 31, 2017: 0.1 million), because the necessary performance conditions for the common shares to be issuable had not yet been satisfied at the end of the respective period.

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

$ in millions	Americas	UK	EMEA Ex UK	Asia	Total
For the year ended December 31, 2019
Revenue from external customers	4,314.3	720.9	902.2	180.0	6,117.4
Inter-company revenue	(24.1)	98.8	(203.9)	129.2	—
Total operating revenues (1)	4,290.2	819.7	698.3	309.2	6,117.4
Long-lived assets	416.0	138.5	8.2	20.8	583.5

For the year ended December 31, 2018
Revenue from external customers	3,261.7	835.0	1,085.0	132.4	5,314.1
Inter-company revenue	(16.7)	142.2	(269.1)	143.6	—
Total operating revenues (1)	3,245.0	977.2	815.9	276.0	5,314.1
Long-lived assets	319.4	122.8	8.1	18.4	468.7

For the year ended December 31, 2017
Revenue from external customers	3,086.9	955.8	999.6	118.0	5,160.3
Inter-company revenue	(22.5)	122.8	(243.0)	142.7	—
Total operating revenues (1)	3,064.4	1,078.6	756.6	260.7	5,160.3
Long-lived assets	341.1	118.3	10.0	21.3	490.7

(1) Operating revenues reflect the geographical regions from which services are provided.

The opening and closing balance of deferred carried interest liabilities for the year ended December 31, 2019 was $61.3 million and $45.8 million, respectively. During the year ended December 31, 2019, $6.8 million performance fee revenue was recognized that had been included in the deferred carried interest liability balance at the beginning of the period.

19.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has committed to co-invest in certain investment products which may be called in future periods. At December 31, 2019, the company's undrawn capital and purchase commitments were $357.0 million (December 31, 2018: $391.6 million).

On October 18, 2018, the company announced plans to buy back $1.2 billion of the company's common shares within the next two years. In connection with this effort, the company entered into several forward contracts to purchase its common shares. See Note 10, “Share Capital” for details of these forward contracts and the related liability outstanding at December 31, 2019.

The Parent and various company subsidiaries have entered into agreements with financial institutions to guarantee certain obligations of other company subsidiaries. The company would be required to perform under these guarantees in the event of certain defaults. The company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Pursuant to an agreement entered into at the consummation of the acquisition of OppenheimerFunds, MassMutual, as the holder of seed capital investments in certain funds and accounts included in the acquisition, has the right to redeem its seed capital investments in accordance with an agreed upon schedule.  In the event MassMutual exercises its redemption rights and the applicable fund or account is unable to meet such redemption (for example, due to illiquid investments or the need to maintain a level of investment in the fund), the company would be required to fund such redemption to MassMutual and seek reimbursement from the applicable fund or account at a later time when the fund or account is able to fulfill a redemption request. At December 31, 2019, the total amount of seed capital subject to this agreement is approximately $625 million. Since December 31, 2019, MassMutual exercised its redemption rights and redeemed a portion of the seed capital per the agreed upon schedule. As of the date of this report, the company was not required to fund these redemptions nor does the company anticipate having to fund any of the seed capital subject to this agreement.

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
In assessing the impact that a legal or regulatory matter will have on the company, management evaluates the need for an accrual on a case-by-case basis. If the likelihood of a loss is deemed probable and is reasonably estimable, the estimated loss is accrued. If the likelihood of a loss is assessed as less than probable, or an amount or range of loss cannot be reasonably estimated, a loss is not accrued. In management’s opinion, adequate accrual has been made as of December 31, 2019 to provide for any losses that may arise from matters for which the company has assessed the likelihood as probable and could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, except as set forth in the "OppenheimerFunds acquisition-related matter" below it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.

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
OppenheimerFunds acquisition-related matter
As part of the integration activities for the OppenheimerFunds business, the company has identified a matter that involves a reasonably possible loss contingency related to the acquired business. The company estimates that a majority of these reasonably possible losses relate to periods prior to the acquisition. There are significant uncertainties as of the date of this report regarding the nature, scope and amount of the reasonably possible loss. In the event of an actual loss relating to this matter, the company may be entitled to seek reimbursement for certain of such losses under applicable insurance policies (subject to the terms of such policies, including,without limitation, applicable deductibles and policy limits). The company also, in such circumstances, may be entitled to seek indemnification for certain of such losses from MassMutual under the OppenheimerFunds acquisition agreement (subject to the terms of such indemnification, including, without limitation, the specified deductible and limit).
As of the date of this report, the company has concluded that it is reasonably possible that the company may incur at least some losses regarding this matter. Because the company does not believe the likelihood of a loss is probable, no accrual has been made for this matter as of December 31, 2019. Based on information that is known and readily available, the company estimates that (prior to application of any available insurance or indemnification) losses could be up to $400 million. However, certain information is not readily available, which could lead to changes to this estimate. If there are any losses incurred related to this matter, the company believes that the majority would be recorded as an adjustment to goodwill on the consolidated balance sheet with the remainder, if any, recorded as transaction, integration and restructuring expense in the consolidated income statement.

Canada Revenue Agency matter
In a separate matter, a Canadian subsidiary of the company had previously received assessments related to prior taxation periods up to and including the year ended December 31, 2013 for goods and services tax that the Canada Revenue Agency (CRA) believes should be levied on certain fees payable. The assessments, including applicable interest, are approximately $8.0 million. The company has secured a letter of credit in the same amount, which has been posted with the CRA as security for payment. The company objected to and appealed the assessments and in May 2017 the Tax Court of Canada ruled in favor of the CRA. The company filed an appeal with the Federal Court of Appeal in June 2017, a hearing was held before the court of appeal on November 29, 2018 and a judgment in favor of the Company was issued August 9, 2019. The CRA did not further appeal the judgment and therefore, the matter is closed.

20.  CONSOLIDATED INVESTMENT PRODUCTS

The following table presents the balances related to CIP that are included on the Consolidated Balance Sheets as well as Invesco's net interest in the CIP for each period presented.

	As of
$ in millions	December 31, 2019	December 31, 2018
Cash and cash equivalents of CIP	652.2	657.7
Accounts receivable and other assets of CIP	172.9	110.8
Investments of CIP	7,808.0	6,213.5
Less: Debt of CIP	(6,234.6)	(5,226.0)
Less: Other liabilities of CIP	(949.6)	(387.6)
Less: Retained earnings	9.5	7.9
Less: Accumulated other comprehensive income, net of tax	(9.4)	(7.8)
Less: Equity attributable to redeemable noncontrolling interests	(383.5)	(396.2)
Less: Equity attributable to nonredeemable noncontrolling interests	(454.9)	(356.5)
Invesco's net interests in CIP	610.6	615.8

The following table reflects the impact of consolidation of investment products into the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017.

Summary of Income Statement Impact of CIP

	Years ended December 31,
$ in millions	2019	2018	2017
Total operating revenues	(33.5)	(28.6)	(32.4)
Total operating expenses	28.1	16.2	10.5
Operating income	(61.6)	(44.8)	(42.9)
Equity in earnings of unconsolidated affiliates	5.1	(10.2)	(20.0)
Interest and dividend income	(4.6)	—	—
Other gains and losses, net	(40.8)	34.5	(38.4)
Interest and dividend income of CIP	345.4	275.4	211.6
Interest expense of CIP	(228.5)	(190.7)	(155.3)
Other gains/(losses) of CIP, net	32.9	(55.1)	81.0
Income before income taxes	47.9	9.1	36.0
Income tax provision	—	—	—
Net income	47.9	9.1	36.0
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(49.5)	(0.3)	(33.7)
Net income attributable to Invesco Ltd.	(1.6)	8.8	2.3

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

Non-consolidated VIEs

At December 31, 2019, the company's carrying value and maximum risk of loss with respect to VIEs in which the company is not the primary beneficiary was $188.0 million (December 31, 2018: $181.8 million).

Balance Sheet information - newly consolidated VIEs/VOEs

During the year ended December 31, 2019, the company invested in and consolidated four new VIEs and five new VOEs (December 31, 2018: the company invested in and consolidated twenty-five new VIEs and eight new VOEs). The tables below illustrate the summary balance sheet amounts related to these products before consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Consolidated Financial Statements.

	For the year ended December 31, 2019		For the year ended December 31, 2018
$ in millions	VIEs	VOEs	VIEs	VOEs
Cash and cash equivalents of CIP	9.8	0.2	400.7	—
Accounts receivable and other assets of CIP	3.1	0.3	6.6	1.9
Investments of CIP	508.7	25.5	914.8	172.6
Total assets	521.6	26.0	1,322.1	174.5

Debt of CIP	188.8	—	1,017.1	—
Other liabilities of CIP	332.8	—	38.5	—
Total liabilities	521.6	—	1,055.6	—
Total equity	—	26.0	266.5	174.5
Total liabilities and equity	521.6	26.0	1,322.1	174.5

During the year ended December 31, 2019, the company determined it was no longer the primary beneficiary of six VIEs and eleven VOE. During the year ended December 31, 2018, the company determined that it was no longer the primary beneficiary of six VIEs and one VOE. The amounts deconsolidated from the Consolidated Balance Sheets are illustrated in the table below. There was no net impact to the Consolidated Statements of Income for the years ended December 31, 2019 and December 31, 2018 from the deconsolidation of these investment products.

	For the year ended December 31, 2019		For the year ended December 31, 2018
$ in millions	VIEs	VOEs	VIEs	VOEs
Cash and cash equivalents of CIP	7.6	—	104.8	—
Accounts receivable and other assets of CIP	22.3	0.6	26.3	0.1
Investments of CIP	626.1	94.3	917.4	5.9
Total assets	656.0	94.9	1,048.5	6.0
		—
Debt of CIP	526.2	—	938.4	—
Other liabilities of CIP	22.2	—	8.9	—
Total liabilities	548.4	—	947.3	—
Total equity	107.6	94.9	101.2	6.0
Total liabilities and equity	656.0	94.9	1,048.5	6.0

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of December 31, 2019 and December 31, 2018:

	As of December 31, 2019
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	6,504.4	—	6,504.4	—	—
Bonds	705.9	0.5	705.4	—	—
Equity securities	275.9	204.4	71.5	—	—
Equity and fixed income mutual funds	29.8	20.3	9.5	—	—
Investments in other private equity funds	213.4	—	—	—	213.4
Real estate investments	78.6	—	—	78.6	—
Total assets at fair value	7,808.0	225.2	7,290.8	78.6	213.4

	As of December 31, 2018
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a Practical expedient
Assets:
Bank loans	5,117.0	—	5,117.0	—	—
Bonds	636.0	—	636.0	—	—
Equity securities	241.2	208.1	33.1	—	—
Equity and fixed income mutual funds	18.8	18.8	—	—	—
Investments in other private equity funds	188.7	—	—	—	188.7
Real estate investments	11.8	—	—	11.8	—
Total assets at fair value	6,213.5	226.9	5,786.1	11.8	188.7

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	Year ended December 31, 2019	Year ended December 31, 2018
$ in millions	Level 3 Assets	Level 3 Assets
Beginning balance	11.8	76.2
Purchases	58.9	13.0
Sales	—	(84.8)
Gains and losses included in the Consolidated Statements of Income(1)	7.9	7.4
Ending balance	78.6	11.8
____________

(1)
Included in gains/(losses) of CIP, net in the Consolidated Statement of Income for the year ended December 31, 2019 are $7.9 million in net unrealized gains attributable to investments still held at December 31, 2019 by CIP (year ended December 31, 2018: $1.1 million net unrealized losses attributable to investments still held at December 31, 2018).

The impact of any gains or losses resulting from valuation changes in the investments of non-CLO CIP attributable to the interests of third parties are offset by resulting changes in gains and losses attributable to noncontrolling interests in consolidated entities and therefore do not have a material effect on the financial condition, operating results (including earnings per common share), liquidity or capital resources of the company's common shareholders. Similarly, any gains or losses resulting from valuation changes in the investments of CLOs attributable to the interests of third parties are offset by the calculated value of the notes issued by the CLOs (offsetting in other gains/(losses) of CIP) and therefore also do not have a material effect on the financial condition, operating results (including earnings per common share), liquidity or capital resources of the company's common shareholders.

Value of consolidated CLOs
The company elected the fair value option for collateral assets held and notes issued by its consolidated CLOs to eliminate the measurement and recognition inconsistency that would otherwise arise from measuring assets and liabilities and recognizing the related gains and losses on different accounting bases. By electing the fair value option, the notes issued by the CLOs are measured based on the fair value of the assets of the CLOs.
The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments at December 31, 2019 of $6,464.3 million (December 31, 2018: $5,074.1 million), which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, transportation, real estate, packaging, and finance industries. Bank loan investments mature at various dates between 2019 and 2030, pay interest at Libor plus a spread of up to 11.75%, and typically range in S&P credit rating categories from BBB down to unrated. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At December 31, 2019, the unpaid principal balance exceeds the fair value of the senior secured bank loans and bonds by approximately $181.2 million (December 31, 2018: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $134.3 million). Approximately 0.08% of the collateral assets are in default as of December 31, 2019 (December 31, 2018: approximately 0.15% of the collateral assets were in default). CLO investments are valued based on price quotations provided by third party pricing sources. These third party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source price challenge process.

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
Notes issued by consolidated CLOs mature at various dates between 2026 and 2032 and have a weighted average maturity of 10.9 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on Libor plus a pre-defined spread, which varies from 0.55% for the more senior tranches to 8.07% for the more subordinated tranches. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt.

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

Quantitative Information about Level 3 Fair Value Measurements

At December 31, 2019, there were $78.6 million of investments held by consolidated real estate funds that were valued using recent private market transactions.

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

The table below summarizes as of December 31, 2019 and December 31, 2018, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	December 31, 2019			December 31, 2018
in millions, except term data	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity funds (1)	$213.4	$78.3	6.7 years	$188.7	$101.9	6.1 years
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

	Years ended December 31,
$ in millions	2019	2018	2017
Affiliated operating revenues:
Investment management fees	4,039.7	3,591.7	3,624.7
Service and distribution fees	1,219.1	945.8	851.2
Performance fees	58.0	17.5	73.8
Other	219.5	192.4	59.1
Total affiliated operating revenues	5,536.3	4,747.4	4,608.8

	As of December 31,
$ in millions	2019	2018
Affiliated asset balances:
Cash and cash equivalents	620.9	367.6
Unsettled fund receivables	113.6	105.0
Accounts receivable	599.8	391.4
Investments	633.5	655.7
Assets held for policyholders	10,835.3	11,384.5
Other assets	24.5	3.2
Total affiliated asset balances	12,827.6	12,907.4

Affiliated liability balances:
Accrued compensation and benefits	65.7	83.2
Accounts payable and accrued expenses	53.8	64.8
Unsettled fund payables	116.6	100.3
Total affiliated liability balances	236.1	248.3

22. SUBSEQUENT EVENTS

On January 29, 2020, the company declared a fourth quarter 2019 dividend of $0.31 per common share, payable on March 2, 2020, to common shareholders of record at the close of business on February 13, 2020 with an ex-dividend date of February 12, 2020.

On January 29, 2020, the company declared a preferred dividend of $14.75 per preferred share to the holders of preferred shares, representing the period from December 1, 2019 through February 29, 2020. The preferred dividend is payable on March 2, 2020, to preferred shareholders of record at the close of business on February 14, 2020.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding the required disclosure.
Management's report on internal control over financial reporting is located in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our independent registered public accounting firm PricewaterhouseCoopers LLP, have issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2019.
Changes in Internal Control over Financial Reporting
On May 24, 2019, the company acquired MassMutual’s asset management affiliate, OppenheimerFunds. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the company's internal control over financial reporting related to certain OppenheimerFunds revenue processes due to the ongoing transition of middle- and back-office transaction processing systems. Accordingly, a portion of the acquired revenue was excluded from evaluation, which represented approximately 17% of the company's total revenue for the year ended December 31, 2019. The company will complete integration of OppenheimerFunds into its internal control over financial reporting during 2020.

Other than the integration of certain revenue processes of the acquired OppenheimerFunds business described above, there were no changes in the company’s internal control over financial reporting during the fourth quarter of 2019 which were identified in connection with management’s evaluation required by the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Invesco filed the certification of its Chief Executive Officer with the New York Stock Exchange (NYSE) in 2019 as required pursuant to Section 303A of the NYSE Listed Company Manual. In addition, Invesco filed the Sarbanes-Oxley Act Section 302 certifications of its Chief Executive Officer and Chief Financial Officer with the Securities and Exchange Commission, which certifications are attached hereto as Exhibit 31.1 and Exhibit 31.2, respectively.

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2019, under the captions “Information About Director Nominees,” “Information About the Executive Officers of the Company,” “Corporate Governance,” “Information About the Board and its Committees,” and possibly elsewhere therein. Such information is incorporated into this Item 10 by reference.

Item 11.  Executive Compensation

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2019, under the captions “Information About the Board and its Committees - Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and possibly elsewhere therein. Such information is incorporated into this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2019, under the captions “Executive Compensation,” “Security Ownership of Principal Shareholders,” “Security Ownership of Management,” and possibly elsewhere therein. Such information is incorporated into this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2019, under the captions “Corporate Governance,” “Certain Relationships and Related Transactions,” “Information about Director Nominees,” “Related Person Transaction Policy,” and possibly elsewhere therein. Such information is incorporated into this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2019, under the captions “Fees Paid to Independent Registered Public Accounting Firm,” “Pre-Approval Process and Policy,” and possibly elsewhere therein. Such information is incorporated into this Item 14 by reference.

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

Item 16. Form 10-K Summary

Not applicable

Exhibit Index

(Note: Exhibits 10.2 through 10.20 and 10.22 through 10.30 are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Report pursuant to Item 15(b) of this Report. References herein to “AMVESCAP,” or “AMVESCAP PLC” are to the predecessor registrant to Invesco Ltd.)

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

4.8	Form of 4.000% Senior Notes due 2024 (included in Exhibit 4.5)
4.9	Form of 5.375% Senior Notes due 2043 (included in Exhibit 4.6)
4.10	Form of 3.750% Senior Notes due 2026 (included in Exhibit 4.7)
4.11	Description of Invesco Ltd's Securities
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
10.4
First Amendment to the Invesco Ltd. 2016 Global Equity Incentive Plan, dated May 9, 2019, incorporated by reference to exhibit 4.3 to Invesco’s Form S-8, filed with the Securities and Exchange Commission on May 14, 2019

10.5
Invesco Ltd. 2010 Global Equity Incentive Plan (ST), as amended and restated on October 10, 2017, incorporated by reference to exhibit 4.2 to Invesco’s Form S-8, filed with the Securities and Exchange Commission on May 14, 2019

10.6
First Amendment to the Invesco Ltd. 2010 Global Equity Incentive Plan (ST), as amended and restated on October 10, 2017, dated May 9, 2019, incorporated by reference to exhibit 4.3 to Invesco’s Form S-8, filed with the Securities and Exchange Commission on May 14, 2019

10.7
Form of Restricted Stock Award Agreement - Time Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.16 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.8
Form of Restricted Stock Unit Award Agreement - Time Vesting - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.9
Form of Restricted Stock Award Agreement - Time Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2011 Global Equity Incentive Plan, incorporated by reference to exhibit 10.20 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015

10.10
Form of Restricted Stock Award Agreement - Time Vesting - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.11
Form of Restricted Stock Award Agreement - Time Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.18 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.12
Form of Restricted Stock Unit Award Agreement - Time Vesting - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.19 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.13
Form of Restricted Stock Unit Award Agreement -Performance Vesting - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.22 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.14
Form of Restricted Stock Unit Award Agreement -Performance Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.23 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.15
Form of Restricted Stock Unit Award Agreement -Performance Vesting (Feb 2019)- under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.2 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on April 25, 2019

10.16
Form of Restricted Stock Unit Award Agreement -Performance Vesting (Feb 2019) - with respect to Martin L. Flanagan - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on April 25, 2019

10.17
Form of Restricted Stock Unit Award Agreement - Time Vesting - for UCITS staff - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the Securities and Exchange Commission on April 26, 2018

10.18
Invesco Ltd. Deferred Incentive Plan, as amended and restated January 30, 2018, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the Securities and Exchange Commission on April 26, 2018

10.19
Form of Restricted Fund Unit Agreement - Upfront Awards - for UCITS staff (UK version) - under Invesco Ltd. Deferred Incentive Plan, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the Securities and Exchange Commission on April 26, 2018

10.20
Form of Award Agreement for Non-Executive Directors under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.25 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.21
Form of Aircraft Time Sharing Agreement incorporated by reference to exhibit 10.19 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 21, 2014

10.22
Invesco Ltd. Executive Incentive Bonus Plan, as amended and restated effective January 1, 2013, incorporated by reference to Appendix A to Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 1, 2013

10.23
Invesco Ltd. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009, incorporated by reference to exhibit 10.8 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.24
Deferred Fees Share Plan, as amended and restated effective December 10, 2008, incorporated by reference to exhibit 10.13 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.25
Second Amended and Restated Master Employment Agreement, dated April 1, 2011, between the company and Martin L. Flanagan, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on April 29, 2011

10.26
Global Partner Agreement, dated November 10, 2005, between AMVESCAP PLC and Loren M. Starr, incorporated by reference to exhibit 10.14 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.27
Global Partners Employment Contract, dated April 1, 2000, between INVESCO Pacific Holdings Limited and Andrew Lo, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.28
Senior Managing Director Agreement, between Andrew Lo and Invesco Group Services, Inc., effective as of January 1, 2010, incorporated by reference to exhibit 10.32 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.29
Global Partner Agreement, dated June 7, 2006, between AMVESCAP PLC and Colin D. Meadows, incorporated by reference to exhibit 10.35 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 23, 2017

10.30	Agreement between Philip Taylor and Invesco Ltd., incorporated by reference to Invesco’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2018

10.31
Agreement and Plan of Merger by and among MM Asset Management Holding LLC, Oppenheimer Acquisition Corp., Invesco Ltd., Gem Acquisition Corp. and Gem Acquisition Two Corp. dated as of October 17, 2018, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed with the Securities and Exchange Commission on October 24, 2018

10.32
First Amendment, dated as of April 11, 2019, to the Agreement and Plan of Merger, dated as of October 17, 2018, by and among Invesco Ltd., Gem Acquisition Corp., Gem Acquisition Two Corp., MM Asset Management Holding LLC and Oppenheimer Acquisition Corp., incorporated by reference to exhibit 10.4 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on April 25, 2019

10.33
Second Amendment to the Agreement and Plan of Merger, dated May 24, 2019, by and among Invesco Ltd., Gem Acquisition Corp., Gem Acquisition Two Corp., MM Asset Management Holding LLC, and Oppenheimer Acquisition Corp., incorporated by reference to exhibit 2.3 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2019

10.34
Shareholder Agreement, dated May 24, 2019, by and between Invesco Ltd. and Massachusetts Mutual Life Insurance Company, incorporated by reference to exhibit 10.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2019

21.0	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP, dated March 2, 2020
31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Ltd.

By:	/s/ MARTIN L. FLANAGAN
Name:	Martin L. Flanagan
Title:	President and Chief Executive Officer

Date:	March 2, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ MARTIN L. FLANAGAN	Chief Executive Officer (Principal Executive Officer) and President; Director	March 2, 2020
Martin L. Flanagan
/s/ LOREN M. STARR	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	March 2, 2020
Loren M. Starr
/s/ ANNETTE LEGE	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2020
Annette Lege
/s/ G. RICHARD WAGONER, JR.	Chairman and Director	March 2, 2020
G. Richard Wagoner, Jr.
/s/ SARAH E. BESHAR	Director	March 2, 2020
Sarah E. Beshar
/s/ JOSEPH R. CANION	Director	March 2, 2020
Joseph R. Canion
/s/ WILLIAM F. GLAVIN, JR.	Director	March 2, 2020
William F. Glavin, Jr.
/s/ C. ROBERT HENRIKSON	Director	March 2, 2020
C. Robert Henrikson
/s/ DENIS KESSLER	Director	March 2, 2020
Denis Kessler
/s/ SIR NIGEL SHEINWALD	Director	March 2, 2020
Sir Nigel Sheinwald
/s/ PHOEBE A. WOOD	Director	March 2, 2020
Phoebe A. Wood