Form 10-Q
period 2020-03-31
Invesco Ltd.
filed 2020-04-23
CIK 914208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of March 31, 2020, the most recent practicable date, the number of Common Shares outstanding was 458,895,646.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except per share data	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	940.5	1,049.0
Unsettled fund receivables	213.5	162.7
Accounts receivable	701.0	855.6
Investments	744.5	829.5
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	289.0	652.2
Accounts receivable and other assets of CIP	359.5	172.9
Investments of CIP	7,563.9	7,808.0
Assets held for policyholders	9,137.3	10,835.6
Prepaid assets	124.5	144.0
Other assets	505.0	459.6
Property, equipment and software, net	562.8	583.5
Intangible assets, net	7,325.1	7,358.3
Goodwill	8,544.1	8,509.4
Total assets	37,010.7	39,420.3
LIABILITIES
Accrued compensation and benefits	481.1	1,030.7
Accounts payable and accrued expenses	1,933.5	1,904.0
Liabilities of CIP:
Debt of CIP	6,172.7	6,234.6
Other liabilities of CIP	881.6	949.6
Policyholder payables	9,137.3	10,835.6
Unsettled fund payables	196.0	154.2
Long-term debt	2,588.8	2,080.3
Deferred tax liabilities, net	1,500.8	1,529.5
Total liabilities	22,891.8	24,718.5
Commitments and contingencies (See Note 15)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	176.5	383.5
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized, issued and outstanding as of March 31, 2020 and December 31, 2019)	4,010.5	4,010.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million shares issued as of March 31, 2020 and December 31, 2019)	113.2	113.2
Additional paid-in-capital	7,747.7	7,860.8
Treasury shares	(3,323.2)	(3,452.5)
Retained earnings	5,856.6	5,917.8
Accumulated other comprehensive income/(loss), net of tax	(905.5)	(587.3)
Total equity attributable to Invesco Ltd.	13,499.3	13,862.5
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	443.1	455.8
Total permanent equity	13,942.4	14,318.3
Total liabilities, temporary and permanent equity	37,010.7	39,420.3
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
$ in millions, except per share data	2020	2019
Operating revenues:
Investment management fees	1,168.3	923.7
Service and distribution fees	365.8	219.3
Performance fees	4.8	21.8
Other	60.0	49.8
Total operating revenues	1,598.9	1,214.6
Operating expenses:
Third-party distribution, service and advisory	515.1	368.0
Employee compensation	421.9	381.3
Marketing	32.7	28.0
Property, office and technology	130.4	107.2
General and administrative	106.3	83.8
Transaction, integration, and restructuring	75.5	46.1
Total operating expenses	1,281.9	1,014.4
Operating income	317.0	200.2
Other income/(expense):
Equity in earnings of unconsolidated affiliates	16.9	15.0
Interest and dividend income	6.4	4.7
Interest expense	(36.3)	(33.1)
Other gains and losses, net	(106.5)	31.1
Other income/(expense) of CIP, net	(20.1)	38.9
Income before income taxes	177.4	256.8
Income tax provision	(57.4)	(66.2)
Net income	120.0	190.6
Net (income)/loss attributable to noncontrolling interests in consolidated entities	20.7	(12.9)
Dividends declared on preferred shares	(59.2)	—
Net income attributable to Invesco Ltd.	81.5	177.7

Earnings per common share:
-basic	$0.18	$0.44
-diluted	$0.18	$0.44

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
$ in millions	2020	2019
Net income	120.0	190.6
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(315.0)	60.9
Other comprehensive income/(loss), net of tax	(3.2)	0.5
Other comprehensive income/(loss)	(318.2)	61.4
Total comprehensive income/(loss)	(198.2)	252.0
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	20.7	(12.9)
Dividends on preferred shares	(59.2)	—
Comprehensive income/(loss) attributable to Invesco Ltd.	(236.7)	239.1
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
$ in millions	2020	2019
Operating activities:
Net income	120.0	190.6
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	48.4	36.3
Common share-based compensation expense	47.4	49.8
Other (gains)/losses, net	106.5	(31.1)
Other (gains)/losses of CIP, net	48.4	(12.2)
Equity in earnings of unconsolidated affiliates	(16.9)	(15.0)
Distributions from equity method investees	2.0	2.0
Changes in operating assets and liabilities, net of business acquisitions:
(Purchase)/sale of investments by CIP, net	(12.6)	(56.4)
(Purchase)/sale of investments, net	98.6	29.6
(Increase)/decrease in receivables	1,223.3	(720.3)
Increase/(decrease) in payables	(1,742.1)	406.3
Net cash provided by/(used in) operating activities	(77.0)	(120.4)
Investing activities:
Purchase of property, equipment and software	(19.2)	(21.1)
Purchase of investments by CIP	(1,587.8)	(745.0)
Sale of investments by CIP	1,209.5	395.1
Purchase of investments	(36.8)	(72.9)
Sale of investments	28.5	27.9
Capital distributions from equity method investees	3.9	40.2
Collateral received/(posted), net	(50.1)	42.4
Net cash provided by/(used in) investing activities	(452.0)	(333.4)
Financing activities:
Purchases of treasury shares	(31.5)	(78.6)
Dividends paid - preferred	(59.2)	—
Dividends paid - common	(140.9)	(120.1)
Third-party capital invested into CIP	39.7	74.5
Third-party capital distributed by CIP	(91.8)	(27.4)
Borrowings of debt by CIP	579.3	8.4
Repayments of debt by CIP	(503.8)	(46.1)
Payment on forward contracts	(190.6)	—
Net borrowings/(repayments) under credit facility	508.0	106.3
Payment of contingent consideration	(12.9)	(4.0)
Net cash provided by/(used in) financing activities	96.3	(87.0)
Increase/(decrease) in cash and cash equivalents	(432.7)	(540.8)
Foreign exchange movement on cash and cash equivalents	(33.7)	8.8
Foreign exchange movement on cash and cash equivalents of CIP	(5.0)	(5.2)
Net cash inflows (outflows) upon consolidation/deconsolidation of CIP	(0.3)	0.1
Cash and cash equivalents, beginning of period	1,701.2	1,805.4
Cash and cash equivalents, end of period	1,229.5	1,268.3

Cash and cash equivalents	940.5	1,017.1
Cash and cash equivalents of CIP	289.0	251.2
Total cash and cash equivalents per consolidated statement of cash flows	1,229.5	1,268.3

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three months ended March 31, 2020
		Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2020	4,010.5	113.2	7,860.8	(3,452.5)	5,917.8	(587.3)	13,862.5	455.8	14,318.3	383.5
Net income	—	—	—	—	140.7	—	140.7	24.4	165.1	(45.1)
Other comprehensive income/(loss)	—	—	—	—	—	(318.2)	(318.2)	—	(318.2)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(37.1)	(37.1)	(161.9)
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.31 per share)	—	—	—	—	(142.7)	—	(142.7)	—	(142.7)	—
Employee common share plans:
Common share-based compensation	—	—	47.4	—	—	—	47.4	—	47.4	—
Vested common shares	—	—	(160.4)	160.4	—	—	—	—	—	—
Other common share awards	—	—	(0.1)	0.4	—	—	0.3	—	0.3	—
Purchase of common shares	—	—	—	(31.5)	—	—	(31.5)	—	(31.5)	—
March 31, 2020	4,010.5	113.2	7,747.7	(3,323.2)	5,856.6	(905.5)	13,499.3	443.1	13,942.4	176.5

Three months ended March 31, 2019
	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2019	98.1	6,334.8	(3,003.6)	5,884.5	(735.0)	8,578.8	357.4	8,936.2	396.2
Net income	—	—	—	177.7	—	177.7	(6.1)	171.6	19.0
Other comprehensive income/(loss)	—	—	—	—	61.4	61.4	—	61.4	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	(11.2)	(11.2)	35.9
Dividends declared - common ($0.30 per share)	—	—	—	(120.1)	—	(120.1)	—	(120.1)	—
Employee common share plans:
Common share-based compensation	—	49.8	—	—	—	49.8	—	49.8	—
Vested common shares	—	(110.8)	110.8	—	—	—	—	—	—
Other common share awards	—	(0.1)	0.4	—	—	0.3	—	0.3	—
Purchase of common shares	—	—	(78.6)	—	—	(78.6)	—	(78.6)	—
March 31, 2019	98.1	6,273.7	(2,971.0)	5,942.1	(673.6)	8,669.3	340.1	9,009.4	451.1
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
Certain disclosures included in the company’s annual report on Form 10-K for the year ended December 31, 2019 (annual report or Form 10-K) are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q (Report). The company has condensed or omitted these disclosures. Therefore, this Report should be read in conjunction with the company’s annual report.
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
Use of Estimates
The three months ended March 31, 2020 were characterized by heightened uncertainty due to the COVID-19 pandemic which could impact estimates and assumptions made by management. The primary estimates and assumptions made relate to goodwill and intangible impairment, the impact of legal contingencies, certain investments which are carried at fair value, post-employment benefit plan obligations and taxes. Additionally, estimation is involved when determining investment and debt valuation for certain CIP; however, changes in the fair values of these amounts are largely offset by noncontrolling interests. Use of available information and application of judgment are inherent in the formation of estimates. Actual results in the future could differ from such estimates, and the differences may be material to the Condensed Consolidated Financial Statements.

Accounting Pronouncements Recently Adopted
Financial Instruments. On January 1, 2020 the company adopted Accounting Standard Update 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” (ASU 2016-13) using the modified retrospective approach. ASU 2016-13 amends guidance related to reporting credit losses for financial assets measured at amortized cost and available for sale securities and adds an impairment model that is based on expected losses rather than incurred losses. Under the modified retrospective approach, entities are required to report any effect from adoption as a cumulative effect adjustment to retained earnings at the adoption date. The company has determined that there is no material impact upon adoption of this amendment.
Goodwill. On January 1, 2020 the company adopted Accounting Standards Update 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” (ASU 2017-04), which revised the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The company has adopted ASU 2017-04 using a prospective approach. In the event a reporting unit’s carrying amount exceeds fair value, the amount of impairment will equal the excess carrying value, not to exceed the total amount of goodwill allocated to the reporting unit. To the extent carrying amount exceeds fair value in a future goodwill impairment test, the amendment will change the amount of impairment expense the company records.

Cloud Computing Arrangements. On January 1, 2020 the company adopted Accounting Standards Update 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” (ASU 2018-15), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The company has adopted ASU 2018-15 using a prospective approach to all implementation costs incurred after adoption. The company has determined that there is no material impact upon adoption of this standard.

Pending Accounting Pronouncements
None.
2. BUSINESS COMBINATIONS
On May 24, 2019, the company acquired OppenheimerFunds, an investment management subsidiary of Massachusetts Mutual Life Insurance Company’s (MassMutual), with consideration to MassMutual and OppenheimerFunds employee shareholders consisting of $35.0 million in cash, 81.9 million shares of common stock and $4.0 billion in perpetual, non-cumulative preferred shares with a 21-year non-call period and a fixed rate of 5.9%. The 81.9 million shares are composed of 75.7 million common shares issued on the closing date and 6.2 million Invesco restricted common stock awards granted to employee shareholders. MassMutual has an approximate 16.5% stake in the common stock of the combined firm as of March 31, 2020. Invesco and MassMutual entered into a shareholder agreement, in which MassMutual has customary minority shareholder rights, including representation on Invesco’s board of directors. The shareholder agreement with MassMutual specifies a lock-up period of two years for the common stock and five years for the preferred stock. MassMutual may not sell common or preferred shares received as purchase consideration during the respective lock-up periods.
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

March 31, 2020
$ in millions	Fair Value Estimate
ASSETS
Cash and cash equivalents	360.0
Accounts receivable	133.1
Investments	178.4
Prepaid assets	24.8
Other assets	181.2
Property, equipment and software, net	104.1
Intangible assets (1)	5,189.0
Goodwill (2)	1,507.6
Total assets	7,678.2
LIABILITES
Accrued compensation and benefits	263.9
Accounts payable and accrued expenses(2)	730.4
Deferred tax liabilities, net	1,088.0
Total liabilities	2,082.3
Total identifiable net assets	5,595.9

Summary of consideration
Cash consideration	35.0
Common stock consideration (3)	1,453.6
Preferred stock consideration (4)	4,010.5
Other consideration (5)	96.8
Total cash and stock consideration	5,595.9
____________

(1)	Intangible assets are comprised of the following:

•	indefinite-lived intangible asset related to management contracts of $4,907.0 million consists primarily of contracts related to mutual funds.

•	finite-lived intangible asset related to management contracts of $255.0 million consists primarily of contracts related to sub-advised accounts and has an estimated useful life of eight years.

•	acquired trade name asset of $27.0 million has an estimated useful life of six years.
The intangible assets created in the acquisition are not expected to be deductible for tax purposes.

(2)
Goodwill is calculated as the difference between the acquisition date fair value of the total consideration transferred and the aggregate values assigned to the assets acquired and liabilities assumed. The goodwill created in the acquisition is not expected to be deductible for tax purposes. The goodwill balance resulted primarily from the opening balance sheet net deferred tax liability. Additionally, an adjustment was made to goodwill during first quarter 2020 as a result of the matter described below.  See Note 6 -- "Goodwill" for additional details regarding the accounting matter.

As part of the acquisition, the company acquired the management contracts of the Invesco Oppenheimer SteelPath-branded MLP funds and became the Adviser to the funds. In the fourth quarter 2019, the company identified an accounting matter related to the funds’ financial statements and concluded that it was reasonably possible, but not probable, that the company would incur at least some costs associated with the matter. Accordingly, no accrual was made at December 31, 2019.

Following a regulatory consultation on the matter that concluded after the company filed its 2019 Annual Report on Form 10-K, the company changed its assessment of the likelihood of a loss to probable. Based on this new information about the facts and circumstances, the company adjusted the initial accounting for the acquisition by recording a liability of an estimated amount of $380.5 million and a deferred tax asset of $93.5 million (for expected future tax benefits) during the first quarter of 2020 for pre-acquisition activity related to the matter. The liability and associated deferred tax asset recorded represents management’s current best estimate based on its current understanding of the relevant facts.  As this accounting adjustment was recorded during the measurement period of one year after the acquisition date, a corresponding adjustment of $287.0 million ($380.5 million net of $93.5 million of deferred tax asset) was made to goodwill. As additional information about the matter is finalized, the estimate may change. In accordance with ASC 805 Business Combinations, any further adjustments made during the measurement period, will be recorded as an adjustment to goodwill. See Note 15 --  "Commitments and Contingencies" for additional details regarding the accounting matter.

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
The changes in the carrying amount of goodwill from December 31, 2019 to March 31, 2020 are primarily due to the OppenheimerFunds acquisition. See Note 6 -- "Goodwill" for additional details regarding changes in goodwill.
Transaction and integration costs related to the OppenheimerFunds acquisition included within the Transaction, integration, and restructuring line item on the Condensed Consolidated Statements of Income were $71.1 million, for the three months ended March 31, 2020. Included in this amount was a loss of $7.3 million, representing the post-acquisition activity and related costs for the MLP fund-related liability discussed above.
Supplemental Pro Forma Information
The following pro forma summary presents consolidated information of the company as if the business combination had occurred on January 1, 2019, the earliest period presented herein.

Three months ended March 31,
$ in millions	2019
Operating revenues	1,720.8
Net income	215.6

The pro forma adjustments include dividends on preferred shares, transaction costs, and adjustments to depreciation and intangible asset amortization expense. Cost savings or operating synergies expected to result from the acquisition are not included in the pro forma results. These pro forma results are not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.

3. FAIR VALUE OF ASSETS AND LIABILITIES
The fair value of financial instruments are presented in the below summary table. The fair value of financial instruments held by CIP is presented in Note 16, "Consolidated Investment Products". See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

	March 31, 2020	December 31, 2019
$ in millions	Fair Value	Fair Value
Cash and cash equivalents	940.5	1,049.0
Equity investments	334.1	432.5
Foreign time deposits (1)	25.8	32.0
Assets held for policyholders	9,137.3	10,835.6
Policyholder payables (1)	(9,137.3)	(10,835.6)
Contingent consideration liability	(33.6)	(60.2)
Long-term debt (1) (2)	(2,806.9)	(2,281.5)
____________

(1)
These financial instruments are not recorded on the balance sheet at fair value on a recurring basis. See the most recently filed Form 10-K for additional information about the carrying and fair values of these financial instruments. Foreign time deposits are measured at cost plus accrued interest, which approximates fair value, and are accordingly classified as Level 2 securities.

(2) All assets and liabilities are carried at fair value except debt which has a carrying value of $2,588.8 million as of March 31, 2020 (December 31, 2019: $2,080.3 million).
The following table presents, by hierarchy levels, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company’s Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively:

	As of March 31, 2020
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	379.9	379.9	—	—
Investments:*
Equity investments:
Seed money	175.7	175.7	—	—
Investments related to deferred compensation plans	155.8	155.8	—	—
Other equity securities	2.6	2.6	—	—
Assets held for policyholders	9,137.3	9,137.3	—	—
Total	9,851.3	9,851.3	—	—
Liabilities:
Contingent consideration liability	(33.6)	—	—	(33.6)
Total	(33.6)	—	—	(33.6)

	As of December 31, 2019
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	620.9	620.9	—	—
Investments:*
Equity investments:
Seed money	235.5	235.5	—	—
Investments related to deferred compensation plans	192.4	192.4	—	—
Other equity securities	4.6	4.6	—	—
Assets held for policyholders	10,835.6	10,835.6	—	—
Total	11,889.0	11,889.0	—	—
Liabilities:
Contingent consideration liability	(60.2)	—	—	(60.2)
Total	(60.2)	—	—	(60.2)
____________

*
Foreign time deposits of $25.8 million (December 31, 2019: 32.0 million) are excluded from this table. Equity method and other investments of $373.0 million and $11.6 million, respectively, (December 31, 2019: $350.8 million and $14.2 million, respectively) are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following tables show a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three months ended March 31, 2020 and March 31, 2019, which are valued using significant unobservable inputs:

Three months ended March 31, 2020
$ in millions	Contingent Consideration Liability
Beginning balance	(60.2)
Revision to purchase price allocation	5.5
Net unrealized gains and losses included in other gains and losses, net*	8.2
Disposition/settlements	12.9
Ending balance	(33.6)

Three months ended March 31, 2019
$ in millions	Contingent Consideration Liability
Beginning balance	(40.9)
Net unrealized gains and losses included in other gains and losses, net*	(1.5)
Disposition/settlements	4.0
Ending balance	(38.4)
_______________

*	These unrealized gains and losses are attributable to balances still held at the respective period ends.

Total Return Swaps
In addition to holding equity investments, the company has a total return swap (TRS) to economically hedge certain deferred compensation liabilities. The notional value of the total return swap at March 31, 2020 was $215.3 million. During the three months ended March 31, 2020, market valuation losses of $31.4 million were recognized in other gains and losses, net.
Contingent Consideration Liability
The contingent consideration liability related to the investment management contracts acquired from Deutsche Bank was recorded at fair value as of the date of acquisition using a discounted cash flow model and is categorized within level 3 of the valuation hierarchy. At March 31, 2020 inputs used in the model to determine the liability related to the pre-existing contingent consideration arrangement assumed no growth rates in forecasted AUM. Changes in fair value are recorded in other gains and losses, net in the period incurred. An increase in forecasted AUM levels and a decrease in the discount rate would increase the fair value of the contingent consideration liability while a decrease in forecasted AUM and an increase in the discount rate would decrease the liability.
In connection with the OppenheimerFunds acquisition (see Note 2, “"Business Combinations"”), Invesco acquired a $13.6 million contingent consideration liability related to a historical OppenheimerFunds transaction. The liability is contingent upon the attainment of certain revenue growth objectives during 2019 and 2020. As of March 31, 2020, inputs used to determine the liability related to these arrangements primarily include an assumed growth rate in management fees of 4% and a discount rate of 10.7%.
In 2019, the company made other digital wealth acquisitions, which, based on adjusted initial purchase price allocations, resulted in contingent consideration liabilities of $10.5 million. The liabilities are contingent upon the attainment of certain sales growth targets during 2020, 2021 and 2022.

4.  INVESTMENTS
The disclosures below include details of the company’s investments. Investments held by CIP are detailed in Note 16, "Consolidated Investment Products".

$ in millions	March 31, 2020	December 31, 2019
Equity investments:
Seed money	175.7	235.5
Investments related to deferred compensation plans	155.8	192.4
Other equity securities	2.6	4.6
Equity method investments*	373.0	350.8
Foreign time deposits	25.8	32.0
Other	11.6	14.2
Total investments	744.5	829.5
______________

*
Certain co-investments in managed funds accounted for under the equity method are valued on a one-month or a three-month lag based upon the availability of fund financial information which means the equity in earnings may not reflect the market disruption that occurred during March 2020.

Equity investments
The unrealized gains and losses for the three months ended March 31, 2020, that relate to equity investments still held at March 31, 2020, was a $86.1 million net loss (three months ended March 31, 2019: $23.0 million net gain).

5.  INTANGIBLE ASSETS

The following table presents the major classes of the company's intangible assets at March 31, 2020 and December 31, 2019:

$ in millions	Gross Book Value	Accumulated Amortization	Net Book Value
March 31, 2020
Management contracts - indefinite-lived	6,962.0	N/A	6,962.0
Management contracts - finite-lived	319.2	(92.7)	226.5
Developed technology	92.5	(35.0)	57.5
Other	106.1	(27.0)	79.1
Total	7,479.8	(154.7)	7,325.1
December 31, 2019
Management contracts - indefinite-lived	6,969.1	N/A	6,969.1
Management contracts - finite-lived	319.3	(84.5)	234.8
Developed technology	98.6	(31.7)	66.9
Other	112.2	(24.7)	87.5
Total	7,499.2	(140.9)	7,358.3

During the three months ended March 31, 2020, the company did not acquire any intangible assets.

During 2019, the company acquired $4,907.0 million in indefinite lived management contracts, $255.0 million of finite-lived intangible asset related management contracts, and $27.0 million of trade name assets related to the Oppenheimer acquisition. Other 2019 additions to intangible assets related to the preliminary valuations of acquisitions of digital wealth technology companies. Amortizable intangible assets of $315.4 million related to 2019 acquisitions have a weighted-average amortization period of 7.15 years.

The 2019 annual impairment review of indefinite-lived intangible assets determined that no impairment existed. Due to the decline in our assets under management in the three months ended March 31, 2020, management determined that an interim impairment test was necessary for certain of our indefinite-lived management contract assets.

The impairment analysis involves determining whether the estimated fair value of each intangible asset exceeds its carrying amount. If the fair value of the intangible asset exceeds its carrying amount, then the asset is not impaired. However, if the carrying amount exceeds the fair value of the asset, the amount of impairment would equal the excess carrying value.
The principal method of determining fair value of indefinite-lived intangible assets is an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The discount rate used is derived based on the time value of money and the risk profile of the stream of future cash flows. Recent results and projections based on expectations regarding revenue, expenses, capital expenditure and acquisition earn out payments produce a present value for the company, or its fair value.
The company’s impairment analysis at March 31, 2020 incorporated revised forecasts that took into account the market disruptions during the quarter and expectations for a continued strain on results over the remainder of the year. Given the significant level of uncertainty that currently exists, management applied several alternative scenarios for market and company performance over the next several years to determine fair value. Other key assumptions were updated as appropriate, including the discount rate, which increased as a result of an increase in the equity risk premium, which was partially offset by a decrease in the risk free rate.
The analysis resulted in no impairment because the fair value of indefinite-lived intangible assets exceeded their carrying value, although the amount of excess has decreased since the last quantitative test. To the extent that markets remain depressed for a prolonged period of time and market conditions stagnate or worsen as a result of the COVID-19 pandemic, our assets under management, revenues, and profitability would likely be adversely affected. As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections, which may result in an impairment. Any impairment could reduce materially the recorded amount of indefinite-lived intangible assets with a corresponding charge to our earnings.

Amortization expense for the three months ended March 31, 2020 was $15.9 million. Amortization expense for the three months ended December 31, 2019 was $20 million. Estimated amortization expense for each of the five succeeding fiscal years based upon the company's intangible assets at March 31, 2020 is as follows:

$ in millions Years Ended December 31,	Estimated Amortization Expense
2020 (excluding the three months ended March 31, 2020)	(46.2)
2021	(62.5)
2022	(59.5)
2023	(52.0)
2024	(46.8)
2025	(38.9)

6. GOODWILL

The table below details changes in the goodwill balance:

$ in millions	Net Book Value
January 1, 2020	8,509.4
Business combinations	288.1
Foreign exchange and other	(253.4)
March 31, 2020	8,544.1

January 1, 2019	7,157.1
Business combinations	1,229.1
Foreign exchange and other	123.2
December 31, 2019	8,509.4

The 2020 additions to goodwill of $288.1 million related primarily to adjustments to the preliminary purchase price allocation of the Oppenheimer acquisition. See Note 2, "Business Combinations" and Note 15, "Commitments and Contingencies" for additional details. The 2019 addition to goodwill consists of the initial preliminary valuation of the Oppenheimer acquisition and other additions related to the preliminary valuations of acquired digital wealth technology companies.

The 2019 annual impairment review determined that no impairment existed at the annual review dates. Due to the decline in our assets under management in the three months ended March 31, 2020, management determined that an interim impairment test was necessary as of March 31, 2020.

The impairment analysis involves determining whether the estimated fair value of the company (a single reporting unit) exceeds its book value. If the fair value of the company exceeds its book value, then goodwill is not impaired. However, if the book value exceeds the fair value of the company, the amount of impairment would equal the excess book value.
The principal method of determining fair value of the company is an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The discount rate used is derived based on the time value of money and the risk profile of the stream of future cash flows. Recent results and projections based on expectations regarding revenue, expenses, capital expenditure and acquisition earn out payments produce a present value for the company, or its fair value.
The company’s impairment analysis at March 31, 2020 incorporated revised forecasts that took into account the market disruptions during the quarter and expectations for a continued strain on results over the remainder of the year. Given the significant level of uncertainty that currently exists, management also considered several alternative scenarios for market and company performance over the next several years. Other key assumptions were updated as appropriate, including the discount rate, which increased as a result of an increase in the equity risk premium, which was partially offset by a decrease in the risk free rate.

The analysis resulted in no impairment because fair value of the company exceeded book value, although the amount of excess has decreased significantly since the last quantitative test. To the extent that markets remain depressed for a prolonged period of time and market conditions stagnate or worsen as a result of the COVID-19 pandemic, our assets under management, revenues, and profitability would likely be adversely affected. As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections, which may result in an impairment of goodwill. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

7.  LONG-TERM DEBT
The disclosures below include details of the company’s debt. Debt of CIP is detailed in Note 16, “"Consolidated Investment Products".”

	March 31, 2020		December 31, 2019
$ in millions	Carrying Value (2)	Fair Value	Carrying Value (2)	Fair Value
$1.5 billion floating rate credit facility expiring August 11, 2022	508.0	508.0	—	—
Unsecured Senior Notes(1):
$600 million 3.125% - due November 30, 2022	598.3	599.5	598.1	617.5
$600 million 4.000% - due January 30, 2024	596.1	629.3	595.8	639.2
$500 million 3.750% - due January 15, 2026	496.3	521.3	496.1	533.0
$400 million 5.375% - due November 30, 2043	390.1	548.8	390.3	491.8
Long-term debt	2,588.8	2,806.9	2,080.3	2,281.5
____________

(1)	The company’s senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

(2)	The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.
The company maintains approximately $10.3 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons.
8.  SHARE CAPITAL
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

	As of
in millions	March 31, 2020	December 31, 2019
Preferred shares issued (1)	4.0	4.0
Preferred shares outstanding (1)	4.0	4.0
__________

(1)
Preferred shares are held by MassMutual and are subject to a lock-up period of five years, which disallows the sale of preferred shares by MassMutual during the five-year period beginning on the original issue date of May 24, 2019.

The number of common shares and common share equivalents issued are represented in the table below:

	As of
In millions	March 31, 2020	December 31, 2019
Common shares issued	566.1	566.1
Less: Treasury shares for which dividend and voting rights do not apply	(107.2)	(112.8)
Common shares outstanding	458.9	453.3

In 2019, the company entered into three forward contracts to purchase its common shares. The details of the forward contracts as of March 31, 2020 and December 31, 2019, are as follows:

In millions, except strike price	March 31, 2020
	Common Shares Purchased	Initial Strike Price	Forward Price	Hedge Completion Date	Total Treasury Shares Recorded	Settlement Date	Total Liability Recorded
$200 million - entered on May 13, 2019	9.8	$20.51	$12.00	05/30/2019	$198.7	01/04/2021	$(116.6)
$200 million - entered on July 2, 2019	10.0	$20.00	$12.00	07/30/2019	$193.7	04/01/2021	$(117.7)
$100 million - entered on August 27, 2019	6.0	$16.59	$12.00	09/27/2019	$102.6	04/01/2021	$(73.5)
	25.8				$495.0		$(307.8)

In millions, except strike price	December 31, 2019
	Common Shares Purchased	Initial Strike Price	Forward Price	Hedge Completion Date	Total Treasury Shares Recorded	Settlement Date	Total Liability Recorded
$200 million - entered on May 13, 2019	9.8	$20.51	$20.51	05/30/2019	$198.7	01/04/2021	$(199.1)
$200 million - entered on July 2, 2019	10.0	$20.00	$20.00	07/30/2019	$193.7	04/01/2021	$(195.3)
$100 million - entered on August 27, 2019	6.0	$16.59	$16.59	09/27/2019	$102.6	04/01/2021	$(102.1)
	25.8				$495.0		$(496.5)

During the three months ended March 31, 2020, the company amended its forward contracts resulting in a reduced forward price of $12.00. The company applied $190.6 million of collateral already paid against the forward payable which reduced the amount the company will be required to pay at the time of settlement. The forward liability is recorded in accounts payable and accrued expenses on Condensed Consolidated Balance Sheet. The net collateral paid balance of $87.9 million at March 31, 2020 (December 31, 2019: $37.8 million) is recorded in other assets on the Condensed Consolidated Balance Sheet.

9.  OTHER COMPREHENSIVE INCOME/(LOSS)
The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended March 31, 2020
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	(315.0)	—	—	—	(315.0)
Other comprehensive income, net	—	(3.1)	—	(0.1)	(3.2)
Other comprehensive income/(loss), net of tax	(315.0)	(3.1)	—	(0.1)	(318.2)

Beginning balance	(462.0)	(126.1)	0.1	0.7	(587.3)
Other comprehensive income/(loss), net of tax	(315.0)	(3.1)	—	(0.1)	(318.2)
Ending balance	(777.0)	(129.2)	0.1	0.6	(905.5)

	For the three months ended March 31, 2019
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	60.9	—	—	—	60.9
Other comprehensive income, net	—	0.2	—	0.3	0.5
Other comprehensive income/(loss), net of tax	60.9	0.2	—	0.3	61.4

Beginning balance	(617.6)	(117.7)	—	0.3	(735.0)
Other comprehensive income/(loss), net of tax	60.9	0.2	—	0.3	61.4
Ending balance	(556.7)	(117.5)	—	0.6	(673.6)

Net Investment Hedge
The company designated certain intercompany debt as a non-derivative net investment hedging instrument against foreign currency exposure related to its net investment in foreign operations. At March 31, 2020 and December 31, 2019, £130 million ($160.8 million and $172.1 million, respectively) of intercompany debt was designated as a net investment hedge. For the three months ended March 31, 2020, the Company recognized foreign currency gains of $11.3 million (three months ended March 31, 2019: losses of $4.1 million) resulting from the net investment hedge within currency translation differences on investments in foreign subsidiaries in other comprehensive income.
10. REVENUE
The geographic disaggregation of revenue for the three months ended March 31, 2020 and 2019 are presented below. There are no revenues attributed to the company’s country of domicile, Bermuda.

	For the three months ended March 31,
$ in millions	2020	2019
Americas	1,180.7	760.0
UK	170.8	210.7
EMEA ex UK (Europe, Middle East, and Africa)	164.4	169.6
Asia	83.0	74.3
Total operating revenues	1,598.9	1,214.6
The opening and closing balance of deferred carried interest liabilities for the three months ended March 31, 2020 were $45.8 million and $57.9 million, respectively (December 31, 2019: $61.3 million and $45.8 million, respectively). During the three months ended March 31, 2020, no performance fee revenue was recognized that had been included in the deferred carried interest liability balance at the beginning of the period (March 31, 2019: $5.9 million).
11.  COMMON SHARE-BASED COMPENSATION
The company recognized total expenses of $47.4 million and $49.8 million related to equity-settled common share-based payment transactions in the three months ended March 31, 2020 and 2019, respectively.

Movements on common share awards during the periods ended March 31, are detailed below:

	For the three months ended March 31, 2020			For the three months ended March 31, 2019
Millions of common shares, except fair values	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value ($)	Time- Vested	Performance- Vested
Unvested at the beginning of period	18.7	1.1	21.94	12.5	0.9
Granted during the period (1)	7.8	0.9	14.37	8.9	0.6
Forfeited during the period	(0.2)	—	22.90	(0.3)	—
Vested and distributed during the period	(6.1)	(0.2)	25.65	(4.6)	(0.1)
Unvested at the end of the period	20.2	1.8	19.70	16.5	1.4

___________
(1) With respect to the time-vested awards granted in 2019, includes 6.2 million restricted shares as employment inducement awards in connection with completed acquisitions.

The total fair value of common shares that vested during the three months ended March 31, 2020 was $91.8 million (three months ended March 31, 2019: $89.8 million). The weighted average grant date fair value of the common share awards that were granted during the three months ended March 31, 2020 was $14.37 (three months ended March 31, 2019: $19.34).
At March 31, 2020, there was $369.0 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.78 years.
12.  OPERATING LEASES
The company leases office space in almost all its locations of business, data centers and certain equipment under non-cancelable operating leases. The operating leases have a weighted-average remaining lease term of 6.22 years and generally include one or more options to renew, with renewal terms that can extend the lease term from 1 to 10 years. Certain lease arrangements include an option to terminate the lease if a notification is provided to the landlord within 1 to 9 years prior to the end of the lease term. The company has sole discretion in exercising lease renewal and termination options. The lease terms used in the company’s lease measurements do not include renewal options as they are not reasonably certain to be exercised as of the date of this report.
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
As of March 31, 2020, the right-of-use asset of $312.4 million was included within Other assets, and the lease liability of $353.1 million was included within Accounts payable and accrued expenses, on the Condensed Consolidated Balance Sheet.
The components of lease expense for the three months ended March 31, 2020 were as follows:

$ in millions	Three months ended March 31, 2020	Three months ended March 31, 2019
Operating lease cost	20.6	12.8
Variable lease cost	5.3	6.8
Less: sublease income	(0.2)	(0.1)
Total lease expense	25.7	19.5

Supplemental cash flow information related to leases for the three months ended March 31, 2020 was as follows:

$ in millions	Three months ended March 31, 2020	Three months ended March 31, 2019
Operating cash flows from operating leases included in the measurement of lease liabilities	18.7	15.0
Right-of-use assets obtained in exchange for new operating lease liabilities	9.5	4.1

In determining the discount rate, the company considered the interest rate yield for specific interest rate environments and the company’s credit spread at the inception of the lease.
The weighted-average discount rate for the operating lease liability for the three months ended March 31, 2020 was 3.49%.
As of March 31, 2020 the maturities of the company’s lease liabilities (primarily related to real estate leases) were as follows:

$ in millions
Year Ending December 31,	Lease Liabilities
2020 (excluding the three months ended March 31, 2020)	59.2
2021	73.0
2022	64.6
2023	55.8
2024	42.0
Thereafter	99.3
Total lease payments	393.9
Less: interest	(40.8)
Present value of lease liabilities	353.1

Excluded from the table above is an additional operating lease for the company’s new Atlanta headquarters that was entered into during third quarter of 2019, but has not yet commenced.  The expected lease obligations are approximately $232.5 million which will be paid over an expected lease term of 15 years.  This operating lease will commence in fiscal year 2022 and will replace the company’s existing lease for the current headquarters.
13.  TAXATION
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act as a result of the Coronavirus pandemic, which contains among other things, numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The company has evaluated the current legislation and at this time, does not anticipate the CARES Act to have a material impact on its financial statements.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

$ in millions	Gross Unrecognized Income Tax Benefits
Balance at December 31, 2019	69.9
Additions for tax positions related to the current year	0.7
Additions for tax positions related to prior years	1.0
Other reductions for tax positions related to prior years	(0.8)
Reductions for statute closings	(9.3)
Balance at March 31, 2020	61.5

At March 31, 2020, the total amount of gross unrecognized tax benefits was $61.5 million as compared to the December 31, 2019 total of $69.9 million. During the three months ended March 31, 2020 the company recognized a $9.3 million tax benefit that resulted primarily from the expiration of a state statute of limitations for a previously recorded position. The remainder of the movement is comprised of additions to existing positions net of other settlements and reductions. Of the total amount of gross unrecognized tax benefits, $47.8 million (net of tax benefits in other jurisdictions and the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.

As a result of potential legislative changes; settlements with taxing authorities and the expiration of statutes of limitations for certain jurisdictions, it is reasonably possible that the company's gross unrecognized tax benefits balance may change within the next twelve months by a range of $5.0 million to $10.0 million.
14.  EARNINGS PER COMMON SHARE
The calculation of earnings per common share is as follows:

	For the three months ended March 31,
In millions, except per share data	2020	2019
Net income attributable to Invesco Ltd.	81.5	177.7

Invesco Ltd:
Weighted average common shares outstanding - basic	455.7	401.6
Dilutive effect of non-participating common share-based awards	3.2	0.3
Weighted average common shares outstanding - diluted	458.9	401.9

Earnings per common share:
-basic	$0.18	$0.44
-diluted	$0.18	$0.44

See Note 11, "Common Share-Based Compensation", for a summary of common share awards outstanding under the company’s common share-based compensation programs. These programs could result in the issuance of common shares from time to time that would affect the measurement of basic and diluted earnings per common share.
There were 0.3 million common shares of performance-vested awards excluded from the computation of diluted earnings per common share during the three months ended March 31, 2020 due to their inclusion being anti-dilutive (three months ended March 31, 2019: 0.7 million). There were no common shares of time-vested awards excluded from the computation of diluted earnings per common share during three months ended March 31, 2020 (three months ended March 31, 2019: none).
15.  COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.
Off Balance Sheet Commitments
The company has committed to co-invest in certain investment products which may be called in future periods. At March 31, 2020, the company’s undrawn capital commitments were $352.3 million (December 31, 2019: $357.0 million).
The Parent and various company subsidiaries have entered into agreements with financial institutions to guarantee certain obligations of other company subsidiaries. The company would be required to perform under these guarantees in the event of certain defaults. The company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
On October 18, 2018, the company announced plans to buy back $1.2 billion of the company's common shares within the next two years. In connection with this effort, the company entered into several forward contracts to purchase its common shares. See Note 8. "Share Capital" for details of these forward contracts and the related liability outstanding at March 31, 2020.
Pursuant to an agreement entered into at the consummation of the acquisition of OppenheimerFunds, MassMutual, as the holder of seed capital investments in certain funds and accounts included in the acquisition, has the right to redeem its seed capital investments in accordance with an agreed upon schedule. In the event MassMutual exercises its redemption rights and the applicable fund or account is unable to meet such redemption (for example, due to illiquid investments or the need to maintain a level of investment in the fund), the company would be required to fund such redemption to MassMutual and seek reimbursement from the applicable fund or account at a later time when the fund or account is able to fulfill a redemption request. At March 31, 2020, the total amount of seed capital subject to this agreement is approximately $445.8 million. Since March 31, 2020, MassMutual exercised its redemption rights and redeemed a portion of the seed capital per the agreed upon schedule. As of the date of this report, the company was not required to fund these redemptions nor does the company anticipate having to fund any of the seed capital subject to this agreement.

Legal Contingencies
The company is from time to time involved in pending or threatened litigation relating to claims arising in the ordinary course of its business. The nature and progression of litigation can make it difficult to predict the impact a particular lawsuit or claim will have on the company. There are many reasons that the company cannot make these assessments, including, among others, one or more of the following: the proceeding is in its early stages (or merely threatened); the damages sought are unspecified, unsupportable, unexplained or uncertain; the claimant is seeking relief other than compensatory damages; the matter presents novel legal claims or other meaningful legal uncertainties; discovery has not started or is not complete; there are significant facts in dispute; and there are other parties who may share in any ultimate liability.
In assessing the impact that a legal or regulatory matter will have on the company, management evaluates the need for an accrual on a case-by-case basis. If the likelihood of a loss is deemed probable and is reasonably estimable, the estimated loss is accrued. If the likelihood of a loss is assessed as less than probable, or an amount or range of loss cannot be reasonably estimated, a loss is not accrued. In management’s opinion, adequate accrual has been made as of March 31, 2020 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.

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

OppenheimerFunds acquisition-related matter

In the fourth quarter 2019, the company identified an accounting matter which has required that the historical financial statements for certain funds identified below be restated. This matter also will result in remediation costs, all or at least some portion of which the company expects to bear. Uncertainties remain as of the date of this report regarding the nature, scope and amounts of such costs, as well as the degree to which the company will ultimately be financially responsible for bearing such costs. Set forth below is a more detailed description of this matter, based on information available as of the date of this report.

This matter pertains to the following four Master Limited Partnership ("MLP") funds: (1) the Invesco Oppenheimer Steelpath MLP Income Fund; (2) the Invesco Oppenheimer Steelpath MLP Select 40 Fund; (3) the Invesco Oppenheimer Steelpath MLP Alpha Fund; and (4) the Invesco Oppenheimer Steelpath MLP Alpha Plus Fund (each a “Fund” and together the “Funds”). The company acquired sponsorship and management of the Funds on May 24, 2019 as part of its acquisition of OppenheimerFunds.

The Funds invest substantially all their assets in entities that are MLPs for tax purposes. As a result, the Funds are taxable entities subject to Subchapter C of the Internal Revenue Code of 1986, as amended (the “Tax Code”). This is unusual, as most mutual funds are instead subject to Subchapter M of the Tax Code (and, in general, operate as flow through vehicles for tax purposes thereunder). Because of their tax status, the Funds have tax attributes, including deferred tax assets and deferred tax liabilities, and must make assessments as to the amount of deferred tax assets that may be realizable in accordance with ASC 740 Income Taxes (“ASC 740”).

In preparing their financial statements for the fiscal year ended November 30, 2019, questions arose as to whether the Funds’ previously issued financial statements for certain years failed to include appropriate valuation allowances against the Funds’ deferred tax assets in accordance with ASC 740. Following a regulatory consultation on these matters that concluded after the company filed its 2019 Annual Report on Form 10-K, the Funds determined that certain previously issued financial statements had to be restated (which the Funds have now done), and the Funds have recorded incorrect Net Asset Values (“NAVs”) for periods dating back to 2015. Remediating these matters has, will or may produce the following costs:

•	Costs of processing the restated historical financial statements, and related costs of communicating with present and former Fund shareholders;

•	Costs of reimbursing shareholders for transactions in Fund shares made at incorrect NAVs and for certain fees paid by the Funds based thereon; and

•	Certain additional costs in connection with these matters.

As stated above, uncertainties remain regarding the nature, scope and amount of these costs. Furthermore, there is uncertainty as to the degree to which the company will become ultimately responsible to absorb some or all such costs. The sources of such uncertainties include, among other things, the following:

•
The process and method for determining such remediation is subject to various factors that are not yet certain and information that is not yet readily available. In this regard, a significant amount of the investors in the Funds are held in omnibus accounts where the company does not at this time have access to the level of data necessary to determine the appropriate remediation.

•
The company and/or the Funds may be entitled to seek reimbursement for certain of such costs under applicable insurance policies (subject to the terms of such policies, including applicable deductibles and policy limits).

•
The company may be entitled to seek indemnification for certain of such costs from MassMutual under the OppenheimerFunds acquisition agreement (subject to the terms of such indemnification, including the specified deductible and limit).

During first quarter 2020, the company concluded that it is probable that the company will incur at least some costs regarding this matter. Accordingly, the company recorded an estimated liability of $387.8 million for both pre and post-acquisition activity related to the matter. For pre-acquisition activity, the company recorded an adjustment to the initial acquisition accounting for a liability of an estimated amount of $380.5 million in accordance with ASC 805 Business Combinations and a corresponding adjustment was recorded to goodwill and deferred tax assets. (See Note 2. "Business Combinations" for additional information.) This estimate excludes any amounts that may be recovered through seller indemnifications and insurance recoveries. The estimate also excludes other costs related to the matter, such as the costs of remediation or the costs of communicating with fund shareholders. Additionally, the company recognized a liability of an estimated amount of $7.3 million for activity after the acquisition date, which was recorded in earnings. Both amounts reflect management’s best estimate based on its current understanding of the relevant facts and circumstances.

16.  CONSOLIDATED INVESTMENT PRODUCTS (CIP)
The following table presents the balances related to CIP that are included on the Condensed Consolidated Balance Sheets as well as Invesco’s net interest in the CIP for each period presented. See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

	As of
$ in millions	March 31, 2020	December 31, 2019
Cash and cash equivalents of CIP	289.0	652.2
Accounts receivable and other assets of CIP	359.5	172.9
Investments of CIP	7,563.9	7,808.0
Less: Debt of CIP	(6,172.7)	(6,234.6)
Less: Other liabilities of CIP	(881.6)	(949.6)
Less: Retained earnings	9.6	9.5
Less: Accumulated other comprehensive income, net of tax	(9.5)	(9.4)
Less: Equity attributable to redeemable noncontrolling interests	(176.5)	(383.5)
Less: Equity attributable to nonredeemable noncontrolling interests	(442.2)	(454.9)
Invesco’s net interests in CIP	539.5	610.6

The following table reflects the impact of consolidation of investment products into the Condensed Consolidated Statements of Income for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
$ in millions	2020	2019
Total operating revenues	(8.9)	(8.7)
Total operating expenses	17.0	2.8
Operating income	(25.9)	(11.5)
Equity in earnings of unconsolidated affiliates	(16.6)	6.5
Interest and dividend income	(0.1)	(1.3)
Other gains and losses, net	41.8	(20.7)
Interest and dividend income of CIP	85.2	84.7
Interest expense of CIP	(56.9)	(58.0)
Other gains/(losses) of CIP, net	(48.4)	12.2
Income before income taxes	(20.8)	11.9
Income tax provision	—	—
Net income	(20.8)	11.9
Net (income)/loss attributable to noncontrolling interests in consolidated entities	20.7	(12.9)
Net income attributable to Invesco Ltd.	(0.1)	(1.0)

Non-consolidated VIEs
At March 31, 2020, the company’s carrying value and maximum risk of loss with respect to variable interest entities (VIEs) in which the company is not the primary beneficiary was $163 million (December 31, 2019: $188 million).
Balance Sheet information - newly consolidated VIEs/VOEs
During the three months ended March 31, 2020, there were three newly consolidated VIEs and no newly consolidated voting rights entities (VOEs) (March 31, 2019: there was one newly consolidated VIE). The table below illustrates the summary balance sheet amounts related to these products before consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Condensed Consolidated Financial Statements.

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
$ in millions	VIEs	VIEs
Cash and cash equivalents of CIP	2.4	0.4
Accounts receivable and other assets of CIP	0.1	2.7
Investments of CIP	26.3	105.9
Total assets	28.8	109.0

Debt of CIP	2.0	97.8
Other liabilities of CIP	15.9	11.2
Total liabilities	17.9	109.0
Total equity	10.9	—
Total liabilities and equity	28.8	109.0

Balance Sheet information - deconsolidated VIEs/VOEs
During the three months ended March 31, 2020, the company determined that it was no longer the primary beneficiary of five VIEs and no longer held the majority voting interest in nine VOEs (March 31, 2019: the company determined that it was no longer the primary beneficiary of one VIE and no longer held the majority voting interest in two VOEs). The amounts deconsolidated from the Condensed Consolidated Balance Sheets are illustrated in the table below. There was no net impact to the Condensed Consolidated Statements of Income for the three months ended March 31, 2020 and 2019 from the deconsolidation of these investment products.

	For the three months ended March 31, 2020		For the three months ended March 31, 2019
$ in millions	VIEs	VOEs	VIEs	VOEs
Cash and cash equivalents of CIP	0.1	0.2	—	—
Accounts receivable and other assets of CIP	2.9	1.0	—	—
Investments of CIP	127.3	106.0	6.3	4.6
Total assets	130.3	107.2	6.3	4.6

Debt of CIP	—	—	—	—
Other liabilities of CIP	1.5	—	—	—
Total liabilities	1.5	—	—	—
Total equity	128.8	107.2	6.3	4.6
Total liabilities and equity	130.3	107.2	6.3	4.6

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	6,467.6	—	6,467.6	—	—
Bonds	552.3	0.4	551.9	—	—
Equity securities	206.8	124.9	81.9	—	—
Equity and fixed income mutual funds	27.0	17.5	9.5	—	—
Investments in other private equity funds	220.8	—	9.0	—	211.8
Real estate investments	89.4	—	—	89.4	—
Total assets at fair value	7,563.9	142.8	7,119.9	89.4	211.8

	As of December 31, 2019
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	6,504.4	—	6,504.4	—	—
Bonds	705.9	0.5	705.4	—	—
Equity securities	275.9	204.4	71.5	—	—
Equity and fixed income mutual funds	29.8	20.3	9.5	—	—
Investments in other private equity funds	213.4	—	—	—	213.4
Real estate investments	78.6	—	—	78.6	—
Total assets at fair value	7,808.0	225.2	7,290.8	78.6	213.4

The following tables show a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	Three months ended March 31, 2020	Three months ended March 31, 2019
$ in millions	Level 3 Assets	Level 3 Assets
Beginning balance	78.6	11.8
Purchases	—	—
Gains and losses included in the Condensed Consolidated Statements of Income (1)	10.8	0.3
Ending balance	89.4	12.2
____________

(1)
Included in gains/(losses) of CIP, net in the Condensed Consolidated Statements of Income for the three months ended March 31, 2020 are $10.8 million in net unrealized gains attributable to investments still held at March 31, 2020 by CIP (for the three months ended March 31, 2019: $0.3 million in net unrealized gains are attributable to investments still held at March 31, 2019 by CIP).

The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments of $6,427.7 million, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2020 and 2029, pay interest at LIBOR plus a spread of up to 10.0%, and typically range in S&P credit rating categories from BBB down to unrated. Approximately less than 0.09% of the collateral assets were in default as of March 31, 2020 and 2019. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At March 31, 2020, the unpaid principal balance exceeds the fair value of the senior secured bank loans and bonds by approximately $198.5 million (December 31, 2019: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $181.2 million). However, these investments are accounted for on a one-month lag based on the availability of fund financial information which means the fair value does not reflect the market disruption that occurred during March 2020. CLO investments are valued based on price quotations provided by third-party pricing sources. These third-party sources aggregate indicative price quotations to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations. If necessary, price quotations are challenged through a third-party pricing challenge process.
Notes issued by consolidated CLOs mature at various dates between 2026 and 2032 and have a weighted average maturity of 10.61 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.55% for the more senior tranches to 8.07% for the more subordinated tranches. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt.
Quantitative Information about Level 3 Fair Value Measurements
At March 31, 2020, there were $89.4 million of investments held by consolidated real estate funds that were valued using recent private market transactions.
At December 31, 2019, there were $78.6 million of investments held by consolidated real estate funds that were valued using recent private market transactions.

The table below summarizes as of March 31, 2020 and December 31, 2019, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized. These investments are valued on a three-month lag based on the availability of fund financial information.

	March 31, 2020			December 31, 2019
in millions, except term data	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity funds (1)	$211.8	$72.3	6.8 years	$213.4	$78.3	6.7 years
____________

(1)
These investments are not subject to redemption; however, for certain funds, the investors may sell or transfer their interest, which may require approval by the general partner of the underlying funds.

(2)	These investments are expected to be returned through distributions because of liquidations of the funds’ underlying assets over the weighted average periods indicated.
17. RELATED PARTIES
Certain managed funds are deemed to be affiliated entities under the related party definition in ASC 850, “Related Party Disclosures.” Related parties include those defined in the company’s proxy statement. As a result of the OppenheimerFunds acquisition (see Note 2, “"Business Combinations"”), MassMutual has an approximate 16.5% stake in the common stock of the company and owns all of the outstanding $4.0 billion in perpetual, non-cumulative preferred shares. Based on the level of shares owned by MassMutual and the corresponding customary minority shareholder rights, which includes representation on Invesco’s board of directors, the company considers MassMutual a related party. Affiliated balances are illustrated in the tables below:

	Three months ended March 31,
$ in millions	2020	2019
Affiliated operating revenues:
Investment management fees	1,055.9	816.3
Service and distribution fees	349.2	209.9
Performance fees	1.0	10.5
Other	59.4	46.8
Total affiliated operating revenues	1,465.5	1,083.5

$ in millions	March 31, 2020	December 31, 2019
Affiliated asset balances:
Cash and cash equivalents	379.9	620.9
Unsettled fund receivables	136.4	113.6
Accounts receivable	466.9	599.8
Investments	584.6	633.5
Assets held for policyholders	9,137.0	10,835.3
Other assets	22.5	24.5
Total affiliated asset balances	10,727.3	12,827.6

Affiliated liability balances:
Accrued compensation and benefits	48.6	65.7
Accounts payable and accrued expenses	61.3	53.8
Unsettled fund payables	153.4	116.6
Total affiliated liability balances	263.3	236.1

18.  SUBSEQUENT EVENTS
On April 23, 2020, the company announced a first quarter 2020 dividend of $0.155 per common share, payable on June 3, 2020, to common shareholders of record at the close of business on May 11, 2020 with an ex-dividend date of May 8, 2020.
On April 23, 2020 the company declared a preferred dividend of $14.75 per preferred share, representing the period from March 1, 2020 through May 31, 2020. The preferred dividend is payable on June 1, 2020, to preferred shareholders of record at the close of business on May 15, 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto, which appear elsewhere in this Report. Except for the historical financial information, this Report may include statements that constitute “forward-looking statements” under the United States securities laws. Forward-looking statements include information concerning future results of our operations, expenses, earnings, liquidity, cash flow and capital expenditures, industry or market conditions, assets under management, geopolitical events the COVID-19 pandemic and their potential impact on the company, acquisitions and divestitures, debt and our ability to obtain additional financing or make payments, regulatory developments, demand for and pricing of our products and other aspects of our business or general economic conditions. In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements.
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
The three months ended March 31, 2020 saw extreme volatility in global equity markets, reacting quickly from highs early in the quarter to extreme lows in the month of March as global markets reacted to the COVID-19 pandemic, governments and populations enacting social containment measures, restricting business and related activities, closing borders, and restricting travel. Central banks globally initiated monetary easing efforts, and governments in major developed countries enacted relief measures, to support and stimulate economies. Despite these efforts, significant uncertainty as to the market outlook and fears of a global recession stemming from the virus-related containment efforts remained at the end of the quarter (which persists as of the date of this report).

In the US, the first quarter was marked by two extreme shifts - equities rose to all-time highs in the middle of the quarter despite a backdrop of continued geopolitical tensions, domestic political tensions, and concerns about a slowing economy. COVID-19 then emerged as a global pandemic, leading the S&P to drop more than 35% from its February 19 record high through March 23, before rising slightly again through the end of the quarter in reaction to monetary, fiscal and public health policy efforts. The US Federal Reserve Bank acted quickly and decisively in the month of March, announcing essentially an unlimited quantitative easing plan that included purchases of securities as well as loans to US businesses. Additionally, the US Congress enacted the largest ever economic stimulus package (the CARES Act), which included a focus on virus vaccine research, state/local aid, sick leave, the Paycheck Protection Program to incentivize small businesses to keep workers on payroll and direct payments to households in efforts to curtail the economic impact of a population in lockdown. The S&P 500 index finished the quarter down 20.0%.

European markets reacted significantly in the quarter to the economic impacts of the virus, with Europe being the largest area affected by the virus outside of China at the end of the first quarter. The UK entered 2020 with the Brexit uncertainty continuing and challenges to work out a deal with the European Union prior to the end of the year. The COVID-19 pandemic challenged markets considerably. The Bank of England acted quickly to cut interest rates to near zero and implement fiscal easing efforts. The FTSE 100 ended the quarter down 24.8%.

Japanese markets were challenged entering 2020 following a fourth quarter 2019 valued added tax increase and the typhoon that impacted the country. The Nikkei 225 finished the period down 20.0%. China was the first country to experience the pandemic. By the end of the quarter, its economy was showing signs of recovery.

At one point during the quarter, bonds were being sold as quickly as equities in a flight to liquidity caused by virus-induced economic uncertainty. US Treasury yields fell to all-time lows. The U.S. Aggregate Bond Index moved 3.2% for the quarter.

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three months ended March 31, 2020 and 2019:

	Index expressed in currency	Three months ended March 31,
Equity Index		2020	2019
S&P 500	U.S. Dollar	(20.0)%	13.1%
FTSE 100	British Pound	(24.8)%	8.2%
FTSE 100	U.S. Dollar	(29.7)%	10.3%
Nikkei 225	Japanese Yen	(20.0)%	6.0%
Nikkei 225	U.S. Dollar	(19.2)%	5.6%
MSCI Emerging Markets	U.S. Dollar	(24.6)%	9.6%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	3.2%	2.9%
The company’s financial results are impacted by the fluctuations in exchange rates against the US Dollar, as discussed in the “Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations” section and the “Results of Operations” section below.
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

On May 24, 2019, the company completed the acquisition of OppenheimerFunds, an investment management subsidiary of MassMutual. As part of the acquisition, the company acquired the management contracts of the SteelPath-branded MLP funds and became the Adviser to the funds. In the fourth quarter 2019, the company identified an accounting matter related to the funds’ financial statements and concluded that it was reasonably possible, but not probable, that the company would incur at least some costs associated with the matter. Accordingly, no accrual was made at December 31, 2019.

Following a regulatory consultation on the matter that concluded after the company filed its 2019 Annual Report on Form 10-K, the company changed the assessment of the likelihood of a loss to probable. Based on this new information about the facts and circumstances, the company adjusted the initial accounting for the acquisition by recording a liability of an estimated amount of $380.5 million and a deferred tax asset of $93.5 million (for expected future tax benefits) during the first quarter of 2020 for pre-acquisition activity related to the matter. The liability and associated deferred tax asset recorded represents management’s current best estimate based on its current understanding of the facts and circumstances.  As this accounting adjustment was recorded during the measurement period of one year after the acquisition date, a corresponding adjustment of $287.0 million ($380.5 million net of $93.5 million of deferred tax asset) was made to goodwill. As additional information about the matter is finalized, the estimate may change. In accordance with ASC 805 Business Combinations, any further adjustments made during the measurement period, will be recorded as an adjustment to goodwill. See Note 15 --  "Commitments and Contingencies" for additional details regarding the accounting matter.

During the first quarter of 2020, the company did not purchase any of its shares in the open market. As the company’s focus is on increasing financial strength and building liquidity, the company does not foresee additional share repurchases in 2020 assuming a continuation of the current unfavorable market environment. The company withheld 2.3 million shares ($31.5 million) related to the settlement of taxes on employee share vestings. In regard to its previously completed forward contracts, the company prepaid $190.6 million against the forward payable, resulting in a remaining forward contract liability of $307.8 million as of March 31, 2020. See Note 8, "Share Capital" for additional details.

Managing our business and meeting client needs through COVID-19
Invesco is committed to helping our employees, our clients and our communities navigate the challenges presented by the spread of COVID-19. The primary focus of our efforts is to ensure the health and safety of our employees while preserving our ability to serve clients and manage assets in a highly dynamic market environment.

As always, we are committed to helping our clients achieve their investment objectives through disciplined long-term investing. To this end, we have intensified our efforts to support clients by proactively engaging with them and providing thought leadership and other value-added services to help them navigate the volatile markets. We believe our client-centric approach in this time of stress will have a lasting impact and allow us and our clients to emerge from this crisis stronger.

As a global firm, we’ve been responding to the coronavirus since December, when it was first reported in Asia Pacific. Our response in the region included the relocation of a regional trading center, restrictions on employee travel and remote working for the vast majority of our Asia-Pac based employees.

As the virus spread to other parts of the globe, cross-functional teams in each region (Americas, Asia Pacific and EMEA) have monitored the situation closely, leveraging our early experience in Asia Pacific to enhance our business continuity planning and execution. These teams - which include representatives from Distribution, Portfolio Management, Trading, Technology, Operations, Human Resources, Business Continuity, Compliance and other areas - with guidance from the Centers for Disease Control, World Health Organization and local health officials - have been taking the necessary steps to ensure our preparedness during a highly fluid situation

We understand the importance of managing our clients’ assets, particularly during times of market volatility. To help ensure we can continue to meet client needs, nearly all our global employees are working remotely, with small select teams working at alternate sites or operating in split shifts to mitigate the risks associated with the virus. Our portfolio managers, research analysts and traders are successfully working remotely or in secure locations with access to all systems necessary to do their jobs and an ability to connect with their teams in managing client assets. Additionally, the client reporting and operational teams that provide information on client portfolios are operating effectively in a work from home status, as are other necessary control and support groups, including our compliance teams. Our teams are in constant communication to ensure timely coordination and early identification of issues. This thoughtful, coordinated approach helps ensure our ability to continue meeting client needs and running our business.

As a result of the recent market reaction to the COVID-19 crisis, AUM declined during the first quarter, but remain above $1 trillion. The decline in AUM adversely impacted our revenues in the first quarter, and we expect it will continue pressuring revenues in the near term.

During this period of market turbulence and uncertainty, we believe it is imperative to maintain financial flexibility.  We continue to manage our expense base to align with the current lower revenue environment through reduced variable compensation and discretionary spend.  We also plan to redeem up to $200 million of seed capital investments where appropriate from certain of our investment products in the near term.  And we will reduce our common dividend to $0.155 per share beginning with the dividend that will be paid in the second quarter. These actions, and others focused on the preservation of capital, seek to help us build liquidity through the present uncertain environment.  Combined, these steps will enable us to further strengthen our balance sheet while preserving our ability to invest in future growth for the benefit of our business and our shareholders.

Other External Factors Impacting Invesco
Invesco has a larger global presence in key markets than many of our peers. As one of the leading investment managers in the UK and Europe, we were more impacted by continuing uncertainties surrounding Brexit. Additionally, our strong position in Asia Pacific meant that Invesco was more affected than others by market uncertainties over the trade issues between China and the U.S.

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

Investment exposure to LIBOR based interest rates could also impact our client portfolios. The U.K. Financial Conduct Authority, has made it clear that the publication of LIBOR is not guaranteed beyond 2021. As a result, firms must transition away from LIBOR to alternative risk-free rates by the end of 2021. The discontinuance of LIBOR may adversely affect the amount of interest payable or interest receivable on certain portfolio investments. These changes may also impact the market liquidity and market value of these portfolio investments. Invesco is finalizing its global assessment of exposure in relation to funds utilizing LIBOR based instruments and benchmarks and is prioritizing the mitigation of risks associated with the forecast changes to financial instruments and performance benchmarks referencing existing LIBOR rates, and concurrently any impact on Invesco portfolios and investment strategies.

Presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of Consolidated Investment Products
The company provides investment management services to, and has transactions with, various retail mutual funds and similar entities, private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Investment products that are consolidated are referred to in this Form 10-Q (Report) as consolidated investment products (CIP). The company’s economic risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees. See also Note 16, "Consolidated Investment Products", for additional information regarding the impact of the consolidation of managed funds.
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
The impact of CIP is so significant to the presentation of the company’s Condensed Consolidated Financial Statements that the company has elected to deconsolidate these products in its non-GAAP disclosures among other adjustments. See Schedule of Non-GAAP Information for additional information regarding these adjustments. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow the AUM discussion:

•	Results of Operations (three months ended March 31, 2020 compared to three months ended March 31, 2019);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.
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

Summary Operating Information
Summary operating information is presented in the table below:

$ in millions, other than per common share amounts, operating margins and AUM	Three months ended March 31,
U.S. GAAP Financial Measures Summary	2020	2019
Operating revenues	1,598.9	1,214.6
Operating income	317.0	200.2
Operating margin	19.8%	16.5%
Net income attributable to Invesco Ltd.	81.5	177.7
Diluted EPS	0.18	0.44

Non-GAAP Financial Measures Summary
Net revenues (1)	1,145.8	887.1
Adjusted operating income (2)	412.7	284.3
Adjusted operating margin (2)	36.0%	32.0%
Adjusted net income attributable to Invesco Ltd. (3)	155.3	224.8
Adjusted diluted EPS (3)	0.34	0.56

Assets Under Management
Ending AUM (billions)	1,053.4	954.8
Average AUM (billions)	1,176.3	932.8
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

	Benchmark Comparison				Peer Group Comparison
	% of AUM Ahead of Benchmark				% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	10yr	1yr	3yr	5yr	10yr
Equities (2)
U.S. Core (4%)	31%	8%	8%	10%	71%	21%	18%	58%
U.S. Growth (5%)	43%	43%	34%	34%	86%	26%	24%	39%
U.S. Value (7%)	48%	48%	42%	42%	8%	—%	3%	3%
Sector (1%)	20%	61%	65%	61%	23%	23%	41%	42%
UK (2%)	14%	14%	15%	41%	13%	18%	18%	32%
Canadian (0%)	—%	5%	—%	10%	—%	—%	—%	—%
Asian (3%)	45%	73%	92%	88%	37%	68%	91%	85%
Continental European (2%)	7%	5%	42%	75%	4%	2%	7%	55%
Global (6%)	55%	66%	69%	86%	26%	21%	35%	43%
Global Ex U.S. and Emerging Markets (12%)	87%	87%	87%	99%	84%	67%	83%	97%
Fixed Income (2)
Money Market (20%)	96%	96%	99%	99%	82%	80%	83%	96%
U.S. Fixed Income (13%)	25%	60%	79%	95%	52%	62%	71%	84%
Global Fixed Income (5%)	47%	51%	55%	52%	49%	51%	34%	49%
Stable Value (6%)	100%	100%	100%	100%	100%	100%	100%	100%
Other (2)
Alternatives (9%)	42%	21%	51%	45%	45%	72%	77%	52%
Balanced (6%)	49%	72%	73%	47%	13%	17%	44%	52%
_________

(1)
Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary funds, unit investment trusts, fund of funds with component funds managed by Invesco, stable value building block funds and CDOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. AUM measured in the one, three, five and ten year quartile rankings represents 57%, 57%, 56% and 51% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three, five and ten year basis represents 68%, 67%, 64% and 56% of total Invesco AUM as of 3/31/20. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (Lipper, Morningstar, IA, Russell, Mercer, eVestment Alliance, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

(2)	Numbers in parenthesis reflect percentage of Total Ranked AUM. Total Ranked AUM is $589.7 billion for the first quarter.

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
The table below illustrates the spot foreign exchange rates used for translation of non-U.S. Dollar denominated assets, liabilities and AUM into U.S. Dollars:

Spot Foreign Exchange Rates	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Pound Sterling ($ per £)	1.241	1.324	1.306	1.274
Japan (¥ per $)	107.995	108.650	110.575	109.735
Euro ($ per Euro)	1.097	1.122	1.122	1.143
The table below illustrates the average foreign exchange rates used for translation of non-U.S. Dollar denominated income, including revenues and expenses, into U.S. Dollars:

	Three months ended March 31,
Average Foreign Exchange Rates	2020	2019
Pound Sterling ($ per £)	1.281	1.302
Japan (¥ per $)	108.996	110.122
Euro ($ per Euro)	1.103	1.136
A comparison of period end spot rates between March 31, 2020 and December 31, 2019 shows a weakening of the Pound Sterling and the Euro relative to the U.S. Dollar, while the Japanese Yen strengthened, which is reflected in the translation of our Pound Sterling-based, Euro-based, and Japanese Yen-based assets, liabilities and AUM into U.S. Dollars, respectively.
A comparison of the average foreign exchange rates used for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 shows a weakening of the Pound Sterling and the Euro relative to the U.S. Dollar, while the Japanese Yen strengthened, which is reflected in the translation of our Pound Sterling-based, Euro-based, and Japanese Yen-based revenue and expenses into U.S. Dollars.

Assets Under Management movements for the three months ended March 31, 2020 compared with the three months ended March 31, 2019
The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM include index-based ETFs, unit investment trusts (UITs), non-management fee earning AUM and other passive mandates. Active AUM is total AUM less Passive AUM.
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

Changes in AUM were as follows:

	For the three months ended March 31,
	2020			2019
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
December 31	1,226.2	929.2	297.0	888.2	667.2	221.0
Long-term inflows	84.7	54.7	30.0	53.8	33.7	20.1
Long-term outflows	(103.8)	(75.3)	(28.5)	(59.2)	(43.0)	(16.2)
Long-term net flows	(19.1)	(20.6)	1.5	(5.4)	(9.3)	3.9
Net flows in non-management fee earning AUM	(9.3)	—	(9.3)	2.1	—	2.1
Net flows in institutional money market funds	26.3	26.3	—	6.8	6.8	—
Total net flows	(2.1)	5.7	(7.8)	3.5	(2.5)	6.0
Reinvested distributions	1.1	1.1	—	0.7	0.7	—
Market gains and losses	(162.7)	(120.0)	(42.7)	60.9	37.3	23.6
Foreign currency translation	(9.1)	(8.7)	(0.4)	1.5	1.6	(0.1)
March 31	1,053.4	807.3	246.1	954.8	704.3	250.5
Average AUM
Average long-term AUM	955.2	792.8	162.4	736.7	599.9	136.7
Average AUM	1,176.3	889.3	287.0	932.8	694.8	238.0
Revenue yield
Gross revenue yield on AUM (1)	56.4	67.9	22.8	53.9	64.3	24.8
Gross revenue yield on AUM before performance fees (1)	56.3	67.7	22.8	52.9	63.0	24.8
Net revenue yield on AUM (2)	39.0	47.2	13.3	38.0	46.1	14.6
Net revenue yield on AUM before performance fees (2)	38.7	46.8	13.3	37.1	44.8	14.6
____________

(1)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding Invesco Great Wall AUM. The average AUM for Invesco Great Wall in the three months ended March 31, 2020 was $43.3 billion (three months ended March 31, 2019: $31.5 billion). It is appropriate to exclude the average AUM of Invesco Great Wall for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of Invesco Great Wall Fund Management Company (“Invesco Great Wall”) is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, is not considered a meaningful effective fee rate measure. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company’s effective fee rate from AUM.

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
Average AUM during the three months ended March 31, 2020 were $1,176.3 billion, compared to $932.8 billion for the three months ended March 31, 2019. The acquisition of OppenheimerFunds business on May 24, 2019 added $224.4 billion in AUM at that date.
Market Returns
Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, global equity markets saw volatility and declines due to the COVID-19 pandemic in March 2020. The resulting decline in AUM adversely impacted our revenues in the first quarter, and we expect it will continue pressuring revenues in the near term.
Foreign Exchange Rates
During the three months ended March 31, 2020, we experienced decrease in AUM of $9.1 billion due to changes in foreign exchange rates. In the three months ended March 31, 2019, AUM increased by $1.5 billion due to foreign exchange rate changes. See the company’s disclosures regarding the changes in foreign exchange rates during three months ended March 31, 2020 in the “Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations” section above for additional information regarding the movement of foreign exchange rates.
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
In the three months ended March 31, 2020, the net revenue yield was 39.0 basis points compared to 38.0 basis points in the three months ended March 31, 2019, an increase of 1.0 basis point. As a result of the acquisition of OppenheimerFunds, AUM increased $224.4 billion during the second quarter of 2019, which was comprised of $219.9 billion of active and $4.5 billion of passive AUM, increasing the proportion of active AUM and positively impacting net revenue yield. However, the first quarter of 2020 was also impacted by shifts in the mix of AUM, resulting from flows into lower fee products and from the market impact of the COVID-19 pandemic, both of which increased the proportion of lower-risk, lower fee AUM. This change has adversely impacted our revenue and resulting revenue yields in the first quarter, and we expect it will continue to pressure revenues in the near term.

At March 31, 2020, active AUM were $807.3 billion, representing 76.6% of total AUM at that date; whereas at March 31, 2019, active AUM were $704.3 billion, representing 73.8% of our total AUM at that date. In the three months ended March 31, 2020, the net revenue yield on active AUM was 47.2 basis points compared to 46.1 basis points in the three months ended March 31, 2019, an increase of 1.1 basis points.

At March 31, 2020, passive AUM were $246.1 billion, representing 23.4% of total AUM at that date; whereas at March 31, 2019, passive AUM were $250.5 billion, representing 26.2% of our total AUM at that date. In the three months ended March 31, 2020, the net revenue yield on passive AUM was 13.3 basis points compared to 14.6 basis points in the three months ended March 31, 2019, a decrease of 1.3 basis points.

Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:
Total AUM by Channel(1)
As of and for the Three Months Ended March 31, 2020 and 2019:

$ in billions	Total	Retail	Institutional
December 31, 2019	1,226.2	878.2	348.0
Long-term inflows	84.7	57.8	26.9
Long-term outflows	(103.8)	(88.1)	(15.7)
Long-term net flows	(19.1)	(30.3)	11.2
Net flows in non-management fee earning AUM	(9.3)	3.7	(13.0)
Net flows in institutional money market funds	26.3	4.9	21.4
Total net flows	(2.1)	(21.7)	19.6
Reinvested distributions	1.1	1.1	—
Market gains and losses	(162.7)	(149.3)	(13.4)
Foreign currency translation	(9.1)	(5.8)	(3.3)
March 31, 2020	1,053.4	702.5	350.9

December 31, 2018	888.2	566.7	321.5
Long-term inflows	53.8	40.3	13.5
Long-term outflows	(59.2)	(44.8)	(14.4)
Long-term net flows	(5.4)	(4.5)	(0.9)
Net flows in non-management fee earning AUM	2.1	(0.7)	2.8
Net flows in institutional money market funds	6.8	3.3	3.5
Total net flows	3.5	(1.9)	5.4
Reinvested distributions	0.7	0.6	0.1
Market gains and losses	60.9	53.0	7.9
Foreign currency translation	1.5	1.1	0.4
March 31, 2019	954.8	619.5	335.3
___________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel(1)
As of and for the Three Months Ended March 31, 2020 and 2019:

$ in billions	Total	Retail	Institutional
December 31, 2019	297.0	275.8	21.2
Long-term inflows	30.0	22.9	7.1
Long-term outflows	(28.5)	(28.4)	(0.1)
Long-term net flows	1.5	(5.5)	7.0
Net flows in non-management fee earning AUM	(9.3)	3.7	(13.0)
Net flows in institutional money market funds	—	—	—
Total net flows	(7.8)	(1.8)	(6.0)
Market gains and losses	(42.7)	(42.8)	0.1
Foreign currency translation	(0.4)	(0.4)	—
March 31, 2020	246.1	230.8	15.3

December 31, 2018	221.0	204.6	16.4
Long-term inflows	20.1	20.1	—
Long-term outflows	(16.2)	(16.2)	—
Long-term net flows	3.9	3.9	—
Net flows in non-management fee earning AUM	2.1	(0.6)	2.7
Net flows in institutional money market funds	—	—	—
Total net flows	6.0	3.3	2.7
Market gains and losses	23.6	23.5	0.1
Foreign currency translation	(0.1)	(0.1)	—
March 31, 2019	250.5	231.3	19.2
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class(2)
As of and for the Three Months Ended March 31, 2020 and 2019:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market (3)	Alternatives
December 31, 2019	1,226.2	598.8	283.5	67.3	91.4	185.2
Long-term inflows	84.7	35.9	28.8	6.6	—	13.4
Long-term outflows	(103.8)	(52.3)	(25.7)	(8.3)	—	(17.5)
Long-term net flows	(19.1)	(16.4)	3.1	(1.7)	—	(4.1)
Net flows in non-management fee earning AUM	(9.3)	4.7	(14.0)	—	—	—
Net flows in institutional money market funds	26.3	—	—	—	26.3	—
Total net flows	(2.1)	(11.7)	(10.9)	(1.7)	26.3	(4.1)
Reinvested distributions	1.1	0.3	0.4	0.1	—	0.3
Market gains and losses	(162.7)	(123.9)	(11.8)	(9.9)	0.5	(17.6)
Foreign currency translation	(9.1)	(4.1)	(1.4)	(1.3)	(0.7)	(1.6)
March 31, 2020	1,053.4	459.4	259.8	54.5	117.5	162.2
Average AUM	1,176.3	556.3	281.9	63.4	96.5	178.2
% of total average AUM	100.0%	47.3%	24.0%	5.4%	8.2%	15.1%

December 31, 2018	888.2	369.1	208.6	55.4	89.9	165.2
Long-term inflows	53.8	24.4	16.2	2.9	0.2	10.1
Long-term outflows	(59.2)	(27.4)	(12.3)	(4.8)	(0.1)	(14.6)
Long-term net flows	(5.4)	(3.0)	3.9	(1.9)	0.1	(4.5)
Net flows in non-management fee earning AUM	2.1	(1.0)	3.1	—	—	—
Net flows in institutional money market funds	6.8	—	—	—	6.8	—
Total net flows	3.5	(4.0)	7.0	(1.9)	6.9	(4.5)
Reinvested distributions	0.7	0.3	0.2	0.1	—	0.1
Market gains and losses	60.9	46.2	4.3	4.5	(0.1)	6.0
Foreign currency translation	1.5	0.9	0.2	0.1	0.3	—
March 31, 2019	954.8	412.5	220.3	58.2	97.0	166.8
Average AUM	932.8	398.9	213.8	57.6	94.9	167.6
% of total average AUM	100.0%	42.8%	22.9%	6.2%	10.2%	18.0%
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class(2)
As of and for the Three Months Ended March 31, 2020 and 2019:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2019	297.0	217.1	58.9	0.9	—	20.1
Long-term inflows	30.0	20.1	3.5	—	—	6.4
Long-term outflows	(28.5)	(19.9)	(3.2)	—	—	(5.4)
Long-term net flows	1.5	0.2	0.3	—	—	1.0
Net flows in non-management fee earning AUM	(9.3)	4.7	(14.0)	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	(7.8)	4.9	(13.7)	—	—	1.0
Market gains and losses	(42.7)	(39.0)	(1.8)	(0.2)	—	(1.7)
Foreign currency translation	(0.4)	(0.2)	(0.2)	—	—	—
March 31, 2020	246.1	182.8	43.2	0.7	—	19.4
Average AUM	287.0	209.6	56.6	0.8	—	20.0
% of total average AUM	100.0%	73.0%	19.7%	0.3%	—%	7.0%

December 31, 2018	221.0	155.3	47.2	0.7	—	17.8
Long-term inflows	20.1	13.9	3.6	—	—	2.6
Long-term outflows	(16.2)	(11.4)	(1.6)	—	—	(3.2)
Long-term net flows	3.9	2.5	2.0	—	—	(0.6)
Net flows in non-management fee earning AUM	2.1	(1.0)	3.1	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	6.0	1.5	5.1	—	—	(0.6)
Market gains and losses	23.6	22.2	0.6	0.1	—	0.7
Foreign currency translation	(0.1)	(0.1)	—	—	—	—
March 31, 2019	250.5	178.9	52.9	0.8	—	17.9
Average AUM	238.0	169.5	49.4	0.8	—	18.3
% of total average AUM	100.0%	71.2%	20.8%	0.3%	—%	7.7%
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile(3)
As of and for the Three Months Ended March 31, 2020 and 2019:

$ in billions	Total	Americas	UK	EMEA Ex UK	Asia
December 31, 2019	1,226.2	879.5	74.4	143.7	128.6
Long-term inflows	84.7	54.6	1.9	16.6	11.6
Long-term outflows	(103.8)	(68.0)	(6.6)	(17.8)	(11.4)
Long-term net flows	(19.1)	(13.4)	(4.7)	(1.2)	0.2
Net flows in non-management fee earning AUM	(9.3)	(8.2)	(0.1)	(1.3)	0.3
Net flows in institutional money market funds	26.3	23.3	0.1	0.1	2.8
Total net flows	(2.1)	1.7	(4.7)	(2.4)	3.3
Reinvested distributions	1.1	1.0	—	—	0.1
Market gains and losses	(162.7)	(123.3)	(11.7)	(17.7)	(10.0)
Foreign currency translation	(9.1)	(2.1)	(4.1)	(1.5)	(1.4)
March 31, 2020	1,053.4	756.8	53.9	122.1	120.6

December 31, 2018	888.2	581.6	76.6	125.5	104.5
Long-term inflows	53.8	29.8	3.2	12.4	8.4
Long-term outflows	(59.2)	(30.8)	(5.7)	(14.1)	(8.6)
Long-term net flows	(5.4)	(1.0)	(2.5)	(1.7)	(0.2)
Net flows in non-management fee earning AUM	2.1	1.4	(0.1)	0.7	0.1
Net flows in institutional money market funds	6.8	3.3	—	0.1	3.4
Total net flows	3.5	3.7	(2.6)	(0.9)	3.3
Reinvested distributions	0.7	0.6	0.1	—	—
Market gains and losses	60.9	43.6	3.1	7.6	6.6
Foreign currency translation	1.5	0.3	1.7	(1.0)	0.5
March 31, 2019	954.8	629.8	78.9	131.2	114.9
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile(3)
As of and for the Three Months Ended March 31, 2020 and 2019:

$ in billions	Total	Americas	UK	EMEA Ex UK	Asia
December 31, 2019	297.0	240.0	0.7	51.4	4.9
Long-term inflows	30.0	18.5	0.3	10.6	0.6
Long-term outflows	(28.5)	(19.7)	(0.2)	(8.2)	(0.4)
Long-term net flows	1.5	(1.2)	0.1	2.4	0.2
Net flows in non-management fee earning AUM	(9.3)	(8.2)	(0.1)	(1.3)	0.3
Net flows in institutional money market funds	—	—	—	—	—
Total net flows	(7.8)	(9.4)	—	1.1	0.5
Market gains and losses	(42.7)	(35.6)	(0.1)	(6.4)	(0.6)
Foreign currency translation	(0.4)	(0.1)	—	(0.3)	—
March 31, 2020	246.1	194.9	0.6	45.8	4.8

December 31, 2018	221.0	184.0	0.7	32.6	3.7
Long-term inflows	20.1	13.0	0.1	6.7	0.3
Long-term outflows	(16.2)	(11.2)	(0.1)	(4.4)	(0.5)
Long-term net flows	3.9	1.8	—	2.3	(0.2)
Net flows in non-management fee earning AUM	2.1	1.4	(0.1)	0.7	0.1
Net flows in institutional money market funds	—	—	—	—	—
Total net flows	6.0	3.2	(0.1)	3.0	(0.1)
Market gains and losses	23.6	20.2	—	2.9	0.5
Foreign currency translation	(0.1)	—	—	(0.1)	—
March 31, 2019	250.5	207.4	0.6	38.4	4.1
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

Results of Operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019
The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.
Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

			Variance
	Three months ended March 31,		2020 vs 2019
$ in millions	2020	2019	$ Change	% Change
Investment management fees	1,168.3	923.7	244.6	26.5%
Service and distribution fees	365.8	219.3	146.5	66.8%
Performance fees	4.8	21.8	(17.0)	(78.0)%
Other	60.0	49.8	10.2	20.5%
Total operating revenues	1,598.9	1,214.6	384.3	31.6%

Invesco Great Wall	53.1	31.8	21.3	67.0%
Revenue Adjustments:
Investment management fees	(204.6)	(187.5)	(17.1)	9.1%
Service and distribution fees	(256.6)	(140.4)	(116.2)	82.8%
Other	(53.9)	(40.1)	(13.8)	34.4%
Total Revenue Adjustments (1)	(515.1)	(368.0)	(147.1)	40.0%
CIP	8.9	8.7	0.2	2.3%
Net revenues (2)	1,145.8	887.1	258.7	29.2%
____________

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

The impact of foreign exchange rate movements decreased operating revenues by $5.5 million, equivalent to 0.3% of total operating revenues, during the three months ended March 31, 2020 when compared to the three months ended March 31, 2019.
Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows), changes in the mix of investment products between asset classes and geographies and acquisitions may materially affect our revenues from period to period.
The results of the OppenheimerFunds acquisition are included from May 24, 2019 (date of acquisition), which causes a large fluctuation between the periods presented here. As discussed in the “Executive Overview” section above, equity markets showed extreme volatility as global markets reacted to the COVID-19 pandemic during in the three months ended March 31, 2020, which impacted our results in the first quarter of 2020. This market downturn offsets some of the acquisition-related increase when comparing between 2020 and 2019. The first quarter of 2020 was also impacted by shifts in the mix of AUM, resulting both from flows and from the market impact of the COVID-19 pandemic, which has adversely impacted our revenue and resulting revenue yields in the first quarter, and we expect it will continue to pressure revenues in the near term.
Investment Management Fees
Investment management fees increased by $244.6 million (26.5%) in the three months ended March 31, 2020 to $1,168.3 million (three months ended March 31, 2019: $923.7 million). This compares to a 26.1% increase in average AUM. The impact of foreign exchange rate movements decreased investment management fees by $4.9 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. After allowing for foreign exchange movements, investment management fees increased by $249.5 million (27.0%), which is consistent with the increased average AUM. However, as discussed above, average AUM in first quarter 2020 was impacted negatively by the market reaction to the COVID-19 crisis, which partially offsets the increases driven by the acquired OppenheimerFunds business (acquired May 24, 2019).
See the company’s disclosures regarding the changes in AUM and revenue yields during the three months ended March 31, 2020 and March 31, 2019 in the “Assets Under Management” section above for additional information regarding the impact of changes in AUM on management fee yields.
Service and Distribution Fees
In the three months ended March 31, 2020, service and distribution fees increased by $146.5 million (66.8%) to $365.8 million when compared to three months ended March 31, 2019 of $219.3 million. The impact of foreign exchange rate movements decreased service and distribution fees by $0.4 million during the three months ended March 31, 2020 as compared to the first quarter of 2019. The total increase is made up of higher distribution fees of $80.4 million, transfer agency fees of $48.5 million, and administrative fees of $13.6 million. The increase is primarily a result of revenues earned from the acquired OppenheimerFunds business (acquired May 24, 2019).
Performance Fees
Of our $1,053.4 billion in AUM at March 31, 2020, approximately $45.7 billion (4.3%) could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts.
In the three months ended March 31, 2020, performance fees decreased by $17.0 million (78.0%) to $4.8 million when compared to the performance fees in the three months ended March 31, 2019 of $21.8 million. Performance fees during the first quarter of 2020 were primarily generated from real estate products.
Other Revenues
In the three months ended March 31, 2020, other revenues increased by $10.2 million (20.5%) to $60.0 million (three months ended March 31, 2019: $49.8 million). There was no impact of foreign exchange rate movements during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase in other revenues was primarily driven by an increase in commissions of $15.1 million as a result of the acquired OppenheimerFunds business (acquired May 24, 2019), partially offset by decreases in UIT revenues of $3.6 million and real estate transaction fees of $2.1 million.
Invesco Great Wall
The company’s most significant joint venture arrangement is our 49% investment in Invesco Great Wall Fund Management Company Limited (the “Invesco Great Wall” joint venture). Management believes that the revenues from Invesco Great Wall should be added to operating revenues to arrive at net revenues, as it is important to evaluate the contribution to the business that Invesco Great Wall is making. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues.
Net revenue from Invesco Great Wall were $53.1 million and average AUM was $43.3 billion, reflecting 100% of the flows and AUM for the three months ended March 31, 2020 (net revenues were $31.8 million and average AUM was $31.5 billion in the three months ended March 31, 2019). The AUM experienced growth in long-term AUM in the period and started the period with diversified long-term AUM from the net sales in balanced and fixed income funds in 2019 Revenues increased as a result of higher AUM, and the first quarter of 2020 also includes increased performance fees and front-end fees.

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
The elimination of management fees earned from CIP was $8.9 million in the three months ended March 31, 2020 (three months ended March 31, 2019: $8.7 million). The increase is due to the increase in management fees earned from CLOs.
Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

			Variance
	Three months ended March 31,		2020 vs 2019
$ in millions	2020	2019	$ Change	% Change
Third-party distribution, service and advisory	515.1	368.0	147.1	40.0%
Employee compensation	421.9	381.3	40.6	10.6%
Marketing	32.7	28.0	4.7	16.8%
Property, office and technology	130.4	107.2	23.2	21.6%
General and administrative	106.3	83.8	22.5	26.8%
Transaction, integration, and restructuring	75.5	46.1	29.4	63.8%
Total operating expenses	1,281.9	1,014.4	267.5	26.4%
The tables below set forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	Three months ended March 31, 2020	% of Total Operating Expenses	% of Operating Revenues	Three months ended March 31, 2019	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	515.1	40.2%	32.2%	368.0	36.3%	30.3%
Employee compensation	421.9	32.9%	26.4%	381.3	37.6%	31.4%
Marketing	32.7	2.6%	2.0%	28.0	2.8%	2.3%
Property, office and technology	130.4	10.2%	8.2%	107.2	10.6%	8.8%
General and administrative	106.3	8.3%	6.6%	83.8	8.3%	6.9%
Transaction, integration, and restructuring	75.5	5.9%	4.7%	46.1	4.5%	3.8%
Total operating expenses	1,281.9	100.0%	80.2%	1,014.4	100.0%	83.5%
During the three months ended March 31, 2020, operating expenses increased by $267.5 million (26.4%) to $1,281.9 million (three months ended March 31, 2019: $1,014.4 million). The impact of foreign exchange rate movements decreased operating expenses by $4.8 million, or 0.4% of total operating expenses, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Third-Party Distribution, Service and Advisory
Third party distribution service and advisory expenses increased $147.1 million 40.0% to $515.1 million in the three months ended March 31, 2020 (three months ended March 31, 2019: $368.0 million). The impact of foreign exchange rate movements decreased third party costs by $0.7 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. After allowing for foreign exchange rate changes, the increase in costs was $147.8 million. Included is an increase of $109.1 million in service fees (primarily 12b-1 fees), $16.5 million in commissions, $12.0 million in asset and sales based fees, $9.6 million in fund expenses, $1.2 million in transaction fees, and $1.0 million in unitary fees, partially offset by a decrease of $1.9 million in renewal commissions. The increase is primarily a result of costs from the acquired OppenheimerFunds business (acquired May 24, 2019). See "Schedule of Non-GAAP Information" for additional disclosures.

Employee Compensation
Employee compensation increased $40.6 million (10.6%) to $421.9 million in the three months ended March 31, 2020 (three months ended March 31, 2019: $381.3 million). The impact of foreign exchange rate movements decreased employee compensation by $2.6 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. After allowing for foreign exchange rate changes, there was an increase in employee compensation of $43.2 million. The increase was driven by increased headcount as a result of the OppenheimerFunds acquisition (acquired May 24, 2019). This increase was primarily related to increases in commissions and bonuses of $41.5 million, base salaries of $30.9 million, and staff benefits of $9.0 million, partially offset by a decrease of $49.2 million related to the mark-to-market on the deferred compensation liability.
Headcount at March 31, 2020 was 8,757 (March 31, 2019: 7,663), with the increase primarily attributable to acquisitions.
Marketing
Marketing expenses increased $4.7 million (16.8%) to $32.7 million in the three months ended March 31, 2020 (three months ended March 31, 2019: $28.0 million). The impact of foreign exchange rate movements decreased marketing expenses by $0.3 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. After allowing for foreign exchange rate changes, the increase in marketing expenses was $5.0 million.
Property, Office and Technology
Property, office and technology costs increased by $23.2 million (21.6%) to $130.4 million in the three months ended March 31, 2020 (three months ended March 31, 2019: $107.2 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $0.7 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. After allowing for foreign exchange rate movements, the increase was $23.9 million. This increase was primarily comprised of lease expenses of $8.7 million, software maintenance of $5.9 million outsourced administration costs of $5.1 million, and depreciation of $3.9 million. The increase is primarily a result of the acquired OppenheimerFunds business (acquired May 24, 2019).
General and Administrative
General and administrative expenses increased by $22.5 million (26.8%) to $106.3 million in the three months ended March 31, 2020 (three months ended March 31, 2019: $83.8 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $0.5 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. After allowing for foreign exchange rate movements, the increase was $23.0 million. The increase was comprised of $14.2 million in fund expenses incurred by CIP, $4.5 million in market data services costs, $3.7 million of irrecoverable taxes, $3.3 million in professional services and regulatory costs and $2.4 million in fund expenses, partially offset by $5.4 million on foreign currency revaluation.
Transaction, Integration, and Restructuring
Transaction, integration, and restructuring charges were $75.5 million for the three months ended March 31, 2020 (three months ended March 31, 2019: $46.1 million). Within the transaction, integration, and restructuring related costs, $71.1 million resulted from the OppenheimerFunds acquisition, which included severance and other personnel-related charges of $48.2 million, share-based compensation expenses of $6.1 million, legal, consulting and other professional fees of $13.8 million, property and equipment expenses of $2.0 million, marketing expenses of $1.2 million, and amortization of intangible assets of $9.5 million. The first quarter 2020 transaction, integration and restructuring costs include $7.3 million related to the previously disclosed liability related to the SteelPath-branded MLP funds, which were part of the OppenheimerFunds acquisition. See Note 15. "Commitments and Contingencies" for additional details.
Transaction, integration, and restructuring costs from other acquisitions included amortization of management contracts and other intangible assets of $6.4 million.

Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

			Variance
	Three months ended March 31,		2020 vs 2019
$ in millions	2020	2019	$ Change	% Change
Equity in earnings of unconsolidated affiliates	16.9	15.0	1.9	12.7%
Interest and dividend income	6.4	4.7	1.7	36.2%
Interest expense	(36.3)	(33.1)	(3.2)	9.7%
Other gains and losses, net	(106.5)	31.1	(137.6)	N/A
Other income/(expense) of CIP, net	(20.1)	38.9	(59.0)	N/A
Total other income and expenses	(139.6)	56.6	(196.2)	N/A
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates increased by $1.9 million to $16.9 million in the three months ended March 31, 2020 (three months ended March 31, 2019: $15.0 million). The increase in equity in earnings is driven by an increase of $6.5 million in Great Wall Funds and $1.1 million in real estate investments, partially offset by decreases of $3.9 million in private equity investments and $1.5 million in other investments. However, certain of these investments are accounted for on a one-month or three-month lag based on the availability of fund financial information; therefore, the equity in earnings may not fully reflect the market disruption that occurred during the three months ended March 31, 2020.
Other gains and losses, net
Other gains and losses, net was a loss of $106.5 million in the three months ended March 31, 2020 (three months ended March 31, 2019: $31.1 million gain). Included in the loss were $67.7 million on investments and instruments held for our deferred compensation plans and $45.6 million of net losses related to the mark-to-market on seed money investments. These losses were partially offset by a gain of $8.8 million on the mark-to-market of an acquisition-related contingent consideration liability.
Other income/(expense) of CIP
Other income/(expense) of CIP includes interest and dividend income, interest expense, and other gains/(losses) of CIP.
In the three months ended March 31, 2020, interest and dividend income of CIP increased by $0.5 million (0.6%) to $85.2 million (three months ended March 31, 2019: $84.7 million). Interest expense of CIP decreased by $1.1 million (1.9%) to $56.9 million (three months ended March 31, 2019: $58.0 million).
Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the three months ended March 31, 2020, other gains and losses of CIP were net losses of $48.4 million as compared to net gains of $12.2 million in the three months ended March 31, 2019.
Net impact of CIP and related noncontrolling interests in consolidated entities
The net impact to net income attributable to Invesco Ltd. in each period primarily represents the changes in the value of the company’s holding in its consolidated CLOs, which is reclassified into other gains/(losses) from accumulated other comprehensive income upon consolidation. The consolidation of investment products during the three months ended March 31, 2020 resulted in a net decrease in net income attributable to Invesco Ltd. of $0.1 million (three months ended March 31, 2019: $1.0 million decrease). CIP are taxed at the investor level and not at the product level; therefore, there is no tax provision reflected in the net impact of CIP.
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

Our effective tax rate increased to 32.4% for the three months ended March 31, 2020 (three months ended March 31, 2019: 25.8%). The three months ended March 31, 2020 includes a 5.2% rate increase related to the vestings of our annual common share-based compensation awards partially offset by a 4.8% rate decrease related to the reversal of an uncertain tax position due to the expiration of the statute of limitations. The inclusion of non-controlling interests in consolidated entities increased our effective tax rate by 3.4% for the three months ended March 31, 2020 (three months ended March 31, 2019: decreased 1.3%). The remainder of the rate movement for the quarter was primarily due to changes in the mix of pre-tax income.
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
Reconciliation of Operating revenues to Net revenues:

	Three months ended March 31,
$ in millions	2020	2019
Operating revenues, U.S. GAAP basis	1,598.9	1,214.6
Invesco Great Wall (1)	53.1	31.8
Revenue Adjustments (2)
Investment management fees	(204.6)	(187.5)
Service and distribution fees	(256.6)	(140.4)
Other	(53.9)	(40.1)
Total Revenue Adjustments	(515.1)	(368.0)
CIP (3)	8.9	8.7
Net revenues	1,145.8	887.1

Reconciliation of Operating income to Adjusted operating income:

	Three months ended March 31,
$ in millions	2020	2019
Operating income, U.S. GAAP basis	317.0	200.2
Invesco Great Wall (1)	32.1	14.9
CIP (3)	25.9	11.5
Transaction, integration, and restructuring (4)	75.5	46.1
Compensation expense related to market valuation changes in deferred compensation plans (5)	(37.8)	11.6
Adjusted operating income	412.7	284.3

Operating margin*	19.8%	16.5%
Adjusted operating margin**	36.0%	32.0%
Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

	Three months ended March 31,
$ in millions, except per common share data	2020	2019
Net income attributable to Invesco Ltd., U.S. GAAP basis	81.5	177.7
CIP (3)	0.1	1.0
Transaction, integration, and restructuring, net of tax (4)	67.4	44.8
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (5)	22.6	(4.7)
Other reconciling items, net of tax (6)	(16.3)	6.0
Adjusted net income attributable to Invesco Ltd.	155.3	224.8

Average common shares outstanding - diluted	458.9	401.9
Diluted EPS	$0.18	$0.44
Adjusted diluted EPS***	$0.34	$0.56
____________

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

***
Adjusted diluted EPS is equal to adjusted net income attributable to Invesco Ltd. divided by the weighted average number of common and restricted common shares outstanding. There is no difference between the calculated EPS amounts presented above and the calculated EPS amounts under the two class method.

(1)	Invesco Great Wall
Management reflects 100% of Invesco Great Wall in its net revenues and adjusted operating expenses. The company’s non-GAAP operating results reflect the economics of these holdings on a basis consistent with the underlying AUM and flows. Adjusted net income is reduced by the amount of earnings attributable to non-controlling interests.

(2)	Revenue Adjustments
In the fourth quarter of 2019, the company changed its presentation of the reconciliation between operating revenues and net revenues. All periods have been conformed to the new presentation. Neither operating revenues nor net revenues totals have changed for any historic periods.

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
See Part I, Item 1, Financial Statements - Note 16 - “"Consolidated Investment Products"” for a detailed analysis of the impact to the company’s Condensed Consolidated Financial Statements from the consolidation of CIP. The reconciling items add back the management and performance fees earned by Invesco from the consolidated products and remove the revenues and expenses recorded by the consolidated products that have been included in the U.S. GAAP Condensed Consolidated Statements of Income.
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

(4)	Transaction, integration, and restructuring related adjustments
Management believes it is useful to investors and other users of our Condensed Consolidated Financial Statements to adjust for the transaction, integration, and restructuring charges in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition and disposition related income or charges. See “Results of Operations for the three months ended months ended March 31, 2020 and 2019 -- Transaction, Integration, and Restructuring” for additional details.

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

See below for a reconciliation of deferred compensation related items:

	Three months ended March 31,
$ in millions	2020	2019
Market movement on deferred compensation plan liabilities:
Compensation expense related to market valuation changes in deferred compensation liability	(37.8)	11.6
Adjustments to operating income	(37.8)	11.6
Market valuation changes and dividend income from investments and instruments held related to deferred compensation plans in other income/(expense)	67.4	(17.7)
Taxation:
Taxation on deferred compensation plan market valuation changes and dividend income less compensation expense	(7.0)	1.4
Adjustments to net income attributable to Invesco Ltd.	22.6	(4.7)

(6)	Other reconciling items
Each of these other reconciling items has been adjusted from U.S. GAAP to arrive at the company’s non-GAAP financial measures for the reasons either outlined in the paragraphs above, due to the unique character and magnitude of the reconciling item, or because the item represents a continuation of a reconciling item adjusted from U.S. GAAP in a prior period.

	Three months ended March 31,
$ in millions	2020	2019
Other non-GAAP adjustments:
Foreign exchange hedge (a)	(1.0)	2.1
Acquisition-related contingent consideration	(8.7)	5.8
Release of uncertain tax position (b)	(9.0)	—
Taxation on foreign exchange hedge amortization (a)	0.2	(0.5)
Taxation on acquisition-related contingent consideration	2.2	(1.4)
Adjustments to net income attributable to Invesco Ltd.	(16.3)	6.0
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

(b)
The income tax provision for the three months ended March 31, 2020 includes a tax benefit of $9.0 million resulting from the reversal of an uncertain tax position due to the expiration of statute of limitations. This benefit has been removed from the company’s non–GAAP results to be consistent with the exclusion of the original provision in a prior period.

Balance Sheet Discussion(1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP and policyholder balances for the reasons outlined in footnote 1 to the table:

	As of March 31, 2020				As of December 31, 2019
Balance sheet information $ in millions	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted
ASSETS
Cash and cash equivalents	940.5	—	—	940.5	1,049.0	—	—	1,049.0
Unsettled fund receivables	213.5	—	—	213.5	162.7	—	—	162.7
Investments	744.5	(533.8)	—	1,278.3	829.5	(640.2)	—	1,469.7
Assets of CIP:				—				—
Investments and other assets of CIP	7,923.4	7,923.4	—	—	7,980.9	7,980.9	—	—
Cash and cash equivalents of CIP	289.0	289.0	—	—	652.2	652.2	—	—
Assets held for policyholders	9,137.3	—	9,137.3	—	10,835.6	—	10,835.6	—
Goodwill and intangible assets, net	15,869.2	—	—	15,869.2	15,867.7	—	—	15,867.7
Other assets (2)	1,893.3	(5.7)	—	1,899.0	2,042.7	(5.6)	—	2,048.3
Total assets	37,010.7	7,672.9	9,137.3	20,200.5	39,420.3	7,987.3	10,835.6	20,597.4
LIABILITIES
Liabilities of CIP:
Debt of CIP	6,172.7	6,172.7	—	—	6,234.6	6,234.6	—	—
Other liabilities of CIP	881.6	881.6	—	—	949.6	949.6	—	—
Policyholder payables	9,137.3	—	9,137.3	—	10,835.6	—	10,835.6	—
Unsettled fund payables	196.0	—	—	196.0	154.2	—	—	154.2
Long-term debt	2,588.8	—	—	2,588.8	2,080.3	—	—	2,080.3
Other liabilities (3)	3,915.4	—	—	3,915.4	4,464.2	(35.2)	—	4,499.4
Total liabilities	22,891.8	7,054.3	9,137.3	6,700.2	24,718.5	7,149.0	10,835.6	6,733.9
EQUITY
Total equity attributable to Invesco Ltd.	13,499.3	(0.1)	—	13,499.4	13,862.5	(0.1)	—	13,862.6
Noncontrolling interests (4)	619.6	618.7	—	0.9	839.3	838.4	—	0.9
Total equity	14,118.9	618.6	—	13,500.3	14,701.8	838.3	—	13,863.5
Total liabilities and equity	37,010.7	7,672.9	9,137.3	20,200.5	39,420.3	7,987.3	10,835.6	20,597.4
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
Cash and cash equivalents
Cash and cash equivalents decreased by $108.5 million from $1,049.0 million at December 31, 2019 to $940.5 million at March 31, 2020. See “Cash Flows Discussion” in the following section within this Management’s Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Investments
As of March 31, 2020, we had $744.5 million in total investments (December 31, 2019: $829.5 million). Included in investments are $175.7 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $155.8 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments decreased by a net $59.8 million during the three months ended March 31, 2020. The decreases in the period were redemptions of $102.2 million and $46.5 million driven by market valuation changes and foreign exchange movements. The decrease in the period was partially offset by purchases of 5.5 million, a non-cash increase of $83.6 million due to the deconsolidation of certain CIP in the period (restoring the company’s formerly eliminated investment balances). Investments related to deferred compensation awards decreased by a net $36.6 million during the period due to the $37.4 million driven by market valuation changes and foreign exchange movements and dispositions of $0.3 million. These decreases were partially offset by net purchases of $1.1 million.
Included in investments are $373.0 million in equity method investments in Invesco Great Wall and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2019: $350.8 million). The increase of $22.2 million in equity method investments was driven by an increase from partnership contributions of $14.2 million and $16.8 million in current period earnings. This increase was partially offset by a decrease of $5.5 million due to distributions from partnership investments and $3.4 million in foreign exchange rates. Also included in investments are foreign time deposits of $25.8 million, a decrease of $6.2 million from the December 31, 2019 balance of $32.0 million.
Assets held for policyholders and policyholder payables
One of our subsidiaries, Invesco Pensions Limited, is an insurance company that was established to facilitate retirement savings plans in the UK. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The decrease in the balance of these accounts from $10,835.6 million at December 31, 2019 to $9,137.3 million at March 31, 2020 was the result of decreases of net business outflows of $1,040.1 million and $658.1 million in foreign exchange rate movements.
Intangible Assets, net
Intangible assets decreased from $7,358.3 million at December 31, 2019, to $7,325.1 million at March 31, 2020. This decrease includes amortization of $15.9 million, foreign exchange movements of $11.8 million, and digital wealth acquisition adjustments of $5.5 million. See Note 5,-- "Intangible Assets" for an analysis of the change in intangible balances between periods.
Given the decline in assets under management in the first quarter of 2020, management determined that an interim impairment test was necessary on certain indefinite-lived management contract assets. The analyses resulted in no impairment; however, to the extent that market conditions or business performance worsens, subsequent impairment tests could result in an impairment of these assets. See Note 5. "Intangible Assets" for additional information regarding the impairment analyses performed in the first quarter.
Goodwill
Goodwill increased from $8,509.4 million at December 31, 2019, to $8,544.1 million at March 31, 2020. The increase includes $287.0 million primarily related to the acquisition adjustment related to the SteelPath-branded MLP funds, $1.1 million related to the preliminary purchase price allocation to intangible assets from the OppenheimerFunds acquisition, partially offset by foreign exchange movements of $253.3 million. See Note 2. "Business Combinations" for additional information regarding Intangible Assets, net and Goodwill.
The company’s annual goodwill impairment review is performed as of October 1 of each year; however, given the decline in assets under management in the first quarter of 2020, management determined that an interim impairment test was necessary. The analysis resulted in no impairment; however, to the extent that market conditions or business performance worsens, subsequent impairment tests could result in an impairment of goodwill. See Note 6 -- "Goodwill" for additional information regarding the Goodwill impairment analysis performed in the first quarter.
Other assets

Other assets decreased from $2,042.7 million at December 31, 2019 to $1,893.3 million at March 31, 2020. The decrease includes the decline in account receivable of $154.6 million.

Long-term debt

Long-term debt increased from $2,080.3 million at December 31, 2019, to $2,588.8 million at March 31, 2020, an increase of $508.5 million. As of March 31, 2020, there was $508.0 million balance outstanding on the credit facility (at December 31, 2019: none). The increased balance on the credit facility reflects the seasonal cash requirements of the annual compensation payments.

Other liabilities

Other liabilities decreased from $4,464.2 million at December 31, 2019 to $3,915.4 million at March 31, 2020. The decreases includes $190.6 million of collateral applied against the forward payable. See Note 8. "Share Capital" for additional information regarding the forward contracts. Also included in the decreases was $549.6 million in accrued compensation and benefits primarily driven by the seasonal cash requirements of the annual compensation payout. These decreases were offset by the establishment of a $380.5 million liability related to the SteelPath-branded MLP funds. See Note 15. "Commitments and Contingencies" for additional details.

Liquidity and Capital Resources
During this period of market turbulence and uncertainty, we believe it is imperative to maintain financial flexibility. We therefore have taken actions to improve our capital strength which includes reducing our common dividend to $0.155 per common share beginning with the dividend that will be paid in the second quarter. We also plan to redeem up to $200 million of seed capital investments where appropriate from certain of our investment products this year. As the company’s focus is on increasing financial strength and building liquidity, the company does not foresee additional share repurchases in 2020 assuming a continuation of the current unfavorable market environment. We continue to manage our expense base to align with the current lower revenue environment through reduced variable compensation and discretionary spend. These actions, and others focused on preservation of capital, seek to help us build liquidity through the present environment. Combined, these steps will enable us to further strengthen our balance sheet while preserving our ability to invest in future growth for the benefit of our business and our shareholders. Notwithstanding these actions, our capital management priorities will continue to emphasize maintaining a sustainable dividend and returning capital to shareholders.
Our capital structure, together with available cash balances, cash flows generated from operations, existing capacity under our credit facility and further capital market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements.
Our capital management process is executed in a manner consistent with our desire to maintain strong, investment grade credit ratings. As of the filing of the Report, Invesco held credit ratings of BBB+/Stable, A2/Stable and A-/Stable from Standard & Poor’s Ratings Service (“S&P”), Moody’s Investor Services (“Moody’s”) and Fitch Ratings (“Fitch”), respectively. Our ability to continue to access the capital markets in a timely manner depends on several factors, including our credit ratings, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
During the first quarter, 2.3 million common shares were withheld in the amount of $31.5 million related to tax withholding requirements on employee share vestings.
In regard to its previously completed forward contracts, the company prepaid $190.6 million against the forward payable, resulting in a remaining forward contract liability of $307.8 million as of March 31, 2020. The net collateral paid balance at March 31, 2020 was $87.9 million. Refer to Note 8. "Share Capital" for additional details.

As of March 31, 2020, the outstanding balance on the $1.5 billion capacity credit facility was $508 million. The increased balance on the credit facility reflects the seasonal cash requirements of the annual compensation payments.
Other items
Certain of our subsidiaries are required to maintain minimum levels of capital. Such requirements may change from time-to-time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance, and review from regulators. These and other similar provisions of applicable laws and regulations may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries (the European sub-group) are subject to consolidated capital requirements under

EU Directives, including those arising from the EU’s Capital Requirements Directive and the UK’s Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. We are in compliance with all regulatory minimum net capital requirements. As of March 31, 2020, the company’s minimum regulatory capital requirement was $716.5 million (December 31, 2019: $753.6 million). The total amount of non-U.S. cash and cash equivalents was $733.1 million at March 31, 2020 (December 31, 2019: $847.0 million).
The consolidation of $8.2 billion and $6.2 billion of assets and long-term debt of CIP as of March 31, 2020, respectively, did not impact the company’s liquidity and capital resources. The company’s risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees. The majority of CIP balances related to consolidated CLOs. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management and performance fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, Financial Statements - Note 16, “"Consolidated Investment Products",” for additional details.
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

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flow information, excluding the impact of the cash flows of Consolidated Investment Products for the reasons outlined in footnote 1 to the table:

Cash flow information(1)	Three months ended March 31, 2020			Three months ended March 31, 2019
$ in millions	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash and cash equivalents, beginning of the period	1,701.2	652.2	1,049.0	1,805.4	657.7	1,147.7
Cash flows from operating activities(1)	(77.0)	1.3	(78.3)	(120.4)	(61.3)	(59.1)
Cash flows from investing activities	(452.0)	(382.6)	(69.4)	(333.4)	(349.5)	16.1
Cash flows from financing activities	96.3	23.4	72.9	(87.0)	9.4	(96.4)
Increase/(decrease) in cash and cash equivalents	(432.7)	(357.9)	(74.8)	(540.8)	(401.4)	(139.4)
Foreign exchange movement on cash and cash equivalents	(38.7)	(5.0)	(33.7)	3.6	(5.2)	8.8
Net cash inflows (outflows) upon consolidation/deconsolidation of CIP	(0.3)	(0.3)	—	0.1	0.1	—
Cash and cash equivalents, end of the period	1,229.5	289.0	940.5	1,268.3	251.2	1,017.1

Cash and cash equivalents	940.5	—	940.5	1,017.1	—	1,017.1
Cash and cash equivalents of CIP	289.0	289.0	—	251.2	251.2	—
Total cash and cash equivalents per consolidated statement of cash flows	1,229.5	289.0	940.5	1,268.3	251.2	1,017.1
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
During the three months ended March 31, 2020, cash used in operating activities was $77.0 million compared to $120.4 million used in during the three months ended March 31, 2019. As shown in the tables above, the impact of CIP to cash used in operating activities was $1.3 million of cash provided by during the three months ended March 31, 2020 compared to $61.3 million of cash used during the three months ended March 31, 2019. Excluding the impact of CIP, cash used in operations was $78.3 million during the three months ended March 31, 2020 compared to $59.1 million of cash used in operating activities during the three months ended March 31, 2019.
There were no significant non-cash items that impacted the comparison between the periods of operating income to net cash provided by operations.
Investing Activities
Net cash used in investing activities totaled $452.0 million for the three months ended March 31, 2020 (three months ended March 31, 2019: net cash used of $333.4 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $382.6 million used (three months ended March 31, 2019: $349.5 million used). Excluding the impact of CIP cash flows, net cash used in investing activities was $69.4 million (three months ended March 31, 2019: net cash provided of $16.1 million).
Cash outflows for the three months ended March 31, 2020, excluding the impact of CIP, included $50.1 million of net collateral paid on the forward contracts (three months ended March 31, 2019: $42.4 million collateral received) and purchases of investments of $42.8 million (three months ended March 31, 2019: $76.6 million). These outflows were partially offset by proceeds of $42.7 million from sales and returns of capital of investments (three months ended March 31, 2019: $71.4 million).

During the three months ended March 31, 2020, the company had capital expenditures of $19.2 million (three months ended March 31, 2019: $21.1 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each period, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.
Financing Activities
Net cash provided by financing activities totaled $96.3 million for the three months ended March 31, 2020 (three months ended March 31, 2019: net cash used of $87.0 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $23.4 million (three months ended March 31, 2019: cash provided of $9.4 million). Excluding the impact of CIP, financing activities provided net cash of $72.9 million in the three months ended March 31, 2020 (three months ended March 31, 2019: net cash used of $96.4 million).
Financing cash inflows during the three months ended March 31, 2020 included a borrowing of $508.0 million on the credit facility primarily driven by the seasonal cash requirements of the annual compensation payout (three months ended March 31, 2019: borrowing of $106.3 million). These inflows were offset by a $190.6 million pre-payment on the forward contracts, $140.9 million of common dividend payments for the dividends declared in January (three months ended March 31, 2019: common dividends paid of $120.1 million), $59.2 million of preferred dividend payments for dividends declared in January (three months ended March 31, 2019: none), the payment of $31.5 million to meet employees’ withholding tax obligations on common share vestings (three months ended March 31, 2019: $28.6 million) and a payment of $12.9 million of contingent consideration (three months ended March 31, 2019: $4.0 million). Financing cash outflows during the three months ended March 31, 2019 also included the purchase of common shares through market transactions totaling $50.0 million.
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
During this period of market turbulence and uncertainty, we believe it is imperative to maintain financial flexibility. We therefore reduced our common dividend to $0.155 per common share beginning with the dividend that will be paid in the second quarter. This action, and others focused on preservation of capital, seek to help us build liquidity through the present uncertain environment. Longer term, the reduction in common dividends will enable us to further strengthen our balance sheet for the benefit of our business and our shareholders.

On April 23, 2020, the company announced a first quarter 2020 cash dividend of $0.155 per share to holders of common shares, payable on June 3, 2020, to shareholders of record at the close of business on May 11, 2020 with an ex-dividend date of May 8, 2020.
On April 23, 2020 the company announced a preferred dividend of $14.75 per share to the holders of preferred shares, representing the period from March 1, 2020 through May 31, 2020. The preferred dividend is payable on June 3, 2020 to shareholders of record at close of business on May 15, 2020.

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
Common Share Repurchase Plan
The company did not purchase shares in the open market during the three months ended March 31, 2020, (three months ended March 31, 2019: the company repurchased 2.6 million shares in the market at a cost on $50 million).The company did withhold an aggregate of 2.3 million common shares on vesting events during the three months ended March 31, 2020 to meet employees’ withholding tax obligations (three months ended March 31, 2019: 1.4 million shares). The fair value of these common shares withheld at the respective withholding dates was $31.5 million during the three months ended March 31, 2020 (three months ended March 31, 2019: $28.6 million). At March 31, 2020, approximately $732.2 million remains available under the share repurchase authorizations approved by the Board on July 22, 2016.
As the company’s focus is on increasing financial strength and building liquidity, the company does not foresee additional share repurchases in 2020 assuming a continuation of the current unfavorable market environment.
Long-term debt
Our long-term debt at March 31, 2020 was $2,588.8 million (December 31, 2019: $2,080.3 million) and was comprised of the following:

$ in millions	March 31, 2020	December 31, 2019
$1.5 billion floating rate credit facility expiring August 11, 2022	508.0	—
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	598.3	598.1
$600 million 4.000% - due January 30, 2024	596.1	595.8
$500 million 3.750% - due January 15, 2026	496.3	496.1
$400 million 5.375% - due November 30, 2043	390.1	390.3
Long-term debt	2,588.8	2,080.3
For the three months ended March 31, 2020, the company’s weighted average cost of debt was 3.94% (three months ended March 31, 2019: 3.93%).
Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of March 31, 2020, we were in compliance with our financial covenants. At March 31, 2020, our leverage ratio was 1.68:1.00 (December 31, 2019: 1.31:1.00), and our interest coverage ratio was 11.13:1.00 (December 31, 2019: 11.76:1.00).
The March 31, 2020 coverage ratio calculations are as follows:

$ millions	Total	Q1 2020	Q4 2019	Q3 2019	Q2 2019
Net income attributable to Invesco Ltd.	468.5	81.5	179.8	167.1	40.1
Dividends on preferred shares	182.8	59.2	59.2	64.4	—
Impact of CIP on net income attributable to Invesco Ltd.	0.7	0.1	0.3	1.9	(1.6)
Tax expense	226.3	57.4	80.4	74.0	14.5
Amortization/depreciation	189.7	48.4	52.5	48.5	40.3
Interest expense	138.9	36.3	34.6	35.0	33.0
Common share-based compensation expense	205.1	47.4	48.7	49.4	59.6
Unrealized gains and losses from investments, net*	50.6	74.6	(11.6)	(4.7)	(7.7)
Pre-acquisition EBITDA of acquired business	83.9	—	—	—	83.9
EBITDA**	1,546.5	404.9	443.9	435.6	262.1
Adjusted debt**	$2,599.1
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	1.68
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	11.13
____________

*
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

**
EBITDA and Adjusted debt are non-GAAP financial measures; however, management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals total debt of $2,588.8 million plus $10.3 million in letters of credit.

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
Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of March 31, 2020, our maximum exposure to credit risk related to our cash and cash equivalent balances is $940.5 million. See Part I, Item 1, Financial Statements - Note 17, “"Related Parties",” for information regarding cash and cash equivalents invested in affiliated money market funds.
The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.

Liquidity Risk
Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as the same become due. The company is exposed to liquidity risk through its $2,588.8 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities, and engaging external financing sources in regular dialogue.
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
Off Balance Sheet Commitments
See Part I, Item 1, Financial Statements - Note 15, “Commitments and Contingencies - Off Balance Sheet Commitments,” for more information regarding undrawn capital commitments.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension, and acquisition contracts. During the three months ended March 31, 2020, there were no material changes to the company’s contractual obligations.
Critical Accounting Policies and Estimates
There have been no significant changes to the critical accounting policies disclosed in our most recent Form 10-K for the year ended December 31, 2019. Critical accounting policies are those that require management’s most difficult, subjective or complex judgments and would therefore be deemed the most critical to an understanding of our results of operations and financial condition.
Recent Accounting Standards
See Part I, Item 1, Financial Statements - Note 1, “"Accounting Policies" - Accounting Pronouncements Recently Adopted.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk, and foreign exchange rate risk. There have not been any material changes to the company’s exposures to market risks during the period ended March 31, 2020 that would require an update to the disclosures provided in the most recent Form 10-K.
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
Interest Rate Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. See Part I, Item 1, Financial Statements - Note 7, "Long-Term Debt" for details of the company’s long-term debt arrangements. As of March 31, 2020, the interest rates on 80.4% of the company’s borrowings were fixed for a weighted average period of 7.7 years, and the company had a $508.0 million balance on its floating rate credit facility.
Foreign Exchange Rate Risk
The company has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco Ltd. The company has in place a put option contract to hedge its Pound-Sterling-based operating income through June 30, 2020. The contract is set at a strike level of $1.250 based on the average daily foreign exchange rates for the applicable time period.
The company is exposed to foreign exchange revaluation into the Condensed Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation losses were $1.9 million in the three months ended March 31, 2020 (three months ended March 31, 2019: $0.5 million gains), and are included in general and administrative expenses and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation and have put in place net investment hedge structures discussed in Part I, Item 1, Financial Statements - Note 9, "Other Comprehensive Income/(Loss)".

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
We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2020. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated any change in our internal control over financial reporting that occurred during the three months ended March 31, 2020 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
See Part I, Item 1, Financial Statements - Note 15, “Commitments and Contingencies - Legal Contingencies,” for information regarding legal proceedings.
Item 1A.  Risk Factors
The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019, other than as noted below.
As a result of the recent global market reactions to the COVID-19 pandemic, our assets under management (AUM) have declined and adversely impacted our revenues and we face various potential operational challenges due to the pandemic.
As a result of the recent global market reactions to the COVID-19 pandemic, our assets under management (AUM) declined significantly during the first quarter of 2020. The decline in AUM adversely impacted our revenues in the first quarter and we expect the decline in AUM to continue adversely impacting our revenues in the near term. The volatility in the global markets has also adversely affected the liquidity of certain managed investment products in which client and company assets are invested. We are unable to predict at this time the full extent of the adverse financial impact on the company associated with market reactions to the COVID-19 pandemic.
Further, in response to mandated precautions where applicable and to ensure the safety of our employees, nearly all our employees are working remotely at this time to seek to mitigate the risks associated with the COVID-19 virus. While our teams have been successful in working remotely, operational challenges may arise in the future. Many of the key service providers we rely on also have transitioned to working remotely. If we or they were to experience material disruptions in the ability for our or their employees to work remotely (e.g., disruption in Internet-based communications systems and networks; or the break-down in the availability of essential goods and services, such as material disruptions to the delivery of food or power), our ability to operate our business normally could be materially adversely disrupted. Similarly, to date our own employees and, we believe, the employees of our key service providers, have not experienced any material degree of illness due to the COVID-19 virus. In the event that our or their workforces, or key components thereof, were to experience significant illness levels, our ability to operate our business normally could be materially adversely disrupted. Any such material adverse disruptions to our business operations could have a material adverse impact on our results of operation or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended March 31, 2020:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
January 1-31, 2020	319,804	$18.03	—	$732.2
February 1-29, 2020	1,699,375	$14.41	—	$732.2
March 1-31, 2020	298,425	$13.48	—	$732.2
Total	2,317,604		—

(1)	An aggregate of 2,317,604 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.

(2)	At March 31, 2020, a balance of $732.2 million remains available under the share repurchase authorization approved by the Board on July 22, 2016.

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

10.1	Form of Restricted Stock Unit Award Agreement - Time Vesting - for UCITS staff - under the Invesco Ltd. 2016 Global Equity Incentive Plan (Feb 2020)
10.2	Form of Restricted Stock Unit Award Agreement - Performance Vesting - for UCITS staff - under the Invesco Ltd. 2016 Global Equity Incentive Plan (Feb 2020)
10.3	Form of Restricted Fund Unit Agreement - Upfront Awards - for UCITS staff - under Invesco Ltd. Deferred Incentive Plan (Feb 2020)
31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Loren M. Starr pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Loren M. Starr pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31 2020, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
April 23, 2020	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

April 23, 2020	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer