Form 10-Q
period 2020-06-30
Invesco Ltd.
filed 2020-07-31
CIK 914208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-13908
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of June 30, 2020, the most recent practicable date, the number of Common Shares outstanding was 459,165,929.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except per share data	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	987.1	1,049.0
Unsettled fund receivables	129.2	162.7
Accounts receivable	701.0	855.6
Investments	709.1	829.5
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	284.1	652.2
Accounts receivable and other assets of CIP	243.7	172.9
Investments of CIP	7,398.5	7,808.0
Assets held for policyholders	8,020.9	10,835.6
Prepaid assets	128.6	144.0
Other assets	490.4	459.6
Property, equipment and software, net	555.1	583.5
Intangible assets, net	7,313.1	7,358.3
Goodwill	8,618.3	8,509.4
Total assets	35,579.1	39,420.3
LIABILITIES
Accrued compensation and benefits	575.5	1,030.7
Accounts payable and accrued expenses	1,878.9	1,904.0
Liabilities of CIP:
Debt of CIP	6,247.6	6,234.6
Other liabilities of CIP	653.2	949.6
Policyholder payables	8,020.9	10,835.6
Unsettled fund payables	118.1	154.2
Long-term debt	2,407.0	2,080.3
Deferred tax liabilities, net	1,507.4	1,529.5
Total liabilities	21,408.6	24,718.5
Commitments and contingencies (See Note 13)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	202.8	383.5
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized, issued and outstanding as of June 30, 2020 and December 31, 2019)	4,010.5	4,010.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million shares issued as of June 30, 2020 and December 31, 2019)	113.2	113.2
Additional paid-in-capital	7,788.4	7,860.8
Treasury shares	(3,319.1)	(3,452.5)
Retained earnings	5,825.0	5,917.8
Accumulated other comprehensive income/(loss), net of tax	(816.0)	(587.3)
Total equity attributable to Invesco Ltd.	13,602.0	13,862.5
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	365.7	455.8
Total permanent equity	13,967.7	14,318.3
Total liabilities, temporary and permanent equity	35,579.1	39,420.3
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per share data	2020	2019	2020	2019
Operating revenues:
Investment management fees	1,037.1	1,071.3	2,205.4	1,995.0
Service and distribution fees	332.7	294.1	698.5	513.4
Performance fees	3.5	15.7	8.3	37.5
Other	45.7	58.3	105.7	108.1
Total operating revenues	1,419.0	1,439.4	3,017.9	2,654.0
Operating expenses:
Third-party distribution, service and advisory	444.0	451.8	959.1	819.8
Employee compensation	454.6	421.9	876.5	803.2
Marketing	14.4	33.4	47.1	61.4
Property, office and technology	128.3	114.9	258.7	222.1
General and administrative	188.9	94.2	295.2	178.0
Transaction, integration, and restructuring	71.7	304.9	147.2	351.0
Total operating expenses	1,301.9	1,421.1	2,583.8	2,435.5
Operating income	117.1	18.3	434.1	218.5
Other income/(expense):
Equity in earnings of unconsolidated affiliates	11.2	12.1	28.1	27.1
Interest and dividend income	2.4	3.9	8.8	8.6
Interest expense	(34.8)	(33.0)	(71.1)	(66.1)
Other gains and losses, net	60.0	24.1	(46.5)	55.2
Other income/(expense) of CIP, net	(50.5)	51.1	(70.6)	90.0
Income before income taxes	105.4	76.5	282.8	333.3
Income tax provision	(43.4)	(14.5)	(100.8)	(80.7)
Net income	62.0	62.0	182.0	252.6
Net (income)/loss attributable to noncontrolling interests in consolidated entities	37.7	(21.9)	58.4	(34.8)
Dividends declared on preferred shares	(59.2)	—	(118.4)	—
Net income attributable to Invesco Ltd.	40.5	40.1	122.0	217.8

Earnings per common share:
-basic	$0.09	$0.09	$0.27	$0.52
-diluted	$0.09	$0.09	$0.26	$0.52

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
$ in millions	2020	2019	2020	2019
Net income	62.0	62.0	182.0	252.6
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	86.2	1.5	(228.8)	62.4
Other comprehensive income/(loss), net	3.3	0.7	0.1	1.2
Other comprehensive income/(loss)	89.5	2.2	(228.7)	63.6
Total comprehensive income/(loss)	151.5	64.2	(46.7)	316.2
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	37.7	(21.9)	58.4	(34.8)
Dividends on preferred shares	(59.2)	—	(118.4)	—
Comprehensive income/(loss) attributable to Invesco Ltd.	130.0	42.3	(106.7)	281.4
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
$ in millions	2020	2019
Operating activities:
Net income	182.0	252.6
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	98.7	76.6
Common share-based compensation expense	95.2	109.4
Other (gains)/losses, net	46.5	(55.2)
Other (gains)/losses of CIP, net	126.1	(31.4)
Equity in earnings of unconsolidated affiliates	(28.1)	(27.1)
Distributions from equity method investees	29.3	2.9
Changes in operating assets and liabilities, net of business acquisitions:
(Purchase)/sale of investments by CIP, net	(24.4)	(84.5)
(Purchase)/sale of investments, net	174.5	73.2
(Increase)/decrease in receivables	2,391.5	(143.1)
Increase/(decrease) in payables	(2,830.4)	174.0
Net cash provided by/(used in) operating activities	260.9	347.4
Investing activities:
Purchase of property, equipment and software	(47.0)	(49.0)
Disposal of property, equipment and software	(0.2)	—
Purchase of investments by CIP	(2,742.7)	(2,080.9)
Sale of investments by CIP	2,041.4	1,213.5
Purchase of investments	(73.0)	(134.5)
Sale of investments	93.5	60.8
Capital distributions from equity method investees	13.7	60.7
Collateral received/(posted), net	(28.7)	55.2
Purchase of business, net of cash acquired	—	339.9
Net cash provided by/(used in) investing activities	(743.0)	(534.3)
Financing activities:
Purchases of treasury shares	(34.9)	(143.8)
Dividends paid - preferred	(118.4)	—
Dividends paid - common	(214.5)	(245.5)
Third-party capital invested into CIP	82.5	120.7
Third-party capital distributed by CIP	(153.4)	(48.5)
Borrowings of debt by CIP	1,075.1	834.6
Repayments of debt by CIP	(686.1)	(396.1)
Payment on forward contracts	(190.6)	—
Net borrowings/(repayments) under credit facility	325.6	(289.4)
Payment of contingent consideration	(14.0)	(8.0)
Net cash provided by/(used in) financing activities	71.3	(176.0)
Increase/(decrease) in cash and cash equivalents	(410.8)	(362.9)
Foreign exchange movement on cash and cash equivalents	(28.3)	4.5
Foreign exchange movement on cash and cash equivalents of CIP	(0.1)	(4.1)
Net cash inflows/(outflows) upon consolidation/deconsolidation of CIP	9.2	(7.6)
Cash and cash equivalents, beginning of period	1,701.2	1,805.4
Cash and cash equivalents, end of period	1,271.2	1,435.3
Cash and cash equivalents	987.1	1,199.4
Cash and cash equivalents of CIP	284.1	235.9
Total cash and cash equivalents per consolidated statement of cash flows	1,271.2	1,435.3

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three months ended June 30, 2020
	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
April 1, 2020	4,010.5	113.2	7,747.7	(3,323.2)	5,856.6	(905.5)	13,499.3	443.1	13,942.4	176.5
Net income	—	—	—	—	99.7	—	99.7	(60.4)	39.3	22.7
Other comprehensive income/(loss)	—	—	—	—	—	89.5	89.5	—	89.5	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(17.0)	(17.0)	3.6
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.155 per share)	—	—	—	—	(72.1)	—	(72.1)	—	(72.1)	—
Common share-based compensation	—	—	47.8	—	—	—	47.8	—	47.8	—
Vested common shares	—	—	(6.6)	6.6	—	—	—	—	—	—
Other common share awards	—	—	(0.5)	0.9	—	—	0.4	—	0.4	—
Purchase of common shares	—	—	—	(3.4)	—	—	(3.4)	—	(3.4)	—
June 30, 2020	4,010.5	113.2	7,788.4	(3,319.1)	5,825.0	(816.0)	13,602.0	365.7	13,967.7	202.8

Three months ended June 30, 2019
	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
April 1, 2019		98.1	6,273.7	(2,971.0)	5,942.1	(673.6)	8,669.3	340.1	9,009.4	451.1
Net income		—	—	—	40.1	—	40.1	16.3	56.4	5.6
Other comprehensive income/(loss)		—	—	—	—	2.2	2.2	—	2.2	—
Change in noncontrolling interests in consolidated entities, net		—	—	—	—	—	—	8.6	8.6	(60.3)
Issuance of shares	4,010.5	15.1	1,438.2				5,463.8		5,463.8
Dividends declared - common ($0.31 per share)		—	—	—	(125.4)	—	(125.4)	—	(125.4)	—
Common share-based compensation		—	59.6	—	—	—	59.6	—	59.6	—
Vested common shares		—	39.3	49.4	—	—	88.7	—	88.7	—
Other common share awards		—	—	0.3	—	—	0.3	—	0.3	—
Purchase of common shares		—	—	(263.9)	—	—	(263.9)	—	(263.9)	—
June 30, 2019	4,010.5	113.2	7,810.8	(3,185.2)	5,856.8	(671.4)	13,934.7	365.0	14,299.7	396.4

Six months ended June 30, 2020
	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2020	4,010.5	113.2	7,860.8	(3,452.5)	5,917.8	(587.3)	13,862.5	455.8	14,318.3	383.5
Net income	—	—	—	—	240.4	—	240.4	(36.0)	204.4	(22.4)
Other comprehensive income/(loss)	—	—	—	—	—	(228.7)	(228.7)	—	(228.7)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(54.1)	(54.1)	(158.3)
Dividends - preferred ($29.50 per share)	—	—	—	—	(118.4)	—	(118.4)	—	(118.4)	—
Dividends declared - common ($0.465 per share)	—	—	—	—	(214.8)	—	(214.8)	—	(214.8)	—
Employee common share plans:
Common share-based compensation	—	—	95.2	—	—	—	95.2	—	95.2	—
Vested common shares	—	—	(167.0)	167.0	—	—	—	—	—	—
Other common share awards	—	—	(0.6)	1.3	—	—	0.7	—	0.7	—
Purchase of common shares	—	—	—	(34.9)	—	—	(34.9)	—	(34.9)	—
June 30, 2020	4,010.5	113.2	7,788.4	(3,319.1)	5,825.0	(816.0)	13,602.0	365.7	13,967.7	202.8

Six months ended June 30, 2019
	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2019	—	98.1	6,334.8	(3,003.6)	5,884.5	(735.0)	8,578.8	357.4	8,936.2	396.2
Net income	—	—	—	—	217.8	—	217.8	10.2	228.0	24.6
Other comprehensive income/(loss)	—	—	—	—	—	63.6	63.6	—	63.6	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(2.6)	(2.6)	(24.4)
Issuance of Shares	4,010.5	15.1	1,438.2	—	—	—	5,463.8	—	5,463.8	—
Dividends declared - common ($0.61 per share)	—	—	—	—	(245.5)	—	(245.5)	—	(245.5)	—
Common share-based compensation	—	—	109.4	—	—	—	109.4	—	109.4	—
Vested common shares	—	—	(71.5)	160.2	—	—	88.7	—	88.7	—
Other common share awards	—	—	(0.1)	0.7	—	—	0.6	—	0.6	—
Purchase of common shares	—	—	—	(342.5)	—	—	(342.5)	—	(342.5)	—
June 30, 2019	4,010.5	113.2	7,810.8	(3,185.2)	5,856.8	(671.4)	13,934.7	365.0	14,299.7	396.4

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
Use of Estimates
The three and six months ended June 30, 2020 were characterized by heightened uncertainty due to the COVID-19 pandemic which led to a higher level of judgment used in estimates and assumptions made by management. The primary estimates and assumptions made relate to goodwill and intangible impairment, the impact of legal contingencies, certain investments which are carried at fair value, post-employment benefit plan obligations and taxes. Additionally, estimation is involved when determining investment and debt valuation for certain CIP; however, changes in the fair values of these amounts are largely offset by noncontrolling interests. Use of available information and application of judgment are inherent in the formation of estimates. Actual results in the future could differ from such estimates, and the differences may be material to the Condensed Consolidated Financial Statements.

As of March 31, 2020, we performed interim impairment tests on goodwill and certain indefinite-lived management contract assets due to the decline in our assets under management resulting from COVID-19. The tests performed at that time indicated no impairment. The company determined that interim impairment tests were not necessary in the quarter ended June 30, 2020.

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

Pending Accounting Pronouncements
None.
2. BUSINESS COMBINATIONS
On May 24, 2019, the company acquired OppenheimerFunds, an investment management subsidiary of Massachusetts Mutual Life Insurance Company’s (MassMutual), with consideration to MassMutual and OppenheimerFunds employee shareholders consisting of $35.0 million in cash, 81.9 million shares of common stock and $4.0 billion in perpetual, non-cumulative preferred shares with a 21-year non-call period and a fixed rate of 5.9%. The 81.9 million shares are composed of 75.7 million common shares issued on the closing date and 6.2 million Invesco restricted common stock awards granted to employee shareholders. MassMutual has an approximate 16.5% stake in the common stock of the combined firm as of June 30, 2020. Invesco and MassMutual entered into a shareholder agreement, in which MassMutual has customary minority shareholder rights, including representation on Invesco’s board of directors. The shareholder agreement with MassMutual specifies a lock-up period of two years for the common stock and five years for the preferred stock. MassMutual may not sell common or preferred shares received as purchase consideration during the respective lock-up periods.
The acquired business enhances the company’s ability to meet client needs through its comprehensive range of high-conviction active, passive and alternative capabilities.
The transaction was accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the transaction. The issuance of common stock and preferred stock consideration represents a non-cash financing activity related to the statement of cash flows. The following table summarizes the finalized amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the consideration transferred to acquire OppenheimerFunds.

$ in millions	Fair Value
ASSETS
Cash and cash equivalents	360.0
Accounts receivable	133.1
Investments	178.4
Prepaid assets	24.8
Other assets	181.2
Property, equipment and software, net	104.1
Intangible assets(1)	5,189.0
Goodwill(2)	1,505.3
Total assets	7,675.9
LIABILITIES
Accrued compensation and benefits	263.9
Accounts payable and accrued expenses(2)	728.1
Deferred tax liabilities, net	1,088.0
Total liabilities	2,080.0
Total identifiable net assets	5,595.9

Summary of consideration
Cash consideration	35.0
Common stock consideration(3)	1,453.6
Preferred stock consideration(4)	4,010.5
Other consideration(5)	96.8
Total cash and stock consideration	5,595.9
____________

(1)	Intangible assets are comprised of the following:

•	indefinite-lived intangible asset related to management contracts of $4,907.0 million consists primarily of contracts related to mutual funds.

•	finite-lived intangible asset related to management contracts of $255.0 million consists primarily of contracts related to sub-advised accounts and has an estimated useful life of eight years.

•	acquired trade name asset of $27.0 million has an estimated useful life of six years.
The intangible assets created in the acquisition are not deductible for tax purposes.

(2)
Goodwill is calculated as the difference between the acquisition date fair value of the total consideration transferred and the aggregate values assigned to the assets acquired and liabilities assumed. The goodwill created in the acquisition is not expected to be deductible for tax purposes. The goodwill balance resulted primarily from the opening balance sheet net deferred tax liability. As a result of an accounting matter related to four Master Limited Partnership funds, the company adjusted the initial accounting for the acquisition by recording a liability of an estimated amount of $380.5 million, an adjustment to goodwill of $287.0 million and a deferred tax asset of $93.5 million (for expected future tax benefits) during the first quarter of 2020. See Note 13, "Commitments and Contingencies", for additional details regarding the accounting matter.

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

(4)	The preferred shares were fair valued using a discounted cash flow model, resulting in a value of $1,000 per share.

(5)	Other consideration primarily consists of the fair value of the vested portion of replacement employee common share-based awards.

The changes in the carrying amount of goodwill from December 31, 2019 to June 30, 2020 are primarily due to the OppenheimerFunds acquisition.

$ in millions	Net Book Value
January 1, 2020	8,509.4
Purchase price adjustments	285.8
Foreign exchange	(176.9)
June 30, 2020	8,618.3

Transaction and integration costs related to the OppenheimerFunds acquisition included within the Transaction, integration, and restructuring line item on the Condensed Consolidated Statements of Income were $49.2 million and $120.4 million, for the three and six months ended June 30, 2020.
Supplemental Pro Forma Information
The following pro forma summary presents consolidated information of the company as if the business combination had occurred on January 1, 2019, the earliest period presented herein.

	Three months ended June 30,	Six months ended June 30,
$ in millions	2019	2019
Operating revenues	1,750.9	3,471.7
Net income	89.7	305.8

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

3. FAIR VALUE OF ASSETS AND LIABILITIES
The fair value of financial instruments are presented in the below summary table. The fair value of financial instruments held by CIP is presented in Note 14, "Consolidated Investment Products". See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

	June 30, 2020	December 31, 2019
$ in millions	Fair Value	Fair Value
Cash and cash equivalents	987.1	1,049.0
Equity investments	314.8	432.5
Foreign time deposits(1)	27.3	32.0
Assets held for policyholders	8,020.9	10,835.6
Policyholder payables(1)	(8,020.9)	(10,835.6)
Contingent consideration liability	(29.3)	(60.2)
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

The following table presents, by hierarchy levels, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company’s Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively:

	As of June 30, 2020
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	575.3	575.3	—	—
Investments(1):
Equity investments:
Seed money	142.4	142.4	—	—
Investments related to deferred compensation plans	167.7	167.7	—	—
Other equity securities	4.7	4.7	—	—
Assets held for policyholders	8,020.9	8,020.9	—	—
Total	8,911.0	8,911.0	—	—
Liabilities:
Contingent consideration liability	(29.3)	—	—	(29.3)
Total	(29.3)	—	—	(29.3)

	As of December 31, 2019
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	620.9	620.9	—	—
Investments(1):
Equity investments:
Seed money	235.5	235.5	—	—
Investments related to deferred compensation plans	192.4	192.4	—	—
Other equity securities	4.6	4.6	—	—
Assets held for policyholders	10,835.6	10,835.6	—	—
Total	11,889.0	11,889.0	—	—
Liabilities:
Contingent consideration liability	(60.2)	—	—	(60.2)
Total	(60.2)	—	—	(60.2)
____________

(1)
Foreign time deposits of $27.3 million (December 31, 2019: $32.0 million) are excluded from this table. Equity method and other investments of $355.1 million and $11.9 million, respectively, (December 31, 2019: $350.8 million and $14.2 million, respectively) are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following tables show a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three months ended June 30, 2020 and June 30, 2019, which are valued using significant unobservable inputs:

	Contingent Consideration Liability
$ in millions	Three months ended June 30, 2020	Six months ended June 30, 2020
Beginning balance	(33.6)	(60.2)
Revision to purchase price allocation	—	5.5
Net unrealized gains and losses included in other gains and losses, net(1)	3.2	11.4
Disposition/settlements	1.1	14.0
Ending balance	(29.3)	(29.3)

	Contingent Consideration Liability
$ in millions	Three months ended June 30, 2019	Six months ended June 30, 2019
Beginning balance	(38.4)	(40.9)
Purchases/acquisitions	(15.5)	(15.5)
Net unrealized gains and losses included in other gains and losses, net(1)	0.5	(1.0)
Disposition/settlements	3.6	7.6
Ending balance	(49.8)	(49.8)
_______________

(1)	These unrealized gains and losses are attributable to balances still held at the respective period ends.

Total Return Swaps
In addition to holding equity investments, the company has a total return swap (TRS) to economically hedge certain deferred compensation liabilities. The notional value of the total return swap at June 30, 2020 was $256.5 million. During the six months ended June 30, 2020, market valuation losses of $1.3 million were recognized in other gains and losses, net.
Contingent Consideration Liability
Contingent consideration liabilities represent expected future obligations of the company. Changes in fair value of the company’s contingent consideration liabilities are recorded in other gains and losses, net in the period incurred. An increase in forecasted AUM levels or projected revenue and a decrease in the discount rate would increase the fair value of the company’s contingent consideration liabilities while a decrease in forecasted AUM or projected revenue and an increase in the discount rate would decrease the liabilities.
The contingent consideration liability related to the investment management contracts acquired from Deutsche Bank was recorded at fair value as of the date of acquisition using a discounted cash flow model and is categorized within level 3 of the valuation hierarchy. At June 30, 2020 inputs used in the model to determine the liability related to the pre-existing contingent consideration arrangement, which currently assumes no growth rates in forecasted AUM.
In connection with the OppenheimerFunds acquisition (see Note 2, "Business Combinations"), Invesco acquired a contingent consideration liability related to a historical OppenheimerFunds transaction valued at $9.9 million as of June 30, 2020. As of June 30, 2020, inputs used to determine the liability related to these arrangements assumed no growth rate in management fees and a discount rate of 10.7%.
In 2019, the company made other digital wealth acquisitions, which has resulted in a contingent consideration liability of $7.0 million as of June 30, 2020. The liability is contingent upon the attainment of certain sales growth targets during 2020, 2021 and 2022.

4.  INVESTMENTS
The disclosures below include details of the company’s investments. Investments held by CIP are detailed in Note 14, "Consolidated Investment Products".

$ in millions	June 30, 2020	December 31, 2019
Equity investments:
Seed money	142.4	235.5
Investments related to deferred compensation plans	167.7	192.4
Other equity securities	4.7	4.6
Equity method investments	355.1	350.8
Foreign time deposits	27.3	32.0
Other	11.9	14.2
Total investments	709.1	829.5

Equity investments
The unrealized gains and losses for the three and six months ended June 30, 2020, that relate to equity investments still held at June 30, 2020, were a $61.1 million net gain, and $38.4 million net loss (three and six months ended June 30, 2019: $12.7 million net gain, and $39.4 million net gain).
5.  LONG-TERM DEBT
The disclosures below include details of the company’s debt. Debt of CIP is detailed in Note 14, "Consolidated Investment Products".

	June 30, 2020		December 31, 2019
$ in millions	Carrying Value(2)	Fair Value	Carrying Value(2)	Fair Value
$1.5 billion floating rate credit facility expiring August 11, 2022	325.6	325.6	—	—
Unsecured Senior Notes(1):
$600 million 3.125% - due November 30, 2022	598.4	636.2	598.1	617.5
$600 million 4.000% - due January 30, 2024	596.3	654.4	595.8	639.2
$500 million 3.750% - due January 15, 2026	496.4	548.4	496.1	533.0
$400 million 5.375% - due November 30, 2043	390.3	463.6	390.3	491.8
Long-term debt	2,407.0	2,628.2	2,080.3	2,281.5
____________

(1)	The company’s senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

(2)	The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.
The company maintains approximately $10.8 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons.

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

	As of
in millions	June 30, 2020	December 31, 2019
Preferred shares issued(1)	4.0	4.0
Preferred shares outstanding(1)	4.0	4.0
__________

(1)
Preferred shares are held by MassMutual and are subject to a lock-up period of five years, which disallows the sale of preferred shares by MassMutual during the five-year period beginning on the original issue date of May 24, 2019.

The number of common shares and common share equivalents issued are represented in the table below:

	As of
in millions	June 30, 2020	December 31, 2019
Common shares issued	566.1	566.1
Less: Treasury shares for which dividend and voting rights do not apply	(106.9)	(112.8)
Common shares outstanding	459.2	453.3

In 2019, the company entered into three forward contracts to purchase its common shares. The details of the forward contracts as of June 30, 2020 and December 31, 2019, are as follows:

in millions, except strike and forward prices	June 30, 2020
	Common Shares Purchased	Initial Strike Price	Forward Price	Hedge Completion Date	Value of Total Treasury Shares Recorded	Settlement Date	Total Liability Recorded
$200 million - entered on May 13, 2019	9.8	$20.51	$12.00	05/30/2019	$198.7	01/04/2021	$(116.8)
$200 million - entered on July 2, 2019	10.0	$20.00	$12.00	07/30/2019	$193.7	04/01/2021	$(118.3)
$100 million - entered on August 27, 2019	6.0	$16.59	$12.00	09/27/2019	$102.6	04/01/2021	$(73.2)
	25.8				$495.0		$(308.3)

in millions, except strike and forward prices	December 31, 2019
	Common Shares Purchased	Initial Strike Price	Forward Price	Hedge Completion Date	Value of Total Treasury Shares Recorded	Settlement Date	Total Liability Recorded
$200 million - entered on May 13, 2019	9.8	$20.51	$20.51	05/30/2019	$198.7	01/04/2021	$(199.1)
$200 million - entered on July 2, 2019	10.0	$20.00	$20.00	07/30/2019	$193.7	04/01/2021	$(195.3)
$100 million - entered on August 27, 2019	6.0	$16.59	$16.59	09/27/2019	$102.6	04/01/2021	$(102.1)
	25.8				$495.0		$(496.5)

During the six months ended June 30, 2020, the company amended its forward contracts resulting in a reduced forward price of $12.00. The company applied $190.6 million of collateral already paid against the forward payable which reduced the amount the company will be required to pay at the time of settlement. The forward liability is recorded in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheet. The net collateral paid balance of $66.5 million at June 30, 2020 (December 31, 2019: $37.8 million) is recorded in other assets on the Condensed Consolidated Balance Sheet.

7.  OTHER COMPREHENSIVE INCOME/(LOSS)
The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended June 30, 2020
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	86.2	—	—	—	86.2
Other comprehensive income, net	—	3.3	—	—	3.3
Other comprehensive income/(loss), net of tax	86.2	3.3	—	—	89.5

Beginning balance	(777.0)	(129.2)	0.1	0.6	(905.5)
Other comprehensive income/(loss), net of tax	86.2	3.3	—	—	89.5
Ending balance	(690.8)	(125.9)	0.1	0.6	(816.0)

	For the six months ended June 30, 2020
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	(228.8)	—	—	—	(228.8)
Other comprehensive income, net	—	0.2	—	(0.1)	0.1
Other comprehensive income/(loss), net of tax	(228.8)	0.2	—	(0.1)	(228.7)

Beginning balance	(462.0)	(126.1)	0.1	0.7	(587.3)
Other comprehensive income/(loss), net of tax	(228.8)	0.2	—	(0.1)	(228.7)
Ending balance	(690.8)	(125.9)	0.1	0.6	(816.0)

	For the three months ended June 30, 2019
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	1.5	—	—	—	1.5
Other comprehensive income, net	—	0.6	0.1	—	0.7
Other comprehensive income/(loss), net of tax	1.5	0.6	0.1	—	2.2

Beginning balance	(556.7)	(117.5)	—	0.6	(673.6)
Other comprehensive income/(loss), net of tax	1.5	0.6	0.1	—	2.2
Ending balance	(555.2)	(116.9)	0.1	0.6	(671.4)

	For the six months ended June 30, 2019
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	62.4	—	—	—	62.4
Other comprehensive income, net	—	0.8	0.1	0.3	1.2
Other comprehensive income/(loss), net of tax	62.4	0.8	0.1	0.3	63.6

Beginning balance	(617.6)	(117.7)	—	0.3	(735.0)
Other comprehensive income/(loss), net of tax	62.4	0.8	0.1	0.3	63.6
Ending balance	(555.2)	(116.9)	0.1	0.6	(671.4)

Net Investment Hedge
The company designated certain intercompany debt as a non-derivative net investment hedging instrument against foreign currency exposure related to its net investment in foreign operations. At June 30, 2020 and December 31, 2019, £130 million ($162.7 million and $172.1 million, respectively) of intercompany debt was designated as a net investment hedge. For the three and six months ended June 30, 2020, the company recognized foreign currency losses and gains of $1.9 million and $9.4 million, respectively (three and six months ended June 30, 2019: gains of $4.2 million and $0.1 million, respectively) resulting from the net investment hedge within currency translation differences on investments in foreign subsidiaries in Other comprehensive income.
8. REVENUE
The geographic disaggregation of revenue for the three and six months ended June 30, 2020 and 2019 are presented below. There are no revenues attributed to the company’s country of domicile, Bermuda.

	For the three months ended June 30,
$ in millions	2020	2019
Americas	1,057.2	992.3
UK	146.0	209.9
EMEA ex UK (Europe, Middle East, and Africa)	145.7	168.7
Asia	70.1	68.5
Total operating revenues	1,419.0	1,439.4

	For the six months ended June 30,
$ in millions	2020	2019
Americas	2,237.9	1,752.3
UK	316.8	420.6
EMEA ex UK (Europe, Middle East, and Africa)	310.1	338.3
Asia	153.1	142.8
Total operating revenues	3,017.9	2,654.0
The opening and closing balance of deferred carried interest liabilities for the six months ended June 30, 2020 were $45.8 million and $57.9 million, respectively (December 31, 2019: $61.3 million and $45.8 million, respectively). During the six months ended June 30, 2020, no performance fee revenue was recognized that had been included in the deferred carried interest liability balance at the beginning of the period (June 30, 2019: $5.9 million).
9.  COMMON SHARE-BASED COMPENSATION
The company recognized total expenses of $95.2 million and $109.4 million related to equity-settled common share-based payment transactions in the six months ended June 30, 2020 and 2019, respectively.
Movements on common share awards during the periods ended June 30, are detailed below:

	For the six months ended June 30, 2020			For the six months ended June 30, 2019
millions of common shares, except fair values	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value ($)	Time- Vested	Performance- Vested
Unvested at the beginning of period	18.7	1.1	21.94	12.5	0.9
Granted during the period(1)	8.1	0.9	14.09	15.0	0.6
Forfeited during the period	(0.2)	—	21.93	(0.4)	—
Vested and distributed during the period	(6.3)	(0.2)	25.38	(6.6)	(0.1)
Unvested at the end of the period	20.3	1.8	19.51	20.5	1.4

(1) With respect to the time-vested awards granted in 2019, includes 6.2 million restricted shares as employment inducement awards in connection with completed acquisitions.

The total fair value of common shares that vested during the six months ended June 30, 2020 was $94.3 million (six months ended June 30, 2019: $133.3 million). The weighted average grant date fair value of the common share awards that were granted during the six months ended June 30, 2020 was $14.09 (six months ended June 30, 2019: $19.77).
At June 30, 2020, there was $327.7 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.58 years.
10.  OPERATING LEASES
The company leases office space in almost all its locations of business, data centers and certain equipment under non-cancelable operating leases. The operating leases have a weighted-average remaining lease term of 6.02 years and generally include one or more options to renew, with renewal terms that can extend the lease term from 1 to 10 years. Certain lease arrangements include an option to terminate the lease if a notification is provided to the landlord within 1 to 9 years prior to the end of the lease term. The company has sole discretion in exercising lease renewal and termination options. The lease terms used in the company’s lease measurements do not include renewal options as they are not reasonably certain to be exercised as of the date of this report.
The company elected to combine lease and non-lease components in calculating the lease liability and right-of-use asset for operating leases.
Variable lease payments are determined based on the terms and conditions outlined in the lease contracts and are primarily determined in relation to the extent of the company’s usage of the right-of use asset or the nature and extent of services received from the lessor.
As of June 30, 2020, the right-of-use asset of $324.5 million was included within Other assets, and the lease liability of $356.9 million was included within Accounts payable and accrued expenses, on the Condensed Consolidated Balance Sheet.
The components of lease expense for the three and six months ended June 30, 2020 were as follows:

$ in millions	Three months ended June 30, 2020	Six months ended June 30, 2020
Operating lease cost	21.3	41.9
Variable lease cost	5.9	11.2
Less: sublease income	(0.8)	(1.0)
Total lease expense	26.4	52.1

$ in millions	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	16.1	29.8
Variable lease cost	6.9	12.8
Less: sublease income	(0.1)	(0.3)
Total lease expense	22.9	42.3

Supplemental cash flow information related to leases for the three and six months ended June 30, 2020 was as follows:

$ in millions	Three months ended June 30, 2020	Six months ended June 30, 2020
Operating cash flows from operating leases included in the measurement of lease liabilities	26.2	44.9
Right-of-use assets obtained in exchange for new operating lease liabilities	18.1	27.6

$ in millions	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating cash flows from operating leases included in the measurement of lease liabilities	18.5	33.5
Right-of-use assets obtained in exchange for new operating lease liabilities	144.3	148.5

In determining the discount rate, the company considered the interest rate yield for specific interest rate environments and the company’s credit spread at the inception of the lease.
The weighted-average discount rate for the operating lease liability for the six months ended June 30, 2020 was 3.45%.
As of June 30, 2020 the maturities of the company’s lease liabilities (primarily related to real estate leases) were as follows:

$ in millions
Year Ending December 31,	Lease Liabilities
2020 (excluding the six months ended June 30, 2020)	46.3
2021	79.5
2022	70.1
2023	56.6
2024	40.3
Thereafter	102.7
Total lease payments	395.5
Less: interest	(38.6)
Present value of lease liabilities	356.9

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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

$ in millions	Gross Unrecognized Income Tax Benefits
Balance at December 31, 2019	69.9
Additions for tax positions related to the current year	1.4
Additions for tax positions related to prior years	0.9
Other reductions for tax positions related to prior years	(0.8)
Reductions for statute closings	(9.3)
Balance at June 30, 2020	62.1

At June 30, 2020, the total amount of gross unrecognized tax benefits was $62.1 million as compared to the December 31, 2019 total of $69.9 million. During the six months ended June 30, 2020 the company recognized a $9.3 million tax benefit that resulted primarily from the expiration of a state statute of limitations for a previously recorded position. The remainder of the movement is comprised of additions to existing positions net of other settlements and reductions.
Of the total amount of gross unrecognized tax benefits, $48.3 million (net of tax benefits in other jurisdictions and the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.

As a result of potential legislative changes, settlements with taxing authorities and the expiration of statutes of limitations for certain jurisdictions, it is reasonably possible that the company's gross unrecognized tax benefits balance may change within the next twelve months by a range of $6.0 million to $12.0 million.
12.  EARNINGS PER COMMON SHARE
The calculation of earnings per common share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
in millions, except per share data	2020	2019	2020	2019
Net income attributable to Invesco Ltd.	40.5	40.1	122.0	217.8

Invesco Ltd:
Weighted average common shares outstanding - basic	460.1	431.6	457.9	416.7
Dilutive effect of non-participating common share-based awards	3.0	2.2	3.1	1.5
Weighted average common shares outstanding - diluted	463.1	433.8	461.0	418.2

Earnings per common share:
-basic	$0.09	$0.09	$0.27	$0.52
-diluted	$0.09	$0.09	$0.26	$0.52

See Note 9, "Common Share-Based Compensation", for a summary of common share awards outstanding under the company’s common share-based compensation programs. These programs could result in the issuance of common shares from time to time that would affect the measurement of basic and diluted earnings per common share.
There were 0.3 million common shares of performance-vested awards excluded from the computation of diluted earnings per common share during the three and six months ended June 30, 2020 due to their inclusion being anti-dilutive (three and six months ended June 30, 2019: 0.8 million). There were no common shares of time-vested awards excluded from the computation of diluted earnings per common share during three and six months ended June 30, 2020 (three and six months ended June 30, 2019: none).
13.  COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.
Off Balance Sheet Commitments
The company has committed to co-invest in certain investment products which may be called in future periods. At June 30, 2020, the company’s undrawn capital commitments were $316.9 million (December 31, 2019: $357.0 million).
The Parent and various company subsidiaries have entered into agreements with financial institutions to guarantee certain obligations of other company subsidiaries. The company would be required to perform under these guarantees in the event of certain defaults. The company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
The company entered into several forward contracts to purchase its common shares. See Note 6, "Share Capital", for details of these forward contracts and the related liability outstanding at June 30, 2020.
Pursuant to an agreement entered into at the consummation of the acquisition of OppenheimerFunds, MassMutual, as the holder of seed capital investments in certain funds and accounts included in the acquisition, has the right to redeem its seed capital investments in accordance with an agreed upon schedule. In the event MassMutual exercises its redemption rights and the applicable fund or account is unable to meet such redemption (for example, due to illiquid investments or the need to maintain a level of investment in the fund), the company would be required to fund such redemption to MassMutual and seek reimbursement from the applicable fund or account at a later time when the fund or account is able to fulfill a redemption request. At June 30, 2020, the total amount of seed capital subject to this agreement is approximately $301.2 million. Since June 30, 2020, MassMutual exercised its redemption rights and redeemed a portion of the seed capital per the agreed upon schedule. As of the date of this report, the company was not required to fund these redemptions nor does the company anticipate having to fund any of the seed capital subject to this agreement.

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
In assessing the impact that a legal or regulatory matter will have on the company, management evaluates the need for an accrual on a case-by-case basis. If the likelihood of a loss is deemed probable and is reasonably estimable, the estimated loss is accrued. If the likelihood of a loss is assessed as less than probable, or an amount or range of loss cannot be reasonably estimated, a loss is not accrued. In management’s opinion, adequate accrual has been made as of June 30, 2020 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.

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

This matter pertains to the following four Master Limited Partnership (MLP) funds: (1) the Invesco Oppenheimer Steelpath MLP Income Fund; (2) the Invesco Oppenheimer Steelpath MLP Select 40 Fund; (3) the Invesco Oppenheimer Steelpath MLP Alpha Fund; and (4) the Invesco Oppenheimer Steelpath MLP Alpha Plus Fund (each a Fund and together the Funds). The company acquired sponsorship and management of the Funds on May 24, 2019 as part of its acquisition of OppenheimerFunds.

The Funds invest substantially all their assets in entities that are MLPs for tax purposes. As a result, the Funds are taxable entities subject to Subchapter C of the Internal Revenue Code of 1986, as amended (the Tax Code). This is unusual, as most mutual funds are instead subject to Subchapter M of the Tax Code (and, in general, operate as flow through vehicles for tax purposes thereunder). Because of their tax status, the Funds have tax attributes, including deferred tax assets and deferred tax liabilities, and must make assessments as to the amount of deferred tax assets that may be realizable in accordance with ASC 740 Income Taxes (ASC 740).

In preparing their financial statements for the fiscal year ended November 30, 2019, questions arose as to whether the Funds’ previously issued financial statements for certain years failed to include appropriate valuation allowances against the Funds’ deferred tax assets in accordance with ASC 740. Following a regulatory consultation on these matters that concluded after the company filed its 2019 Annual Report on Form 10-K, the Funds determined that certain previously issued financial statements had to be restated (which the Funds have now done), and the Funds have recorded incorrect Net Asset Values (NAVs) for periods dating back to 2015. Remediating these matters has, will or may produce the following costs:

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

During first quarter 2020, the company recorded an estimated liability of $387.8 million as of June 30, 2020 for both pre and post-acquisition activity related to the matter. For pre-acquisition activity, the company recorded an adjustment to the initial acquisition accounting for a liability of an estimated amount of $380.5 million in accordance with ASC 805 Business Combinations and a corresponding adjustment was recorded to goodwill and deferred tax assets. (See Note 2, "Business Combinations", for additional information.) This estimate excludes any amounts that may be recovered through seller indemnifications and insurance recoveries. The estimate also excludes other costs related to the matter, such as the costs of remediation or the costs of communicating with fund shareholders. Additionally, the company recognized a liability of an estimated amount of $7.3 million for activity after the acquisition date, which was recorded in earnings. Both amounts reflect management’s best estimate based on its current understanding of the relevant facts and circumstances. The measurement period for this transaction closed during the three months ended June 30, 2020; therefore, any further adjustments to the estimate, including any recoveries from insurance or indemnifications, will be recorded through earnings.

Fund Rebalancing Matter
During the second quarter of 2020, the company discovered and corrected an error with respect to two funds: the Invesco Equally-Weighted S&P 500 Fund and Invesco V.I. Equally-Weighted S&P 500 Fund (the Funds). The Funds are passive funds that are managed to track the S&P 500 Equal Weight Index (the Index). In March 2020, due to volatility in the equity markets, S&P Dow Jones Indices communicated the decision to delay, and ultimately to separate, the rebalancing dates for its indices and noted some indices would be rebalanced in April and others in June. The company noted this delay but not the separation of rebalance dates and omitted rebalancing the Funds on April 24, 2020 when S&P rebalanced the Index. The company discovered this omission and rebalanced the Funds on April 29, 2020. The company has paid the Funds $105.3 million to compensate them for the performance difference that arose from market movements between April 24 and April 29. This amount was recorded as a general and administrative expense for the three and six months ended June 30, 2020. The company will seek reimbursement of this loss under applicable insurance coverages (subject to the terms of such policies, including applicable deductibles and policy limits); however, the amount and timing of any recovery is uncertain as of June 30, 2020.

14.  CONSOLIDATED INVESTMENT PRODUCTS (CIP)
The following table presents the balances related to CIP that are included on the Condensed Consolidated Balance Sheets as well as Invesco’s net interest in the CIP for each period presented. See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

	As of
$ in millions	June 30, 2020	December 31, 2019
Cash and cash equivalents of CIP	284.1	652.2
Accounts receivable and other assets of CIP	243.7	172.9
Investments of CIP	7,398.5	7,808.0
Less: Debt of CIP	(6,247.6)	(6,234.6)
Less: Other liabilities of CIP	(653.2)	(949.6)
Less: Retained earnings	9.7	9.5
Less: Accumulated other comprehensive income, net of tax	(9.6)	(9.4)
Less: Equity attributable to redeemable noncontrolling interests	(202.8)	(383.5)
Less: Equity attributable to nonredeemable noncontrolling interests	(364.8)	(454.9)
Invesco’s net interests in CIP	458.0	610.6

The following table reflects the impact of consolidation of investment products into the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2020	2019	2020	2019
Total operating revenues	(10.5)	(7.2)	(19.4)	(15.9)
Total operating expenses	1.5	5.4	18.5	8.2
Operating income	(12.0)	(12.6)	(37.9)	(24.1)
Equity in earnings of unconsolidated affiliates	53.4	(5.7)	36.8	0.9
Interest and dividend income	(0.1)	(1.0)	(0.3)	(2.4)
Other gains and losses, net	(28.6)	(8.3)	13.4	(29.0)
Interest and dividend income of CIP	79.7	86.7	164.9	171.4
Interest expense of CIP	(52.5)	(54.8)	(109.4)	(112.8)
Other gains/(losses) of CIP, net	(77.7)	19.2	(126.1)	31.4
Income before income taxes	(37.8)	23.5	(58.6)	35.4
Income tax provision	—	—	—	—
Net income	(37.8)	23.5	(58.6)	35.4
Net (income)/loss attributable to noncontrolling interests in consolidated entities	37.7	(21.9)	58.4	(34.8)
Net income attributable to Invesco Ltd.	(0.1)	1.6	(0.2)	0.6

Non-consolidated VIEs
At June 30, 2020, the company’s carrying value and maximum risk of loss with respect to variable interest entities (VIEs) in which the company is not the primary beneficiary was $142.7 million (December 31, 2019: $188.0 million).

Balance Sheet information - newly consolidated VIEs/VOEs
During the six months ended June 30, 2020, there were four newly consolidated variable interest entities (VIEs) and no newly consolidated voting rights entities (VOEs) (June 30, 2019: there were two newly consolidated VIEs). The table below illustrates the summary balance sheet amounts related to these products before consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Condensed Consolidated Financial Statements.

	For the six months ended June 30, 2020	For the six months ended June 30, 2019
$ in millions	VIEs	VIEs
Cash and cash equivalents of CIP	9.1	4.0
Accounts receivable and other assets of CIP	1.2	3.0
Investments of CIP	114.2	225.4
Total assets	124.5	232.4

Debt of CIP	75.8	177.9
Other liabilities of CIP	37.8	54.5
Total liabilities	113.6	232.4
Total equity	10.9	—
Total liabilities and equity	124.5	232.4

Balance Sheet information - deconsolidated VIEs/VOEs
During the six months ended June 30, 2020, the company determined that it was no longer the primary beneficiary of six VIEs and no longer held the majority voting interest in eleven VOEs (June 30, 2019: the company determined that it was no longer the primary beneficiary of five VIEs and no longer held the majority voting interest in eight VOEs). The amounts deconsolidated from the Condensed Consolidated Balance Sheets are illustrated in the table below. There was no net impact to the Condensed Consolidated Statements of Income for the six months ended June 30, 2020 and 2019 from the deconsolidation of these investment products.

	For the six months ended June 30, 2020		For the six months ended June 30, 2019
$ in millions	VIEs	VOEs	VIEs	VOEs
Cash and cash equivalents of CIP	0.3	0.2	7.7	(0.1)
Accounts receivable and other assets of CIP	2.8	1.1	22.1	0.2
Investments of CIP	216.8	134.1	613.4	26.7
Total assets	219.9	135.4	643.2	26.8

Debt of CIP	—	—	526.2	—
Other liabilities of CIP	2.0	—	22.2	—
Total liabilities	2.0	—	548.4	—
Total equity	217.9	135.4	94.8	26.8
Total liabilities and equity	219.9	135.4	643.2	26.8

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	6,376.0	—	6,376.0	—	—
Bonds	533.3	—	533.3	—	—
Equity securities	238.0	176.3	61.7	—	—
Equity and fixed income mutual funds	23.8	14.8	9.0	—	—
Investments in other private equity funds	227.4	—	7.6	—	219.8
Total assets at fair value	7,398.5	191.1	6,987.6	—	219.8

	As of December 31, 2019
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	6,504.4	—	6,504.4	—	—
Bonds	705.9	0.5	705.4	—	—
Equity securities	275.9	204.4	71.5	—	—
Equity and fixed income mutual funds	29.8	20.3	9.5	—	—
Investments in other private equity funds	213.4	—	—	—	213.4
Real estate investments	78.6	—	—	78.6	—
Total assets at fair value	7,808.0	225.2	7,290.8	78.6	213.4

The following tables show a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	Three months ended June 30, 2020	Six months ended June 30, 2020
$ in millions	Level 3 Assets	Level 3 Assets
Beginning balance	89.4	78.6
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	—	—
Deconsolidation of CIP	(89.4)	(89.4)
Gains and losses included in the Condensed Consolidated Statements of Income	—	10.8
Ending balance	—	—

	Three months ended June 30, 2019	Six months ended June 30, 2019
$ in millions	Level 3 Assets	Level 3 Assets
Beginning balance	12.2	11.8
Gains and losses included in the Condensed Consolidated Statements of Income	2.3	2.7
Ending balance	14.5	14.5

The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments of $6,348.2 million, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2020 and 2029, pay interest at LIBOR plus a spread of up to 10.0%, and typically range in S&P credit rating categories from BBB down to unrated. Approximately less than 0.14% of the collateral assets were in default as of June 30, 2020 and 2019. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At June 30, 2020, the unpaid principal balance exceeds the fair value of the senior secured bank loans and bonds by approximately $441.3 million (December 31, 2019: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $181.2 million). These investments are accounted for on a one-month lag based on the availability of fund financial information, which means the second quarter fair value reflects a valuation as of May 31, 2020. CLO investments are valued based on price quotations provided by third-party pricing sources. These third-party sources aggregate indicative price quotations to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations. If necessary, price quotations are challenged through a third-party pricing challenge process.
Notes issued by consolidated CLOs mature at various dates between 2026 and 2033 and have a weighted average maturity of 10.51 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.40% for the more senior tranches to 8.07% for the more subordinated tranches. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt.
Quantitative Information about Level 3 Fair Value Measurement
At June 30, 2020, there were no investments held by consolidated real estate funds that were valued using recent private market transactions.
At December 31, 2019, there were $78.6 million of investments held by consolidated real estate funds that were valued using recent private market transactions.

The table below summarizes as of June 30, 2020 and December 31, 2019, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized. These investments are valued on a three-month lag based on the availability of fund financial information.

	June 30, 2020			December 31, 2019
in millions, except term data	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term(2)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity funds(1)	$219.8	$130.6	6.8 years	$213.4	$78.3	6.7 years
____________

(1)
These investments are not subject to redemption; however, for certain funds, the investors may sell or transfer their interest, which may require approval by the general partner of the underlying funds.

(2)	These investments are expected to be returned through distributions because of liquidations of the funds’ underlying assets over the weighted average periods indicated.
15. RELATED PARTIES
As a result of the OppenheimerFunds acquisition (see Note 2, "Business Combinations"), MassMutual has an approximate 16.5% stake in the common stock of the company and owns all of the outstanding $4.0 billion in perpetual, non-cumulative preferred shares. Based on the level of shares owned by MassMutual and the corresponding customary minority shareholder rights, which includes representation on Invesco’s board of directors, the company considers MassMutual a related party.

Additionally, certain managed funds are deemed to be affiliated entities under the related party definition in ASC 850, “Related Party Disclosures.” Related parties include those defined in the company’s proxy statement. Affiliated balances are illustrated in the tables below:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2020	2019	2020	2019
Affiliated operating revenues:
Investment management fees	932.1	955.5	1,988.0	1,771.8
Service and distribution fees	316.7	278.6	665.9	488.5
Performance fees	2.4	12.9	3.4	23.4
Other	43.6	54.1	103.0	100.9
Total affiliated operating revenues	1,294.8	1,301.1	2,760.3	2,384.6

$ in millions	June 30, 2020	December 31, 2019
Affiliated asset balances:
Cash and cash equivalents	575.3	620.9
Unsettled fund receivables	89.6	113.6
Accounts receivable	459.6	599.8
Investments	554.2	633.5
Assets held for policyholders	8,020.7	10,835.3
Other assets	22.2	24.5
Total affiliated asset balances	9,721.6	12,827.6

Affiliated liability balances:
Accrued compensation and benefits	21.2	65.7
Accounts payable and accrued expenses	85.9	53.8
Unsettled fund payables	91.0	116.6
Total affiliated liability balances	198.1	236.1

16.  SUBSEQUENT EVENTS
On July 28, 2020, the company announced a second quarter 2020 dividend of $0.155 per common share, payable on September 1, 2020, to common shareholders of record at the close of business on August 14, 2020 with an ex-dividend date of August 13, 2020.
On July 28, 2020 the company declared a preferred dividend of $14.75 per preferred share, representing the period from June 1, 2020 through August 31, 2020. The preferred dividend is payable on September 1, 2020, to preferred shareholders of record at the close of business on August 17, 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto, which appear elsewhere in this Report. Except for the historical financial information, this Report may include statements that constitute “forward-looking statements” under the United States securities laws. Forward-looking statements include information concerning future results of our operations, expenses, earnings, liquidity, cash flow and capital expenditures, industry or market conditions, assets under management, geopolitical events, the COVID-19 pandemic and their potential impact on the company, acquisitions and divestitures, debt and our ability to obtain additional financing or make payments, regulatory developments, demand for and pricing of our products and other aspects of our business or general economic conditions. In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements.
Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in this Report and our most recent Form 10-K and Forms 10-Q filed with the Securities and Exchange Commission (SEC).
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
The three months ended June 30, 2020 saw a reversal in equity values following the extreme lows in the beginning of the quarter when global markets were first reacting to the COVID-19 pandemic and the corresponding economic and market disruption. The central banks’ monetary easing efforts, economic relief measures enacted by governments in major developed countries, the softening of social containment measures and reported successes in the early phases of COVID-19 vaccine trials led to significant recoveries across all major indices during the quarter.

In the US, equities saw substantial recoveries following extreme lows in the beginning of April. At the beginning of the quarter, COVID-19 related social containment measures enacted to reduce the number of new COVID-19 cases had a severe impact on the economy depressing equity values and resulting in increased unemployment and decreased consumer spending. However, the softening of social containment measures, the reopening of businesses, the impact of the CARES Act and a commitment by the Federal Reserve to continue its accommodative monetary policy led to a substantial recovery in equity markets during the period. Returns flattened at the end of the period following the rise in COVID-19 cases in the United States, which tempered investor sentiment by prompting questions as to whether stronger social containment measures were once again needed and the market and economic impact of such measures. The S&P 500 index finished the quarter up 20.0%.

Overall European equity markets posted strong gains in the three months ended June 30, 2020, recovering from the deflated equity values at the beginning of the period. These strong gains stemmed from the re-opening of economies, the sustained decrease of new COVID-19 cases in Europe and accommodative fiscal and monetary policies. In the UK, equities recovered in the three months ended June 30, 2020 as the UK began a staged re-opening of its economy. To further support the markets and the economy, the Bank of England widened its fiscal easing efforts. However, the long-term relationship between the UK and the EU remains uncertain following the UK’s formal withdrawal from the EU on January 31, 2020, as discussed in greater detail below. The FTSE 100 ended the quarter up 8.8%.

Japanese markets improved significantly in the three months ended June 30, 2020 as data indicated a decrease in the number of new COVID-19 cases in that region during the period. The Nikkei 225 finished the period up 17.8%. China experienced a return of economic growth in the three months ended June 30, 2020 after lifting its lockdown, however, at a substantially lower rate than the economic growth experienced pre-COVID-19. Despite this economic growth, there is an ongoing threat of further trade and other economic or political disruptions between the U.S. and China as tension deepens.

U.S. Bond returns for the quarter were broadly positive in the three months ended June 30, 2020. As the rate of new COVID-19 cases declined across many countries, there was a revived desire for higher-yielding assets, which pushed corporate bonds higher relative to government bonds. U.S. Treasury yields remained at all-time lows as the Federal Reserve continued their accommodative monetary policy. The U.S. Aggregate Bond Index rose 2.9% in the quarter.

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and six months ended June 30, 2020 and 2019:

	Index expressed in currency	Three months ended June 30,		Six months ended June 30,
Equity Index		2020	2019	2020	2019
S&P 500	U.S. Dollar	20.0%	3.8%	(4.0)%	17.4%
FTSE 100	British Pound	8.8%	2.0%	(18.2)%	10.4%
FTSE 100	U.S. Dollar	8.6%	(0.3)%	(23.7)%	9.9%
Nikkei 225	Japanese Yen	17.8%	0.3%	(5.8)%	6.3%
Nikkei 225	U.S. Dollar	17.8%	3.0%	(4.9)%	8.8%
MSCI Emerging Markets	U.S. Dollar	17.3%	(0.3)%	(10.7)%	9.2%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	2.9%	3.1%	6.1%	6.1%
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

Update on significant events and transactions

On May 24, 2019, the company completed the acquisition of OppenheimerFunds, an investment management subsidiary of MassMutual. As part of the acquisition, the company acquired the management contracts of the SteelPath-branded MLP funds and became the Adviser to the funds. As previously disclosed, the company identified an accounting matter which has required that the historical financial statements for these funds be restated. The company adjusted the initial accounting for the acquisition by recording a liability of an estimated amount of $380.5 million and a deferred tax asset of $93.5 million (for expected future tax benefits) during the first quarter of 2020 for pre-acquisition activity related to the matter. The liability and associated deferred tax asset recorded represents management’s current best estimate based on its current understanding of the facts and circumstances. As this accounting adjustment was recorded during the measurement period of one year after the acquisition date, a corresponding adjustment of $287.0 million ($380.5 million net of $93.5 million of deferred tax asset) was made to goodwill. As additional information about the matter is finalized, the estimate may change. The measurement period for this transaction closed during the three months ended June 30, 2020; therefore, any further adjustments to the estimate, including any recoveries from insurance or indemnifications, will be recorded through earnings. See Note 13, "Commitments and Contingencies", for additional details regarding the accounting matter.

During the second quarter of 2020, the company discovered and corrected an error with respect to two funds: the Invesco Equally-Weighted S&P 500 Fund and Invesco V.I. Equally-Weighted S&P 500 Fund (the Funds). The Funds are passive funds that are managed to track the S&P 500 Equal Weight Index (the Index). In March 2020, due to volatility in the equity markets, S&P Dow Jones Indices communicated the decision to delay, and ultimately to separate, the rebalancing dates for its indices and noted some indices would be rebalanced in April and others in June. The company noted this delay but not the separation of rebalance dates and omitted rebalancing the Funds on April 24, 2020 when S&P rebalanced the Index. The company discovered this omission and rebalanced the Funds on April 29, 2020. The company has paid the Funds $105.3 million to compensate them for the performance difference that arose from market movements between April 24 and April 29. This amount has been reflected in general and administrative expenses for the three and six months ended June 30, 2020. The company will seek reimbursement under applicable insurance coverages (subject to the terms of such policies, including applicable deductibles and policy limits). See Note 13, "Commitments and Contingencies" , for additional details regarding the matter.
The company reduced its outstanding balance on the credit facility during the second quarter to $325.6 million at June 30, 2020 from $508 million at March 31, 2020, demonstrating the company’s commitment to maintaining financial strength. We have made progress during the second quarter towards our goal of redeeming approximately $200 million of seed capital investments where appropriate from certain of our investment products this year.

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

To help ensure we can continue to meet client needs, the significant majority of our global employees are working remotely, with small select teams working at alternate sites or operating in split shifts to mitigate the risks associated with the virus. Our portfolio managers, research analysts and traders are successfully working remotely or in secure locations with access to all systems necessary to do their jobs and an ability to connect with their teams in managing client assets. Additionally, our operational, control and support teams have successfully transitioned to a remote working environment. This thoughtful, coordinated approach helps ensure our ability to continue meeting client needs and running our business.

As markets began to rebound in the second quarter, AUM increased to more than $1.1 trillion. However, average AUM for the second quarter was lower than the prior quarter. Lower average AUM, combined with the mix shift into lower yielding products, negatively impacted revenues. Despite this, our financial and liquidity position improved during the second quarter through prudent expense management and the reduced common equity dividend. These steps enabled the firm to improve both debt and cash balances, consistent with our longer-term objectives. Given the mix shift we are seeing in our AUM, including the impact of larger, lower-fee institutional mandates, we expect a continued modest impact to our revenue yield in the near term.

In light of the ongoing global pandemic and its impact on both markets and clients, the company continues to manage discretionary expenses. Much of our recent operating expense improvement has been realized through pandemic-related restrictions on travel and other business operations. While these measures have and will continue to benefit our operating expenses, they are expected to be temporary improvements.

Beyond these temporary reductions, we are focused on strategically positioning the firm to deliver positive outcomes for clients and compete effectively over the long term. We are evaluating several components, including enhancing client outcomes, improving organic growth, reducing complexity of cross-functional activities and streamlining our operating environment.

Other External Factors Impacting Invesco
Invesco has a larger global presence in key markets than many of our peers. As one of the leading investment managers in the UK and Europe, we were more impacted by continuing uncertainties surrounding Brexit. Additionally, our strong position in Asia Pacific meant that Invesco was more affected than others by market uncertainties over the trade and other issues between China and the U.S.

The UK exited the EU under the terms of the Withdrawal Agreement on January 31, 2020, and the longer term relationship between the UK and the EU is still subject to ongoing negotiations. Depending on the outcome of those negotiations, there may be an impact on the levels and composition of our AUM and investor sentiment, which may result in reduced or negative flows. In addition, because the UK Pound Sterling is the functional currency for certain of our subsidiaries, any weakening of the UK Pound Sterling relative to the U.S. Dollar could impact our reported financial results.

Investment exposure to the London Interbank Offered Rate (LIBOR) based interest rates could impact our client portfolios. The UK Financial Conduct Authority (FCA), which regulates LIBOR, has made it clear that the publication of LIBOR is not guaranteed beyond 2021. As a result, firms must transition away from LIBOR to alternative risk-free rates no later than the end of 2021. The discontinuance of LIBOR may adversely affect the amount of interest or other amounts payable or receivable on certain portfolio investments. These changes may also impact the market liquidity and market value of these portfolio investments. Invesco finalized its global assessment of exposure in relation to funds utilizing LIBOR based instruments and benchmarks and is prioritizing the mitigation of risks associated with the forecast changes to financial instruments and performance benchmarks referencing existing LIBOR rates, and concurrently any impact on Invesco portfolios and investment strategies.

Presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of Consolidated Investment Products
The company provides investment management services to, and has transactions with, various retail mutual funds and similar entities, private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Investment products that are consolidated are referred to in this Form 10-Q (Report) as consolidated investment products (CIP). The company’s economic risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees. See also Note 14, "Consolidated Investment Products", for additional information regarding the impact of the consolidation of managed funds.
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
The impact of CIP is so significant to the presentation of the company’s Condensed Consolidated Financial Statements that the company has elected to deconsolidate these products in its non-GAAP disclosures among other adjustments. See Schedule of Non-GAAP Information for additional information regarding these adjustments. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow the AUM discussion:

•	Results of Operations (three and six months ended June 30, 2020 compared to three and six months ended June 30, 2019);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.
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

Summary Operating Information
Summary operating information is presented in the table below:

$ in millions, other than per common share amounts, operating margins and AUM	Three months ended June 30,		Six months ended June 30,
U.S. GAAP Financial Measures Summary	2020	2019	2020	2019
Operating revenues	1,419.0	1,439.4	3,017.9	2,654.0
Operating income	117.1	18.3	434.1	218.5
Operating margin	8.3%	1.3%	14.4%	8.2%
Net income attributable to Invesco Ltd.	40.5	40.1	122.0	217.8
Diluted EPS	0.09	0.09	0.26	0.52

Non-GAAP Financial Measures Summary
Net revenues(1)	1,034.3	1,031.5	2,180.1	1,918.6
Adjusted operating income(2)	359.7	363.4	772.4	647.7
Adjusted operating margin(2)	34.8%	35.2%	35.4%	33.8%
Adjusted net income attributable to Invesco Ltd.(3)	159.7	280.4	315.0	505.2
Adjusted diluted EPS(3)	0.35	0.65	0.68	1.21

Assets Under Management
Ending AUM (billions)	1,145.2	1,197.8	1,145.2	1,197.8
Average AUM (billions)	1,118.7	1,055.9	1,147.5	994.4
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

	Benchmark Comparison				Peer Group Comparison
	% of AUM Ahead of Benchmark				% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	10yr	1yr	3yr	5yr	10yr
Equities(2)
U.S. Core (4%)	16%	12%	10%	14%	25%	21%	21%	67%
U.S. Growth (6%)	86%	51%	51%	43%	100%	51%	33%	51%
U.S. Value (7%)	47%	47%	47%	11%	—%	—%	—%	—%
Sector (1%)	46%	95%	71%	94%	52%	52%	51%	52%
UK (1%)	26%	14%	15%	41%	16%	18%	18%	22%
Canadian (0%)	—%	—%	—%	11%	—%	—%	—%	10%
Asian (3%)	60%	70%	97%	97%	49%	59%	88%	86%
Continental European (2%)	6%	5%	40%	73%	4%	2%	5%	51%
Global (7%)	73%	66%	73%	84%	29%	36%	37%	44%
Global Ex U.S. and Emerging Markets (13%)	88%	88%	89%	99%	88%	70%	68%	87%
Fixed Income(2)
Money Market (18%)	83%	98%	99%	99%	81%	81%	82%	97%
U.S. Fixed Income (11%)	42%	69%	78%	95%	44%	41%	79%	94%
Global Fixed Income (6%)	61%	55%	61%	82%	43%	33%	60%	61%
Stable Value (6%)	100%	100%	100%	100%	97%	100%	100%	100%
Other(2)
Alternatives (8%)	34%	32%	52%	37%	19%	37%	49%	50%
Balanced (7%)	72%	73%	74%	51%	30%	42%	45%	52%
_________

(1)
Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary funds, unit investment trusts, fund of funds with component funds managed by Invesco, stable value building block funds and CDOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. AUM measured in the one, three, five and ten year quartile rankings represents 56%, 55%, 54% and 49% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three, five and ten year basis represents 67%, 66%, 63% and 56% of total Invesco AUM as of 6/30/20. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (Lipper, Morningstar, IA, Russell, Mercer, eVestment Alliance, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

(2)	Numbers in parenthesis reflect percentage of Total Ranked AUM. Total Ranked AUM is $622.0 billion for the second quarter.

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
The table below illustrates the spot foreign exchange rates used for translation of non-U.S. Dollar denominated assets, liabilities and AUM into U.S. Dollars:

Spot Foreign Exchange Rates	June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Pound Sterling ($ per £)	1.236	1.241	1.324	1.273	1.306	1.274
Japan (¥ per $)	107.885	107.995	108.650	107.745	110.575	109.735
Euro ($ per Euro)	1.123	1.097	1.122	1.139	1.122	1.143
The table below illustrates the average foreign exchange rates used for translation of non-U.S. Dollar denominated income, including revenues and expenses, into U.S. Dollars:

	Three months ended June 30,		Six months ended June 30,
Average Foreign Exchange Rates	2020	2019	2020	2019
Pound Sterling ($ per £)	1.241	1.286	1.261	1.294
Japan (¥ per $)	107.575	109.930	108.281	110.026
Euro ($ per Euro)	1.101	1.124	1.102	1.130
A comparison of period end spot rates between June 30, 2020 and December 31, 2019 shows a weakening of the Pound Sterling relative to the U.S. Dollar, while the Euro and the Japanese Yen strengthened, which is reflected in the translation of our Pound Sterling-based, Euro-based, and Japanese Yen-based assets, liabilities and AUM into U.S. Dollars, respectively.
A comparison of the average foreign exchange rates used for the three and six months ended June 30, 2020 when compared to the three and six months ended June 30, 2019 shows a weakening of the Pound Sterling and the Euro relative to the U.S. Dollar, while the Japanese Yen strengthened, which is reflected in the translation of our Pound Sterling-based, Euro-based, and Japanese Yen-based revenue and expenses into U.S. Dollars.

Assets Under Management movements for the three and six months ended June 30, 2020 compared with the three and six months ended June 30, 2019
The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM include index-based ETFs, unit investment trusts (UITs), non-management fee earning AUM and other passive mandates. Active AUM is total AUM less Passive AUM.
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

In 2019, the company made certain reclassifications between geographies, asset classes and active and passive classifications to better reflect the underlying AUM. In the AUM tables below, all periods have been reclassified to conform to the new presentation and reclassifications.

Changes in AUM were as follows:

	For the three months ended June 30,
	2020			2019
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
March 31	1,053.4	807.3	246.1	954.8	704.3	250.5
Long-term inflows	62.7	42.3	20.4	54.4	34.3	20.1
Long-term outflows	(76.9)	(55.7)	(21.2)	(58.3)	(42.8)	(15.5)
Long-term net flows	(14.2)	(13.4)	(0.8)	(3.9)	(8.5)	4.6
Net flows in non-management fee earning AUM	(8.7)	—	(8.7)	3.7	—	3.7
Net flows in institutional money market funds	(6.6)	(6.6)	—	(4.3)	(4.3)	—
Total net flows	(29.5)	(20.0)	(9.5)	(4.5)	(12.8)	8.3
Reinvested distributions	1.8	1.8	—	2.0	2.0	—
Market gains and losses	117.7	72.8	44.9	21.5	14.7	6.8
Acquisitions (1)	—	—	—	224.4	219.9	4.5
Foreign currency translation	1.8	1.6	0.2	(0.4)	(0.5)	0.1
June 30	1,145.2	863.5	281.7	1,197.8	927.6	270.2
Average AUM
Average long-term AUM	879.3	728.7	150.6	849.0	700.1	148.9
Average AUM	1,118.7	848.8	269.9	1,055.9	795.9	260.0
Revenue yield
Gross revenue yield on AUM (2)	52.9	63.6	20.9	56.4	67.6	23.6
Gross revenue yield on AUM before performance fees (2)	52.7	63.4	20.9	55.8	66.8	23.6
Net revenue yield on AUM (3)	37.0	44.9	12.1	39.1	47.3	13.9
Net revenue yield on AUM before performance fees (3)	36.8	44.6	12.1	38.5	46.5	13.9

	For the six months ended June 30,
	2020			2019
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
December 31	1,226.2	929.2	297.0	888.2	667.2	221.0
Long-term inflows	147.4	97.0	50.4	108.2	68.0	40.2
Long-term outflows	(180.7)	(131.0)	(49.7)	(117.5)	(85.8)	(31.7)
Long-term net flows	(33.3)	(34.0)	0.7	(9.3)	(17.8)	8.5
Net flows in non-management fee earning AUM	(18.0)	—	(18.0)	5.8	—	5.8
Net flows in institutional money market funds	19.7	19.7	—	2.5	2.5	—
Total net flows	(31.6)	(14.3)	(17.3)	(1.0)	(15.3)	14.3
Reinvested distributions	2.9	2.9	—	2.7	2.7	—
Market gains and losses	(45.0)	(47.2)	2.2	82.4	52.0	30.4
Acquisitions (1)	—	—	—	224.4	219.9	4.5
Foreign currency translation	(7.3)	(7.1)	(0.2)	1.1	1.1	—
June 30	1,145.2	863.5	281.7	1,197.8	927.6	270.2
Average AUM
Average long-term AUM	917.2	760.7	156.5	792.8	650.0	142.8
Average AUM	1,147.5	869.0	278.5	994.4	745.4	249.0
Revenue yield
Gross revenue yield on AUM (2)	54.7	65.8	21.9	55.2	66.1	24.2
Gross revenue yield on AUM before performance fees (2)	54.6	65.6	21.9	54.5	65.0	24.2
Net revenue yield on AUM (3)	38.0	46.1	12.7	38.6	46.7	14.2
Net revenue yield on AUM before performance fees (3)	37.7	45.7	12.7	37.8	45.7	14.2
____________

(1)	The acquisition of OppenheimerFunds on May 24, 2019 added $224.4 billion in AUM during the second quarter of 2019.

(2)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding Invesco Great Wall AUM. The average AUM for Invesco Great Wall in the three and six months ended June 30, 2020 was $45.1 billion and $44.2 billion (three and six months ended June 30, 2019: $35.2 billion and $33.3 billion). It is appropriate to exclude the average AUM of Invesco Great Wall for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of Invesco Great Wall Fund Management Company (“Invesco Great Wall”) is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, is not considered a meaningful effective fee rate measure. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company’s effective fee rate from AUM.

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
Average AUM during the three months ended June 30, 2020 were $1,118.7 billion, compared to $1,055.9 billion for the three months ended June 30, 2019. Average AUM during the six months ended June 30, 2020 were $1,147.5 billion, compared to $994.4 billion for the six months ended June 30, 2019. The acquisition of OppenheimerFunds business on May 24, 2019 added $224.4 billion in AUM at that date, impacting the comparison between periods.

Market Returns
Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, global equity markets saw significant volatility due to the COVID-19 pandemic beginning in March 2020 and continuing through June 2020. The resulting decline in average AUM adversely impacted our revenues during the second quarter, and we expect it will continue pressuring revenues in the near term.
Foreign Exchange Rates
During the three months ended June 30, 2020, we experienced an increase in AUM of $1.8 billion due to changes in foreign exchange rates. In the three months ended June 30, 2019, AUM decreased by $0.4 billion due to foreign exchange rate changes. During the six months ended June 30, 2020, we experienced decreases in AUM of $7.3 billion due to changes in foreign exchange rates. In the six months ended June 30, 2019, AUM increased by $1.1 billion due to foreign exchange rate changes.
See the company’s disclosures regarding the changes in foreign exchange rates during three and six months ended June 30, 2020 in the “Foreign Exchange Impact on Balance Sheet, Assets Under Management and Results of Operations” section above for additional information regarding the movement of foreign exchange rates.
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
In the three months ended June 30, 2020, the net revenue yield was 37.0 basis points compared to 39.1 basis points in the three months ended June 30, 2019, a decrease of 2.1 basis points. In the six months ended June 30, 2020, the net revenue yield was 38.0 basis points compared to 38.6 basis points in the six months ended June 30, 2019, a decrease of 0.6 basis points. As a result of the acquisition of OppenheimerFunds, AUM increased $224.4 billion during the second quarter of 2019, which was comprised of $219.9 billion of active and $4.5 billion of passive AUM, increasing the proportion of active AUM and positively impacting net revenue yield. However, the first and second quarters of 2020 were also impacted by shifts in the mix of AUM, resulting from flows into lower fee products and from the market impact of the COVID-19 pandemic, both of which increased the proportion of lower-risk, lower fee AUM. This change has adversely impacted our revenue and resulting revenue yields in the second quarter, and we expect it will continue to pressure revenues and yields in the near term.

At June 30, 2020, active AUM were $863.5 billion, representing 75.4% of total AUM at that date; whereas at June 30, 2019, active AUM were $927.6 billion, representing 77.4% of our total AUM at that date. In the three months ended June 30, 2020, the net revenue yield on active AUM was 44.9 basis points compared to 47.3 basis points in the three months ended June 30, 2019, a decrease of 2.4 basis points. In the six months ended June 30, 2020, the net revenue yield on active AUM was 46.1 basis points compared to 46.7 basis points in the six months ended June 30, 2019, a decrease of 0.6 basis points.

At June 30, 2020, passive AUM were $281.7 billion, representing 24.6% of total AUM at that date; whereas at June 30, 2019, passive AUM were $270.2 billion, representing 22.6% of our total AUM at that date. In the three months ended June 30, 2020, the net revenue yield on passive AUM was 12.1 basis points compared to 13.9 basis points in the three months ended June 30, 2019, a decrease of 1.8 basis points. In the six months ended June 30, 2020, the net revenue yield on passive AUM was 12.7 basis points compared to 14.2 basis points in the six months ended June 30, 2019, a decrease of 1.5 basis points.

Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:
Total AUM by Channel(1)
As of and for the Three Months Ended June 30, 2020 and 2019:

$ in billions	Total	Retail	Institutional
March 31, 2020	1,053.4	702.5	350.9
Long-term inflows	62.7	47.4	15.3
Long-term outflows	(76.9)	(62.0)	(14.9)
Long-term net flows	(14.2)	(14.6)	0.4
Net flows in non-management fee earning AUM	(8.7)	(2.9)	(5.8)
Net flows in institutional money market funds	(6.6)	(2.3)	(4.3)
Total net flows	(29.5)	(19.8)	(9.7)
Reinvested distributions	1.8	1.7	0.1
Market gains and losses	117.7	103.0	14.7
Foreign currency translation	1.8	1.0	0.8
June 30, 2020	1,145.2	788.4	356.8

March 31, 2019	954.8	619.5	335.3
Long-term inflows	54.4	42.6	11.8
Long-term outflows	(58.3)	(48.6)	(9.7)
Long-term net flows	(3.9)	(6.0)	2.1
Net flows in non-management fee earning AUM	3.7	1.8	1.9
Net flows in institutional money market funds	(4.3)	0.3	(4.6)
Total net flows	(4.5)	(3.9)	(0.6)
Reinvested distributions	2.0	1.9	0.1
Market gains and losses	21.5	19.1	2.4
Acquisitions (4)	224.4	215.8	8.6
Foreign currency translation	(0.4)	(0.4)	—
June 30, 2019	1,197.8	852.0	345.8
As of and for the Six Months Ended June 30, 2020 and 2019:

$ in billions	Total	Retail	Institutional
December 31, 2019	1,226.2	878.2	348.0
Long-term inflows	147.4	105.2	42.2
Long-term outflows	(180.7)	(150.1)	(30.6)
Long-term net flows	(33.3)	(44.9)	11.6
Net flows in non-management fee earning AUM	(18.0)	0.8	(18.8)
Net flows in institutional money market funds	19.7	2.6	17.1
Total net flows	(31.6)	(41.5)	9.9
Reinvested distributions	2.9	2.8	0.1
Market gains and losses	(45.0)	(46.3)	1.3
Foreign currency translation	(7.3)	(4.8)	(2.5)
June 30, 2020	1,145.2	788.4	356.8

December 31, 2018	888.2	566.7	321.5
Long-term inflows	108.2	82.9	25.3
Long-term outflows	(117.5)	(93.4)	(24.1)
Long-term net flows	(9.3)	(10.5)	1.2
Net flows in non-management fee earning AUM	5.8	1.1	4.7
Net flows in institutional money market funds	2.5	3.6	(1.1)
Total net flows	(1.0)	(5.8)	4.8
Reinvested distributions	2.7	2.5	0.2
Market gains and losses	82.4	72.1	10.3
Acquisitions (4)	224.4	215.8	8.6
Foreign currency translation	1.1	0.7	0.4
June 30, 2019	1,197.8	852.0	345.8
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel(1)
As of and for the Three Months Ended June 30, 2020 and 2019:

$ in billions	Total	Retail	Institutional
March 31, 2020	246.1	230.8	15.3
Long-term inflows	20.4	20.0	0.4
Long-term outflows	(21.2)	(20.9)	(0.3)
Long-term net flows	(0.8)	(0.9)	0.1
Net flows in non-management fee earning AUM	(8.7)	(2.9)	(5.8)
Net flows in institutional money market funds	—	—	—
Total net flows	(9.5)	(3.8)	(5.7)
Market gains and losses	44.9	43.2	1.7
Foreign currency translation	0.2	0.2	—
June 30, 2020	281.7	270.4	11.3

March 31, 2019	250.5	231.3	19.2
Long-term inflows	20.1	20.0	0.1
Long-term outflows	(15.5)	(15.5)	—
Long-term net flows	4.6	4.5	0.1
Net flows in non-management fee earning AUM	3.7	1.8	1.9
Net flows in institutional money market funds	—	—	—
Total net flows	8.3	6.3	2.0
Reinvested distributions	—	—	—
Market gains and losses	6.8	6.8	—
Acquisitions (4)	4.5	4.5	—
Foreign currency translation	0.1	0.1	—
June 30, 2019	270.2	249.0	21.2
As of and for the Six Months Ended June 30, 2020 and 2019:

$ in billions	Total	Retail	Institutional
December 31, 2019	297.0	275.8	21.2
Long-term inflows	50.4	42.9	7.5
Long-term outflows	(49.7)	(49.3)	(0.4)
Long-term net flows	0.7	(6.4)	7.1
Net flows in non-management fee earning AUM	(18.0)	0.8	(18.8)
Net flows in institutional money market funds	—	—	—
Total net flows	(17.3)	(5.6)	(11.7)
Reinvested distributions	—	—	—
Market gains and losses	2.2	0.4	1.8
Foreign currency translation	(0.2)	(0.2)	—
June 30, 2020	281.7	270.4	11.3

December 31, 2018	221.0	204.6	16.4
Long-term inflows	40.2	40.1	0.1
Long-term outflows	(31.7)	(31.7)	—
Long-term net flows	8.5	8.4	0.1
Net flows in non-management fee earning AUM	5.8	1.2	4.6
Net flows in institutional money market funds	—	—	—
Total net flows	14.3	9.6	4.7
Market gains and losses	30.4	30.3	0.1
Acquisitions (4)	4.5	4.5	—
Foreign currency translation	—	—	—
June 30, 2019	270.2	249.0	21.2
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class(2)
As of and for the Three Months Ended June 30, 2020 and 2019:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
March 31, 2020	1,053.4	459.4	259.8	54.5	117.5	162.2
Long-term inflows	62.7	25.1	23.0	4.6	—	10.0
Long-term outflows	(76.9)	(42.5)	(17.0)	(5.4)	—	(12.0)
Long-term net flows	(14.2)	(17.4)	6.0	(0.8)	—	(2.0)
Net flows in non-management fee earning AUM	(8.7)	5.9	(14.6)	—	—	—
Net flows in institutional money market funds	(6.6)	—	—	—	(6.6)	—
Total net flows	(29.5)	(11.5)	(8.6)	(0.8)	(6.6)	(2.0)
Reinvested distributions	1.8	0.7	0.5	0.2	—	0.4
Market gains and losses	117.7	95.5	8.7	6.7	0.6	6.2
Foreign currency translation	1.8	0.8	0.3	0.3	—	0.4
June 30, 2020	1,145.2	544.9	260.7	60.9	111.5	167.2
Average AUM	1,118.7	514.3	259.2	58.4	120.2	166.6
% of total average AUM	100.0%	46.0%	23.2%	5.2%	10.7%	14.9%

March 31, 2019	954.8	412.5	220.3	58.2	97.0	166.8
Long-term inflows	54.4	24.2	16.5	5.5	—	8.2
Long-term outflows	(58.3)	(30.2)	(11.4)	(5.0)	—	(11.7)
Long-term net flows	(3.9)	(6.0)	5.1	0.5	—	(3.5)
Net flows in non-management fee earning AUM	3.7	1.1	2.6	—	—	—
Net flows in institutional money market funds	(4.3)	—	—	—	(4.3)	—
Total net flows	(4.5)	(4.9)	7.7	0.5	(4.3)	(3.5)
Reinvested distributions	2.0	1.2	0.5	0.1	—	0.2
Market gains and losses	21.5	16.4	2.6	1.5	(0.4)	1.4
Acquisitions (4)	224.4	149.7	42.5	3.7	3.7	24.8
Foreign currency translation	(0.4)	(0.3)	—	0.1	(0.3)	0.1
June 30, 2019	1,197.8	574.6	273.6	64.1	95.7	189.8
Average AUM	1,055.9	478.5	243.4	61.1	95.7	177.2
% of total average AUM	100.0%	45.3%	23.1%	5.8%	9.1%	16.8%

As of and for the Six Months Ended June 30, 2020 and 2019

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2019	1,226.2	598.8	283.5	67.3	91.4	185.2
Long-term inflows	147.4	61.0	51.8	11.2	—	23.4
Long-term outflows	(180.7)	(94.8)	(42.7)	(13.7)	—	(29.5)
Long-term net flows	(33.3)	(33.8)	9.1	(2.5)	—	(6.1)
Net flows in non-management fee earning AUM	(18.0)	10.6	(28.6)	—	—	—
Net flows in institutional money market funds	19.7	—	—	—	19.7	—
Total net flows	(31.6)	(23.2)	(19.5)	(2.5)	19.7	(6.1)
Reinvested distributions	2.9	1.0	0.9	0.3	—	0.7
Market gains and losses	(45.0)	(28.4)	(3.1)	(3.2)	1.1	(11.4)
Foreign currency translation	(7.3)	(3.3)	(1.1)	(1.0)	(0.7)	(1.2)
June 30, 2020	1,145.2	544.9	260.7	60.9	111.5	167.2
Average AUM	1,147.5	535.2	270.6	60.9	108.4	172.4
% of total average AUM	100.0%	46.6%	23.6%	5.3%	9.4%	15.0%

December 31, 2018	888.2	369.1	208.6	55.4	89.9	165.2
Long-term inflows	108.2	48.6	32.7	8.4	0.2	18.3
Long-term outflows	(117.5)	(57.6)	(23.7)	(9.8)	(0.1)	(26.3)
Long-term net flows	(9.3)	(9.0)	9.0	(1.4)	0.1	(8.0)
Net flows in non-management fee earning AUM	5.8	0.1	5.7	—	—	—
Net flows in institutional money market funds	2.5	—	—	—	2.5	—
Total net flows	(1.0)	(8.9)	14.7	(1.4)	2.6	(8.0)
Reinvested distributions	2.7	1.5	0.7	0.2	—	0.3
Market gains and losses	82.4	62.6	6.9	6.0	(0.5)	7.4
Acquisitions (4)	224.4	149.7	42.5	3.7	3.7	24.8
Foreign currency translation	1.1	0.6	0.2	0.2	—	0.1
June 30, 2019	1,197.8	574.6	273.6	64.1	95.7	189.8
Average AUM	994.4	438.7	228.6	59.4	95.3	172.4
% of total average AUM	100.0%	44.1%	23.0%	6.0%	9.6%	17.3%
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class(2)
As of and for the Three Months Ended June 30, 2020 and 2019:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
March 31, 2020	246.1	182.8	43.2	0.7	—	19.4
Long-term inflows	20.4	12.4	3.3	—	—	4.7
Long-term outflows	(21.2)	(15.1)	(2.4)	—	—	(3.7)
Long-term net flows	(0.8)	(2.7)	0.9	—	—	1.0
Net flows in non-management fee earning AUM	(8.7)	5.9	(14.6)	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	(9.5)	3.2	(13.7)	—	—	1.0
Market gains and losses	44.9	42.2	1.0	0.1	—	1.6
Foreign currency translation	0.2	0.1	0.1	—	—	—
June 30, 2020	281.7	228.3	30.6	0.8	—	22.0
Average AUM	269.9	210.9	37.0	0.7	—	21.3
% of total average AUM	100.0%	78.1%	13.7%	0.3%	—%	7.9%

March 31, 2019	250.5	178.9	52.9	0.8	—	17.9
Long-term inflows	20.1	15.0	2.0	—	—	3.1
Long-term outflows	(15.5)	(11.1)	(0.9)	—	—	(3.5)
Long-term net flows	4.6	3.9	1.1	—	—	(0.4)
Net flows in non-management fee earning AUM	3.7	1.1	2.6	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	8.3	5.0	3.7	—	—	(0.4)
Reinvested distributions	—	—	—	—	—	—
Market gains and losses	6.8	6.1	0.2	—	—	0.5
Acquisitions (4)	4.5	4.5	—	—	—	—
Foreign currency translation	0.1	0.1	—	—	—	—
June 30, 2019	270.2	194.6	56.8	0.8	—	18.0
Average AUM	260.0	186.4	54.9	0.8	—	17.9
% of total average AUM	100.0%	71.7%	21.1%	0.3%	—%	6.9%

As of and for the Six Months Ended June 30, 2020 and 2019:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2019	297.0	217.1	58.9	0.9	—	20.1
Long-term inflows	50.4	32.5	6.8	—	—	11.1
Long-term outflows	(49.7)	(35.0)	(5.6)	—	—	(9.1)
Long-term net flows	0.7	(2.5)	1.2	—	—	2.0
Net flows in non-management fee earning AUM	(18.0)	10.6	(28.6)	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	(17.3)	8.1	(27.4)	—	—	2.0
Reinvested distributions	—	—	—	—	—	—
Market gains and losses	2.2	3.2	(0.8)	(0.1)	—	(0.1)
Foreign currency translation	(0.2)	(0.1)	(0.1)	—	—	—
June 30, 2020	281.7	228.3	30.6	0.8	—	22.0
Average AUM	278.5	210.2	46.8	0.8	—	20.7
% of total average AUM	100.0%	75.5%	16.8%	0.3%	—%	7.4%

December 31, 2018	221.0	155.3	47.2	0.7	—	17.8
Long-term inflows	40.2	28.9	5.6	—	—	5.7
Long-term outflows	(31.7)	(22.5)	(2.5)	—	—	(6.7)
Long-term net flows	8.5	6.4	3.1	—	—	(1.0)
Net flows in non-management fee earning AUM	5.8	0.1	5.7	—	—	—
Net flows in institutional money market funds	—	—	—	—	—	—
Total net flows	14.3	6.5	8.8	—	—	(1.0)
Reinvested distributions	—	—	—	—	—	—
Market gains and losses	30.4	28.3	0.8	0.1	—	1.2
Acquisitions (4)	4.5	4.5	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
June 30, 2019	270.2	194.6	56.8	0.8	—	18.0
Average AUM	249.0	178.0	52.2	0.8	—	18.0
% of total average AUM	100.0%	71.5%	21.0%	0.3%	—%	7.2%
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile(3)
As of and for the Three Months Ended June 30, 2020 and 2019:

$ in billions	Total	Americas	UK	EMEA Ex UK	Asia
March 31, 2020	1,053.4	756.8	53.9	122.1	120.6
Long-term inflows	62.7	37.2	1.3	13.2	11.0
Long-term outflows	(76.9)	(52.1)	(4.4)	(11.4)	(9.0)
Long-term net flows	(14.2)	(14.9)	(3.1)	1.8	2.0
Net flows in non-management fee earning AUM	(8.7)	(0.6)	—	(8.3)	0.2
Net flows in institutional money market funds	(6.6)	(4.1)	—	0.1	(2.6)
Total net flows	(29.5)	(19.6)	(3.1)	(6.4)	(0.4)
Reinvested distributions	1.8	1.8	—	—	—
Market gains and losses	117.7	89.9	4.5	14.6	8.7
Foreign currency translation	1.8	0.9	(0.2)	0.6	0.5
June 30, 2020	1,145.2	829.8	55.1	130.9	129.4

March 31, 2019	954.8	629.8	78.9	131.2	114.9
Long-term inflows	54.4	27.2	2.0	14.1	11.1
Long-term outflows	(58.3)	(33.3)	(4.7)	(12.2)	(8.1)
Long-term net flows	(3.9)	(6.1)	(2.7)	1.9	3.0
Net flows in non-management fee earning AUM	3.7	2.6	0.3	0.9	(0.1)
Net flows in institutional money market funds	(4.3)	(5.6)	—	0.9	0.4
Total net flows	(4.5)	(9.1)	(2.4)	3.7	3.3
Reinvested distributions	2.0	1.9	0.1	—	—
Market gains and losses	21.5	16.9	0.8	3.4	0.4
Acquisitions (4)	224.4	223.7	0.7	—	—
Foreign currency translation	(0.4)	0.6	(1.8)	0.8	—
June 30, 2019	1,197.8	863.8	76.3	139.1	118.6

As of and for the Six Months Ended June 30, 2020 and 2019:

$ in billions	Total	Americas	UK	EMEA Ex UK	Asia
December 31, 2019	1,226.2	879.5	74.4	143.7	128.6
Long-term inflows	147.4	91.8	3.2	29.8	22.6
Long-term outflows	(180.7)	(120.1)	(11.0)	(29.2)	(20.4)
Long-term net flows	(33.3)	(28.3)	(7.8)	0.6	2.2
Net flows in non-management fee earning AUM	(18.0)	(8.8)	(0.1)	(9.6)	0.5
Net flows in institutional money market funds	19.7	19.2	0.1	0.2	0.2
Total net flows	(31.6)	(17.9)	(7.8)	(8.8)	2.9
Reinvested distributions	2.9	2.8	—	—	0.1
Market gains and losses	(45.0)	(33.4)	(7.2)	(3.1)	(1.3)
Foreign currency translation	(7.3)	(1.2)	(4.3)	(0.9)	(0.9)
June 30, 2020	1,145.2	829.8	55.1	130.9	129.4

December 31, 2018	888.2	581.6	76.6	125.5	104.5
Long-term inflows	108.2	57.0	5.2	26.5	19.5
Long-term outflows	(117.5)	(64.1)	(10.4)	(26.3)	(16.7)
Long-term net flows	(9.3)	(7.1)	(5.2)	0.2	2.8
Net flows in non-management fee earning AUM	5.8	4.0	0.2	1.6	—
Net flows in institutional money market funds	2.5	(2.3)	—	1.0	3.8
Total net flows	(1.0)	(5.4)	(5.0)	2.8	6.6
Reinvested distributions	2.7	2.5	0.2	—	—
Market gains and losses	82.4	60.5	3.9	11.0	7.0
Acquisitions (4)	224.4	223.7	0.7	—	—
Foreign currency translation	1.1	0.9	(0.1)	(0.2)	0.5
June 30, 2019	1,197.8	863.8	76.3	139.1	118.6
___________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile(3)
As of and for the Three Months Ended June 30, 2020 and 2019:

$ in billions	Total	Americas	UK	EMEA Ex UK	Asia
March 31, 2020	246.1	194.9	0.6	45.8	4.8
Long-term inflows	20.4	12.0	0.1	7.7	0.6
Long-term outflows	(21.2)	(14.5)	(0.2)	(6.1)	(0.4)
Long-term net flows	(0.8)	(2.5)	(0.1)	1.6	0.2
Net flows in non-management fee earning AUM	(8.7)	(0.6)	—	(8.3)	0.2
Net flows in institutional money market funds	—	—	—	—	—
Total net flows	(9.5)	(3.1)	(0.1)	(6.7)	0.4
Market gains and losses	44.9	37.2	0.1	6.7	0.9
Foreign currency translation	0.2	—	—	0.2	—
June 30, 2020	281.7	229.0	0.6	46.0	6.1

March 31, 2019	250.5	207.4	0.6	38.4	4.1
Long-term inflows	20.1	10.7	0.1	8.8	0.5
Long-term outflows	(15.5)	(9.0)	(0.1)	(5.7)	(0.7)
Long-term net flows	4.6	1.7	—	3.1	(0.2)
Net flows in non-management fee earning AUM	3.7	2.6	0.3	0.9	(0.1)
Net flows in institutional money market funds	—	—	—	—	—
Total net flows	8.3	4.3	0.3	4.0	(0.3)
Reinvested distributions	—	—	—	—	—
Market gains and losses	6.8	5.3	—	1.4	0.1
Acquisitions (4)	4.5	4.5	—	—	—
Foreign currency translation	0.1	—	—	0.1	—
June 30, 2019	270.2	221.5	0.9	43.9	3.9
As of and for the Six Months Ended June 30, 2020 and 2019:

$ in billions	Total	Americas	UK	EMEA Ex UK	Asia
December 31, 2019	297.0	240.0	0.7	51.4	4.9
Long-term inflows	50.4	30.5	0.4	18.3	1.2
Long-term outflows	(49.7)	(34.2)	(0.4)	(14.3)	(0.8)
Long-term net flows	0.7	(3.7)	—	4.0	0.4
Net flows in non-management fee earning AUM	(18.0)	(8.8)	(0.1)	(9.6)	0.5
Net flows in institutional money market funds	—	—	—	—	—
Total net flows	(17.3)	(12.5)	(0.1)	(5.6)	0.9
Reinvested distributions	—	—	—	—	—
Market gains and losses	2.2	1.6	—	0.3	0.3
Foreign currency translation	(0.2)	(0.1)	—	(0.1)	—
June 30, 2020	281.7	229.0	0.6	46.0	6.1

December 31, 2018	221.0	184.0	0.7	32.6	3.7
Long-term inflows	40.2	23.7	0.2	15.5	0.8
Long-term outflows	(31.7)	(20.2)	(0.2)	(10.1)	(1.2)
Long-term net flows	8.5	3.5	—	5.4	(0.4)
Net flows in non-management fee earning AUM	5.8	4.0	0.2	1.6	—
Net flows in institutional money market funds	—	—	—	—	—
Total net flows	14.3	7.5	0.2	7.0	(0.4)
Reinvested distributions	—	—	—	—	—
Market gains and losses	30.4	25.5	—	4.3	0.6
Acquisitions (4)	4.5	4.5	—	—	—
Foreign currency translation	—	—	—	—	—
June 30, 2019	270.2	221.5	0.9	43.9	3.9

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

Results of Operations for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.
Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

			Variance				Variance
	Three months ended June 30,		2020 vs 2019		Six months ended June 30,		2020 vs 2019
$ in millions	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Investment management fees	1,037.1	1,071.3	(34.2)	(3.2)%	2,205.4	1,995.0	210.4	10.5%
Service and distribution fees	332.7	294.1	38.6	13.1%	698.5	513.4	185.1	36.1%
Performance fees	3.5	15.7	(12.2)	(77.7)%	8.3	37.5	(29.2)	(77.9)%
Other	45.7	58.3	(12.6)	(21.6)%	105.7	108.1	(2.4)	(2.2)%
Total operating revenues	1,419.0	1,439.4	(20.4)	(1.4)%	3,017.9	2,654.0	363.9	13.7%

Invesco Great Wall	48.8	36.7	12.1	33.0%	101.9	68.5	33.4	48.8%
Revenue Adjustments:
Investment management fees	(175.9)	(203.8)	27.9	(13.7)%	(380.5)	(391.3)	10.8	(2.8)%
Service and distribution fees	(228.5)	(201.8)	(26.7)	13.2%	(485.1)	(342.2)	(142.9)	41.8%
Other	(39.6)	(46.2)	6.6	(14.3)%	(93.5)	(86.3)	(7.2)	8.3%
Total Revenue Adjustments(1)	(444.0)	(451.8)	7.8	(1.7)%	(959.1)	(819.8)	(139.3)	17.0%
CIP	10.5	7.2	3.3	45.8%	19.4	15.9	3.5	22.0%
Net revenues(2)	1,034.3	1,031.5	2.8	0.3%	2,180.1	1,918.6	261.5	13.6%
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

The impact of foreign exchange rate movements decreased operating revenues by $7.9 million, equivalent to 0.6% of total operating revenues, during the three months ended June 30, 2020 when compared to the three months ended June 30, 2019. The impact of foreign exchange rate movements decreased operating revenues by $13.4 million, equivalent to 0.4% of total operating revenues, during the six months ended June 30, 2020 when compared to the six months ended June 30, 2019.
Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows), changes in the mix of investment products between asset classes and geographies and acquisitions may materially affect our revenues from period to period.
The results of the OppenheimerFunds acquisition are included from May 24, 2019 (date of acquisition), which impacts comparison between the periods presented here. As discussed in the “Executive Overview” section above, equity markets showed extreme volatility as global markets reacted to the COVID-19 pandemic during the six months ended June 30, 2020, with all time highs at the beginning of the period and followed by an extreme downturn and partial recovery. The three months ended June 30, 2020 finished with a substantial recovery from depressed values at the start of the period. This extreme volatility impacted our 2020 results, offsetting some of the acquisition-related increases when comparing between 2020 and 2019. The 2020 results were also impacted by shifts in the mix of AUM, resulting both from flows and from the market impact of the COVID-19 pandemic, which has adversely impacted our revenue and resulting revenue yields in 2020. We expect market uncertainty and movement into lower yield products will continue to pressure revenues in the near term.

Investment Management Fees
Investment management fees decreased by $34.2 million (3.2%) in the three months ended June 30, 2020 to $1,037.1 million as compared to $1,071.3 million in the three months ended June 30, 2019. The impact of foreign exchange rate movements decreased investment management fees by $7.1 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. After allowing for foreign exchange movements, investment management fees decreased by $27.1 million (2.5%). Average AUM increased 5.9% when compared to the 2019 period. The increase in average AUM relates to the acquired OppenheimerFunds business (acquired May 24, 2019). However, shifts in the mix of AUM, resulting both from flows and from the market impact of the COVID-19 pandemic, resulted in a lower revenue yield on AUM in 2020, which more than offset the increase from the acquisition.
Investment management fees increased by $210.4 million (10.5%) in the six months ended June 30, 2020 to $2,205.4 million (six months ended June 30, 2019: $1,995.0 million). This compares to a 15.4% increase in average AUM. The impact of foreign exchange rate movements decreased investment management fees by $12.0 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. After allowing for foreign exchange movements, investment management fees increased by $222.4 million (11.1%). The increase in average AUM relates to the acquired OppenheimerFunds business (acquired May 24, 2019). However, shifts in the mix of AUM, resulting both from flows and from the market impact of the COVID-19 pandemic, resulted in lower revenue yields, partially offset the increase from the acquisition.
See the company’s disclosures regarding the changes in AUM and revenue yields during the three and six months ended June 30, 2020 and June 30, 2019 in the “Assets Under Management” section above for additional information regarding the impact of changes in AUM on management fee yields.
Service and Distribution Fees
In the three months ended June 30, 2020, service and distribution fees increased by $38.6 million (13.1%) to $332.7 million when compared to three months ended June 30, 2019 of $294.1 million. The impact of foreign exchange rate movements decreased service and distribution fees by $0.8 million during the three months ended June 30, 2020 as compared to the second quarter of 2019. The total increase is made up of higher distribution fees of $22.3 million, transfer agency fees of $14.6 million, and custody fees of $2.3 million. The increase is primarily a result of revenues earned from the acquired OppenheimerFunds business (acquired May 24, 2019).
In the six months ended June 30, 2020, service and distribution fees increased by $185.1 million (36.1%) to $698.5 million when compared to six months ended June 30, 2019 of $513.4 million. The impact of foreign exchange rate movements decreased service and distribution fees by $1.2 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The total increase is made up of higher distribution fees of $102.8 million and transfer agency fees of $63.1 million, administrative fees of $12.1 million and custody fees of $7.1million. The increase is primarily a result of revenues earned from the acquired OppenheimerFunds business (acquired May 24, 2019).
Performance Fees
Of our $1,145.2 billion in AUM at June 30, 2020, approximately $47.7 billion (4.2%) could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts.
In the three months ended June 30, 2020, performance fees decreased by $12.2 million (77.7%) to $3.5 million when compared to the performance fees in the three months ended June 30, 2019 of $15.7 million. Performance fees during the second quarter of 2020 were primarily generated from institutional products.
In the six months ended June 30, 2020, performance fees decreased by $29.2 million (77.9%) to $8.3 million when compared to the performance fees in the six months ended June 30, 2019 of $37.5 million. Performance fees during the six month period ended June 30, 2020 were primarily generated by real estate and institutional products.
Other Revenues
In the three months ended June 30, 2020, other revenues decreased by $12.6 million (21.6%) to $45.7 million (three months ended June 30, 2019: $58.3 million). There was no impact of foreign exchange rate movements during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease in other revenues was primarily driven by a decreases in commissions of $3.4 million, UIT revenues of $6.4 million and real estate transaction fees of $2.5 million.

In the six months ended June 30, 2020, other revenues decreased by $2.4 million (2.2%) to $105.7 million (six months ended June 30, 2019: $108.1 million). There was no impact of foreign exchange rate movements during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease in other revenue was primarily driven by decreases in UIT revenues of $10.0 million and real estate transaction fees of $4.6 million offset by an increase in commissions of $11.6 million.
Invesco Great Wall
The company’s most significant joint venture arrangement is our 49% investment in Invesco Great Wall Fund Management Company Limited (Invesco Great Wall). Management believes that the revenues from Invesco Great Wall should be added to operating revenues to arrive at net revenues, as it is important to evaluate the contribution to the business that Invesco Great Wall is making. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues.
Net revenues from Invesco Great Wall were $48.8 million and average AUM was $45.1 billion, for the three months ended June 30, 2020 (net revenues were $36.7 million and average AUM was $35.2 billion in the three months ended June 30, 2019). The increase in revenue is a result of higher AUM as well as increased performance fees and front-end fees.
Net revenues from Invesco Great Wall were $101.9 million and average AUM was $44.2 billion for the six months ended June 30, 2020 (net revenues were $68.5 million and average AUM was $33.3 billion in the six months ended June 30, 2019). The increase in revenue is a result of higher AUM as well as increased performance fees and front-end fees.
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
The elimination of management fees earned from CIP was $10.5 million in the three months ended June 30, 2020 (three months ended June 30, 2019: $7.2 million). The increase is due to the increase in management fees earned from newly launched CLOs.
The elimination of management fees earned from CIP was $19.4 million in the six months ended June 30, 2020 (six months ended June 30, 2019: $15.9 million). The increase is due to the increase in management fees earned from newly launched CLOs.
Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

			Variance				Variance
	Three months ended June 30,		2020 vs 2019		Six months ended June 30,		2020 vs 2019
$ in millions	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Third-party distribution, service and advisory	444.0	451.8	(7.8)	(1.7)%	959.1	819.8	139.3	17.0%
Employee compensation	454.6	421.9	32.7	7.8%	876.5	803.2	73.3	9.1%
Marketing	14.4	33.4	(19.0)	(56.9)%	47.1	61.4	(14.3)	(23.3)%
Property, office and technology	128.3	114.9	13.4	11.7%	258.7	222.1	36.6	16.5%
General and administrative	188.9	94.2	94.7	100.5%	295.2	178.0	117.2	65.8%
Transaction, integration, and restructuring	71.7	304.9	(233.2)	(76.5)%	147.2	351.0	(203.8)	(58.1)%
Total operating expenses	1,301.9	1,421.1	(119.2)	(8.4)%	2,583.8	2,435.5	148.3	6.1%
The tables below set forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	Three months ended June 30, 2020	% of Total Operating Expenses	% of Operating Revenues	Three months ended June 30, 2019	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	444.0	34.1%	31.3%	451.8	31.8%	31.4%
Employee compensation	454.6	34.9%	32.0%	421.9	29.7%	29.3%
Marketing	14.4	1.1%	1.0%	33.4	2.4%	2.3%
Property, office and technology	128.3	9.9%	9.0%	114.9	8.1%	8.0%
General and administrative	188.9	14.5%	13.3%	94.2	6.6%	6.5%
Transaction, integration, and restructuring	71.7	5.5%	5.1%	304.9	21.5%	21.2%
Total operating expenses	1,301.9	100.0%	91.7%	1,421.1	100.0%	98.7%

$ in millions	Six months ended June 30, 2020	% of Total Operating Expenses	% of Operating Revenues	Six months ended June 30, 2019	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	959.1	37.1%	31.8%	819.8	33.7%	30.9%
Employee compensation	876.5	33.9%	29.0%	803.2	33.0%	30.3%
Marketing	47.1	1.8%	1.6%	61.4	2.5%	2.3%
Property, office and technology	258.7	10.0%	8.6%	222.1	9.1%	8.4%
General and administrative	295.2	11.4%	9.8%	178.0	7.3%	6.7%
Transaction, integration, and restructuring	147.2	5.7%	4.9%	351.0	14.4%	13.2%
Total operating expenses	2,583.8	100.0%	85.6%	2,435.5	100.0%	91.8%
During the three months ended June 30, 2020, operating expenses decreased by $119.2 million (8.4%) to $1,301.9 million (three months ended June 30, 2019: $1,421.1 million). The impact of foreign exchange rate movements decreased operating expenses by $8.6 million, or 0.7% of total operating expenses, during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.
During the six months ended June 30, 2020, operating expenses increased by $148.3 million (6.1%) to $2,583.8 million (six months ended June 30, 2019: $2,435.5 million). The impact of foreign exchange rate movements decreased operating expenses by $13.2 million, or 0.5% of total operating expenses, during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.
Third-Party Distribution, Service and Advisory
Third party distribution service and advisory expenses decreased $7.8 million (1.7)% to $444.0 million in the three months ended June 30, 2020 (three months ended June 30, 2019: $451.8 million). The impact of foreign exchange rate movements decreased third party costs by $1.3 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. After allowing for foreign exchange rate changes, the decrease in costs was $6.5 million. Included are decreases of $16.6 million in renewal commissions, $16.3 million in transaction fees, $3.9 million in asset and sales based fees, and $2.9 million in unitary fees. These decreases were partially offset by increases of $24.4 million in service fees (primarily 12b-1 and transfer agent fees), $7.4 million in other management fee costs and $1.1 million in fund expenses. The decrease is due to lower revenues as discussed above, partially offset by increases from the acquired OppenheimerFunds business (acquired May 24, 2019). See "Schedule of Non-GAAP Information" for additional disclosures.

Third party distribution service and advisory expenses increased $139.3 million (17.0%) to $959.1 million in the six months ended June 30, 2020 (six months ended June 30, 2019: $819.8 million). The impact of foreign exchange rate movements decreased third party costs by $1.9 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. After allowing for foreign exchange rate changes, the increase in costs was $141.2 million. Included are increases of $133.6 million in service fees (primarily 12b-1 and transfer agent fees), $10.7 million in fund expenses, $8.0 million in asset and sales based fees and $23.8 million in other management fee costs and front load commissions. These increases were partially offset by decreases of $18.5 million in renewal commissions, $15.1 million in transaction fees, and $2.0 million in unitary fees. The increase is primarily a result of costs from the acquired OppenheimerFunds business (acquired May 24, 2019). See "Schedule of Non-GAAP Information" for additional disclosures.

Employee Compensation
Employee compensation increased $32.7 million (7.8%) to $454.6 million in the three months ended June 30, 2020 (three months ended June 30, 2019: $421.9 million). The impact of foreign exchange rate movements decreased employee compensation by $4.2 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. After allowing for foreign exchange rate changes, there was an increase in employee compensation of $36.9 million. This increase was primarily related to increases related to the mark-to-market on the deferred compensation liability of $29.0 million, and base salaries and staff benefits of $28.7 million, partially offset by a decrease of $16.4 million in variable compensation. The base salary and benefit increase was driven by increased headcount for a full quarter in the three months ended June 30, 2020 versus a partial quarter in the three months ended June 30, 2019 as a result of the OppenheimerFunds acquisition (acquired May 24, 2019).
Employee compensation increased $73.3 million (9.1%) to $876.5 million in the six months ended June 30, 2020 (six months ended June 30, 2019: $803.2 million). The impact of foreign exchange rate movements decreased employee compensation by $6.8 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. After allowing for foreign exchange rate changes, there was a increase in employee compensation of $80.1 million. This increase was related to an increase of $68.6 million in base salaries and staff benefits and an increase of $25.1 million in variable compensation, partially offset by a decrease related to the mark-to-market on the deferred compensation liability of $17.1 million. The increase was driven by increased headcount for the full six months ended June 30, 2020 versus a partial period in the six months ended June 30, 2019 as a result of the OppenheimerFunds acquisition (acquired May 24, 2019).
Headcount at June 30, 2020 was 8,717 (June 30, 2019: 8,902), with the decrease due to realized synergies occurring after the OppenheimerFunds acquisition.
Marketing
Marketing expenses decreased $19.0 million (56.9%) to $14.4 million in the three months ended June 30, 2020 (three months ended June 30, 2019: $33.4 million). The impact of foreign exchange rate movements decreased marketing expenses by $0.2 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. After allowing for foreign exchange rate changes, the decrease in marketing expenses was $18.8 million. The decrease was related to decreased travel, client events and advertising as a result of the of the COVID-19 pandemic.
Marketing expenses decreased $14.3 million (23.3%) to $47.1 million in the six months ended June 30, 2020 (six months ended June 30, 2019: $61.4 million). The impact of foreign exchange rate movements decreased marketing expenses by $0.4 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. After allowing for foreign exchange rate changes, the decrease in marketing expenses was $13.9 million. The decrease was related to decreased travel, client events and advertising as a result of the of the COVID-19 pandemic.
Property, Office and Technology
Property, office and technology costs increased by $13.4 million (11.7%) to $128.3 million in the three months ended June 30, 2020 (three months ended June 30, 2019: $114.9 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $1.4 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. After allowing for foreign exchange rate movements, the increase was $14.8 million. This increase was primarily comprised of lease expenses of $8.0 million, software maintenance of $4.2 million and depreciation of $2.5 million. The increase is primarily a result of the acquired OppenheimerFunds business (acquired May 24, 2019).
Property, office and technology costs increased by $36.6 million (16.5%) to $258.7 million in the six months ended June 30, 2020 (six months ended June 30, 2019: $222.1 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $2.1 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. After allowing for foreign exchange rate movements, the increase was $38.7 million. This increase was primarily comprised of lease expenses of $16.7 million, software maintenance of $10.2 million, depreciation of $6.4 million and outsourced administration costs of $5.2 million. The increase is primarily a result of the acquired OppenheimerFunds business (acquired May 24, 2019).
General and Administrative
General and administrative expenses increased by $94.7 million (100.5%) to $188.9 million in the three months ended June 30, 2020 (three months ended June 30, 2019: $94.2 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $1.5 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. After allowing for foreign exchange rate movements, the increase was $96.2 million.The increase was primarily driven by the previously disclosed S&P 500 equal weight funds rebalancing correction of $105.3 million (See Note 13, "Commitments and Contingencies", for additional details). Other increases include $3.3 million in market data services costs, $1.7 million of irrecoverable taxes, $1.6 million in professional services and regulatory costs and $1.2 million in fund expenses, partially offset by decreases of $10.4 million in travel expenses and $4.0 million in fund expenses incurred by CIP.
General and administrative expenses increased by $117.2 million (65.8%) to $295.2 million in the six months ended June 30, 2020 (six months ended June 30, 2019: $178.0 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $2.0 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. After allowing for foreign exchange rate movements, the increase was $119.2 million. The increase was primarily driven by the previously disclosed S&P 500 equal weight funds rebalancing correction of $105.3 million. Other increases include $8.7 million in fund expenses incurred by CIP, $7.8 million in market data services costs, $5.3 million of irrecoverable taxes, $4.9 million in professional services and regulatory costs and $3.6 million in fund expenses, partially offset by a decrease of $11.5 million in travel expenses.
Transaction, Integration, and Restructuring
Transaction, integration, and restructuring charges were $71.7 million for the three months ended June 30, 2020 (three months ended June 30, 2019: $304.9 million). Transaction and integration related costs were $57.4 million during the three months ended June 30, 2020 (three months ended June 30, 2019: $303.0 million) primarily related to the OppenheimerFunds acquisition. Transaction and integration costs include $20.6 million in compensation related expenses, $21.6 million for non-compensation related expenses and $15.2 million of amortization of management contracts and other intangible assets. Other costs during the quarter include severance and other personnel-related charges of $11.2 million including expenses of the EMEA investment team restructuring.
Transaction, integration, and restructuring charges were $147.2 million for the six months ended June 30, 2020 (six months ended June 30, 2019: $351.0 million). Transaction and integration related costs were $130.4 million during the six months ended June 30, 2020 (June 30, 2019: $346.8 million) primarily related to the OppenheimerFunds acquisition. Transaction and integration costs include $57.9 million in compensation related expenses, $41.4 million for non-compensation related expenses and $31.1 million of amortization of management contracts and other intangible assets. Other costs during the six months ended June 30, 2020 include severance and other personnel-related charges of $12.7 million including expenses of the EMEA investment team restructuring.
Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

			Variance				Variance
	Three months ended June 30,		2020 vs 2019		Six months ended June 30,		2020 vs 2019
$ in millions	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Equity in earnings of unconsolidated affiliates	11.2	12.1	(0.9)	(7.4)%	28.1	27.1	1.0	3.7%
Interest and dividend income	2.4	3.9	(1.5)	(38.5)%	8.8	8.6	0.2	2.3%
Interest expense	(34.8)	(33.0)	(1.8)	5.5%	(71.1)	(66.1)	(5.0)	7.6%
Other gains and losses, net	60.0	24.1	35.9	149.0%	(46.5)	55.2	(101.7)	N/A
Other income/(expense) of CIP, net	(50.5)	51.1	(101.6)	N/A	(70.6)	90.0	(160.6)	N/A
Total other income and expenses	(11.7)	58.2	(69.9)	N/A	(151.3)	114.8	(266.1)	N/A
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates decreased by $0.9 million to $11.2 million in the three months ended June 30, 2020 (three months ended June 30, 2019: $12.1 million).
Equity in earnings of unconsolidated affiliates increased by $1.0 million to $28.1 million in the six months ended June 30, 2020 (six months ended June 30, 2019: $27.1 million).

Other gains and losses, net
Other gains and losses, net was a gain of $60.0 million in the three months ended June 30, 2020 (three months ended June 30, 2019: $24.1 million gain). Included in the gain were $56.8 million on investments and instruments held for our deferred compensation plans, $9.7 million of net gains related to the mark-to-market on seed money investments and $3.9 million on the mark-to-market of an acquisition-related contingent consideration liability. These gains were partially offset by net realized investment losses of $9.8 million.
Other gains and losses, net was a loss of $46.5 million in the six months ended June 30, 2020 (six months ended June 30, 2019: $55.2 million gain). Included in the $46.5 million loss were $35.0 million of net losses related to the mark-to-market on seed money investments, $10.9 million losses on investments and instruments held for our deferred compensation plans, net realized investment losses of $9.8 million and $3.6 million of net foreign exchange losses on intercompany loans. These losses were partially offset by net gains of $12.7 million on the mark-to-market of an acquisition-related contingent consideration liability.
Other income/(expense) of CIP
Other income/(expense) of CIP includes interest and dividend income, interest expense, and other gains/(losses) of CIP.
In the three months ended June 30, 2020, interest and dividend income of CIP decreased by $7.0 million (8.1%) to $79.7 million (three months ended June 30, 2019: $86.7 million). Interest expense of CIP decreased by $2.3 million (4.2%) to $52.5 million (three months ended June 30, 2019: $54.8 million).
In the six months ended June 30, 2020, interest and dividend income of CIP decreased by $6.5 million (3.8%) to $164.9 million (six months ended June 30, 2019: $171.4 million). Interest expense of CIP decreased by $3.4 million (3.0%) to $109.4 million (six months ended June 30, 2019: $112.8 million).
Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the three months ended June 30, 2020, other gains and losses of CIP were net losses of $77.7 million as compared to net gains of $19.2 million in the three months ended June 30, 2019. The losses in the second quarter were driven by unrealized losses on collateralized loan obligation products (CLOs). CLOs are valued on a one-month lag, therefore the losses recorded in the second quarter reflect the valuation as of May 31, 2020.
Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the six months ended June 30, 2020, other gains and losses of CIP were net losses of $126.1 million as compared to net gains of $31.4 million in the six months ended June 30, 2019. The net losses during the six months ended June 30, 2020 were attributable to market-driven losses of investments held by consolidated funds.
Net impact of CIP and related noncontrolling interests in consolidated entities
The net impact to net income attributable to Invesco Ltd. in each period primarily represents the changes in the value of the company’s holding in its consolidated CLOs, which is reclassified into other gains/(losses) from accumulated other comprehensive income upon consolidation. The consolidation of investment products during the three months ended June 30, 2020 resulted in a net decrease in net income attributable to Invesco Ltd. of $0.1 million (three months ended June 30, 2019: $1.6 million increase). The consolidation of investment products during the six months ended June 30, 2020 resulted in a net decrease in net income attributable to Invesco Ltd. of $0.2 million (six months ended June 30, 2019: $0.6 million increase). CIP are taxed at the investor level and not at the product level; therefore, there is no tax provision reflected in the net impact of CIP.
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

Our effective tax rate increased to 41.2% for the three months ended June 30, 2020 (three months ended June 30, 2019: 19.0%). The inclusion of non-controlling interests in consolidated entities increased our effective tax rate by 10.9% for the three months ended June 30, 2020 (three months ended June 30, 2019: decreased 7.6%). The remainder of the rate movement for the quarter was primarily due to changes in the mix of pre-tax income.
Our effective tax rate increased to 35.6% for the six months ended June 30, 2020 (six months ended June 30, 2019: 24.2%). The six months ended June 30, 2020 includes a 3.5% rate increase related to the vestings of our annual common share-based compensation awards partially offset by a 3.1% rate decrease related to the reversal of an uncertain tax position due to the expiration of the statute of limitations. The inclusion of income from non-controlling interests in consolidated entities increased our effective tax rate by 6.1% for the six months ended June 30, 2020 (six months ended June 30, 2019: decreased 2.8%). The remainder of the rate movement for 2020 was primarily due to changes in the mix of pretax income.

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
Reconciliation of Operating revenues to Net revenues:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2020	2019	2020	2019
Operating revenues, U.S. GAAP basis	1,419.0	1,439.4	3,017.9	2,654.0
Invesco Great Wall(1)	48.8	36.7	101.9	68.5
Revenue Adjustments(2)
Investment management fees	(175.9)	(203.8)	(380.5)	(391.3)
Service and distribution fees	(228.5)	(201.8)	(485.1)	(342.2)
Other	(39.6)	(46.2)	(93.5)	(86.3)
Total Revenue Adjustments	(444.0)	(451.8)	(959.1)	(819.8)
CIP(3)	10.5	7.2	19.4	15.9
Net revenues	1,034.3	1,031.5	2,180.1	1,918.6
Reconciliation of Operating income to Adjusted operating income:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2020	2019	2020	2019
Operating income, U.S. GAAP basis	117.1	18.3	434.1	218.5
Invesco Great Wall(1)	25.6	19.2	57.7	34.1
CIP(3)	12.0	12.6	37.9	24.1
Transaction, integration, and restructuring(4)	71.7	304.9	147.2	351.0
Compensation expense related to market valuation changes in deferred compensation plans(5)	28.0	8.4	(9.8)	20.0
Other reconciling items(6)	105.3	—	105.3	—
Adjusted operating income	359.7	363.4	772.4	647.7

Operating margin*	8.3%	1.3%	14.4%	8.2%
Adjusted operating margin**	34.8%	35.2%	35.4%	33.8%

Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per common share data	2020	2019	2020	2019
Net income attributable to Invesco Ltd., U.S. GAAP basis	40.5	40.1	122.0	217.8
CIP(3)	0.1	(1.6)	0.2	(0.6)
Transaction, integration, and restructuring, net of tax(4)	64.7	243.5	132.1	288.3
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax(5)	(22.6)	(1.3)	—	(6.0)
Other reconciling items, net of tax(6)	77.0	(0.3)	60.7	5.7
Adjusted net income attributable to Invesco Ltd.	159.7	280.4	315.0	505.2

Average common shares outstanding - diluted	463.1	433.8	461.0	418.2
Diluted EPS	$0.09	$0.09	$0.26	$0.52
Adjusted diluted EPS***	$0.35	$0.65	$0.68	$1.21
____________

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

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
See Part I, Item 1, Financial Statements - Note 14, "Consolidated Investment Products", for a detailed analysis of the impact to the company’s Condensed Consolidated Financial Statements from the consolidation of CIP. The reconciling items add back the management and performance fees earned by Invesco from the consolidated products and remove the revenues and expenses recorded by the consolidated products that have been included in the U.S. GAAP Condensed Consolidated Statements of Income.
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

(4)	Transaction, integration, and restructuring related adjustments
Management believes it is useful to investors and other users of our Condensed Consolidated Financial Statements to adjust for the transaction, integration, and restructuring charges in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition and disposition related income or charges. See “Results of Operations for the three and six months ended June 30, 2020 and 2019 -- Transaction, Integration, and Restructuring” for additional details.

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
See below for a reconciliation of deferred compensation related items:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2020	2019	2020	2019
Market movement on deferred compensation plan liabilities:
Compensation expense related to market valuation changes in deferred compensation liability	28.0	8.4	(9.8)	20.0
Adjustments to operating income	28.0	8.4	(9.8)	20.0
Market valuation changes and dividend income from investments and instruments held related to deferred compensation plans in other income/(expense)	(57.5)	(10.2)	9.9	(27.9)
Taxation:
Taxation on deferred compensation plan market valuation changes and dividend income less compensation expense	6.9	0.5	(0.1)	1.9
Adjustments to net income attributable to Invesco Ltd.	(22.6)	(1.3)	—	(6.0)

(6)	Other reconciling items
Each of these other reconciling items has been adjusted from U.S. GAAP to arrive at the company’s non-GAAP financial measures for the reasons either outlined in the paragraphs above, due to the unique character and magnitude of the reconciling item, or because the item represents a continuation of a reconciling item adjusted from U.S. GAAP in a prior period.

	Three months ended June 30,		Six months ended June 30,
$ in millions	2020	2019	2020	2019
Other non-GAAP adjustments:
Fund rebalancing correction(a)	105.3	—	105.3	—
Adjustments to operating income	105.3	—	105.3	—
Foreign exchange hedge(b)	(0.2)	0.2	(1.2)	2.3
Acquisition-related contingent consideration(c)	(3.6)	(0.5)	(12.3)	5.3
Taxation:
Taxation on fund rebalancing correction(a)	(25.3)	—	(25.3)	—
Release of uncertain tax position(d)	—	—	(9.0)	—
Taxation on foreign exchange hedge amortization(b)	0.1	(0.1)	0.3	(0.6)
Taxation on acquisition-related contingent consideration(c)	0.7	0.1	2.9	(1.3)
Adjustments to net income attributable to Invesco Ltd.	77.0	(0.3)	60.7	5.7

(a)
The company recorded a charge of $105.3 million in the second quarter of 2020 due to a previously disclosed S&P 500 equal weight funds rebalancing correction. Due to the unique character and magnitude of this item, it has been adjusted from U.S. GAAP to arrive at the company's non-GAAP financial measures.

(b)
Included within other gains and losses, net is the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar foreign exchange rates. The Pound Sterling contracts provided coverage through June 30, 2020. The adjustment from U.S. GAAP to non-GAAP earnings removes the impact of market volatility; therefore, the company’s non-GAAP results include only the amortization of the cost of the contracts during the contract period.

(c)
In 2019, the company made digital wealth acquisitions, which resulted in a contingent consideration liability. Adjustment to the fair value of contingent consideration liability is a decrease of $3.5 million in the three and six months ended June 30, 2020. See Note 3, "Fair Value of Assets and Liabilities".

(d)
The income tax provision for the six months ended June 30, 2020 includes a tax benefit of $9.0 million resulting from the reversal of an uncertain tax position due to the expiration of statute of limitations. This benefit has been removed from the company’s non-GAAP results to be consistent with the exclusion of the original provision in a prior period.

Balance Sheet Discussion(1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP and policyholder balances for the reasons outlined in footnote 1 to the table:

	As of June 30, 2020				As of December 31, 2019
Balance sheet information $ in millions	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted
ASSETS
Cash and cash equivalents	987.1	—	—	987.1	1,049.0	—	—	1,049.0
Unsettled fund receivables	129.2	—	—	129.2	162.7	—	—	162.7
Investments	709.1	(452.1)	—	1,161.2	829.5	(640.2)	—	1,469.7
Assets of CIP:				—				—
Investments and other assets of CIP	7,642.2	7,642.2	—	—	7,980.9	7,980.9	—	—
Cash and cash equivalents of CIP	284.1	284.1	—	—	652.2	652.2	—	—
Assets held for policyholders	8,020.9	—	8,020.9	—	10,835.6	—	10,835.6	—
Goodwill and intangible assets, net	15,931.4	—	—	15,931.4	15,867.7	—	—	15,867.7
Other assets(2)	1,875.1	(5.9)	—	1,881.0	2,042.7	(5.6)	—	2,048.3
Total assets	35,579.1	7,468.3	8,020.9	20,089.9	39,420.3	7,987.3	10,835.6	20,597.4
LIABILITIES
Liabilities of CIP:
Debt of CIP	6,247.6	6,247.6	—	—	6,234.6	6,234.6	—	—
Other liabilities of CIP	653.2	653.2	—	—	949.6	949.6	—	—
Policyholder payables	8,020.9	—	8,020.9	—	10,835.6	—	10,835.6	—
Unsettled fund payables	118.1	—	—	118.1	154.2	—	—	154.2
Long-term debt	2,407.0	—	—	2,407.0	2,080.3	—	—	2,080.3
Other liabilities(3)	3,961.8	—	—	3,961.8	4,464.2	(35.2)	—	4,499.4
Total liabilities	21,408.6	6,900.8	8,020.9	6,486.9	24,718.5	7,149.0	10,835.6	6,733.9
EQUITY
Total equity attributable to Invesco Ltd.	13,602.0	(0.1)	—	13,602.1	13,862.5	(0.1)	—	13,862.6
Noncontrolling interests(4)	568.5	567.6	—	0.9	839.3	838.4	—	0.9
Total equity	14,170.5	567.5	—	13,603.0	14,701.8	838.3	—	13,863.5
Total liabilities and equity	35,579.1	7,468.3	8,020.9	20,089.9	39,420.3	7,987.3	10,835.6	20,597.4
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
Cash and cash equivalents
Cash and cash equivalents decreased by $61.9 million from $1,049.0 million at December 31, 2019 to $987.1 million at June 30, 2020. See “Cash Flows Discussion” in the following section within this Management’s Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Investments
As of June 30, 2020, we had $709.1 million in total investments (December 31, 2019: $829.5 million). Included in investments are $142.4 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $167.7 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments decreased by a net $93.1 million during the six months ended June 30, 2020. The decreases in the period were redemptions of $165.9 million and $37.2 million of market valuation changes and foreign exchange movements. The decrease in the period was partially offset by purchases of $6.0 million and a non-cash increase of $104 million due to the deconsolidation of certain CIP in the period (restoring the company’s formerly eliminated investment balances). Investments related to deferred compensation awards decreased by a net $24.7 million during the period due to dispositions of $31.7 million and $10.6 million of downward market valuation changes and foreign exchange movements. These decreases were partially offset by net purchases of $17.6 million.
Included in investments are $355.1 million in equity method investments in Invesco Great Wall and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2019: $350.8 million). The increase of $4.3 million in equity method investments was driven by an increase from partnership contributions of $23.3 million, $28.5 million in current period earnings and a non-cash increase of $48.5 million related to the deconsolidation of certain investments during the period (restoring the company’s formerly eliminated investment balances). This increase was partially offset by a decrease of $54.3 million due to distributions from partnership investments, $29.5 million due to the Invesco Great Wall dividend and $12.1 million in market valuation changes and foreign exchange rates. Also included in investments are foreign time deposits of $27.3 million, which decreased of $4.7 million from the December 31, 2019 balance of $32.0 million.
Assets held for policyholders and policyholder payables
One of our subsidiaries, Invesco Pensions Limited, is an insurance company that was established to facilitate retirement savings plans in the UK. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The decrease in the balance of these accounts from $10,835.6 million at December 31, 2019 to $8,020.9 million at June 30, 2020 was the result of decreases in market movements of $2,183.6 million and $682.6 million in foreign exchange rate movements, offset by net business inflows of $51.6 million.
Intangible Assets, net
Intangible assets decreased from $7,358.3 million at December 31, 2019, to $7,313.1 million at June 30, 2020. This decrease includes amortization of $31.0 million, foreign exchange movements of $8.7 million and digital wealth acquisition adjustments of $5.5 million.
Goodwill
Goodwill increased from $8,509.4 million at December 31, 2019, to $8,618.3 million at June 30, 2020. The increase includes $287.0 million primarily related to the acquisition adjustment related to the SteelPath-branded MLP funds, partially offset by foreign exchange movements of $176.9 million and $1.2 million related to purchase price allocation adjustments to intangible assets from the OppenheimerFunds acquisition. See Note 2, "Business Combinations", for additional information regarding Intangible Assets, net and Goodwill.
Other assets

Other assets decreased from $2,042.7 million at December 31, 2019 to $1,875.1 million at June 30, 2020. The decrease includes the decline in accounts receivable of $154.6 million.

Long-term debt

Long-term debt increased from $2,080.3 million at December 31, 2019, to $2,407.0 million at June 30, 2020, an increase of $326.7 million. As of June 30, 2020, there was $325.6 million balance outstanding on the credit facility (at December 31, 2019: none).

Other liabilities

Other liabilities decreased from $4,464.2 million at December 31, 2019 to $3,961.8 million at June 30, 2020. The decreases includes $190.6 million of collateral applied against the forward payable. See Note 6, "Share Capital", for additional information regarding the forward contracts. Also included in the decreases was $455.2 million in accrued compensation and benefits primarily driven by annual compensation payout. These decreases were offset by the establishment of a $380.5 million liability related to the SteelPath-branded MLP funds. See Note 13, "Commitments and Contingencies", for additional details.

Liquidity and Capital Resources
During this period of market turbulence and uncertainty, we believe it is imperative to maintain financial flexibility. We therefore have taken actions to improve our capital strength which included reducing our common dividend to $0.155 per common share beginning with the dividend that was declared in April 2020. We also plan to redeem approximately $200 million of seed capital investments where appropriate from certain of our investment products this year, and have made progress during the second quarter. As the company’s focus is on increasing financial strength and building liquidity, the company does not foresee additional share repurchases in 2020. During the second quarter, the $1.5 billion capacity credit facility balance was reduced to $325.6 million at June 30, 2020 from $508.0 million at March 31, 2020. We continue to manage our expense base to align with the current lower revenue environment. These actions, and others focused on preservation of capital, seek to help us build liquidity through the present environment. Combined, these steps will enable us to further strengthen our balance sheet while preserving our ability to invest in future growth for the benefit of our business and our shareholders. Notwithstanding these actions, our capital management priorities will continue to emphasize maintaining a sustainable dividend and returning capital to shareholders.
Our capital structure, together with available cash balances, cash flows generated from operations, existing capacity under our credit facility and further capital market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements.
Our capital management process is executed in a manner consistent with our desire to maintain strong, investment grade credit ratings. As of the filing of the Report, Invesco held credit ratings of BBB+/Stable, A3/Stable and A-/Stable from Standard & Poor’s Ratings Service (“S&P”), Moody’s Investor Services (“Moody’s”) and Fitch Ratings (“Fitch”), respectively. Our ability to continue to access the capital markets in a timely manner depends on several factors, including our credit ratings, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
In regard to its previously completed forward contracts, the remaining forward contract liability as of June 30, 2020 is $308.3 million. At June 30, 2020, collateral of $66.5 million has been posted related to this liability. Refer to Note 6, "Share Capital", for additional details.

Other items
Certain of our subsidiaries are required to maintain minimum levels of capital. Such requirements may change from time-to-time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance, and review from regulators. These and other similar provisions of applicable laws and regulations may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries (the European sub-group) are subject to consolidated capital requirements under EU Directives, including those arising from the EU’s Capital Requirements Directive and the UK’s Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. We are in compliance with all regulatory minimum net capital requirements. As of June 30, 2020, the company’s minimum regulatory capital requirement was $707.3 million (December 31, 2019: $753.6 million); the decrease was driven by lower AUM as well as the weakening of the Pound Sterling against the U.S. Dollar. The total amount of non-U.S. cash and cash equivalents was $699.2 million at June 30, 2020 (December 31, 2019: $847.0 million).
The consolidation of $7.9 billion and $6.2 billion of assets and long-term debt of CIP as of June 30, 2020, respectively, did not impact the company’s liquidity and capital resources. The majority of consolidated CIP assets and long-term debt balances relate to CLOs. The company’s risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees. As of June 30, 2020, the company’s net interest in CIP was $458.0 million.
The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s minimal direct investments in, and management and performance fees generated from, these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, Financial Statements - Note 14, "Consolidated Investment Products", for additional details.
Cash Flows Discussion
The ability to consistently generate cash flows from operations in excess of dividend payments, common share repurchases, capital expenditures, and ongoing operating expenses is one of our company’s fundamental financial strengths. Operations continue to be financed from current earnings and borrowings. Our principal uses of cash, other than for operating expenses, include dividend payments, capital expenditures, acquisitions, purchase of our common shares in the open market, and investments in certain new investment products.
The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flows information, excluding the impact of the cash flows of Consolidated Investment Products for the reasons outlined in footnote 1 to the table:

Cash flows information(1)	Six months ended June 30, 2020			Six months ended June 30, 2019
$ in millions	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash and cash equivalents, beginning of the period	1,701.2	652.2	1,049.0	1,805.4	657.7	1,147.7
Cash flows from operating activities(1)	260.9	(7.8)	268.7	347.4	(77.9)	425.3
Cash flows from investing activities	(743.0)	(687.5)	(55.5)	(534.3)	(842.9)	308.6
Cash flows from financing activities	71.3	318.1	(246.8)	(176.0)	510.7	(686.7)
Increase/(decrease) in cash and cash equivalents	(410.8)	(377.2)	(33.6)	(362.9)	(410.1)	47.2
Foreign exchange movement on cash and cash equivalents	(28.4)	(0.1)	(28.3)	0.4	(4.1)	4.5
Net cash inflows (outflows) upon consolidation/deconsolidation of CIP	9.2	9.2	—	(7.6)	(7.6)	—
Cash and cash equivalents, end of the period	1,271.2	284.1	987.1	1,435.3	235.9	1,199.4

Cash and cash equivalents	987.1	—	987.1	1,199.4	—	1,199.4
Cash and cash equivalents of CIP	284.1	284.1	—	235.9	235.9	—
Total cash and cash equivalents per consolidated statement of cash flows	1,271.2	284.1	987.1	1,435.3	235.9	1,199.4
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
During the six months ended June 30, 2020, cash provided by operating activities was $260.9 million compared to $347.4 million provided during the six months ended June 30, 2019. As shown in the tables above, the impact of CIP to cash provided by operating activities was $7.8 million of cash used during the six months ended June 30, 2020 compared to $77.9 million of cash used during the six months ended June 30, 2019. Excluding the impact of CIP, cash provided by operations was $268.7 million during the six months ended June 30, 2020 compared to $425.3 million of cash provided by operating activities during the six months ended June 30, 2019. Cash outflows include net outflows from changes in payables and receivables due to timing of payments and receipts compared to net inflows in prior period. Outflows were more than offset by a $215.6 million increase in operating income as well as net investment redemptions of $165.2 million, including seed money and deferred compensation investments (six months ended June 30, 2019: $75.2 million net redemptions).
Investing Activities
Net cash used in investing activities totaled $743.0 million for the six months ended June 30, 2020 (six months ended June 30, 2019: net cash used of $534.3 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $687.5 million used (six months ended June 30, 2019: $842.9 million used). Excluding the impact of CIP cash flows, net cash used in investing activities was $55.5 million for the six months ended June 30, 2020 (six months ended June 30, 2019: net cash provided of $308.6 million).
Cash outflows for the six months ended June 30, 2020, excluding the impact of CIP, included $28.7 million of net collateral paid on the forward contracts (six months ended June 30, 2019: $55.2 million collateral received) and purchases of investments of $98.5 million (six months ended June 30, 2019: $168.3 million purchases). These outflows were partially offset by proceeds of $118.9 million from sales and returns of capital of investments (six months ended June 30, 2019: $130.8 million proceeds).
During the six months ended June 30, 2020, the company had capital expenditures of $47.0 million (six months ended June 30, 2019: $49.0 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each period, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.
Financing Activities
Net cash provided by financing activities totaled $71.3 million for the six months ended June 30, 2020 (six months ended June 30, 2019: net cash used of $176.0 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $318.1 million (six months ended June 30, 2019: cash provided of $510.7 million). Excluding the impact of CIP, financing activities used net cash of $246.8 million in the six months ended June 30, 2020 (six months ended June 30, 2019: net cash used of $686.7 million).
Financing cash inflows during the six months ended June 30, 2020 included a net borrowing of $325.6 million on the credit facility (six months ended June 30, 2019: repayments of $289.4 million). These inflows were offset by a $190.6 million pre-payment on the forward contracts, $214.5 million of common dividend payments for the dividends declared in January and April (six months ended June 30, 2019: common dividends paid of $245.5 million), $118.4 million of preferred dividend payments for dividends declared in January and April (six months ended June 30, 2019: none), the payment of $34.9 million to meet employees’ withholding tax obligations on common share vestings (six months ended June 30, 2019: $43.8 million) and a payment of $14.0 million of contingent consideration (six months ended June 30, 2019: $8.0 million). Financing cash outflows during the six months ended June 30, 2019 also included the purchase of common shares through market transactions totaling $100.0 million.
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
On July 28, 2020, the company announced a second quarter 2020 cash dividend of $0.155 per share to holders of common shares, payable on September 1, 2020, to shareholders of record at the close of business on August 14, 2020 with an ex-dividend date of August 13, 2020.

On July 28, 2020 the company announced a preferred dividend of $14.75 per share to the holders of preferred shares, representing the period from June 1, 2020 through August 31, 2020. The preferred dividend is payable on September 1, 2020 to shareholders of record at close of business on August 17, 2020.
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
Common Share Repurchase Plan
The company did not purchase shares in the open market during the three and six months ended June 30, 2020, (three and six months ended June 30, 2019: the company repurchased 2.4 million and 5.0 million shares in the market at a cost of $50 million and $100 million, respectively). Separately, an aggregate of 0.1 million and 2.4 million common shares were withheld on vesting events during the three and six months ended June 30, 2020 to meet employees’ withholding tax obligations (three and six months ended June 30, 2019: 0.9 million and 2.3 million shares). The fair value of these common shares withheld at the respective withholding dates was $3.4 million and $34.9 million during the three and six months ended June 30, 2020 (three and six months ended June 30, 2019: $15.2 million and $43.8 million). At June 30, 2020, approximately $732.2 million remains available under the share repurchase authorizations approved by the Board on July 22, 2016.
As the company’s focus is on increasing financial strength and building liquidity, the company does not foresee additional share repurchases in 2020.
Long-term debt
Our long-term debt at June 30, 2020 was $2,407.0 million (December 31, 2019: $2,080.3 million) and was comprised of the following:

$ in millions	June 30, 2020	December 31, 2019
$1.5 billion floating rate credit facility expiring August 11, 2022	325.6	—
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	598.4	598.1
$600 million 4.000% - due January 30, 2024	596.3	595.8
$500 million 3.750% - due January 15, 2026	496.4	496.1
$400 million 5.375% - due November 30, 2043	390.3	390.3
Long-term debt	2,407.0	2,080.3
For the six months ended June 30, 2020, the company’s weighted average cost of debt was 3.68% (six months ended June 30, 2019: 3.94%).
Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of June 30, 2020, we were in compliance with our financial covenants. At June 30, 2020, our leverage ratio was 1.59:1.00 (December 31, 2019: 1.31:1.00), and our interest coverage ratio was 10.79:1.00 (December 31, 2019: 11.76:1.00).

The June 30, 2020 coverage ratio calculations are as follows:

$ millions	Total	Q2 2020	Q1 2020	Q4 2019	Q3 2019
Net income attributable to Invesco Ltd.	468.9	40.5	81.5	179.8	167.1
Dividends on preferred shares	242.0	59.2	59.2	59.2	64.4
Impact of CIP on net income attributable to Invesco Ltd.	2.4	0.1	0.1	0.3	1.9
Tax expense	255.2	43.4	57.4	80.4	74.0
Amortization/depreciation	199.7	50.3	48.4	52.5	48.5
Interest expense	140.7	34.8	36.3	34.6	35.0
Common share-based compensation expense	193.3	47.8	47.4	48.7	49.4
Unrealized gains and losses from investments, net(1)	16.5	(41.8)	74.6	(11.6)	(4.7)
EBITDA(2)	1,518.7	234.3	404.9	443.9	435.6
Adjusted debt(2)	$2,417.8
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	1.59
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	10.79
____________

(1)
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

(2)
EBITDA and Adjusted debt are non-GAAP financial measures; however, management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals total debt of $2,407.0 million plus $10.8 million in letters of credit.

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
Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of June 30, 2020, our maximum exposure to credit risk related to our cash and cash equivalent balances is $987.1 million. See Part I, Item 1, Financial Statements - Note 15, "Related Parties", for information regarding cash and cash equivalents invested in affiliated money market funds.
The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.

Liquidity Risk
Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as the same become due. The company is exposed to liquidity risk through its $2,407.0 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities, and engaging external financing sources in regular dialogue.
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
Off Balance Sheet Commitments
See Part I, Item 1, Financial Statements - Note 13, “Commitments and Contingencies - Legal Contingencies”, for more information regarding undrawn capital commitments.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension, and acquisition contracts. During the six months ended June 30, 2020, there were no material changes to the company’s contractual obligations.
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
Recent Accounting Standards
See Part I, Item 1, Financial Statements - Note 1, "Accounting Policies - Accounting Pronouncements Recently Adopted.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk, and foreign exchange rate risk. There have not been any material changes to the company’s exposures to market risks during the period ended June 30, 2020 that would require an update to the disclosures provided in the most recent Form 10-K.
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
Interest Rate Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. See Part I, Item 1, Financial Statements - Note 5, "Long-Term Debt" for details of the company’s long-term debt arrangements. As of June 30, 2020, the interest rates on 86.5% of the company’s borrowings were fixed for a weighted average period of 7.4 years, and the company had a $325.6 million balance on its floating rate credit facility.
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
The company is exposed to foreign exchange revaluation into the Condensed Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation losses were $1.8 million in the six months ended June 30, 2020 (six months ended June 30, 2019: $1.3 million gains), and are included in general and administrative expenses and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation and have put in place net investment hedge structures discussed in Part I, Item 1, Financial Statements - Note 7, "Other Comprehensive Income/(Loss)".

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
We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2020. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated any change in our internal control over financial reporting that occurred during the six months ended June 30, 2020 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
See Part I, Item 1, Financial Statements - Note 13, “Commitments and Contingencies - Legal Contingencies”, for information regarding legal proceedings.
Item 1A.  Risk Factors
The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019, except as noted below:
As a result of the recent global market reactions to the COVID-19 pandemic, our assets under management (AUM) have declined and adversely impacted our revenues and we face various potential operational challenges due to the pandemic.

As a result of the recent global market reactions to the COVID-19 pandemic, our assets under management (AUM) declined significantly during the first quarter of 2020. The decline in AUM and the decline in revenue yield adversely impacted our revenues in the first and second quarters and we expect the decline in AUM and the decline in revenue yield to continue adversely impacting our revenues in the near term. The volatility in the global markets has also adversely affected the liquidity of certain managed investment products in which client and company assets are invested.

Our efforts to mitigate the impact of the COVID-19 pandemic have required, and will continue to require, a significant investment of time and resources across our business. In response to mandated precautions where applicable and to ensure the safety of our employees, the significant majority of our employees are working remotely at this time to seek to mitigate the risks associated with the COVID-19 virus. While our teams have been successful in working remotely, operational challenges may arise in the future. Many of the key service providers we rely on also have transitioned to working remotely. If we or they were to experience material disruptions in the ability for our or their employees to work remotely (e.g., disruption in Internet-based communications systems or networks; or the break-down in the availability of essential goods and services, such as material disruptions to the delivery of food or power), our ability to operate our business normally could be materially adversely disrupted. Similarly, to date our own employees and, we believe, the employees of our key service providers, have not experienced any material degree of illness due to the COVID-19 virus. In the event that our or their workforces, or key components thereof, were to experience significant illness levels, our ability to operate our business normally could be materially adversely disrupted. Further if our cyber security diligence and efforts to offset the increased risks associated with greater reliance on mobile, collaborative and remote technologies during the COVID-19 pandemic are not effective or successful, we may be at increased risk for data privacy or other cyber security incidents. Any such material adverse disruptions to our business operations or loss of information could have a material adverse impact on our results of operation or financial condition.

The extent to which our business, results of operations, AUM and financial results are affected by the COVID‐19 pandemic will largely depend on future developments, which cannot be accurately predicted and are uncertain, including the duration and severity of the pandemic, length of time it will take for the financial markets and economy to recover and for our employees to safely return to the workplace, along with potentially more permanent impacts to how we serve our clients. In addition, many of the risk factors described in our Annual Report on Form 10‐K for the year ended December 31, 2019 are heightened by the effects of the COVID‐19 pandemic and related economic conditions and could result in a material adverse effect on our business, results of operations, AUM or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended June 30, 2020:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
April 1-30, 2020	33,605	$8.60	—	$732.2
May 1-31, 2020	39,578	$8.16	—	$732.2
June 1-30, 2020	27,578	$8.54	—	$732.2
Total	100,761		—

(1)	An aggregate of 100,761 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.

(2)	At June 30, 2020, a balance of $732.2 million remains available under the share repurchase authorization approved by the Board on July 22, 2016.

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

INVESCO LTD.
July 31, 2020	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

July 31, 2020	/s/ LOREN M. STARR
Loren M. Starr
Senior Managing Director and Chief Financial Officer