Form 10-Q
period 2020-09-30
Invesco Ltd.
filed 2020-10-30
CIK 914208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of September 30, 2020, the most recent practicable date, the number of Common Shares outstanding was 459,335,113.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except per share data	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	1,066.6	1,049.0
Unsettled fund receivables	317.5	162.7
Accounts receivable	662.1	855.6
Investments	769.8	829.5
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	254.0	652.2
Accounts receivable and other assets of CIP	201.9	172.9
Investments of CIP	7,718.4	7,808.0
Assets held for policyholders	7,882.5	10,835.6
Prepaid assets	132.2	144.0
Other assets	436.7	459.6
Property, equipment and software, net	551.1	583.5
Intangible assets, net	7,309.3	7,358.3
Goodwill	8,735.4	8,509.4
Total assets	36,037.5	39,420.3
LIABILITIES
Accrued compensation and benefits	714.9	1,030.7
Accounts payable and accrued expenses	1,810.8	1,904.0
Liabilities of CIP:
Debt of CIP	6,526.7	6,234.6
Other liabilities of CIP	520.4	949.6
Policyholder payables	7,882.5	10,835.6
Unsettled fund payables	304.3	154.2
Long-term debt	2,172.0	2,080.3
Deferred tax liabilities, net	1,527.1	1,529.5
Total liabilities	21,458.7	24,718.5
Commitments and contingencies (See Note 13)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	228.2	383.5
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized, issued and outstanding as of September 30, 2020 and December 31, 2019)	4,010.5	4,010.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million shares issued as of September 30, 2020 and December 31, 2019)	113.2	113.2
Additional paid-in-capital	7,788.6	7,860.8
Treasury shares	(3,274.9)	(3,452.5)
Retained earnings	5,944.5	5,917.8
Accumulated other comprehensive income/(loss), net of tax	(647.9)	(587.3)
Total equity attributable to Invesco Ltd.	13,934.0	13,862.5
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	416.6	455.8
Total permanent equity	14,350.6	14,318.3
Total liabilities, temporary and permanent equity	36,037.5	39,420.3
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
$ in millions, except per share data	2020	2019	2020	2019
Operating revenues:
Investment management fees	1,096.8	1,257.1	3,302.2	3,252.1
Service and distribution fees	352.7	385.1	1,051.2	898.5
Performance fees	—	14.9	8.3	52.4
Other	48.1	63.5	153.8	171.6
Total operating revenues	1,497.6	1,720.6	4,515.5	4,374.6
Operating expenses:
Third-party distribution, service and advisory	480.8	545.1	1,439.9	1,364.9
Employee compensation	444.5	446.0	1,321.0	1,249.2
Marketing	15.6	33.2	62.7	94.6
Property, office and technology	127.5	131.2	386.2	353.3
General and administrative	89.7	104.5	384.9	282.5
Transaction, integration, and restructuring	71.0	185.5	218.2	536.5
Total operating expenses	1,229.1	1,445.5	3,812.9	3,881.0
Operating income	268.5	275.1	702.6	493.6
Other income/(expense):
Equity in earnings of unconsolidated affiliates	18.6	19.8	46.7	46.9
Interest and dividend income	2.6	5.9	11.4	14.5
Interest expense	(33.8)	(35.0)	(104.9)	(101.1)
Other gains and losses, net	31.5	13.8	(15.0)	69.0
Other income/(expense) of CIP, net	99.2	37.0	28.6	127.0
Income before income taxes	386.6	316.6	669.4	649.9
Income tax provision	(91.9)	(74.0)	(192.7)	(154.7)
Net income	294.7	242.6	476.7	495.2
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(43.8)	(11.1)	14.6	(45.9)
Dividends declared on preferred shares	(59.2)	(64.4)	(177.6)	(64.4)
Net income attributable to Invesco Ltd.	191.7	167.1	313.7	384.9

Earnings per common share:
-basic	$0.42	$0.36	$0.68	$0.89
-diluted	$0.41	$0.36	$0.68	$0.89

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2020	2019	2020	2019
Net income	294.7	242.6	476.7	495.2
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	167.4	(133.4)	(61.4)	(71.0)
Other comprehensive income/(loss), net	0.7	0.5	0.8	1.7
Other comprehensive income/(loss)	168.1	(132.9)	(60.6)	(69.3)
Total comprehensive income/(loss)	462.8	109.7	416.1	425.9
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(43.8)	(11.1)	14.6	(45.9)
Dividends on preferred shares	(59.2)	(64.4)	(177.6)	(64.4)
Comprehensive income/(loss) attributable to Invesco Ltd.	359.8	34.2	253.1	315.6
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
$ in millions	2020	2019
Operating activities:
Net income	476.7	495.2
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	150.3	125.1
Common share-based compensation expense	138.2	158.8
Other (gains)/losses, net	15.0	(69.0)
Other (gains)/losses of CIP, net	61.4	(36.0)
Equity in earnings of unconsolidated affiliates	(46.7)	(46.9)
Distributions from equity method investees	29.9	5.7
Changes in operating assets and liabilities, net of business acquisitions:
(Purchase)/sale of investments by CIP, net	(36.3)	(178.0)
(Purchase)/sale of investments, net	165.3	98.1
(Increase)/decrease in receivables	2,800.7	520.6
Increase/(decrease) in payables	(3,091.8)	(404.3)
Net cash provided by/(used in) operating activities	662.7	669.3
Investing activities:
Purchase of property, equipment and software	(73.6)	(75.6)
Purchase of investments by CIP	(3,605.5)	(3,033.0)
Sale of investments by CIP	2,828.3	2,027.5
Purchase of investments	(116.5)	(180.6)
Sale of investments	117.4	98.8
Capital distributions from equity method investees	22.8	64.9
Collateral received/(posted), net	(1.9)	—
Purchase of business, net of cash acquired	—	328.7
Net cash provided by/(used in) investing activities	(829.0)	(769.3)
Financing activities:
Purchases of treasury shares	(40.7)	(455.4)
Dividends paid - preferred	(177.6)	(64.4)
Dividends paid - common	(285.9)	(388.3)
Third-party capital invested into CIP	133.1	179.7
Third-party capital distributed by CIP	(187.2)	(85.8)
Borrowings of debt by CIP	1,218.8	1,946.6
Repayments of debt by CIP	(773.4)	(1,146.9)
Payment on forward contracts	(190.6)	—
Net borrowings/(repayments) under credit facility	90.0	(113.9)
Payment of contingent consideration	(16.8)	(11.8)
Net cash provided by/(used in) financing activities	(230.3)	(140.2)
Increase/(decrease) in cash and cash equivalents	(396.6)	(240.2)
Foreign exchange movement on cash and cash equivalents	(5.4)	(15.9)
Foreign exchange movement on cash and cash equivalents of CIP	12.3	(7.6)
Net cash inflows/(outflows) upon consolidation/deconsolidation of CIP	9.1	(7.4)
Cash and cash equivalents, beginning of period	1,701.2	1,805.4
Cash and cash equivalents, end of period	1,320.6	1,534.3
Cash and cash equivalents	1,066.6	1,048.6
Cash and cash equivalents of CIP	254.0	485.7
Total cash and cash equivalents per condensed consolidated statement of cash flows	1,320.6	1,534.3

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three months ended September 30, 2020
	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
July 1, 2020	4,010.5	113.2	7,788.4	(3,319.1)	5,825.0	(816.0)	13,602.0	365.7	13,967.7	202.8
Net income	—	—	—	—	250.9	—	250.9	32.6	283.5	11.2
Other comprehensive income/(loss)	—	—	—	—	—	168.1	168.1	—	168.1	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	18.3	18.3	14.2
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.155 per share)	—	—	—	—	(72.2)	—	(72.2)	—	(72.2)	—
Common share-based compensation	—	—	43.0	—	—	—	43.0	—	43.0	—
Vested common shares	—	—	(33.3)	33.3	—	—	—	—	—	—
Other common share awards	—	—	(9.5)	16.7	—	—	7.2	—	7.2	—
Purchase of common shares	—	—	—	(5.8)	—	—	(5.8)	—	(5.8)	—
September 30, 2020	4,010.5	113.2	7,788.6	(3,274.9)	5,944.5	(647.9)	13,934.0	416.6	14,350.6	228.2

Three months ended September 30, 2019
	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
July 1, 2019	4,010.5	113.2	7,810.8	(3,185.2)	5,856.8	(671.4)	13,934.7	365.0	14,299.7	396.4
Net income	—	—	—	—	231.5	—	231.5	11.5	243.0	(0.4)
Other comprehensive income/(loss)	—	—	—	—	—	(132.9)	(132.9)	—	(132.9)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	11.9	11.9	2.0
Dividends declared - preferred ($16.06 per share)	—	—	—	—	(64.4)	—	(64.4)	—	(64.4)	—
Dividends declared - common ($0.31 per share)	—	—	—	—	(143.9)	—	(143.9)	—	(143.9)	—
Common share-based compensation	—	—	49.4	—	—	—	49.4	—	49.4	—
Vested common shares	—	—	(36.3)	36.3	—	—	—	—	—	—
Other common share awards	—	—	(1.1)	7.8	—	—	6.7	—	6.7	—
Purchase of common shares	—	—	—	(307.9)	—	—	(307.9)	—	(307.9)	—
September 30, 2019	4,010.5	113.2	7,822.8	(3,449.0)	5,880.0	(804.3)	13,573.2	388.4	13,961.6	398.0

Nine months ended September 30, 2020
	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2020	4,010.5	113.2	7,860.8	(3,452.5)	5,917.8	(587.3)	13,862.5	455.8	14,318.3	383.5
Net income	—	—	—	—	491.3	—	491.3	(3.4)	487.9	(11.2)
Other comprehensive income/(loss)	—	—	—	—	—	(60.6)	(60.6)	—	(60.6)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(35.8)	(35.8)	(144.1)
Dividends declared - preferred ($44.25 per share)	—	—	—	—	(177.6)	—	(177.6)	—	(177.6)	—
Dividends declared - common ($0.62 per share)	—	—	—	—	(287.0)	—	(287.0)	—	(287.0)	—
Employee common share plans:
Common share-based compensation	—	—	138.2	—	—	—	138.2	—	138.2	—
Vested common shares	—	—	(200.3)	200.3	—	—	—	—	—	—
Other common share awards	—	—	(10.1)	18.0	—	—	7.9	—	7.9	—
Purchase of common shares	—	—	—	(40.7)	—	—	(40.7)	—	(40.7)	—
September 30, 2020	4,010.5	113.2	7,788.6	(3,274.9)	5,944.5	(647.9)	13,934.0	416.6	14,350.6	228.2

Nine months ended September 30, 2019
	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2019	—	98.1	6,334.8	(3,003.6)	5,884.5	(735.0)	8,578.8	357.4	8,936.2	396.2
Net income	—	—	—	—	449.3	—	449.3	21.7	471.0	24.2
Other comprehensive income/(loss)	—	—	—	—	—	(69.3)	(69.3)	—	(69.3)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	9.3	9.3	(22.4)
Issuance of shares	4,010.5	15.1	1,438.2	—	—	—	5,463.8	—	5,463.8	—
Dividends declared - preferred ($16.06 per share)	—	—	—	—	(64.4)	—	(64.4)	—	(64.4)	—
Dividends declared - common ($0.92 per share)	—	—	—	—	(389.4)	—	(389.4)	—	(389.4)	—
Common share-based compensation	—	—	158.8	—	—	—	158.8	—	158.8	—
Vested common shares	—	—	(107.8)	196.5	—	—	88.7	—	88.7	—
Other common share awards	—	—	(1.2)	8.5	—	—	7.3	—	7.3	—
Purchase of common shares	—	—	—	(650.4)	—	—	(650.4)	—	(650.4)	—
September 30, 2019	4,010.5	113.2	7,822.8	(3,449.0)	5,880.0	(804.3)	13,573.2	388.4	13,961.6	398.0
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
Basis of Accounting and Consolidation
The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with rules and regulations of the Securities and Exchange Commission and consolidate the financial statements of the Parent and all of its controlled subsidiaries. In the opinion of management, the financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair statement of the financial condition and results of operations for the periods presented. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
Use of Estimates
The three and nine months ended September 30, 2020 were characterized by heightened uncertainty due to the COVID-19 pandemic which led to a higher level of judgment used in estimates and assumptions made by management. The primary estimates and assumptions made relate to goodwill and intangible impairment, the impact of legal contingencies, certain investments which are carried at fair value, post-employment benefit plan obligations and taxes. Use of available information and application of judgment are inherent in the formation of estimates. Actual results in the future could differ from such estimates, and the differences may be material to the Condensed Consolidated Financial Statements.

As of March 31, 2020, we performed interim impairment tests on goodwill and certain indefinite-lived management contract assets due to the decline in our assets under management resulting from COVID-19. The tests performed at that time indicated no impairment. The company determined that interim impairment tests were not necessary in the quarter ended September 30, 2020. The company will perform its annual impairment tests in the fourth quarter as of October 1, 2020.

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

Pending Accounting Pronouncements
None.
2. BUSINESS COMBINATIONS
On May 24, 2019, the company acquired OppenheimerFunds, an investment management subsidiary of Massachusetts Mutual Life Insurance Company’s (MassMutual). For details on this transaction, including the consideration transferred and allocation of purchase price, see Note 2, “Business Combinations” in the company’s 2019 10-K. For the nine months ended September 30, 2020, there were $285.8 million in adjustments to the purchase price allocation which primarily related to the OppenheimerFunds acquisition-related matter. As a result of the accounting matter, the company adjusted the initial accounting for the acquisition by recording a liability of an estimated amount of $380.5 million, an adjustment to goodwill of $287.0 million and a deferred tax asset of $93.5 million (for expected future tax benefits) during the first quarter of 2020. See Note 13, "Commitments and Contingencies", for additional information.
Supplemental Pro Forma Information
The following pro forma summary presents consolidated information of the company as if the business combination had occurred on January 1, 2019, the earliest period presented herein.

	Three months ended September 30,	Nine months ended September 30,
$ in millions	2019	2019
Operating revenues	1,720.6	5,192.3
Net income	175.3	477.4

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
The changes in the carrying amount of goodwill from December 31, 2019 to September 30, 2020 are primarily due to the OppenheimerFunds acquisition.

$ in millions	Net Book Value
January 1, 2020	8,509.4
Purchase price adjustments	285.8
Foreign exchange	(59.8)
September 30, 2020	8,735.4

Transaction and integration costs related to the OppenheimerFunds acquisition included within the Transaction, integration, and restructuring line item on the Condensed Consolidated Statements of Income were $45.1 million and $165.5 million, for the three and nine months ended September 30, 2020.

3. FAIR VALUE OF ASSETS AND LIABILITIES
The fair value of financial instruments are presented in the below summary table. The fair value of financial instruments held by CIP is presented in Note 14, "Consolidated Investment Products". See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

	September 30, 2020	December 31, 2019
$ in millions	Fair Value	Fair Value
Cash and cash equivalents	1,066.6	1,049.0
Equity investments	341.5	432.5
Foreign time deposits(1)	29.7	32.0
Assets held for policyholders	7,882.5	10,835.6
Policyholder payables(1)	(7,882.5)	(10,835.6)
Contingent consideration liability	(27.0)	(60.2)
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

The following table presents, by hierarchy levels, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company’s Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively:

	As of September 30, 2020
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	630.6	630.6
Investments(1):
Equity investments:
Seed money	153.2	153.2
Investments related to deferred compensation plans	178.9	178.9
Other equity securities	9.4	9.4
Assets held for policyholders	7,882.5	7,882.5
Total	8,854.6	8,854.6	—	—
Liabilities:
Contingent consideration liability	(27.0)			(27.0)
Total	(27.0)	—	—	(27.0)

	As of December 31, 2019
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	620.9	620.9	—	—
Investments(1):
Equity investments:
Seed money	235.5	235.5	—	—
Investments related to deferred compensation plans	192.4	192.4	—	—
Other equity securities	4.6	4.6	—	—
Assets held for policyholders	10,835.6	10,835.6	—	—
Total	11,889.0	11,889.0	—	—
Liabilities:
Contingent consideration liability	(60.2)	—	—	(60.2)
Total	(60.2)	—	—	(60.2)
____________

(1)
Foreign time deposits of $29.7 million (December 31, 2019: $32.0 million) are excluded from this table. Equity method and other investments of $388.3 million and $10.3 million, respectively, (December 31, 2019: $350.8 million and $14.2 million, respectively) are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following tables show a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three and nine months ended September 30, 2020 and September 30, 2019, which are valued using significant unobservable inputs:

	Contingent Consideration Liability
$ in millions	Three months ended September 30, 2020	Nine months ended September 30, 2020
Beginning balance	(29.3)	(60.2)
Revision to purchase price allocation	—	5.5
Net unrealized gains and losses included in other gains and losses, net(1)	(0.5)	10.9
Disposition/settlements	2.8	16.8
Ending balance	(27.0)	(27.0)

	Contingent Consideration Liability
$ in millions	Three months ended September 30, 2019	Nine months ended September 30, 2019
Beginning balance	(49.8)	(40.9)
Purchases/acquisitions	—	(15.5)
Net unrealized gains and losses included in other gains and losses, net(1)	(3.2)	(4.2)
Disposition/settlements	3.1	10.7
Ending balance	(49.9)	(49.9)
_______________

(1)	These unrealized gains and losses are attributable to balances still held at the respective period ends.

Total Return Swaps
In addition to holding equity investments, the company has a total return swap (TRS) to economically hedge certain deferred compensation liabilities. The notional value of the total return swap at September 30, 2020 was $252.2 million. During the three and nine months ended September 30, 2020, market valuation gains of $12.8 million and $11.5 million, respectively were recognized in other gains and losses, net.
Contingent Consideration Liability
Contingent consideration liabilities represent expected future obligations of the company, are recorded at fair value as of the date of acquisition using a discounted cash flow model and are categorized within level 3 of the valuation hierarchy. Changes in fair value of the company’s contingent consideration liabilities are recorded in other gains and losses, net in the period incurred. An increase in forecasted AUM levels or projected revenue and a decrease in the discount rate would increase the fair value of the company’s contingent consideration liabilities while a decrease in forecasted AUM or projected revenue and an increase in the discount rate would decrease the liabilities.
The contingent consideration liability related to the investment management contracts acquired from Deutsche Bank was valued at $9.3 million as of September 30, 2020. Inputs used in the model to determine the liability related to the pre-existing contingent consideration arrangement, which currently assumes no growth rates in forecasted AUM.
In connection with the OppenheimerFunds acquisition (see Note 2, "Business Combinations"), Invesco acquired a contingent consideration liability related to a historical OppenheimerFunds transaction valued at $10.7 million as of September 30, 2020. As of September 30, 2020, inputs used to determine the liability related to these arrangements assumed no growth rate in management fees and a discount rate of 10.7%.
In 2019, the company made other digital wealth acquisitions, which has resulted in a contingent consideration liability of $7.0 million as of September 30, 2020. The liability is contingent upon the attainment of certain sales growth targets during 2020, 2021 and 2022.

4.  INVESTMENTS
The disclosures below include details of the company’s investments. Investments held by CIP are detailed in Note 14, "Consolidated Investment Products".

$ in millions	September 30, 2020	December 31, 2019
Equity investments:
Seed money	153.2	235.5
Investments related to deferred compensation plans	178.9	192.4
Other equity securities	9.4	4.6
Equity method investments	388.3	350.8
Foreign time deposits	29.7	32.0
Other	10.3	14.2
Total investments	769.8	829.5

Equity investments
The unrealized gains and losses for the three and nine months ended September 30, 2020, that relate to equity investments still held at September 30, 2020, were a $19.9 million net gain, and $18.3 million net loss (three and nine months ended September 30, 2019: $0.7 million net gain and $41.1 million net gain).
5.  LONG-TERM DEBT
The disclosures below include details of the company’s debt. Debt of CIP is detailed in Note 14, "Consolidated Investment Products".

	September 30, 2020		December 31, 2019
$ in millions	Carrying Value(2)	Fair Value	Carrying Value(2)	Fair Value
$1.5 billion floating rate credit facility expiring August 11, 2022	90.0	90.0	—	—
Unsecured Senior Notes(1):
$600 million 3.125% - due November 30, 2022	598.6	633.4	598.1	617.5
$600 million 4.000% - due January 30, 2024	596.5	659.1	595.8	639.2
$500 million 3.750% - due January 15, 2026	496.6	565.3	496.1	533.0
$400 million 5.375% - due November 30, 2043	390.3	507.9	390.3	491.8
Long-term debt	2,172.0	2,455.7	2,080.3	2,281.5
____________

(1)	The company’s senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

(2)	The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.
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

	As of
in millions	September 30, 2020	December 31, 2019
Preferred shares issued(1)	4.0	4.0
Preferred shares outstanding(1)	4.0	4.0
__________

(1)
Preferred shares are held by MassMutual and are subject to a lock-up period of five years, which disallows the sale of preferred shares by MassMutual during the five-year period beginning on the original issue date of May 24, 2019.

The number of common shares and common share equivalents issued are represented in the table below:

	As of
in millions	September 30, 2020	December 31, 2019
Common shares issued	566.1	566.1
Less: Treasury shares for which dividend and voting rights do not apply	(106.8)	(112.8)
Common shares outstanding	459.3	453.3

In 2019, the company entered into three forward contracts to purchase its common shares. The details of the forward contracts as of September 30, 2020 and December 31, 2019, are as follows:

in millions, except strike and forward prices	September 30, 2020
	Common Shares Purchased	Initial Strike Price	Forward Price	Hedge Completion Date	Value of Total Treasury Shares Recorded	Settlement Date	Total Liability Recorded
$200 million - entered on May 13, 2019	9.8	$20.51	$12.00	05/30/2019	$198.7	01/04/2021	$(116.9)
$200 million - entered on July 2, 2019	10.0	$20.00	$12.00	07/30/2019	$193.7	04/01/2021	$(118.9)
$100 million - entered on August 27, 2019	6.0	$16.59	$12.00	09/27/2019	$102.6	04/01/2021	$(72.9)
	25.8				$495.0		$(308.7)

in millions, except strike and forward prices	December 31, 2019
	Common Shares Purchased	Initial Strike Price	Forward Price	Hedge Completion Date	Value of Total Treasury Shares Recorded	Settlement Date	Total Liability Recorded
$200 million - entered on May 13, 2019	9.8	$20.51	$20.51	05/30/2019	$198.7	01/04/2021	$(199.1)
$200 million - entered on July 2, 2019	10.0	$20.00	$20.00	07/30/2019	$193.7	04/01/2021	$(195.3)
$100 million - entered on August 27, 2019	6.0	$16.59	$16.59	09/27/2019	$102.6	04/01/2021	$(102.1)
	25.8				$495.0		$(496.5)

During the first quarter of 2020, the company amended its forward contracts resulting in a reduced forward price of $12.00. The company applied $190.6 million of collateral already paid against the forward payable which reduced the amount the company will be required to pay at the time of settlement. The forward liability is recorded in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheet. The net collateral paid balance of $39.7 million at September 30, 2020 (December 31, 2019: $37.8 million) is recorded in other assets on the Condensed Consolidated Balance Sheet.

7.  OTHER COMPREHENSIVE INCOME/(LOSS)
The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended September 30, 2020
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	167.4	—	—	—	167.4
Other comprehensive income, net	—	0.7	—	—	0.7
Other comprehensive income/(loss), net of tax	167.4	0.7	—	—	168.1

Beginning balance	(690.8)	(125.9)	0.1	0.6	(816.0)
Other comprehensive income/(loss), net of tax	167.4	0.7	—	—	168.1
Ending balance	(523.4)	(125.2)	0.1	0.6	(647.9)

	For the nine months ended September 30, 2020
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(61.4)	—	—	—	(61.4)
Other comprehensive income, net	—	0.9	—	(0.1)	0.8
Other comprehensive income/(loss), net of tax	(61.4)	0.9	—	(0.1)	(60.6)

Beginning balance	(462.0)	(126.1)	0.1	0.7	(587.3)
Other comprehensive income/(loss), net of tax	(61.4)	0.9	—	(0.1)	(60.6)
Ending balance	(523.4)	(125.2)	0.1	0.6	(647.9)

	For the three months ended September 30, 2019
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(133.4)	—	—	—	(133.4)
Other comprehensive income, net	—	0.5	—	—	0.5
Other comprehensive income/(loss), net of tax	(133.4)	0.5	—	—	(132.9)

Beginning balance	(555.2)	(116.9)	0.1	0.6	(671.4)
Other comprehensive income/(loss), net of tax	(133.4)	0.5	—	—	(132.9)
Ending balance	(688.6)	(116.4)	0.1	0.6	(804.3)

	For the nine months ended September 30, 2019
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(71.0)	—	—	—	(71.0)
Other comprehensive income, net	—	1.3	0.1	0.3	1.7
Other comprehensive income/(loss), net of tax	(71.0)	1.3	0.1	0.3	(69.3)

Beginning balance	(617.6)	(117.7)	—	0.3	(735.0)
Other comprehensive income/(loss), net of tax	(71.0)	1.3	0.1	0.3	(69.3)
Ending balance	(688.6)	(116.4)	0.1	0.6	(804.3)

Net Investment Hedge
The company designated certain intercompany debt as a non-derivative net investment hedging instrument against foreign currency exposure related to its net investment in foreign operations. At September 30, 2020 and December 31, 2019, £130 million ($168.5 million and $172.1 million, respectively) of intercompany debt was designated as a net investment hedge. For the three and nine months ended September 30, 2020, the company recognized foreign currency losses and gains of $5.8 million and $3.6 million, respectively (three and nine months ended September 30, 2019: gains of $5.3 million and $5.4 million, respectively) resulting from the net investment hedge within currency translation differences on investments in foreign subsidiaries in Other comprehensive income.
8. REVENUE
The geographic disaggregation of revenue for the three and nine months ended September 30, 2020 and 2019 are presented below. There are no revenues attributed to the company’s country of domicile, Bermuda.

	For the three months ended September 30,
$ in millions	2020	2019
Americas	1,118.2	1,286.0
UK	148.6	191.4
EMEA ex UK (Europe, Middle East, and Africa)	158.2	169.2
Asia	72.6	74.0
Total operating revenues	1,497.6	1,720.6

	For the nine months ended September 30,
$ in millions	2020	2019
Americas	3,356.2	3,037.5
UK	465.3	611.9
EMEA ex UK (Europe, Middle East, and Africa)	468.3	507.5
Asia	225.7	217.7
Total operating revenues	4,515.5	4,374.6
The opening and closing balances of deferred carried interest liabilities for the nine months ended September 30, 2020 were $45.8 million and $58.0 million, respectively (December 31, 2019: $61.3 million and $45.8 million, respectively). During the nine months ended September 30, 2020, no performance fee revenue was recognized that had been included in the deferred carried interest liability balance at the beginning of the period (September 30, 2019: $6.8 million).
9.  COMMON SHARE-BASED COMPENSATION
The company recognized total expenses of $138.2 million and $158.8 million related to equity-settled common share-based payment transactions in the nine months ended September 30, 2020 and 2019, respectively.
Movements on common share awards during the periods ended September 30, are detailed below:

	For the nine months ended September 30, 2020			For the nine months ended September 30, 2019
millions of common shares, except fair values	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value ($)	Time- Vested	Performance- Vested
Unvested at the beginning of period	18.7	1.1	21.94	12.5	0.9
Granted during the period(1)	8.1	0.9	14.08	15.4	0.6
Forfeited during the period	(0.3)	—	21.08	(0.5)	—
Vested and distributed during the period	(7.7)	(0.2)	24.54	(8.1)	(0.1)
Unvested at the end of the period	18.8	1.8	19.42	19.3	1.4

(1) With respect to the time-vested awards, the nine months ended September 30, 2019 includes 6.2 million restricted shares as employment inducement awards in connection with completed acquisitions.

The total fair value of common shares that vested during the nine months ended September 30, 2020 was $109.6 million (nine months ended September 30, 2019: $161.0 million). The weighted average grant date fair value of the common share awards that were granted during the nine months ended September 30, 2020 was $14.08 (nine months ended September 30, 2019: $14.47).
At September 30, 2020, there was $276.0 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.41 years.
10.  OPERATING LEASES
The company leases office space in almost all its locations of business, data centers and certain equipment under non-cancelable operating leases. The operating leases have a weighted-average remaining lease term of 5.86 years and generally include one or more options to renew, with renewal terms that can extend the lease term from 1 to 10 years. Certain lease arrangements include an option to terminate the lease if a notification is provided to the landlord within 1 to 8.5 years prior to the end of the lease term. The company has sole discretion in exercising lease renewal and termination options. The lease terms used in the company’s lease measurements do not include renewal options as they are not reasonably certain to be exercised as of the date of this report.
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
As of September 30, 2020, the right-of-use asset of $307.4 million was included within Other assets, and the lease liability of $335.0 million was included within Accounts payable and accrued expenses, on the Condensed Consolidated Balance Sheets.
The components of lease expense for the three and nine months ended September 30, 2020 were as follows:

$ in millions	Three months ended September 30, 2020	Nine months ended September 30, 2020
Operating lease cost	23.2	65.0
Variable lease cost	5.7	16.9
Less: sublease income	(0.5)	(1.5)
Total lease expense	28.4	80.4

$ in millions	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	19.9	49.7
Variable lease cost	6.8	19.5
Less: sublease income	(0.2)	(0.4)
Total lease expense	26.5	68.8

Supplemental cash flow information related to leases for the three and nine months ended September 30, 2020 was as follows:

$ in millions	Three months ended September 30, 2020	Nine months ended September 30, 2020
Operating cash flows from operating leases included in the measurement of lease liabilities	23.9	69.3
Right-of-use assets obtained in exchange for new operating lease liabilities	6.8	35.1

$ in millions	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating cash flows from operating leases included in the measurement of lease liabilities	20.9	54.1
Right-of-use assets obtained in exchange for new operating lease liabilities	13.5	161.9

In determining the discount rate, the company considered the interest rate yield for specific interest rate environments and the company’s credit spread at the inception of the lease.
The weighted-average discount rate for the operating lease liability for the nine months ended September 30, 2020 was 3.37%.
As of September 30, 2020 the maturities of the company’s lease liabilities (primarily related to real estate leases) were as follows:

$ in millions
Year Ending December 31,	Lease Liabilities
2020 (excluding the nine months ended September 30, 2020)	23.4
2021	78.9
2022	69.1
2023	55.9
2024	39.6
Thereafter	103.0
Total lease payments	369.9
Less: interest	(34.9)
Present value of lease liabilities	335.0

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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

$ in millions	Gross Unrecognized Income Tax Benefits
Balance at December 31, 2019	69.9
Additions for tax positions related to the current year	2.0
Additions for tax positions related to prior years	0.9
Other reductions for tax positions related to prior years	(0.8)
Reductions for statute closings	(9.3)
Balance at September 30, 2020	62.7

At September 30, 2020, the total amount of gross unrecognized tax benefits was $62.7 million as compared to the December 31, 2019 total of $69.9 million. During the nine months ended September 30, 2020 the company recognized a $9.3 million tax benefit that resulted primarily from the expiration of a state statute of limitations for a previously recorded position. The remainder of the movement is comprised of additions to existing positions net of other settlements and reductions.

Of the total amount of gross unrecognized tax benefits, $48.8 million (net of tax benefits in other jurisdictions and the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.
As a result of potential legislative changes, settlements with taxing authorities and the expiration of statutes of limitations for certain jurisdictions, it is reasonably possible that the company's gross unrecognized tax benefits balance may change within the next twelve months by a range of $6.0 million to $12.0 million.
12.  EARNINGS PER COMMON SHARE
The calculation of earnings per common share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
in millions, except per share data	2020	2019	2020	2019
Net income attributable to Invesco Ltd.	191.7	167.1	313.7	384.9

Invesco Ltd:
Weighted average common shares outstanding - basic	461.1	462.8	459.0	432.3
Dilutive effect of non-participating common share-based awards	2.4	4.1	3.0	2.3
Weighted average common shares outstanding - diluted	463.5	466.9	462.0	434.6

Earnings per common share:
-basic	$0.42	$0.36	$0.68	$0.89
-diluted	$0.41	$0.36	$0.68	$0.89

See Note 9, "Common Share-Based Compensation", for a summary of common share awards outstanding under the company’s common share-based compensation programs. These programs could result in the issuance of common shares from time to time that would affect the measurement of basic and diluted earnings per common share.
There were 0.3 million common shares of performance-vested awards excluded from the computation of diluted earnings per common share during the three and nine months ended September 30, 2020 due to their inclusion being anti-dilutive (three and nine months ended September 30, 2019: 0.7 million). There were no common shares of time-vested awards excluded from the computation of diluted earnings per common share during three and nine months ended September 30, 2020 (three and nine months ended September 30, 2019: none).
13.  COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.
Off Balance Sheet Commitments
The company has committed to co-invest in certain investment products which may be called in future periods. At September 30, 2020, the company’s undrawn capital commitments were $385.1 million (December 31, 2019: $357.0 million).
The Parent and various company subsidiaries have entered into agreements with financial institutions to guarantee certain obligations of other company subsidiaries. The company would be required to perform under these guarantees in the event of certain defaults. The company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
The company entered into several forward contracts to purchase its common shares. See Note 6, "Share Capital", for details of these forward contracts and the related liability outstanding at September 30, 2020.
Pursuant to an agreement entered into at the consummation of the acquisition of OppenheimerFunds, MassMutual, as the holder of seed capital investments in certain funds and accounts included in the acquisition, has the right to redeem its seed capital investments in accordance with an agreed upon schedule. In the event MassMutual exercises its redemption rights and the applicable fund or account is unable to meet such redemption (for example, due to illiquid investments or the need to maintain a level of investment in the fund), the company would be required to fund such redemption to MassMutual and seek reimbursement from the applicable fund or account at a later time when the fund or account is able to fulfill a redemption request. At September 30, 2020, the total amount of seed capital subject to this agreement is approximately $322.7 million.

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
In assessing the impact that a legal or regulatory matter will have on the company, management evaluates the need for an accrual on a case-by-case basis. If the likelihood of a loss is deemed probable and is reasonably estimable, the estimated loss is accrued. If the likelihood of a loss is assessed as less than probable, or an amount or range of loss cannot be reasonably estimated, a loss is not accrued. In management’s opinion, adequate accrual has been made as of September 30, 2020 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.

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

During first quarter of 2020, the company recorded an estimated liability of $387.8 million for both pre and post-acquisition activity related to the matter. For pre-acquisition activity, the company recorded an adjustment to the initial acquisition accounting for a liability of an estimated amount of $380.5 million in accordance with ASC 805 Business Combinations and a corresponding adjustment was recorded to goodwill and deferred tax assets. (See Note 2, "Business Combinations", for additional information.) This estimate excludes any amounts that may be recovered through seller indemnifications and insurance recoveries. The estimate also excludes other costs related to the matter, such as the costs of remediation or the costs of communicating with fund shareholders. Additionally, the company recognized a liability of an estimated amount of $7.3 million for activity after the acquisition date, which was recorded in earnings. Both amounts reflect management’s best estimate based on its current understanding of the relevant facts and circumstances as of September 30, 2020. The measurement period for this transaction closed during the three months ended June 30, 2020; therefore, any further adjustments to the estimate, including any recoveries from insurance or indemnifications, will be recorded through earnings.

Fund Rebalancing Matter
During the second quarter of 2020, the company discovered and corrected an error with respect to two funds: the Invesco Equally-Weighted S&P 500 Fund and Invesco V.I. Equally-Weighted S&P 500 Fund (the Funds). The Funds are passive funds that are managed to track the S&P 500 Equal Weight Index (the Index). In March 2020, due to volatility in the equity markets, S&P Dow Jones Indices communicated the decision to delay, and ultimately to separate, the rebalancing dates for its indices and noted some indices would be rebalanced in April and others in June. The company noted this delay but not the separation of rebalance dates and omitted rebalancing the Funds on April 24, 2020 when S&P rebalanced the Index. The company discovered this omission and rebalanced the Funds on April 29, 2020. The company has paid the Funds $105.3 million to compensate them for the performance difference that arose from market movements between April 24 and April 29. This amount was recorded as a general and administrative expense during the nine months ended September 30, 2020. The company will seek reimbursement of this loss under applicable insurance coverages (subject to the terms of such policies, including applicable deductibles and policy limits); however, the amount and timing of any recovery is uncertain as of September 30, 2020.

14.  CONSOLIDATED INVESTMENT PRODUCTS (CIP)
The following table presents the balances related to CIP that are included on the Condensed Consolidated Balance Sheets as well as Invesco’s net interest in the CIP for each period presented. See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

	As of
$ in millions	September 30, 2020	December 31, 2019
Cash and cash equivalents of CIP	254.0	652.2
Accounts receivable and other assets of CIP	201.9	172.9
Investments of CIP	7,718.4	7,808.0
Less: Debt of CIP	(6,526.7)	(6,234.6)
Less: Other liabilities of CIP	(520.4)	(949.6)
Less: Retained earnings	0.1	9.5
Less: Accumulated other comprehensive income, net of tax	—	(9.4)
Less: Equity attributable to redeemable noncontrolling interests	(228.2)	(383.5)
Less: Equity attributable to nonredeemable noncontrolling interests	(415.9)	(454.9)
Invesco’s net interests in CIP	483.2	610.6

The following table reflects the impact of consolidation of investment products into the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2020	2019	2020	2019
Total operating revenues	(10.4)	(8.5)	(29.8)	(24.4)
Total operating expenses	4.4	9.4	22.9	17.6
Operating income	(14.8)	(17.9)	(52.7)	(42.0)
Equity in earnings of unconsolidated affiliates	(26.0)	(9.5)	10.8	(8.6)
Interest and dividend income	—	(0.7)	(0.3)	(3.1)
Other gains and losses, net	(5.0)	0.3	8.4	(28.7)
Interest and dividend income of CIP	76.3	90.4	241.2	261.8
Interest expense of CIP	(41.8)	(58.0)	(151.2)	(170.8)
Other gains/(losses) of CIP, net	64.7	4.6	(61.4)	36.0
Income before income taxes	53.4	9.2	(5.2)	44.6
Net income	53.4	9.2	(5.2)	44.6
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(43.8)	(11.1)	14.6	(45.9)
Net income attributable to Invesco Ltd.	9.6	(1.9)	9.4	(1.3)

Non-consolidated VIEs
At September 30, 2020, the company’s carrying value and maximum risk of loss with respect to variable interest entities (VIEs) in which the company is not the primary beneficiary was $164.9 million (December 31, 2019: $188.0 million).

Balance Sheet information - newly consolidated VIEs/VOEs
During the nine months ended September 30, 2020, there were four newly consolidated variable interest entities (VIEs) and no newly consolidated voting rights entities (VOEs) (September 30, 2019: there were three newly consolidated VIEs and five newly consolidated VOEs. The table below illustrates the summary balance sheet amounts related to these products before consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Condensed Consolidated Financial Statements.

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
$ in millions	VIEs	VIEs
Cash and cash equivalents of CIP	9.1	9.9
Accounts receivable and other assets of CIP	1.2	3.1
Investments of CIP	114.2	401.9
Total assets	124.5	414.9

Debt of CIP	75.8	188.8
Other liabilities of CIP	37.8	226.1
Total liabilities	113.6	414.9
Total equity	10.9	—
Total liabilities and equity	124.5	414.9

Balance Sheet information - deconsolidated VIEs/VOEs
During the nine months ended September 30, 2020, the company determined that it was no longer the primary beneficiary of seven VIEs and no longer held the majority voting interest in eleven VOEs (September 30, 2019: the company determined that it was no longer the primary beneficiary of six VIEs and no longer held the majority voting interest in nine VOEs). The amounts deconsolidated from the Condensed Consolidated Balance Sheets are illustrated in the table below. There was no net impact to the Condensed Consolidated Statements of Income for the nine months ended September 30, 2020 and 2019 from the deconsolidation of these investment products.

	For the nine months ended September 30, 2020		For the nine months ended September 30, 2019
$ in millions	VIEs	VOEs	VIEs	VOEs
Cash and cash equivalents of CIP	0.4	0.2	7.6	(0.2)
Accounts receivable and other assets of CIP	2.8	1.1	22.3	0.3
Investments of CIP	216.9	134.1	626.1	37.0
Total assets	220.1	135.4	656.0	37.1

Debt of CIP	—	—	526.2	—
Other liabilities of CIP	2.0	—	22.2	—
Total liabilities	2.0	—	548.4	—
Total equity	218.1	135.4	107.6	37.1
Total liabilities and equity	220.1	135.4	656.0	37.1

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	6,616.6	—	6,616.6	—	—
Bonds	550.3	—	550.3	—	—
Equity securities	278.0	202.4	75.6	—	—
Equity and fixed income mutual funds	23.3	0.4	22.9	—	—
Investments in other private equity funds	250.2	—	7.6	—	242.6
Total assets at fair value	7,718.4	202.8	7,273.0	—	242.6

	As of December 31, 2019
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	6,504.4	—	6,504.4	—	—
Bonds	705.9	0.5	705.4	—	—
Equity securities	275.9	204.4	71.5	—	—
Equity and fixed income mutual funds	29.8	20.3	9.5	—	—
Investments in other private equity funds	213.4	—	—	—	213.4
Real estate investments	78.6	—	—	78.6	—
Total assets at fair value	7,808.0	225.2	7,290.8	78.6	213.4

The following tables show a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	Three months ended September 30, 2020	Nine months ended September 30, 2020
$ in millions	Level 3 Assets	Level 3 Assets
Beginning balance	—	78.6
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	—	—
Deconsolidation of CIP	—	(89.4)
Gains and losses included in the Condensed Consolidated Statements of Income	—	10.8
Ending balance	—	—

	Three months ended September 30, 2019	Nine months ended September 30, 2019
$ in millions	Level 3 Assets	Level 3 Assets
Beginning balance	14.5	11.8
Purchases	17.2	17.2
Gains and losses included in the Condensed Consolidated Statements of Income	0.3	3.0
Ending balance	32.0	32.0

The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments of $6,596.8 million, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2020 and 2029, pay interest at LIBOR plus a spread of up to 10.0%, and typically range in S&P credit rating categories from BBB down to unrated. Approximately less than 1.03% of the collateral assets were in default as of September 30, 2020 and 2019. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At September 30, 2020, the unpaid principal balance exceeds the fair value of the senior secured bank loans and bonds by approximately $287.8 million (December 31, 2019: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $181.2 million). These investments are accounted for on a one-month lag based on the availability of fund financial information, which means the third quarter fair value reflects a valuation as of August 31, 2020. CLO investments are valued based on price quotations provided by third-party pricing sources. These third-party sources aggregate indicative price quotations to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations. If necessary, price quotations are challenged through a third-party pricing challenge process.
Notes issued by consolidated CLOs mature at various dates between 2026 and 2033 and have a weighted average maturity of 10.28 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.40% for the more senior tranches to 8.07% for the more subordinated tranches. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt.
Quantitative Information about Level 3 Fair Value Measurement
At September 30, 2020, there were no investments held by consolidated real estate funds that were valued using recent private market transactions.
At December 31, 2019, there were $78.6 million of investments held by consolidated real estate funds that were valued using recent private market transactions.

The table below summarizes as of September 30, 2020 and December 31, 2019, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized. These investments are valued on a three-month lag based on the availability of fund financial information.

	September 30, 2020			December 31, 2019
in millions, except term data	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term(2)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity funds(1)	$242.6	$118.2	6.8 years	$213.4	$78.3	6.7 years
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

Additionally, certain managed funds are deemed to be affiliated entities under the related party definition in ASC 850, “Related Party Disclosures.” Related parties include those defined in the company’s proxy statement. Affiliated balances are illustrated in the tables below:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2020	2019	2020	2019
Affiliated operating revenues:
Investment management fees	987.2	1,133.5	2,975.2	2,905.3
Service and distribution fees	338.9	375.6	1,004.8	864.1
Performance fees	—	14.1	3.4	37.5
Other	46.4	60.3	149.4	161.2
Total affiliated operating revenues	1,372.5	1,583.5	4,132.8	3,968.1

$ in millions	September 30, 2020	December 31, 2019
Affiliated asset balances:
Cash and cash equivalents	630.6	620.9
Unsettled fund receivables	266.1	113.6
Accounts receivable	435.4	599.8
Investments	601.9	633.5
Assets held for policyholders	7,882.2	10,835.3
Other assets	22.2	24.5
Total affiliated asset balances	9,838.4	12,827.6

Affiliated liability balances:
Accrued compensation and benefits	22.7	65.7
Accounts payable and accrued expenses	80.8	53.8
Unsettled fund payables	273.1	116.6
Total affiliated liability balances	376.6	236.1

16.  SUBSEQUENT EVENTS
On October 27, 2020, the company announced a third quarter 2020 dividend of $0.155 per common share, payable on December 2, 2020, to common shareholders of record at the close of business on November 12, 2020 with an ex-dividend date of November 10, 2020.
On October 27, 2020 the company declared a preferred dividend of $14.75 per preferred share, representing the period from September 1, 2020 through November 30, 2020. The preferred dividend is payable on December 1, 2020, to preferred shareholders of record at the close of business on November 16, 2020.

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
The three months ended September 30, 2020 witnessed a continuation of the market recovery in several major market indices. In the US, equities saw substantial increases in July and August as industrial production and retail sales improved while unemployment rates steadily declined. However, the quarter finished down from its earlier highs as concerns regarding COVID-19 resurfaced and uncertainty surrounding the U.S. election intensified. Throughout this period, the Federal Reserve continued its accommodative monetary policy by announcing average inflation targeting, which allows for temporary periods of inflation higher than the target 2% inflation rate in an effort to boost the economy. The S&P 500 index finished the quarter up 8.5%.

European equity markets were largely flat in the three months ended September 30, 2020. The economic rebound that started in the prior quarter began to slow as Europe began to experience increasing COVID-19 cases. In the UK, equity markets fell and continued their underperformance relative to other major markets for the three months ended September 30, 2020. Fears concerning a second wave of COVID-19 and the related market impact tempered investor sentiment. Additional concerns surrounding the long-term relationship between the UK and the EU remain following the UK’s formal withdrawal from the EU on January 31, 2020 as discussed in greater detail below. The FTSE 100 ended the quarter down 4.9%.

Japanese markets improved in the three months ended September 30, 2020 as a result of renewed optimism surrounding the Japanese economy and its ability to navigate the COVID-19 pandemic. The Nikkei 225 finished the period up 4.0%. In the three months ended September 30, 2020, China’s economic growth persisted following the COVID-19 downturn at the beginning of the year. Despite this economic growth, there remains uncertainty surrounding trade and other economic or political disruptions between the U.S. and China as tension between the two countries endures.

U.S. Bond returns for the quarter remained steady in the three months ended September 30, 2020. The desire for higher-yielding assets persisted from the prior quarter, which continued to push corporate bonds higher relative to government bonds.

U.S. Treasury yields remained at all-time lows as the Federal Reserve maintained their accommodative monetary policy. The U.S. Aggregate Bond Index rose 0.6% in the quarter.

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and nine months ended September 30, 2020 and 2019:

	Index expressed in currency	Three months ended September 30,		Nine months ended September 30,
Equity Index		2020	2019	2020	2019
S&P 500	U.S. Dollar	8.5%	1.2%	4.1%	18.7%
FTSE 100	British Pound	(4.9)%	(0.2)%	(22.2)%	10.1%
FTSE 100	U.S. Dollar	(0.8)%	(3.4)%	(24.3)%	6.2%
Nikkei 225	Japanese Yen	4.0%	2.3%	(2.0)%	8.7%
Nikkei 225	U.S. Dollar	6.3%	2.0%	1.1%	11.0%
MSCI Emerging Markets	U.S. Dollar	8.7%	(5.1)%	(2.9)%	3.7%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	0.6%	2.3%	6.8%	8.5%
The company’s financial results are impacted by the fluctuations in exchange rates against the U.S. Dollar, as discussed in the “Results of Operations” section below.
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

Update on significant events and transactions

As markets continued to rebound in the third quarter, and despite the September market pull-back, AUM increased to more than $1.2 trillion as of September 30. We achieved net long-term inflows in the third quarter of $7.8 billion across a broad variety of channels, geographies and asset classes. Average AUM for the third quarter increased nearly 8%, which resulted in higher operating revenues for the quarter.  However, due to the shift in asset mix towards lower yielding products, our net revenue yield declined, which partially offset the revenue increase from higher AUM.  This shift includes significant growth in the QQQ fund, which, though it does not earn management fees, delivers significant marketing and brand value and increases Invesco’s footprint, leadership and relevance in the ETF market. Given the mix shift we are seeing in our AUM, including the impact of larger, lower-fee institutional mandates as well as growth in lower fee AUM, we expect a modest impact to our revenue yield in the near term.

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

As we noted during the second quarter, we have undertaken a strategic evaluation of our business focusing on four key areas of our expense base: our organizational model, our real estate footprint, management of third party spend, and technology and operations efficiency. We plan to invest in key areas of growth aligned with our strategic plan, including ETFs, China, Solutions, Alternatives, Global Equities and data and analytics, while creating permanent annual net operating expense improvements of $200 million.  A significant element of the savings will be generated from realigning our workforce to support key areas of growth as well as repositioning to lower cost locations. We expect $150 million of the savings to be achieved by the end of 2021 with the remainder by the end of 2022. Restructuring costs are estimated to be in a range of $250 to $275 million over the next two years, with approximately 40% of those charges occurring in the fourth quarter, 40% occurring by the end of 2021 and the remaining amount in 2022.

We continue to focus on capital and expense management and we improved our financial and liquidity position by increasing cash and lowering outstanding debt. The company reduced its outstanding balance on the credit facility during the third quarter to $90.0 million at September 30, 2020 from $325.6 million at June 30, 2020, demonstrating the company’s commitment to maintaining financial strength. During the quarter, we grew our cash balances from $987.1 million at June 30, 2020 to $1,066.6 million at September 30, 2020.

Managing our business and meeting client needs through COVID-19
Invesco is committed to helping our employees, our clients and our communities navigate the challenges presented by the spread of COVID-19. The primary focus of our efforts is to ensure the health and safety of our employees while preserving our ability to serve clients and manage assets in a highly dynamic market environment.

As always, we are committed to helping our clients achieve their investment objectives through disciplined long-term investing. To this end, we have intensified our efforts to support clients by proactively engaging with them virtually and providing thought leadership and other value-added services to help them navigate the volatile markets. We believe our client-centric approach in this time of stress will have a lasting impact and allow us and our clients to emerge from this crisis stronger.

To help ensure we can continue to meet client needs, the majority of our global employees are working remotely, with small select teams working at alternate sites or operating in split shifts to mitigate the risks associated with the virus. Some of our offices in locations across the globe have begun cautious re-openings, but will continue to be flexible and responsive to the evolving threat of the virus and may re-close if necessary. Decisions regarding openings and closings of our offices are supported by information from local government and health officials, as well as our own internal research regarding the needs of our employees and clients.

Our portfolio managers, research analysts and traders are successfully working remotely or in secure locations with access to all systems necessary to do their jobs and an ability to connect with their teams in managing client assets. Additionally, our operational, control and support teams remain working in a remote environment. To this end, the adequacy of our business operations has not been significantly impacted by the remote working environment. However, we continue to review and assess our business continuity plans, our operational resilience and our internal controls and processes, adjusting as necessary. This thoughtful, coordinated approach helps ensure our ability to continue to meet client needs and to run our business.

Other External Factors Impacting Invesco
Invesco has a larger global presence in key markets than many of our peers. As one of the leading investment managers in the UK and Europe, we were more impacted by continuing uncertainties surrounding Brexit. Additionally, our strong position in Asia Pacific meant that Invesco was more affected than others by market uncertainties over trade and other issues between China and the U.S.

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
The impact of CIP is so significant to the presentation of the company’s Condensed Consolidated Financial Statements that the company has elected to deconsolidate these products in its non-GAAP disclosures among other adjustments. See Schedule of Non-GAAP Information for additional information regarding these adjustments. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow the AUM discussion:

•	Results of Operations (three and nine months ended September 30, 2020 compared to three and nine months ended September 30, 2019);

•	Schedule of Non-GAAP Information;

•	Balance Sheet Discussion; and

•	Liquidity and Capital Resources.
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

Summary Operating Information
Summary operating information is presented in the table below:

$ in millions, other than per common share amounts, operating margins and AUM	Three months ended September 30,		Nine months ended September 30,
U.S. GAAP Financial Measures Summary	2020	2019	2020	2019
Operating revenues	1,497.6	1,720.6	4,515.5	4,374.6
Operating income	268.5	275.1	702.6	493.6
Operating margin	17.9%	16.0%	15.6%	11.3%
Net income attributable to Invesco Ltd.	191.7	167.1	313.7	384.9
Diluted EPS	0.41	0.36	0.68	0.89

Non-GAAP Financial Measures Summary
Net revenues(1)	1,092.5	1,228.7	3,272.6	3,147.3
Adjusted operating income(2)	406.7	502.6	1,179.1	1,150.3
Adjusted operating margin(2)	37.2%	40.9%	36.0%	36.5%
Adjusted net income attributable to Invesco Ltd.(3)	244.0	325.2	559.0	830.4
Adjusted diluted EPS(3)	0.53	0.70	1.21	1.91

Assets Under Management
Ending AUM (billions)	1,218.2	1,184.4	1,218.2	1,184.4
Average AUM (billions)	1,206.2	1,188.2	1,167.1	1,059.0
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

	Benchmark Comparison				Peer Group Comparison
	% of AUM Ahead of Benchmark				% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	10yr	1yr	3yr	5yr	10yr
Equities(2)
U.S. Core (5%)	17%	15%	13%	15%	27%	26%	26%	16%
U.S. Growth (6%)	87%	43%	51%	43%	100%	51%	87%	51%
U.S. Value (7%)	11%	9%	8%	11%	—%	—%	—%	—%
Sector (1%)	71%	97%	75%	95%	76%	55%	55%	55%
UK (1%)	23%	22%	17%	44%	6%	6%	22%	26%
Canadian (0%)	—%	—%	—%	11%	10%	—%	—%	10%
Asian (3%)	82%	82%	96%	90%	43%	59%	86%	87%
Continental European (2%)	41%	6%	38%	75%	7%	5%	5%	73%
Global (7%)	72%	67%	70%	87%	75%	36%	38%	45%
Global Ex U.S. and Emerging Markets (13%)	86%	88%	89%	98%	32%	87%	70%	88%
Fixed Income(2)
Money Market (17%)	79%	99%	100%	100%	79%	79%	80%	98%
U.S. Fixed Income (12%)	49%	79%	84%	95%	47%	57%	89%	93%
Global Fixed Income (6%)	85%	75%	72%	96%	67%	34%	60%	65%
Stable Value (5%)	100%	100%	100%	100%	97%	100%	100%	100%
Other(2)
Alternatives (8%)	28%	29%	77%	36%	24%	37%	45%	53%
Balanced (7%)	74%	49%	50%	58%	48%	44%	51%	57%
_________

(1)
Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary funds, unit investment trusts, fund of funds with component funds managed by Invesco, stable value building block funds and CDOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. AUM measured in the one, three, five and ten year quartile rankings represents 54%, 53%, 53% and 48% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three, five and ten year basis represents 64%, 64%, 62% and 56% of total Invesco AUM as of 9/30/20. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (Lipper, Morningstar, IA, Russell, Mercer, eVestment Alliance, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

(2)
Numbers in parenthesis reflect percentage of 5 year total ranked AUM. As of September 30, 2020. Total ranked AUM is $658.2 billion (54% of total Invesco AUM) for 1 year, $650.4 billion (53% of total Invesco AUM) for 3 year, $642.2 billion (53% of total Invesco AUM) for 5 year and $582.6 billion (48% of total Invesco AUM) for 10 year.

Assets Under Management movements for the three and nine months ended September 30, 2020 compared with the three and nine months ended September 30, 2019
The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM include index-based ETFs, unit investment trusts (UITs), non-management fee earning AUM and other passive mandates. Active AUM is total AUM less Passive AUM.
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

In 2019, the company made certain reclassifications between active and passive classifications to better reflect the underlying AUM. In the AUM tables below, all periods have been reclassified to conform to the new presentation and reclassifications.

Changes in AUM were as follows:

	For the three months ended September 30,
	2020			2019
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
June 30	1,145.2	863.5	281.7	1,197.8	927.6	270.2
Long-term inflows	71.9	50.0	21.9	58.6	38.4	20.2
Long-term outflows	(64.1)	(48.2)	(15.9)	(69.7)	(54.1)	(15.6)
Long-term net flows	7.8	1.8	6.0	(11.1)	(15.7)	4.6
Net flows in non-management fee earning AUM	7.0	—	7.0	2.7	(0.1)	2.8
Net flows in money market funds	(3.5)	(3.5)	—	2.6	2.6	—
Total net flows	11.3	(1.7)	13.0	(5.8)	(13.2)	7.4
Reinvested distributions	1.0	1.0	—	2.2	2.2	—
Market gains and losses	53.0	30.0	23.0	(1.6)	(1.8)	0.2
Foreign currency translation	7.7	7.4	0.3	(8.2)	(7.8)	(0.4)
September 30	1,218.2	900.2	318.0	1,184.4	907.0	277.4
Average AUM
Average long-term AUM	956.3	786.9	169.4	976.1	817.6	158.5
Average AUM	1,206.2	898.5	307.7	1,188.2	915.6	272.6
Revenue yield
Gross revenue yield on AUM (2)	51.9	63.3	20.5	59.8	71.0	23.8
Gross revenue yield on AUM before performance fees (2)	51.9	63.3	20.5	59.3	70.3	23.8
Net revenue yield on AUM (3)	36.2	44.8	11.4	41.4	49.2	15.0
Net revenue yield on AUM before performance fees (3)	36.0	44.4	11.4	40.7	48.4	15.0

	For the nine months ended September 30,
	2020			2019
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
December 31	1,226.2	929.2	297.0	888.2	667.2	221.0
Long-term inflows	219.3	147.0	72.3	166.8	106.4	60.4
Long-term outflows	(244.8)	(179.2)	(65.6)	(187.2)	(139.9)	(47.3)
Long-term net flows	(25.5)	(32.2)	6.7	(20.4)	(33.5)	13.1
Net flows in non-management fee earning AUM	(11.0)	—	(11.0)	8.5	(0.1)	8.6
Net flows in money market funds	16.2	16.2	—	5.1	5.1	—
Total net flows	(20.3)	(16.0)	(4.3)	(6.8)	(28.5)	21.7
Reinvested distributions	3.9	3.9	—	4.9	4.9	—
Market gains and losses	8.0	(17.2)	25.2	80.8	50.2	30.6
Acquisitions (1)	—	—	—	224.4	219.9	4.5
Foreign currency translation	0.4	0.3	0.1	(7.1)	(6.7)	(0.4)
June 30	1,218.2	900.2	318.0	1,184.4	907.0	277.4
Average AUM
Average long-term AUM	930.3	769.4	160.8	853.9	705.9	148.0
Average AUM	1,167.1	878.9	288.2	1,059.0	802.1	256.9
Revenue yield
Gross revenue yield on AUM (2)	53.7	64.9	21.4	56.9	68.0	24.0
Gross revenue yield on AUM before performance fees (2)	53.6	64.8	21.4	56.3	67.0	24.0
Net revenue yield on AUM (3)	37.4	45.6	12.2	39.6	47.7	14.5
Net revenue yield on AUM before performance fees (3)	37.1	45.3	12.2	38.9	46.7	14.5
____________

(1)	The acquisition of OppenheimerFunds on May 24, 2019 added $224.4 billion in AUM during the second quarter of 2019.

(2)
Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding Invesco Great Wall AUM. The average AUM for Invesco Great Wall in the three and nine months ended September 30, 2020 was $51.0 billion and $46.5 billion (three and nine months ended September 30, 2019: $37.4 billion and $34.7 billion). It is appropriate to exclude the average AUM of Invesco Great Wall for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of Invesco Great Wall Fund Management Company (“Invesco Great Wall”) is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, is not considered a meaningful effective fee rate measure. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company’s effective fee rate from AUM.

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
Average AUM during the three months ended September 30, 2020 were $1,206.2 billion, compared to $1,188.2 billion for the three months ended September 30, 2019. Average AUM during the nine months ended September 30, 2020 were $1,167.1 billion, compared to $1,059.0 billion for the nine months ended September 30, 2019. The acquisition of OppenheimerFunds business on May 24, 2019 added $224.4 billion in AUM at that date, impacting the comparison between periods.

Market Returns
Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, global equity markets saw significant volatility due to the COVID-19 pandemic beginning in March 2020 and continuing through 2020. During the third quarter, market recovery increased our average AUM and revenues as compared to earlier in the year. However, market dynamics have also changed the AUM product mix, which has an effect on our revenue yield, as discussed further below.
Foreign Exchange Rates
During the three months ended September 30, 2020, we experienced an increase in AUM of $7.7 billion due to changes in foreign exchange rates. In the three months ended September 30, 2019, AUM decreased by $8.2 billion due to foreign exchange rate changes. During the nine months ended September 30, 2020, we experienced increases in AUM of $0.4 billion due to changes in foreign exchange rates. In the nine months ended September 30, 2019, AUM decreased by $7.1 billion due to foreign exchange rate changes.
Revenue Yield
As a significant proportion of our AUM is based outside of the U.S., changes in foreign exchange rates result in a change to the mix of U.S. Dollar denominated AUM with AUM denominated in other currencies. As fee rates differ across geographic locations, changes to exchange rates have an impact on the net revenue yields.
In the three months ended September 30, 2020, net revenue yield was 36.2 basis points compared to 41.4 basis points in the three months ended September 30, 2019, a decrease of 5.2 basis points. In the nine months ended September 30, 2020, net revenue yield was 37.4 basis points compared to 39.6 basis points in the nine months ended September 30, 2019, a decrease of 2.2 basis points.

Net revenue yield has declined as a result of shifts in the AUM mix towards passive, lower-fee products and growth in our QQQ fund. At the industry level, investors continue to shift towards passive products and away from active, and Invesco is able to participate in this trend due to the breadth, strength and diversified nature of our business. As passive products generally have lower fees than active products, the AUM shift towards passive has contributed to the declining net revenue yield. Additionally, passive AUM includes our QQQ ETF, for which we do not receive a management fee but which delivers significant marketing and brand value and increases Invesco’s footprint, leadership and relevance in the ETF market. At September 30, 2020, passive AUM were $318.0 billion, representing 26.1% of total AUM at that date; whereas at September 30, 2019, passive AUM were $277.4 billion, representing 23.4% of our total AUM at that date.

Also contributing to the decline, the net revenue yield specific to passive AUM has declined, particularly the impact of growth of the QQQ fund. At September 30, 2019, the QQQ fund represented $74.6 billion, or 26.9% of passive AUM. At September 30, 2020, the QQQ fund represented $134.4 billion, or 42.3% of passive AUM. In the three months ended September 30, 2020, the net revenue yield on passive AUM was 11.4 basis points compared to 15.0 basis points in the three months ended September 30, 2019, a decrease of 3.6 basis points. In the nine months ended September 30, 2020, the net revenue yield on passive AUM was 12.2 basis points compared to 14.5 basis points in the nine months ended September 30, 2019, a decrease of 2.3 basis points.

Market volatility in 2020 also contributed to investors moving into lower risk assets, such as money market and stable value funds, which are active funds with lower fees. We also saw outflows from equity products and inflows into fixed income and other relatively lower fee products. These changes have decreased the net revenue yield on active AUM. At September 30, 2020, active AUM were $900.2 billion, representing 73.9% of total AUM at that date; whereas at September 30, 2019, active AUM were $907.0 billion, representing 76.6% of our total AUM at that date. In the three months ended September 30, 2020, the net revenue yield on active AUM was 44.8 basis points compared to 49.2 basis points in the three months ended September 30, 2019, a decrease of 4.4 basis points. In the nine months ended September 30, 2020, the net revenue yield on active AUM was 45.6 basis points compared to 47.7 basis points in the nine months ended September 30, 2019, a decrease of 2.1 basis points.

The changes described above have adversely impacted our revenue and resulting revenue yields, and we expect they will continue to pressure revenues and yields in the near term.

Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:
Total AUM by Channel(1)
As of and for the Three Months Ended September 30, 2020 and 2019:

$ in billions	Total	Retail	Institutional
June 30, 2020	1,145.2	788.4	356.8
Long-term inflows	71.9	52.2	19.7
Long-term outflows	(64.1)	(52.5)	(11.6)
Long-term net flows	7.8	(0.3)	8.1
Net flows in non-management fee earning AUM	7.0	5.3	1.7
Net flows in money market funds	(3.5)	0.8	(4.3)
Total net flows	11.3	5.8	5.5
Reinvested distributions	1.0	0.9	0.1
Market gains and losses	53.0	47.2	5.8
Foreign currency translation	7.7	3.8	3.9
September 30, 2020	1,218.2	846.1	372.1

June 30, 2019	1,197.8	852.0	345.8
Long-term inflows	58.6	47.0	11.6
Long-term outflows	(69.7)	(57.0)	(12.7)
Long-term net flows	(11.1)	(10.0)	(1.1)
Net flows in non-management fee earning AUM	2.7	1.5	1.2
Net flows in money market funds	2.6	0.6	2.0
Total net flows	(5.8)	(7.9)	2.1
Reinvested distributions	2.2	2.2	—
Market gains and losses	(1.6)	(3.5)	1.9
Foreign currency translation	(8.2)	(5.4)	(2.8)
September 30, 2019	1,184.4	837.4	347.0
As of and for the Nine Months Ended September 30, 2020 and 2019:

$ in billions	Total	Retail	Institutional
December 31, 2019	1,226.2	878.2	348.0
Long-term inflows	219.3	157.4	61.9
Long-term outflows	(244.8)	(202.6)	(42.2)
Long-term net flows	(25.5)	(45.2)	19.7
Net flows in non-management fee earning AUM	(11.0)	6.1	(17.1)
Net flows in money market funds	16.2	3.4	12.8
Total net flows	(20.3)	(35.7)	15.4
Reinvested distributions	3.9	3.7	0.2
Market gains and losses	8.0	0.9	7.1
Foreign currency translation	0.4	(1.0)	1.4
September 30, 2020	1,218.2	846.1	372.1

December 31, 2018	888.2	566.7	321.5
Long-term inflows	166.8	129.9	36.9
Long-term outflows	(187.2)	(150.4)	(36.8)
Long-term net flows	(20.4)	(20.5)	0.1
Net flows in non-management fee earning AUM	8.5	2.6	5.9
Net flows in money market funds	5.1	4.2	0.9
Total net flows	(6.8)	(13.7)	6.9
Reinvested distributions	4.9	4.7	0.2
Market gains and losses	80.8	68.6	12.2
Acquisitions (4)	224.4	215.8	8.6
Foreign currency translation	(7.1)	(4.7)	(2.4)
September 30, 2019	1,184.4	837.4	347.0
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel(1)
As of and for the Three Months Ended September 30, 2020 and 2019:

$ in billions	Total	Retail	Institutional
June 30, 2020	281.7	270.4	11.3
Long-term inflows	21.9	21.4	0.5
Long-term outflows	(15.9)	(15.6)	(0.3)
Long-term net flows	6.0	5.8	0.2
Net flows in non-management fee earning AUM	7.0	5.3	1.7
Net flows in money market funds	—	—	—
Total net flows	13.0	11.1	1.9
Market gains and losses	23.0	22.3	0.7
Foreign currency translation	0.3	0.3	—
September 30, 2020	318.0	304.1	13.9

June 30, 2019	270.2	249.0	21.2
Long-term inflows	20.2	20.2	—
Long-term outflows	(15.6)	(15.6)	—
Long-term net flows	4.6	4.6	—
Net flows in non-management fee earning AUM	2.8	1.6	1.2
Net flows in money market funds	—	—	—
Total net flows	7.4	6.2	1.2
Market gains and losses	0.2	0.3	(0.1)
Foreign currency translation	(0.4)	(0.4)	—
September 30, 2019	277.4	255.1	22.3
As of and for the Nine Months Ended September 30, 2020 and 2019:

$ in billions	Total	Retail	Institutional
December 31, 2019	297.0	275.8	21.2
Long-term inflows	72.3	64.3	8.0
Long-term outflows	(65.6)	(64.9)	(0.7)
Long-term net flows	6.7	(0.6)	7.3
Net flows in non-management fee earning AUM	(11.0)	6.1	(17.1)
Net flows in money market funds	—	—	—
Total net flows	(4.3)	5.5	(9.8)
Reinvested distributions	—	—	—
Market gains and losses	25.2	22.7	2.5
Foreign currency translation	0.1	0.1	—
September 30, 2020	318.0	304.1	13.9

December 31, 2018	221.0	204.6	16.4
Long-term inflows	60.4	60.3	0.1
Long-term outflows	(47.3)	(47.3)	—
Long-term net flows	13.1	13.0	0.1
Net flows in non-management fee earning AUM	8.6	2.8	5.8
Net flows in money market funds	—	—	—
Total net flows	21.7	15.8	5.9
Market gains and losses	30.6	30.6	—
Acquisitions (4)	4.5	4.5	—
Foreign currency translation	(0.4)	(0.4)	—
September 30, 2019	277.4	255.1	22.3
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class(2)
As of and for the Three Months Ended September 30, 2020 and 2019:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
June 30, 2020	1,145.2	544.9	260.7	60.9	111.5	167.2
Long-term inflows	71.9	27.9	24.4	9.6	—	10.0
Long-term outflows	(64.1)	(32.0)	(15.6)	(7.1)	—	(9.4)
Long-term net flows	7.8	(4.1)	8.8	2.5	—	0.6
Net flows in non-management fee earning AUM	7.0	5.4	1.6	—	—	—
Net flows in money market funds	(3.5)	—	—	—	(3.5)	—
Total net flows	11.3	1.3	10.4	2.5	(3.5)	0.6
Reinvested distributions	1.0	0.2	0.5	0.1	—	0.2
Market gains and losses	53.0	43.6	3.4	3.3	0.2	2.5
Foreign currency translation	7.7	2.4	1.4	1.3	1.1	1.5
September 30, 2020	1,218.2	592.4	276.4	68.1	109.3	172.0
Average AUM	1,206.2	583.6	271.8	66.2	111.6	173.0
% of total average AUM	100.0%	48.4%	22.5%	5.5%	9.3%	14.3%

June 30, 2019	1,197.8	574.6	273.6	64.1	95.7	189.8
Long-term inflows	58.6	25.4	17.7	5.4	—	10.1
Long-term outflows	(69.7)	(37.6)	(13.0)	(5.3)	—	(13.8)
Long-term net flows	(11.1)	(12.2)	4.7	0.1	—	(3.7)
Net flows in non-management fee earning AUM	2.7	0.6	2.1	—	—	—
Net flows in money market funds	2.6	—	—	—	2.6	—
Total net flows	(5.8)	(11.6)	6.8	0.1	2.6	(3.7)
Reinvested distributions	2.2	1.2	0.4	0.3	—	0.3
Market gains and losses	(1.6)	(4.5)	1.7	0.7	0.2	0.3
Foreign currency translation	(8.2)	(2.9)	(1.4)	(1.4)	(0.8)	(1.7)
September 30, 2019	1,184.4	556.8	281.1	63.8	97.7	185.0
Average AUM	1,188.2	562.9	276.3	64.0	98.0	187.0
% of total average AUM	100.0%	47.4%	23.3%	5.4%	8.2%	15.7%

As of and for the Nine Months Ended September 30, 2020 and 2019

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2019	1,226.2	598.8	283.5	67.3	91.4	185.2
Long-term inflows	219.3	88.9	76.2	20.8	—	33.4
Long-term outflows	(244.8)	(126.8)	(58.3)	(20.8)	—	(38.9)
Long-term net flows	(25.5)	(37.9)	17.9	—	—	(5.5)
Net flows in non-management fee earning AUM	(11.0)	16.0	(27.0)	—	—	—
Net flows in money market funds	16.2	—	—	—	16.2	—
Total net flows	(20.3)	(21.9)	(9.1)	—	16.2	(5.5)
Reinvested distributions	3.9	1.2	1.4	0.4	—	0.9
Market gains and losses	8.0	15.2	0.3	0.1	1.3	(8.9)
Foreign currency translation	0.4	(0.9)	0.3	0.3	0.4	0.3
September 30, 2020	1,218.2	592.4	276.4	68.1	109.3	172.0
Average AUM	1,167.1	551.4	271.0	62.7	109.4	172.6
% of total average AUM	100.0%	47.2%	23.2%	5.4%	9.4%	14.8%

December 31, 2018	888.2	369.1	208.6	55.4	89.9	165.2
Long-term inflows	166.8	74.0	50.4	13.8	0.2	28.4
Long-term outflows	(187.2)	(95.2)	(36.7)	(15.1)	(0.1)	(40.1)
Long-term net flows	(20.4)	(21.2)	13.7	(1.3)	0.1	(11.7)
Net flows in non-management fee earning AUM	8.5	0.7	7.8	—	—	—
Net flows in money market funds	5.1	—	—	—	5.1	—
Total net flows	(6.8)	(20.5)	21.5	(1.3)	5.2	(11.7)
Reinvested distributions	4.9	2.7	1.1	0.5	—	0.6
Market gains and losses	80.8	58.1	8.6	6.7	(0.3)	7.7
Acquisitions (4)	224.4	149.7	42.5	3.7	3.7	24.8
Foreign currency translation	(7.1)	(2.3)	(1.2)	(1.2)	(0.8)	(1.6)
September 30, 2019	1,184.4	556.8	281.1	63.8	97.7	185.0
Average AUM	1,059.0	480.1	244.5	60.9	96.2	177.3
% of total average AUM	100.0%	45.3%	23.1%	5.8%	9.1%	16.7%
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class(2)
As of and for the Three Months Ended September 30, 2020 and 2019:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
June 30, 2020	281.7	228.3	30.6	0.8	—	22.0
Long-term inflows	21.9	13.4	3.0	—	—	5.5
Long-term outflows	(15.9)	(10.7)	(1.7)	—	—	(3.5)
Long-term net flows	6.0	2.7	1.3	—	—	2.0
Net flows in non-management fee earning AUM	7.0	5.4	1.6	—	—	—
Net flows in money market funds	—	—	—	—	—	—
Total net flows	13.0	8.1	2.9	—	—	2.0
Market gains and losses	23.0	21.8	—	—	—	1.2
Foreign currency translation	0.3	0.2	0.1	—	—	—
September 30, 2020	318.0	258.4	33.6	0.8	—	25.2
Average AUM	307.7	249.3	32.8	0.8	—	24.8
% of total average AUM	100.0%	81.0%	10.7%	0.3%	—%	8.0%

June 30, 2019	270.2	194.6	56.8	0.8	—	18.0
Long-term inflows	20.2	13.7	3.1	—	—	3.4
Long-term outflows	(15.6)	(12.3)	(1.0)	—	—	(2.3)
Long-term net flows	4.6	1.4	2.1	—	—	1.1
Net flows in non-management fee earning AUM	2.8	0.7	2.1	—	—	—
Net flows in money market funds	—	—	—	—	—	—
Total net flows	7.4	2.1	4.2	—	—	1.1
Market gains and losses	0.2	0.1	(0.1)	—	—	0.2
Foreign currency translation	(0.4)	(0.2)	(0.2)	—	—	—
September 30, 2019	277.4	196.6	60.7	0.8	—	19.3
Average AUM	272.6	195.0	58.2	0.8	—	18.6
% of total average AUM	100.0%	71.5%	21.3%	0.3%	—%	6.8%

As of and for the Nine Months Ended September 30, 2020 and 2019:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2019	297.0	217.1	58.9	0.9	—	20.1
Long-term inflows	72.3	45.9	9.8	—	—	16.6
Long-term outflows	(65.6)	(45.7)	(7.3)	—	—	(12.6)
Long-term net flows	6.7	0.2	2.5	—	—	4.0
Net flows in non-management fee earning AUM	(11.0)	16.0	(27.0)	—	—	—
Net flows in money market funds	—	—	—	—	—	—
Total net flows	(4.3)	16.2	(24.5)	—	—	4.0
Market gains and losses	25.2	25.0	(0.8)	(0.1)	—	1.1
Foreign currency translation	0.1	0.1	—	—	—	—
September 30, 2020	318.0	258.4	33.6	0.8	—	25.2
Average AUM	288.2	223.3	42.1	0.8	—	22.0
% of total average AUM	100.0%	77.5%	14.6%	0.3%	—%	7.6%

December 31, 2018	221.0	155.3	47.2	0.7	—	17.8
Long-term inflows	60.4	42.6	8.7	—	—	9.1
Long-term outflows	(47.3)	(34.8)	(3.5)	—	—	(9.0)
Long-term net flows	13.1	7.8	5.2	—	—	0.1
Net flows in non-management fee earning AUM	8.6	0.8	7.8	—	—	—
Net flows in money market funds	—	—	—	—	—	—
Total net flows	21.7	8.6	13.0	—	—	0.1
Market gains and losses	30.6	28.4	0.7	0.1	—	1.4
Acquisitions (4)	4.5	4.5	—	—	—	—
Foreign currency translation	(0.4)	(0.2)	(0.2)	—	—	—
September 30, 2019	277.4	196.6	60.7	0.8	—	19.3
Average AUM	256.9	183.6	54.2	0.8	—	18.3
% of total average AUM	100.0%	71.5%	21.1%	0.3%	—%	7.1%
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile(3)
As of and for the Three Months Ended September 30, 2020 and 2019:

$ in billions	Total	Americas	UK	EMEA Ex UK	Asia
June 30, 2020	1,145.2	829.8	55.1	130.9	129.4
Long-term inflows	71.9	33.8	4.9	13.2	20.0
Long-term outflows	(64.1)	(38.2)	(3.5)	(10.4)	(12.0)
Long-term net flows	7.8	(4.4)	1.4	2.8	8.0
Net flows in non-management fee earning AUM	7.0	6.3	—	0.5	0.2
Net flows in money market funds	(3.5)	(5.5)	—	(0.2)	2.2
Total net flows	11.3	(3.6)	1.4	3.1	10.4
Reinvested distributions	1.0	0.9	0.1	—	—
Market gains and losses	53.0	44.0	—	4.2	4.8
Foreign currency translation	7.7	0.5	2.4	1.7	3.1
September 30, 2020	1,218.2	871.6	59.0	139.9	147.7

June 30, 2019	1,197.8	863.8	76.3	139.1	118.6
Long-term inflows	58.6	33.1	1.7	13.2	10.6
Long-term outflows	(69.7)	(43.6)	(5.1)	(12.7)	(8.3)
Long-term net flows	(11.1)	(10.5)	(3.4)	0.5	2.3
Net flows in non-management fee earning AUM	2.7	2.1	—	0.4	0.2
Net flows in money market funds	2.6	4.9	—	(2.6)	0.3
Total net flows	(5.8)	(3.5)	(3.4)	(1.7)	2.8
Reinvested distributions	2.2	2.1	0.1	—	—
Market gains and losses	(1.6)	(3.7)	(0.5)	1.5	1.1
Foreign currency translation	(8.2)	(0.4)	(2.4)	(3.2)	(2.2)
September 30, 2019	1,184.4	858.3	70.1	135.7	120.3

As of and for the Nine Months Ended September 30, 2020 and 2019:

$ in billions	Total	Americas	UK	EMEA Ex UK	Asia
December 31, 2019	1,226.2	879.5	74.4	143.7	128.6
Long-term inflows	219.3	125.6	8.1	43.0	42.6
Long-term outflows	(244.8)	(158.3)	(14.5)	(39.6)	(32.4)
Long-term net flows	(25.5)	(32.7)	(6.4)	3.4	10.2
Net flows in non-management fee earning AUM	(11.0)	(2.5)	(0.1)	(9.1)	0.7
Net flows in money market funds	16.2	13.7	0.1	—	2.4
Total net flows	(20.3)	(21.5)	(6.4)	(5.7)	13.3
Reinvested distributions	3.9	3.7	0.1	—	0.1
Market gains and losses	8.0	10.6	(7.2)	1.1	3.5
Foreign currency translation	0.4	(0.7)	(1.9)	0.8	2.2
September 30, 2020	1,218.2	871.6	59.0	139.9	147.7

December 31, 2018	888.2	581.6	76.6	125.5	104.5
Long-term inflows	166.8	90.1	6.9	39.7	30.1
Long-term outflows	(187.2)	(107.7)	(15.5)	(39.0)	(25.0)
Long-term net flows	(20.4)	(17.6)	(8.6)	0.7	5.1
Net flows in non-management fee earning AUM	8.5	6.1	0.2	2.0	0.2
Net flows in money market funds	5.1	2.6	—	(1.6)	4.1
Total net flows	(6.8)	(8.9)	(8.4)	1.1	9.4
Reinvested distributions	4.9	4.6	0.3	—	—
Market gains and losses	80.8	56.8	3.4	12.5	8.1
Acquisitions (4)	224.4	223.7	0.7	—	—
Foreign currency translation	(7.1)	0.5	(2.5)	(3.4)	(1.7)
September 30, 2019	1,184.4	858.3	70.1	135.7	120.3
___________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile(3)
As of and for the Three Months Ended September 30, 2020 and 2019:

$ in billions	Total	Americas	UK	EMEA Ex UK	Asia
June 30, 2020	281.7	229.0	0.6	46.0	6.1
Long-term inflows	21.9	11.9	0.2	9.1	0.7
Long-term outflows	(15.9)	(9.5)	(0.1)	(5.7)	(0.6)
Long-term net flows	6.0	2.4	0.1	3.4	0.1
Net flows in non-management fee earning AUM	7.0	6.3	—	0.5	0.2
Net flows in money market funds	—	—	—	—	—
Total net flows	13.0	8.7	0.1	3.9	0.3
Market gains and losses	23.0	18.8	—	3.7	0.5
Foreign currency translation	0.3	—	—	0.3	—
September 30, 2020	318.0	256.5	0.7	53.9	6.9

June 30, 2019	270.2	221.5	0.9	43.9	3.9
Long-term inflows	20.2	11.1	0.1	8.6	0.4
Long-term outflows	(15.6)	(9.1)	(0.1)	(5.9)	(0.5)
Long-term net flows	4.6	2.0	—	2.7	(0.1)
Net flows in non-management fee earning AUM	2.8	2.2	—	0.4	0.2
Net flows in money market funds	—	—	—	—	—
Total net flows	7.4	4.2	—	3.1	0.1
Market gains and losses	0.2	—	(0.3)	0.3	0.2
Foreign currency translation	(0.4)	—	—	(0.4)	—
September 30, 2019	277.4	225.7	0.6	46.9	4.2
As of and for the Nine Months Ended September 30, 2020 and 2019:

$ in billions	Total	Americas	UK	EMEA Ex UK	Asia
December 31, 2019	297.0	240.0	0.7	51.4	4.9
Long-term inflows	72.3	42.4	0.6	27.4	1.9
Long-term outflows	(65.6)	(43.7)	(0.5)	(20.0)	(1.4)
Long-term net flows	6.7	(1.3)	0.1	7.4	0.5
Net flows in non-management fee earning AUM	(11.0)	(2.5)	(0.1)	(9.1)	0.7
Net flows in money market funds	—	—	—	—	—
Total net flows	(4.3)	(3.8)	—	(1.7)	1.2
Market gains and losses	25.2	20.4	—	4.0	0.8
Foreign currency translation	0.1	(0.1)	—	0.2	—
September 30, 2020	318.0	256.5	0.7	53.9	6.9

December 31, 2018	221.0	184.0	0.7	32.6	3.7
Long-term inflows	60.4	34.8	0.3	24.1	1.2
Long-term outflows	(47.3)	(29.3)	(0.3)	(16.0)	(1.7)
Long-term net flows	13.1	5.5	—	8.1	(0.5)
Net flows in non-management fee earning AUM	8.6	6.2	0.2	2.0	0.2
Net flows in money market funds	—	—	—	—	—
Total net flows	21.7	11.7	0.2	10.1	(0.3)
Market gains and losses	30.6	25.5	(0.3)	4.6	0.8
Acquisitions (4)	4.5	4.5	—	—	—
Foreign currency translation	(0.4)	—	—	(0.4)	—
September 30, 2019	277.4	225.7	0.6	46.9	4.2

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

Results of Operations for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.
Operating Revenues and Net Revenues
The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

			Variance				Variance
	Three months ended September 30,		2020 vs 2019		Nine months ended September 30,		2020 vs 2019
$ in millions	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Investment management fees	1,096.8	1,257.1	(160.3)	(12.8)%	3,302.2	3,252.1	50.1	1.5%
Service and distribution fees	352.7	385.1	(32.4)	(8.4)%	1,051.2	898.5	152.7	17.0%
Performance fees	—	14.9	(14.9)	N/A	8.3	52.4	(44.1)	(84.2)%
Other	48.1	63.5	(15.4)	(24.3)%	153.8	171.6	(17.8)	(10.4)%
Total operating revenues	1,497.6	1,720.6	(223.0)	(13.0)%	4,515.5	4,374.6	140.9	3.2%

Invesco Great Wall	65.3	44.7	20.6	46.1%	167.2	113.2	54.0	47.7%
Revenue Adjustments:
Investment management fees	(192.6)	(211.2)	18.6	(8.8)%	(573.1)	(602.5)	29.4	(4.9)%
Service and distribution fees	(245.0)	(279.8)	34.8	(12.4)%	(730.1)	(622.0)	(108.1)	17.4%
Other	(43.2)	(54.1)	10.9	(20.1)%	(136.7)	(140.4)	3.7	(2.6)%
Total Revenue Adjustments(1)	(480.8)	(545.1)	64.3	(11.8)%	(1,439.9)	(1,364.9)	(75.0)	5.5%
CIP	10.4	8.5	1.9	22.4%	29.8	24.4	5.4	22.1%
Net revenues(2)	1,092.5	1,228.7	(136.2)	(11.1)%	3,272.6	3,147.3	125.3	4.0%
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

The impact of foreign exchange rate movements increased operating revenues by $12.5 million, equivalent to 0.8% of total operating revenues, during the three months ended September 30, 2020 when compared to the three months ended September 30, 2019. The impact of foreign exchange rate movements decreased operating revenues by $1.1 million, equivalent to zero percent of total operating revenues, during the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019.
Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows), changes in the mix of investment products between asset classes and geographies and acquisitions may materially affect our revenues from period to period.
The results of the OppenheimerFunds acquisition are included from May 24, 2019 (date of acquisition), which impacts comparison between the nine-month periods presented here. As discussed in the “Executive Overview” section above, equity markets showed extreme volatility as global markets reacted to the COVID-19 pandemic during the nine months ended September 30, 2020, with all time highs at the beginning of the period, followed by an extreme downturn and a subsequent recovery by the end of the period. The 2020 results were impacted by shifts in the mix of AUM, resulting both from flows and from the market impact of the COVID-19 pandemic, which has adversely impacted our revenue and resulting revenue yields in 2020. We expect market uncertainty and movement into lower yield products will continue to pressure revenues in the near term.

Investment Management Fees
Investment management fees decreased by $160.3 million (12.8%) in the three months ended September 30, 2020 to $1,096.8 million as compared to $1,257.1 million in the three months ended September 30, 2019. The impact of foreign exchange rate movements increased investment management fees by $11.7 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. After allowing for foreign exchange movements, investment management fees decreased by $172.0 million (13.7%). Average AUM increased 1.5% when compared to the 2019 period. However, shifts in the mix of AUM, resulting both from flows and from the market impact of the COVID-19 pandemic, resulted in a lower revenue yield on AUM in 2020, which resulted in lower revenues.
Investment management fees increased by $50.1 million (1.5%) in the nine months ended September 30, 2020 to $3,302.2 million as compared to $3,252.1 million in the nine months ended September 30, 2019. This compares to a 10.2% increase in average AUM. The impact of foreign exchange rate movements decreased investment management fees by $0.5 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. After allowing for foreign exchange movements, investment management fees increased by $50.6 million (1.6%). The increase in average AUM relates to the acquired OppenheimerFunds business (acquired May 24, 2019). However, shifts in the mix of AUM, resulting both from flows and from the market impact of the COVID-19 pandemic, resulted in lower revenue yields and lower revenues, partially offset the increase from the acquisition.
See the company’s disclosures regarding the changes in AUM and revenue yields during the three and nine months ended September 30, 2020 and September 30, 2019 in the “Assets Under Management” section above for additional information regarding the impact of changes in AUM on management fee yields.
Service and Distribution Fees
In the three months ended September 30, 2020, service and distribution fees decreased by $32.4 million (8.4%) to $352.7 million as compared to three months ended September 30, 2019 of $385.1 million. The impact of foreign exchange rate movements increased service and distribution fees by $0.7 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The total decrease is driven by decreases in transfer agency fees of $16.2 million, distribution fees of $11.6 million and administration fees $6.4 million. The decrease results from reductions in AUM to which these fees apply.
In the nine months ended September 30, 2020, service and distribution fees increased by $152.7 million (17.0%) to $1,051.2 million as compared to nine months ended September 30, 2019 of $898.5 million. The impact of foreign exchange rate movements decreased service and distribution fees by $0.5 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The total increase is made up of higher distribution fees of $91.9 million, transfer agency fees of $46.9 million, administrative fees of $6.0 million and custody fees of $5.9 million. The increase is primarily a result of revenues earned from the acquired OppenheimerFunds business (acquired May 24, 2019) partially offset by decreases related to lower AUM to which these fees apply.
Performance Fees
Of our $1,218.2 billion in AUM at September 30, 2020, approximately $53.2 billion (4.4%) could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts.
There were no performance fees earned in the three months ended September 30, 2020 (three months ended September 30, 2019: $14.9 million).
In the nine months ended September 30, 2020, performance fees decreased by $44.1 million (84.2%) to $8.3 million when compared to the performance fees in the nine months ended September 30, 2019 of $52.4 million. Performance fees during the nine months ended September 30, 2020 were primarily generated by real estate and institutional products.
Other Revenues
In the three months ended September 30, 2020, other revenues decreased by $15.4 million (24.3%) to $48.1 million (three months ended September 30, 2019: $63.5 million). The impact of foreign exchange rate movements during the three months ended September 30, 2020 increased other revenues by $0.1 million as compared to the three months ended September 30, 2019. The decrease in other revenues was primarily driven by decreases in front end fees of $6.9 million, UIT front end fees of $5.8 million, real estate transaction fees of $1.0 million and other transaction fees of $1.0 million.
In the nine months ended September 30, 2020, other revenues decreased by $17.8 million (10.4%) to $153.8 million (nine months ended September 30, 2019: $171.6 million). The impact of foreign exchange rate movements during the nine months ended September 30, 2020 increased other revenues by $0.1 million as compared to the nine months ended September 30, 2019. The decrease in other revenue was primarily driven by decreases in UIT front end fees of $15.4 million and real estate transaction fees of $5.6 million partially offset by an increase in other front end fees of $5.6 million.
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
Net revenues from Invesco Great Wall were $65.3 million and average AUM was $51.0 billion for the three months ended September 30, 2020 (net revenues were $44.7 million and average AUM was $37.4 billion in the three months ended September 30, 2019). The impact of foreign exchange rate movements during the three months ended September 30, 2020 increased net revenues by $0.8 million as compared to the three months ended September 30, 2019. After allowing for foreign exchange movements, net revenues from Invesco Great Wall were $64.5 million. The increase in revenue is a result of higher AUM as well as increased performance fees.
Net revenues from Invesco Great Wall were $167.2 million and average AUM was $46.5 billion for the nine months ended September 30, 2020 (net revenues were $113.2 million and average AUM was $34.7 billion in the nine months ended September 30, 2019). The impact of foreign exchange rate movements during the nine months ended September 30, 2020 decreased net revenues from Invesco Great Wall by $2.9 million as compared to the nine months ended September 30, 2019. After allowing for foreign exchange movements, net revenues from Invesco Great Wall were $170.1 million. The increase in revenue is a result of higher AUM as well as increased performance fees and front-end fees.
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
The elimination of management fees earned from CIP was $10.4 million in the three months ended September 30, 2020 (three months ended September 30, 2019: $8.5 million. The increase is due to the increase in management fees earned from newly launched CLOs.
The elimination of management fees earned from CIP was $29.8 million in the nine months ended September 30, 2020 (nine months ended September 30, 2019: $24.4 million). The increase is due to the increase in management fees earned from newly launched CLOs.

Operating Expenses
The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

			Variance				Variance
	Three months ended September 30,		2020 vs 2019		Nine months ended September 30,		2020 vs 2019
$ in millions	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Third-party distribution, service and advisory	480.8	545.1	(64.3)	(11.8)%	1,439.9	1,364.9	75.0	5.5%
Employee compensation	444.5	446.0	(1.5)	(0.3)%	1,321.0	1,249.2	71.8	5.7%
Marketing	15.6	33.2	(17.6)	(53.0)%	62.7	94.6	(31.9)	(33.7)%
Property, office and technology	127.5	131.2	(3.7)	(2.8)%	386.2	353.3	32.9	9.3%
General and administrative	89.7	104.5	(14.8)	(14.2)%	384.9	282.5	102.4	36.2%
Transaction, integration, and restructuring	71.0	185.5	(114.5)	(61.7)%	218.2	536.5	(318.3)	(59.3)%
Total operating expenses	1,229.1	1,445.5	(216.4)	(15.0)%	3,812.9	3,881.0	(68.1)	(1.8)%
The tables below set forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	Three months ended September 30, 2020	% of Total Operating Expenses	% of Operating Revenues	Three months ended September 30, 2019	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	480.8	39.0%	32.1%	545.1	37.7%	31.7%
Employee compensation	444.5	36.2%	29.7%	446.0	30.9%	25.9%
Marketing	15.6	1.3%	1.0%	33.2	2.3%	1.9%
Property, office and technology	127.5	10.4%	8.5%	131.2	9.1%	7.6%
General and administrative	89.7	7.3%	6.0%	104.5	7.2%	6.1%
Transaction, integration, and restructuring	71.0	5.8%	4.7%	185.5	12.8%	10.8%
Total operating expenses	1,229.1	100.0%	82.1%	1,445.5	100.0%	84.0%

$ in millions	Nine months ended September 30, 2020	% of Total Operating Expenses	% of Operating Revenues	Nine months ended September 30, 2019	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	1,439.9	37.9%	31.9%	1,364.9	35.2%	31.2%
Employee compensation	1321.0	34.6%	29.3%	1,249.2	32.2%	28.6%
Marketing	62.7	1.6%	1.4%	94.6	2.4%	2.2%
Property, office and technology	386.2	10.1%	8.6%	353.3	9.1%	8.1%
General and administrative	384.9	10.1%	8.5%	282.5	7.3%	6.5%
Transaction, integration, and restructuring	218.2	5.7%	4.8%	536.5	13.8%	12.3%
Total operating expenses	3,812.9	100.0%	84.4%	3,881.0	100.0%	88.7%
During the three months ended September 30, 2020, operating expenses decreased by $216.4 million (15.0%) to $1,229.1 million (three months ended September 30, 2019: $1,445.5 million). The impact of foreign exchange rate movements increased operating expenses by $8.1 million, or 0.7% of total operating expenses, during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
During the nine months ended September 30, 2020, operating expenses decreased by $68.1 million (1.8%) to $3,812.9 million (nine months ended September 30, 2019: $3,881.0 million). The impact of foreign exchange rate movements decreased operating expenses by $5.0 million, or 0.1% of total operating expenses, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Third-Party Distribution, Service and Advisory
Third party distribution service and advisory expenses decreased $64.3 million (11.8%) to $480.8 million in the three months ended September 30, 2020 (three months ended September 30, 2019: $545.1 million). The impact of foreign exchange rate movements increased third party costs by $1.0 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. After allowing for foreign exchange rate changes, the decrease in costs was $65.3 million. Included are decreases of $29.8 million in service fees (primarily 12b-1 and transfer agent fees), $21.3 million in transaction fees, $12.3 million in renewal commissions and $8.3 million in asset and sales based fees. These decreases were partially offset by increases of $4.2 million in sales commissions and $3.9 million in unitary fees. The decrease is primarily driven by lower revenue as discussed above. See "Schedule of Non-GAAP Information" for additional disclosures.

Third party distribution service and advisory expenses increased $75.0 million (5.5%) to $1,439.9 million in the nine months ended September 30, 2020 (nine months ended September 30, 2019: $1,364.9 million). The impact of foreign exchange rate movements decreased third party costs by $0.9 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. After allowing for foreign exchange rate changes, the increase in costs was $75.9 million. Included are increases of $107.7 million in service fees (primarily 12b-1 and transfer agent fees), $16.1 million in sales commissions, $10.1 million in fund expenses, $4.7 million front end load commissions and $1.9 million in unitary fees. These increases were partially offset by decreases of $30.8 million in renewal commissions and $34.1 million in transaction fees. The increase is primarily a result of costs from the acquired OppenheimerFunds business (acquired May 24, 2019) offset by shifts in the mix of AUM as discussed above. See "Schedule of Non-GAAP Information" for additional disclosures.

Employee Compensation
Employee compensation decreased $1.5 million (0.3%) to $444.5 million in the three months ended September 30, 2020 (three months ended September 30, 2019: $446.0 million). The impact of foreign exchange rate movements increased employee compensation by $4.1 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. After allowing for foreign exchange rate changes, there was an decrease in employee compensation of $5.6 million. This decrease was primarily related to a decrease of $23.4 million in variable compensation. Decreases were partially offset by increases related to the mark-to-market on the deferred compensation liability of $9.0 million and base salaries of $6.2 million.
Employee compensation increased $71.8 million (5.7%) to $1,321.0 million in the nine months ended September 30, 2020 (nine months ended September 30, 2019: $1,249.2 million). The impact of foreign exchange rate movements decreased employee compensation by $2.6 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. After allowing for foreign exchange rate changes, there was an increase in employee compensation of $74.4 million. This increase was related to an increase of $56.8 million in base salaries and an increase of $25.7 million in variable compensation, partially offset by a decrease related to the mark-to-market on the deferred compensation liability of $8.1 million. The increase was driven by increased headcount for the full nine months ended September 30, 2020 versus a partial period in the nine months ended September 30, 2019 as a result of the OppenheimerFunds acquisition (acquired May 24, 2019).
Headcount at September 30, 2020 was 8,750 (September 30, 2019: 8,835), with the decrease due to realized synergies occurring after the OppenheimerFunds acquisition.
Marketing
Marketing expenses decreased $17.6 million (53.0%) to $15.6 million in the three months ended September 30, 2020 (three months ended September 30, 2019: $33.2 million). The impact of foreign exchange rate movements increased marketing expenses by $0.3 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. After allowing for foreign exchange rate changes, the decrease in marketing expenses was $17.9 million. The decrease was related to decreased travel, client events and advertising as a result of the of the COVID-19 pandemic.
Marketing expenses decreased $31.9 million (33.7%) to $62.7 million in the nine months ended September 30, 2020 (nine months ended September 30, 2019: $94.6 million). The impact of foreign exchange rate movements decreased marketing expenses by $0.2 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. After allowing for foreign exchange rate changes, the decrease in marketing expenses was $31.7 million. The decrease was related to decreased travel, client events and advertising as a result of the of the COVID-19 pandemic.
Property, Office and Technology
Property, office and technology costs decreased by $3.7 million (2.8%) to $127.5 million in the three months ended September 30, 2020 (three months ended September 30, 2019: $131.2 million). The impact of foreign exchange rate movements increased property, office and technology expenses by $0.9 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. After allowing for foreign exchange rate movements, the decrease was $4.6 million. The decrease was driven lower outsourced administration costs of $2.8 million and decreases of $2.2 million in other technology related costs.
Property, office and technology costs increased by $32.9 million (9.3%) to $386.2 million in the nine months ended September 30, 2020 (nine months ended September 30, 2019: $353.3 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $1.1 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. After allowing for foreign exchange rate movements, the increase was $34.0 million. This increase was primarily comprised of lease expenses of $16.1 million, software maintenance of $11.6 million, depreciation of $5.9 million and outsourced administration costs of $2.5 million. The increase is primarily a result of the acquired OppenheimerFunds business (acquired May 24, 2019).
General and Administrative
General and administrative expenses decreased by $14.8 million (14.2%) to $89.7 million in the three months ended September 30, 2020 (three months ended September 30, 2019: $104.5 million). The impact of foreign exchange rate movements increased general and administrative expenses by $1.8 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. After allowing for foreign exchange rate movements, the decrease was $16.6 million.The decrease was primarily driven by decreases of $11.3 million in travel expenses, $4.7 million in fund expenses incurred by CIP, $2.1 million in market data services costs, and $1.9 million in irrecoverable taxes, partially offset by a $3.3 million increase in professional services and regulatory costs.
General and administrative expenses increased by $102.4 million (36.2%) to $384.9 million in the nine months ended September 30, 2020 (nine months ended September 30, 2019: $282.5 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $0.2 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. After allowing for foreign exchange rate movements, the increase was $102.6 million. The increase was primarily driven by the previously disclosed S&P 500 equal weight funds rebalancing correction of $105.3 million. (See Note 13, "Commitments and Contingencies", for additional details). Other increases include $8.3 million in professional services and regulatory costs, $5.6 million in market data services costs, $4.1 million in fund expenses incurred by CIP, $3.4 million of irrecoverable taxes, and $3.0 million in fund expenses, partially offset by a decrease of $22.7 million in travel expenses.
Transaction, Integration, and Restructuring
Transaction, integration, and restructuring charges were $71.0 million for the three months ended September 30, 2020 (three months ended September 30, 2019: $185.5 million). Transaction and integration related costs were $52.0 million during the three months ended September 30, 2020 (three months ended September 30, 2019: $185.5 million) primarily related to the OppenheimerFunds acquisition. Transaction and integration costs include $12.1 million in compensation related expenses, $24.2 million for non-compensation related expenses and $15.7 million of amortization of management contracts and other intangible assets. Restructuring costs of $19.0 million during the three months ended September 30, 2020 (three months ended September 30, 2019: none) include severance and other personnel-related charges of $10.6 million and $6.6 million of consulting and other professional fees.
Transaction, integration, and restructuring charges were $218.2 million for the nine months ended September 30, 2020 (nine months ended September 30, 2019: $536.5 million). Transaction and integration related costs were $182.4 million during the nine months ended September 30, 2020 (September 30, 2019: $532.1 million) primarily related to the OppenheimerFunds acquisition. Transaction and integration costs include $69.9 million in compensation related expenses, $65.7 million for non-compensation related expenses and $46.8 million of amortization of management contracts and other intangible assets. Restructuring costs of $35.8 million during the nine months ended September 30, 2020 (nine months ended September 30, 2019: $4.2 million) include severance and other personnel-related charges of $23.2 million and $10.1 million of consulting and other professional fees.

Other Income and Expenses
The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

			Variance				Variance
	Three months ended September 30,		2020 vs 2019		Nine months ended September 30,		2020 vs 2019
$ in millions	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Equity in earnings of unconsolidated affiliates	18.6	19.8	(1.2)	(6.1)%	46.7	46.9	(0.2)	(0.4)%
Interest and dividend income	2.6	5.9	(3.3)	(55.9)%	11.4	14.5	(3.1)	(21.4)%
Interest expense	(33.8)	(35.0)	1.2	(3.4)%	(104.9)	(101.1)	(3.8)	3.8%
Other gains and losses, net	31.5	13.8	17.7	128.3%	(15.0)	69.0	(84.0)	N/A
Other income/(expense) of CIP, net	99.2	37.0	62.2	168.1%	28.6	127.0	(98.4)	(77.5)%
Total other income and expenses	118.1	41.5	76.6	184.6%	(33.2)	156.3	(189.5)	N/A
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates decreased by $1.2 million to $18.6 million in the three months ended September 30, 2020 (three months ended September 30, 2019: $19.8 million).
Equity in earnings of unconsolidated affiliates decreased by $0.2 million to $46.7 million in the nine months ended September 30, 2020 (nine months ended September 30, 2019: $46.9 million).

Other gains and losses, net
Other gains and losses, net was a gain of $31.5 million in the three months ended September 30, 2020 (three months ended September 30, 2019: $13.8 million gain). Included in the gain were $23.5 million gains on investments and instruments held for our deferred compensation plans, $6.6 million of net gains related to the mark-to-market on seed money investments, and $2.5 million of net gains related to our defined benefit pension plan. These gains were partially offset by an investment impairment charge of $1.7 million.
Other gains and losses, net was a loss of $15.0 million in the nine months ended September 30, 2020 (nine months ended September 30, 2019: $69.0 million gain). Included in the $15.0 million loss were $29.9 million of net losses related to the mark-to-market on seed money investments, net realized investment losses of $9.8 million, an investment impairment charge of $3.6 million and $2.6 million of net foreign exchange losses on intercompany loans. These losses were partially offset by gains of $12.6 million on investments and instruments held for our deferred compensation plans, $12.3 million gains on the mark-to-market of an acquisition-related contingent consideration liability and $4.6 million of net gains related to our defined benefit pension plan.
Other income/(expense) of CIP
Other income/(expense) of CIP includes interest and dividend income, interest expense, and other gains/(losses) of CIP.
In the three months ended September 30, 2020, interest and dividend income of CIP decreased by $14.1 million (15.6%) to $76.3 million (three months ended September 30, 2019: $90.4 million). Interest expense of CIP decreased by $16.2 million (27.9%) to $41.8 million (three months ended September 30, 2019: $58.0 million).
In the nine months ended September 30, 2020, interest and dividend income of CIP decreased by $20.6 million (7.9%) to $241.2 million (nine months ended September 30, 2019: $261.8 million). Interest expense of CIP decreased by $19.6 million (11.5%) to $151.2 million (nine months ended September 30, 2019: $170.8 million).
Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the three months ended September 30, 2020, other gains and losses of CIP were net gains of $64.7 million as compared to net gains of $4.6 million in the three months ended September 30, 2019. The net gains during the three months ended September 30, 2020 were attributable to market-driven gains on investments held by consolidated funds. CLOs are valued on a one-month lag, therefore the gains recorded in the third quarter reflect the valuation as of August 31, 2020.

In the nine months ended September 30, 2020, other gains and losses of CIP were net losses of $61.4 million as compared to net gains of $36.0 million in the nine months ended September 30, 2019. The net losses during the nine months ended September 30, 2020 were attributable to market-driven losses on investments held by consolidated funds.
Net impact of CIP and related noncontrolling interests in consolidated entities
The net impact to net income attributable to Invesco Ltd. in each period primarily represents the changes in the value of the company’s holding in its consolidated CLOs, which is reclassified into other gains/(losses) from accumulated other comprehensive income upon consolidation. The consolidation of investment products during the three months ended September 30, 2020 resulted in a net increase in net income attributable to Invesco Ltd. of $9.6 million (three months ended September 30, 2019: $1.9 million decrease). The consolidation of investment products during the nine months ended September 30, 2020 resulted in a net increase in net income attributable to Invesco Ltd. of $9.4 million (nine months ended September 30, 2019: $1.3 million decrease). CIP are taxed at the investor level and not at the product level; therefore, there is no tax provision reflected in the net impact of CIP.
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

Our effective tax rate increased to 23.8% for the three months ended September 30, 2020 (three months ended September 30, 2019: 23.4%). The three months ended September 30, 2020 includes increases of 0.7% related to the vesting of additional common share-based compensation awards and 0.9% due to the UK tax rate rising to 19%. The inclusion of non-controlling interests in consolidated entities decreased our effective tax rate by 3.0% for the three months ended September 30, 2020 (three months ended September 30, 2019: decreased 0.8%). The remainder of the rate movement for the quarter was primarily due to changes in the mix of pre-tax income.
Our effective tax rate increased to 28.8% for the nine months ended September 30, 2020 (nine months ended September 30, 2019: 23.8%). The nine months ended September 30, 2020 includes increases of 1.9% related to the vesting of common share-based compensation awards and 0.5% due to the UK tax rate rising to 19% partially offset by a 1.3% decrease related to the reversal of an uncertain tax position due to the expiration of the statute of limitations. The inclusion of income from non-controlling interests in consolidated entities increased our effective tax rate by 0.6% for the nine months ended September 30, 2020 (nine months ended September 30, 2019: decreased 1.8%). The remainder of the rate movement for 2020 was primarily due to changes in the mix of pretax income.

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
Reconciliation of Operating revenues to Net revenues:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2020	2019	2020	2019
Operating revenues, U.S. GAAP basis	1,497.6	1,720.6	4,515.5	4,374.6
Invesco Great Wall(1)	65.3	44.7	167.2	113.2
Revenue Adjustments(2)
Investment management fees	(192.6)	(211.2)	(573.1)	(602.5)
Service and distribution fees	(245.0)	(279.8)	(730.1)	(622.0)
Other	(43.2)	(54.1)	(136.7)	(140.4)
Total Revenue Adjustments	(480.8)	(545.1)	(1,439.9)	(1,364.9)
CIP(3)	10.4	8.5	29.8	24.4
Net revenues	1,092.5	1,228.7	3,272.6	3,147.3
Reconciliation of Operating income to Adjusted operating income:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2020	2019	2020	2019
Operating income, U.S. GAAP basis	268.5	275.1	702.6	493.6
Invesco Great Wall(1)	37.7	24.2	95.4	58.3
CIP(3)	14.8	17.9	52.7	42.0
Transaction, integration, and restructuring(4)	71.0	185.5	218.2	536.5
Compensation expense related to market valuation changes in deferred compensation plans(5)	14.7	(0.1)	4.9	19.9
Other reconciling items(6)	—	—	105.3	—
Adjusted operating income	406.7	502.6	1,179.1	1,150.3

Operating margin*	17.9%	16.0%	15.6%	11.3%
Adjusted operating margin**	37.2%	40.9%	36.0%	36.5%

Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

	Three months ended September 30,		Nine months ended September 30,
$ in millions, except per common share data	2020	2019	2020	2019
Net income attributable to Invesco Ltd., U.S. GAAP basis	191.7	167.1	313.7	384.9
CIP(3)	(9.6)	1.9	(9.4)	1.3
Transaction, integration, and restructuring, net of tax(4)	65.2	154.1	197.3	442.4
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax(5)	(7.1)	2.3	(7.1)	(3.7)
Other reconciling items, net of tax(6)	3.8	(0.2)	64.5	5.5
Adjusted net income attributable to Invesco Ltd.	244.0	325.2	559.0	830.4

Average common shares outstanding - diluted	463.5	466.9	462.0	434.6
Diluted EPS	$0.41	$0.36	$0.68	$0.89
Adjusted diluted EPS***	$0.53	$0.70	$1.21	$1.91
____________

*	Operating margin is equal to operating income divided by operating revenues.

**	Adjusted operating margin is equal to adjusted operating income divided by net revenues.

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

Management believes that adjustments to investment management fees, service and distribution fees and other revenues from operating revenues appropriately reflect these revenues as being passed through to external parties who perform functions on behalf of, and distribute, the company’s managed funds. Further, these adjustments vary by geography due to the differences in distribution channels. The net revenue presentation assists in identifying the revenue contribution generated by the business, removing distortions caused by the differing distribution channel fees and allowing for a fair comparison with U.S. peer investment managers and within Invesco’s own investment units. Additionally, management evaluates net revenue yield on AUM, which is equal to net revenues divided by average AUM during the reporting period. This financial measure is an indicator of the basis point net revenues we receive for each dollar of AUM we manage and is useful when evaluating the company’s performance relative to industry competitors and within the company for capital allocation purposes.

Investment management fees are adjusted by renewal commissions and certain administrative fees. Service and distribution fees are primarily adjusted by distribution fees passed through to broker dealers for certain share classes and pass through fund-related costs. Other is primarily adjusted by transaction fees passed through to third parties. While the terms used for these types of adjustments vary by geography, they are all costs that are driven by the value of AUM and the revenue earned by Invesco from AUM. Since the company has been deemed to be the principal in the third-party arrangements, the company must reflect these revenues and expenses gross under U.S. GAAP on the Consolidated Statements of Income.

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

(4)	Transaction, integration, and restructuring related adjustments
Management believes it is useful to investors and other users of our Condensed Consolidated Financial Statements to adjust for the transaction, integration, and restructuring charges in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition and disposition related income or charges. See “Results of Operations for the three and nine months ended September 30, 2020 and 2019 -- Transaction, Integration, and Restructuring” for additional details.

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
See below for a reconciliation of deferred compensation related items:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2020	2019	2020	2019
Market movement on deferred compensation plan liabilities:
Compensation expense related to market valuation changes in deferred compensation liability	14.7	(0.1)	4.9	19.9
Adjustments to operating income	14.7	(0.1)	4.9	19.9
Market valuation changes and dividend income from investments and instruments held related to deferred compensation plans in other income/(expense)	(23.9)	3.2	(14.0)	(24.7)
Taxation:
Taxation on deferred compensation plan market valuation changes and dividend income less compensation expense	2.1	(0.8)	2.0	1.1
Adjustments to net income attributable to Invesco Ltd.	(7.1)	2.3	(7.1)	(3.7)

(6)	Other reconciling items
Each of these other reconciling items has been adjusted from U.S. GAAP to arrive at the company’s non-GAAP financial measures for the reasons either outlined in the paragraphs above, due to the unique character and magnitude of the reconciling item, or because the item represents a continuation of a reconciling item adjusted from U.S. GAAP in a prior period.

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2020	2019	2020	2019
Other non-GAAP adjustments:
Fund rebalancing correction(a)	—	—	105.3	—
Adjustments to operating income	—	—	105.3	—
Foreign exchange hedge(b)	—	(3.6)	(1.2)	(1.3)
Acquisition-related contingent consideration(c)	0.4	3.2	(12.0)	8.5
Taxation:
Taxation on fund rebalancing correction(a)	—	—	(25.3)
Release of uncertain tax position(d)	—	—	(9.0)	—
Tax impact of regulation changes(e)	3.6	—	3.6	—
Taxation on foreign exchange hedge amortization(b)	—	1.0	0.3	0.3
Taxation on acquisition-related contingent consideration(c)	(0.2)	(0.8)	2.8	(2.0)
Adjustments to net income attributable to Invesco Ltd.	3.8	(0.2)	64.5	5.5

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

(c)
In 2019, the company made digital wealth acquisitions, which resulted in a contingent consideration liability. Adjustment to the fair value of contingent consideration liability is a decrease of $3.5 million in the nine months ended September 30, 2020. See Note 3, "Fair Value of Assets and Liabilities".

(d)
The income tax provision for the nine months ended September 30, 2020 includes a tax benefit of $9.0 million resulting from the reversal of an uncertain tax position due to the expiration of statute of limitations. This benefit has been removed from the company’s non-GAAP results to be consistent with the exclusion of the original provision in a prior period.

(e)	Represents a non–cash income tax expense arising from the revaluation of certain deferred tax liabilities due to the increase in the UK corporate tax rate.

Balance Sheet Discussion(1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP and policyholder balances for the reasons outlined in footnote 1 to the table:

	As of September 30, 2020				As of December 31, 2019
Balance sheet information $ in millions	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted
ASSETS
Cash and cash equivalents	1,066.6	—	—	1,066.6	1,049.0	—	—	1,049.0
Unsettled fund receivables	317.5	—	—	317.5	162.7	—	—	162.7
Investments	769.8	(476.4)	—	1,246.2	829.5	(640.2)	—	1,469.7
Assets of CIP:				—				—
Investments and other assets of CIP	7,920.3	7,920.3	—	—	7,980.9	7,980.9	—	—
Cash and cash equivalents of CIP	254.0	254.0	—	—	652.2	652.2	—	—
Assets held for policyholders	7,882.5	—	7,882.5	—	10,835.6	—	10,835.6	—
Goodwill and intangible assets, net	16,044.7	—	—	16,044.7	15,867.7	—	—	15,867.7
Other assets(2)	1,782.1	(6.8)	—	1,788.9	2,042.7	(5.6)	—	2,048.3
Total assets	36,037.5	7,691.1	7,882.5	20,463.9	39,420.3	7,987.3	10,835.6	20,597.4
LIABILITIES
Liabilities of CIP:
Debt of CIP	6,526.7	6,526.7	—	—	6,234.6	6,234.6	—	—
Other liabilities of CIP	520.4	520.4	—	—	949.6	949.6	—	—
Policyholder payables	7,882.5	—	7,882.5	—	10,835.6	—	10,835.6	—
Unsettled fund payables	304.3	—	—	304.3	154.2	—	—	154.2
Long-term debt	2,172.0	—	—	2,172.0	2,080.3	—	—	2,080.3
Other liabilities(3)	4,052.8	—	—	4,052.8	4,464.2	(35.2)	—	4,499.4
Total liabilities	21,458.7	7,047.1	7,882.5	6,529.1	24,718.5	7,149.0	10,835.6	6,733.9
EQUITY
Total equity attributable to Invesco Ltd.	13,934.0	(0.1)	—	13,934.1	13,862.5	(0.1)	—	13,862.6
Noncontrolling interests(4)	644.8	644.1	—	0.7	839.3	838.4	—	0.9
Total equity	14,578.8	644.0	—	13,934.8	14,701.8	838.3	—	13,863.5
Total liabilities and equity	36,037.5	7,691.1	7,882.5	20,463.9	39,420.3	7,987.3	10,835.6	20,597.4
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
Cash and cash equivalents
Cash and cash equivalents increased by $17.6 million from $1,049.0 million at December 31, 2019 to $1,066.6 million at September 30, 2020. See “Cash Flows Discussion” in the following section within this Management’s Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Investments
As of September 30, 2020, we had $769.8 million in total investments (December 31, 2019: $829.5 million). Included in investments are $153.2 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $178.9 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments decreased by a net $82.3 million during the nine months ended September 30, 2020. The decreases in the period were redemptions of $188.0 million and $30.6 million of market valuation changes and foreign exchange movements. The decrease in the period was partially offset by purchases of $32.3 million and a non-cash increase of $104.0 million due to the deconsolidation of certain CIP in the period (restoring the company’s formerly eliminated investment balances). Investments related to deferred compensation awards decreased by a net $13.5 million during the period due to dispositions of $31.8 million. These decreases were partially offset by net purchases of $18.1 million and $0.2 million of market valuation changes and foreign exchange movements.
Included in investments are $388.3 million in equity method investments in Invesco Great Wall and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2019: $350.8 million). The increase of $37.5 million in equity method investments was driven by an increase from partnership contributions of $41.2 million, $46.7 million in current period earnings and a non-cash increase of $48.9 million related to the deconsolidation of certain investments during the period (restoring the company’s formerly eliminated investment balances). This increase was partially offset by a decrease of $64.1 million due to distributions from partnership investments, $29.4 million due to the Invesco Great Wall dividend and $5.8 million in market valuation changes and foreign exchange rates. Also included in investments are foreign time deposits of $29.7 million, which decreased by $2.3 million from the December 31, 2019 balance of $32.0 million.
Assets held for policyholders and policyholder payables
One of our subsidiaries, Invesco Pensions Limited, is an insurance company that was established to facilitate retirement savings plans in the UK. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The decrease in the balance of these accounts from $10,835.6 million at December 31, 2019 to $7,882.5 million at September 30, 2020 was the result of decreases in market movements of $2,693.6 million and $311.1 million in foreign exchange rate movements, offset by net business inflows of $51.6 million.

Liquidity and Capital Resources
Our capital structure, together with available cash balances, cash flows generated from operations, existing capacity under our credit facility and further capital market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. We continue to make progress towards our 2020 plan to redeem approximately $200 million of seed capital investments where appropriate from certain of our investment products this year, and expect to meet the goal by year-end. As the company’s focus is on increasing financial strength and building liquidity, the company does not foresee additional share repurchases in 2020. As part of our efforts to continue reducing outstanding debt, the $1.5 billion capacity credit facility balance was reduced to $90.0 million at September 30, 2020 from $325.6 million at June 30, 2020. Our prudent capital management will enable us to continue to strengthen our balance sheet while preserving our ability to invest in future growth for the benefit of our business and our shareholders.
Our capital management process is executed in a manner consistent with our desire to maintain strong, investment grade credit ratings. As of the filing of the Report, Invesco held credit ratings of BBB+/Stable, A3/Stable and A-/Stable from Standard & Poor’s Ratings Service (“S&P”), Moody’s Investor Services (“Moody’s”) and Fitch Ratings (“Fitch”), respectively. Our ability to continue to access the capital markets in a timely manner depends on several factors, including our credit ratings, the condition of the global economy including the impact of COVID-19, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
In regard to its previously completed forward contracts, the remaining forward contract liability as of September 30, 2020 is $308.7 million. At September 30, 2020, collateral of $39.7 million has been posted related to this liability. Refer to Note 6, "Share Capital", for additional details.

Other items
Certain of our subsidiaries are required to maintain minimum levels of capital. Such requirements may change from time-to-time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance, and review from regulators. These and other similar provisions of applicable laws and regulations may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. All of our regulated EU subsidiaries (the European sub-group) are subject to consolidated capital requirements under EU Directives, including those arising from the EU’s Capital Requirements Directive and the UK’s Internal Capital Adequacy Assessment Process (ICAAP), and capital is maintained within this sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. We are in compliance with all regulatory minimum net capital requirements. As of September 30, 2020, the company’s minimum regulatory capital requirement was $725.7 million (December 31, 2019: $753.6 million); the decrease was driven by lower AUM as well as the weakening of the Pound Sterling against the U.S. Dollar. The total amount of non-U.S. cash and cash equivalents was $788.7 million at September 30, 2020 (December 31, 2019: $847.0 million).
The consolidation of $8.2 billion and $6.5 billion of assets and long-term debt of CIP as of September 30, 2020, respectively, did not impact the company’s liquidity and capital resources. The majority of consolidated CIP assets and long-term debt balances relate to CLOs. The company’s risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees. As of September 30, 2020, the company’s net interest in CIP was $483.2 million.
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

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flows information, excluding the impact of the cash flows of Consolidated Investment Products for the reasons outlined in footnote 1 to the table:

Cash flows information(1)	Nine months ended September 30, 2020			Nine months ended September 30, 2019
$ in millions	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash and cash equivalents, beginning of the period	1,701.2	652.2	1,049.0	1,805.4	657.7	1,147.7
Cash flows from operating activities(1)	662.7	(54.2)	716.9	669.3	(116.3)	785.6
Cash flows from investing activities	(829.0)	(756.7)	(72.3)	(769.3)	(934.3)	165.0
Cash flows from financing activities	(230.3)	391.3	(621.6)	(140.2)	893.6	(1,033.8)
Increase/(decrease) in cash and cash equivalents	(396.6)	(419.6)	23.0	(240.2)	(157.0)	(83.2)
Foreign exchange movement on cash and cash equivalents	6.9	12.3	(5.4)	(23.5)	(7.6)	(15.9)
Net cash inflows (outflows) upon consolidation/deconsolidation of CIP	9.1	9.1	—	(7.4)	(7.4)	—
Cash and cash equivalents, end of the period	1,320.6	254.0	1,066.6	1,534.3	485.7	1,048.6

Cash and cash equivalents	1,066.6	—	1,066.6	1,048.6	—	1,048.6
Cash and cash equivalents of CIP	254.0	254.0	—	485.7	485.7	—
Total cash and cash equivalents per consolidated statement of cash flows	1,320.6	254.0	1,066.6	1,534.3	485.7	1,048.6
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
During the nine months ended September 30, 2020, cash provided by operating activities was $662.7 million compared to $669.3 million provided during the nine months ended September 30, 2019. As shown in the tables above, the impact of CIP to cash provided by operating activities was $54.2 million of cash used during the nine months ended September 30, 2020 compared to $116.3 million of cash used during the nine months ended September 30, 2019. Excluding the impact of CIP, cash provided by operations was $716.9 million during the nine months ended September 30, 2020 compared to $785.6 million of cash provided by operating activities during the nine months ended September 30, 2019. Cash inflows include a $209.0 million increase in operating income as well as net investment redemptions of $179.2 million, including seed money and deferred compensation investments (nine months ended September 30, 2019: $76.3 million net redemptions). Inflows were partially offset by net outflows from changes in payables and receivables due to timing of payments and receipts compared to net inflows in the prior period.
Investing Activities
Net cash used in investing activities totaled $829.0 million for the nine months ended September 30, 2020 (nine months ended September 30, 2019: net cash used of $769.3 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $756.7 million used (nine months ended September 30, 2019: $934.3 million used). Excluding the impact of CIP cash flows, net cash used in investing activities was $72.3 million for the nine months ended September 30, 2020 (nine months ended September 30, 2019: net cash provided of $165.0 million).
Cash outflows for the nine months ended September 30, 2020, excluding the impact of CIP, included purchases of investments of $151.1 million (nine months ended September 30, 2019: $263.6 million purchases). These outflows were partially offset by proceeds of $154.3 million from sales and returns of capital of investments (nine months ended September 30, 2019: $175.5 million proceeds).
During the nine months ended September 30, 2020, the company had capital expenditures of $73.6 million (nine months ended September 30, 2019: $75.6 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each period, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.
Financing Activities
Net cash used in financing activities totaled $230.3 million for the nine months ended September 30, 2020 (nine months ended September 30, 2019: net cash used of $140.2 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $391.3 million (nine months ended September 30, 2019: cash provided of $893.6 million). Excluding the impact of CIP, financing activities used net cash of $621.6 million in the nine months ended September 30, 2020 (nine months ended September 30, 2019: net cash used of $1,033.8 million).
Financing cash outflows during the nine months ended September 30, 2020 a $190.6 million pre-payment on the forward contracts, $285.9 million of common dividend payments for the dividends declared in January, April and July (nine months ended September 30, 2019: common dividends paid of $388.3 million), $177.6 million of preferred dividend payments for dividends declared in January, April and July (nine months ended September 30, 2019: $64.4 million), the payment of $40.7 million to meet employees’ withholding tax obligations on common share vestings (nine months ended September 30, 2019: $55.4 million) and a payment of $16.8 million of contingent consideration (nine months ended September 30, 2019: $11.8 million). Financing cash outflows during the nine months ended September 30, 2019 also included the purchase of common shares through market transactions totaling $100.0 million. These outflows were offset by a net borrowing of $90.0 million on the credit facility (nine months ended September 30, 2019: repayments of $113.9 million).
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
On October 27, 2020, the company announced a third quarter 2020 cash dividend of $0.155 per share to holders of common shares, payable on December 2, 2020, to shareholders of record at the close of business on November 12, 2020 with an ex-dividend date of November 10, 2020.
On October 27, 2020 the company announced a preferred dividend of $14.75 per share to the holders of preferred shares, representing the period from September 1, 2020 through November 30, 2020. The preferred dividend is payable on December 1, 2020 to shareholders of record at close of business on November 16, 2020.
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

Long-term debt
Our long-term debt at September 30, 2020 was $2,172.0 million (December 31, 2019: $2,080.3 million) and was comprised of the following:

$ in millions	September 30, 2020	December 31, 2019
$1.5 billion floating rate credit facility expiring August 11, 2022	90.0	—
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	598.6	598.1
$600 million 4.000% - due January 30, 2024	596.5	595.8
$500 million 3.750% - due January 15, 2026	496.6	496.1
$400 million 5.375% - due November 30, 2043	390.3	390.3
Long-term debt	2,172.0	2,080.3
For the nine months ended September 30, 2020, the company’s weighted average cost of debt was 3.71% (nine months ended September 30, 2019: 3.93%).
Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of September 30, 2020, we were in compliance with our financial covenants. At September 30, 2020, our leverage ratio was 1.43:1.00 (December 31, 2019: 1.31:1.00), and our interest coverage ratio was 10.94:1.00 (December 31, 2019: 11.76:1.00).
The September 30, 2020 coverage ratio calculations are as follows:

$ millions	Total	Q3 2020	Q2 2020	Q1 2020	Q4 2019
Net income attributable to Invesco Ltd.	493.5	191.7	40.5	81.5	179.8
Dividends on preferred shares	236.8	59.2	59.2	59.2	59.2
Impact of CIP on net income attributable to Invesco Ltd.	(9.1)	(9.6)	0.1	0.1	0.3
Tax expense	273.1	91.9	43.4	57.4	80.4
Amortization/depreciation	202.8	51.6	50.3	48.4	52.5
Interest expense	139.5	33.8	34.8	36.3	34.6
Common share-based compensation expense	186.9	43.0	47.8	47.4	48.7
Unrealized gains and losses from investments, net(1)	2.8	(18.4)	(41.8)	74.6	(11.6)
EBITDA(2)	1,526.3	443.2	234.3	404.9	443.9
Adjusted debt(2)	$2,183.3
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	1.43
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	10.94
____________

(1)
Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

(2)
EBITDA and Adjusted debt are non-GAAP financial measures; however, management does not use these measures for anything other than these debt covenant calculations. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals total debt of $2,172.0 million plus $11.3 million in letters of credit.

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

Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of September 30, 2020, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,066.6 million. See Part I, Item 1, Financial Statements - Note 15, "Related Parties", for information regarding cash and cash equivalents invested in affiliated money market funds.
The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.
Liquidity Risk
Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as the same become due. The company is exposed to liquidity risk through its $2,172.0 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities, and engaging external financing sources in regular dialogue.
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
Common Share Repurchase Plan
The company did not purchase shares in the open market during the three and nine months ended September 30, 2020,(During the three months ended September 30, 2019, the company did not make any repurchases of common shares in the market. During the nine months ended September 30, 2019, the company repurchased 5.0 million shares in the market at a cost $100 million). Separately, an aggregate of 0.6 million and 3.0 million common shares were withheld on vesting events during the three and nine months ended September 30, 2020 to meet employees’ withholding tax obligations (three and nine months ended September 30, 2019: 0.8 million and 3.1 million shares). The fair value of these common shares withheld at the respective withholding dates was $5.8 million and $40.7 million during the three and nine months ended September 30, 2020 (three and nine months ended September 30, 2019: $14.8 million and $60 million). At September 30, 2020, approximately $732.2 million remains available under the share repurchase authorizations approved by the Board on July 22, 2016.
As the company’s focus is on increasing financial strength and building liquidity, the company does not foresee additional share repurchases in 2020.
Off Balance Sheet Commitments
See Part I, Item 1, Financial Statements - Note 13, “Commitments and Contingencies - Legal Contingencies”, for more information regarding undrawn capital commitments.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension, and acquisition contracts. During the nine months ended September 30, 2020, there were no material changes to the company’s contractual obligations.

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
Recent Accounting Standards
See Part I, Item 1, Financial Statements - Note 1, "Accounting Policies - Accounting Pronouncements Recently Adopted.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk, and foreign exchange rate risk. There have not been any material changes to the company’s exposures to market risks during the period ended September 30, 2020 that would require an update to the disclosures provided in the most recent Form 10-K.
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
Interest Rate Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. See Part I, Item 1, Financial Statements - Note 5, "Long-Term Debt" for details of the company’s long-term debt arrangements. As of September 30, 2020, the interest rates on 95.9% of the company’s borrowings were fixed for a weighted average period of 7.2 years, and the company had a $90.0 million balance on its floating rate credit facility.
Foreign Exchange Rate Risk
The company has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco Ltd. The company’s put option contract to hedge its Pound-Sterling-based operating income expired on June 30, 2020.
The company is exposed to foreign exchange revaluation into the Condensed Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation losses were $3.3 million in the nine months ended September 30, 2020 (nine months ended September 30, 2019: $9.0 million gains), and are included in general and administrative expenses and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

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
We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2020. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated any change in our internal control over financial reporting that occurred during the nine months ended September 30, 2020 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the recent global market reactions to the COVID-19 pandemic, our assets under management (AUM) declined significantly during the first quarter of 2020. The decline in AUM and the decline in revenue yield adversely impacted our revenues during the nine-months ended September 30, 2020. The volatility in the global markets has also adversely affected the liquidity of certain managed investment products in which client and company assets are invested.

Our efforts to mitigate the impact of the COVID-19 pandemic have required, and will continue to require, a significant investment of time and resources across our business. In response to mandated precautions where applicable and to ensure the safety of our employees, the significant majority of our employees are working remotely at this time to seek to mitigate the risks associated with the COVID-19 virus. While our teams have been successful in working remotely, operational challenges may arise in the future. Many of the key service providers we rely on also have transitioned to working remotely. If we or they were to experience material disruptions in the ability for our or their employees to work remotely (e.g., disruption in Internet-based communications systems or networks; or the break-down in the availability of essential goods and services, such as material disruptions to the delivery of food or power), our ability to operate our business normally could be materially adversely disrupted. Similarly, to date our own employees and, we believe, the employees of our key service providers, have not experienced any material degree of illness due to the COVID-19 virus. In the event that our or their workforces, or key components thereof, were to experience significant illness levels, our ability to operate our business normally could be materially adversely disrupted. Further if our cyber security diligence and efforts to offset the increased risks associated with greater reliance on mobile, collaborative and remote technologies during the COVID-19 pandemic as well as the increased frequency and sophistication of external threat actors are not effective or successful, we may be at increased risk for data privacy or other cyber security incidents. Any such material adverse disruptions to our business operations or loss of information could have a material adverse impact on our results of operation or financial condition.

The extent to which our business, results of operations, AUM and financial results are further affected by the COVID‐19 pandemic will largely depend on future developments, which cannot be accurately predicted and are uncertain, including the duration and severity of the pandemic, length of time it will take for the financial markets and economy to recover and for our employees to safely return to the workplace, along with potentially more permanent impacts to how we serve our clients. In addition, many of the risk factors described in our Annual Report on Form 10‐K for the year ended December 31, 2019 are heightened by the effects of the COVID‐19 pandemic and related economic conditions and could result in a material adverse effect on our business, results of operations, AUM or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended September 30, 2020:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
July 1-31, 2020	441,791	$10.83	—	$732.2
August 1-31, 2020	43,764	$10.54	—	$732.2
September 1-30, 2020	84,937	$10.34	—	$732.2
Total	570,492		—

(1)	An aggregate of 570,492 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.

(2)	At September 30, 2020, a balance of $732.2 million remains available under the share repurchase authorization approved by the Board on July 22, 2016.

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

31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
October 30, 2020	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

October 30, 2020	/s/ L. ALLISON DUKES
L. Allison Dukes
Senior Managing Director and Chief Financial Officer