Form 10-K
period 2020-12-31
Invesco Ltd.
filed 2021-02-19
CIK 914208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
At June 30, 2020, the aggregate market value of the voting stock held by non-affiliates was $4.9 billion, based on the closing price of the registrant's Common Shares, par value U.S. $0.20 per share, on the New York Stock Exchange. At January 31, 2021, the most recent practicable date, the number of Common Shares outstanding was 459,072,262.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant will incorporate by reference information required in response to Part III, Items 10-14 in its definitive Proxy Statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

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

The following important factors, and other factors described elsewhere in this Report or contained in our other filings with the U.S. Securities and Exchange Commission (SEC), among others, could cause our results to differ materially from any results described in any forward-looking statements:

•significant fluctuations in the performance of capital and credit markets worldwide;
•adverse changes in the global economy;
•the performance of our investment products;
•significant changes in net asset flows into or out of the accounts we manage or declines in market value of the assets in, or redemptions or other withdrawals from, those accounts;
•pandemics or other widespread health crises and governmental responses to the same;
•competitive pressures in the investment management business, including consolidation, which may force us to reduce fees we earn;
•any inability to adjust our expenses quickly enough to match significant deterioration in markets;
•the effect of fluctuations in interest rates, liquidity and credit markets in the U.S. or globally, including regulatory reform of benchmarks, such as LIBOR;
•our ability to acquire and integrate other companies into our operations successfully and the extent to which we can realize anticipated product sales, cost savings or synergies from such acquisitions;
•the occurrence of breaches and errors in the conduct of our business, including any failure to properly safeguard confidential and sensitive information, cyber-attacks or acts of fraud;
•our ability to attract and retain key personnel, including investment management professionals;
•limitations or restrictions on access to distribution channels for our products;
•our ability to develop, introduce and support new investment products and services;
•our ability to comply with client contractual requirements and/or investment guidelines despite preventative compliance procedures and controls;
•variations in demand for our investment products or services, including termination or non-renewal of our investment management agreements;
•harm to our reputation;
•our ability to maintain our credit ratings and access the capital markets in a timely manner;
•our debt and the limitations imposed by our credit facility;
•exchange rate fluctuations, especially as against the U.S. Dollar;
•the effect of political, economic or social instability in or involving countries in which we invest or do business (including the effect of terrorist attacks, war and other hostilities);
•the effect of failures or delays in support systems or customer service functions, and other interruptions of our operations;
•the effect of non-performance by our counterparties, third party service providers and other key vendors to fulfill their obligations;
•impairment of goodwill and other intangible assets;
•adverse results in litigation and any other regulatory or other proceedings, governmental investigations, and enforcement actions; and

•enactment of adverse federal, state or foreign legislation or changes in government policy or regulation (including accounting standards) affecting our operations, our capital requirements or the way in which our profits are taxed.

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

With more than 8,000 employees and an on-the-ground presence in over 20 countries, Invesco is well positioned to meet the needs of investors across the globe. We have specialized investment teams managing investments across a broad range of asset classes, investment styles and geographies. For decades, individuals and institutions have viewed our organization as a trusted partner for a broad range of investment needs. We have a significant presence in the retail and institutional markets within the investment management industry in North America, EMEA (Europe, Middle East and Africa) and Asia-Pacific, serving clients in more than 120 countries. As of December 31, 2020, the firm managed approximately $1.35 trillion in assets for investors around the world.

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

We are affected significantly by market movements, which are beyond our control; however, we endeavor to mitigate the impact of market movements for the firm and for clients by maintaining broad diversification across asset classes, investment vehicles, client domiciles and geographies. We measure relative investment performance by comparing our investment capabilities to competitors' products, industry benchmarks and client investment objectives. Generally, distributors, investment advisors and consultants take into consideration longer-term investment performance (e.g., three-year and five-year performance) in their selection of investment products and manager recommendations to their clients, although shorter-term performance may also be an important consideration. Third-party ratings may also influence client investment decisions. We monitor quality of client service in a variety of ways, including periodic client satisfaction surveys, analysis of response times and redemption rates, competitive benchmarking of services and feedback from investment consultants.

Invesco Ltd. is organized under the laws of Bermuda. Our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” We maintain a website at www.invesco.com/corporate. (Information contained on our website shall not be deemed to be part of, or be incorporated into, this document).

Strategy

The company focuses on four key long-term strategic objectives that are designed to sharpen our focus on client needs, further strengthen our business over time and help ensure our long-term success:

•Achieve strong, long-term investment performance across distinct investment capabilities with clearly articulated investment philosophies and processes, aligned with client needs;

•Be instrumental to our clients' success by delivering our distinctive investment capabilities worldwide to meet their needs;
•Harness the power of our global platform by continuously improving execution effectiveness to enhance quality and productivity, and allocating our resources to the opportunities that will best benefit clients and our business; and
•Perpetuate a high-performance organization by driving greater transparency, accountability, diversity of thought, fact-based decision making and execution at all levels.

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

Industry Trends

Trends around the world continue to transform the investment management industry and underscore the need to be well diversified with broad capabilities globally and across asset classes:

•Distribution partners are becoming more selective and are moving towards developing fewer relationships and partners, reducing the number of investment managers with whom they work. Invesco provides a robust set of capabilities and creates investment solutions that delivers key outcomes aligned to their investment objectives. Invesco delivers competitive pricing, investor education, thought leadership, digital platforms and other value-added services that enhance the client experience.
•Clients are also demanding more from investment managers. While investment performance remains paramount, competitive pricing, client engagement and value-added services (including portfolio analytics and providing consultative solutions) increasingly differentiate managers. Invesco is working to enhance the client's user experience through digital marketing (web, mobile, social) and improved service.
•Investors continue to demand alternative, passive and smart beta strategies. As a consequence, the industry is seeing client demand for core equities portfolios decline as a share of global flows. Invesco is the #3 provider of smart beta AUM in the US and has 76 ETFs with greater than $500 million in assets. Invesco also has a strong lineup of alternative and multi-asset strategies supported by ongoing product development.
•We are seeing increased pressure on net revenue yield within the asset management industry, arising from increased use of low fee passive products and further concentration within our channel distribution partners (which increases their ability to negotiate pricing).
•Regulatory activity remains at increased levels and is influencing competitive dynamics. Increased regulatory scrutiny of managers has focused on many areas including transparency/unbundling of fees, inducements, conflicts of interest, capital, liquidity, solvency, leverage, operational risk management, controls and compensation. Invesco continues to work proactively with regulators around the world. Efforts to further modernize and strengthen our global platform will enhance our ability to compete effectively across markets while complying with the variety of applicable regulatory regimes. This is a key differentiator for large, scaled firms such as Invesco, and smaller firms may struggle to make the necessary investment to stay current and comply with the increased regulation we are seeing globally.
•Although the developed markets in the U.S. and Europe are currently the two largest markets for financial assets by a wide margin, other key emerging markets in the world, such as China and India, are growing faster and positioned for greater future growth over the long term. As these population-heavy markets mature, we believe investment managers that are truly global will be in the best position to capture this growth. Additionally, population age differences between emerging and developed markets will result in differing investment needs and horizons among countries. Asset allocation and retirement savings schemes also differ substantially among countries. We believe firms such as Invesco, with experience in key markets, and diversified investment capabilities and product types, are best positioned to meet clients' needs in this global competitive landscape. Invesco has a meaningful market presence in many of the world's most attractive regions, including North America, EMEA and Asia-Pacific. We believe our strong and growing presence in established and emerging markets provides significant long-term growth potential for our business.

•Technology advances are impacting core elements of the investment management industry, which lags other industries in its use of technology. Clients increasingly seek to interact digitally with their investment portfolios. This is leading to established managers investing in and/or acquiring technology platforms. As the investment management business becomes more complex, automation will become increasingly important to serve clients effectively and efficiently. Invesco is leveraging technology across its business and exploring opportunities to work with third-party technology firms to enhance our clients' investment experience. Over the past few years, we have made strategic acquisitions to strengthen our digital wealth platform. These acquisitions and others have strengthened our ability to offer competitive digital wealth capabilities and position us ahead of the evolving client needs.

As a result of the trends discussed above, clients are seeking to work with a smaller number of asset managers who can deliver a comprehensive set of products and value-added services. They want money managers who can provide a robust set of capabilities and create investment solutions that deliver key outcomes aligned to their investment objectives. They also want greater value for their money, which means competitive pricing, investor education, thought leadership, digital platforms and other value-added services that enhance the client experience. These dynamics are driving fundamental changes within our industry and we believe will drive increasing consolidation. We believe the steps we have taken over the past decade and throughout 2020 strengthened our ability to meet client needs and will help ensure Invesco is well-positioned to compete and win within our industry over the long term.

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

The following sets forth our managed investment objectives by asset class:

Money Market	Balanced	Equity	Fixed Income	Alternatives
●Custom Solutions	●Custom Solutions	●Custom Solutions	●Custom Solutions	●Custom Solutions
●Environmental, Social and Governance	●Environmental, Social and Governance	●Environmental, Social and Governance	●Environmental, Social and Governance	●Environmental, Social and Governance
●Cash Plus	●Balanced Risk	●Economic Sectors	●Buy and Hold	●Absolute Return
●Government/Treasury	●Global/Regional	●Emerging Markets	●Convertibles	●Commodities
●Prime	● Single Country	●International/Global	●Core/Core Plus	●Currencies
●Taxable	●Target Date	●Large Cap Core	●Emerging Markets	●Financial Structures
●Tax-Free	●Target Risk	●Large Cap Growth	●Government Bonds	●Global Macro
	●Traditional Balanced	●Large Cap Value	●High-Yield Bonds	●Infrastructure and MLPs
		●Low Volatility/Defensive	●International/Global	●Long/Short Equity
		●Mid Cap Core	●Investment Grade Credit	●Managed Futures
		●Mid Cap Growth	●Multi-Sector	●Multi-Alternatives
		●Mid Cap Value	●Municipal Bonds	●Private and Distressed Debt
		●Passive/Enhanced	●Passive/Enhanced	●Private Real Estate
		●Regional/Single Country	●Regional/Single Country	●Public Real Estate Securities
		●Small Cap Core	●Short/Ultra-Short Duration	●Senior Secured Loans
		●Small Cap Growth	●Stable Value
		●Small Cap Value	●Structured Securities
		●Smart Beta/Factor-based	●Smart Beta/Factor-based

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
● Open-end Mutual Funds
● Separately Managed Accounts (SMA)
● Société d'investissement à Capital Variable (SICAV)
● Unit Investment Trusts (UIT)
● Variable Insurance Funds

Retail

Retail AUM were $947.1 billion at December 31, 2020. We offer retail products within all of the major asset classes. Our retail products are primarily distributed through third-party financial intermediaries, including major wire houses, fund supermarkets, regional broker-dealers, insurance companies, banks and financial planners in North America, and independent brokers and financial advisors, banks and supermarket platforms in EMEA and Asia-Pacific.

The Americas, UK and EMEA ex-UK retail operations rank among the largest by AUM in their respective markets. As of December 31, 2020, Invesco holds a leading position amongst retail fund providers in the UK; Invesco's U.S. retail business, including our ETF franchise, is a top 10 asset manager in the U.S. by long-term assets, and Invesco in EMEA ex-UK is among the largest non-proprietary investment managers in the retail channel. Invesco Great Wall was one of the largest Sino-foreign managers of equity products in China, with total AUM of approximately $66.6 billion as of December 31, 2020. We provide our retail clients with one of the industry's most robust and comprehensive product lines.

Institutional

Institutional AUM were $402.8 billion in AUM as of December 31, 2020. We offer a broad suite of domestic and global strategies, including traditional and quantitative equities, fixed income (including money market funds for institutional clients), real estate, financial structures and absolute return strategies. Regional sales forces distribute our products and provide services to clients and intermediaries around the world. We have a diversified client base that includes major public entities, corporations, unions, non-profit organizations, endowments, foundations, pension funds, financial institutions and sovereign wealth funds. Invesco's institutional money market funds serve some of the largest financial institutions, government entities and corporations in the world.

AUM Diversification

One of Invesco's greatest competitive strengths is the diversification in its AUM by client domicile, distribution channel and asset class. Our distribution network has attracted assets of 70% retail and 30% institutional as of December 31, 2020. By client domicile, 29% of client AUM are outside the U.S., and we serve clients in more than 120 countries. The following tables present a breakdown of AUM by client domicile, distribution channel and asset class as of December 31, 2020. Additionally, the fourth table below illustrates the split of our AUM as Passive and Active. Passive AUM include index-based ETFs, unit investment trusts (UITs), non-management fee earning AUM and other passive mandates. Active AUM is total AUM less Passive AUM. See the company's disclosures regarding the changes in AUM years ended December 31, 2020 in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Assets Under Management” section for additional information regarding the changes in AUM.

By Client Domicile
($ in billions)	Total	1-Yr Change
☐ Americas	959.9	9.1%
☐ UK	66.9	(10.1)%
☐ EMEA Ex UK	151.8	5.6%
☐ Asia	171.3	33.2%
Total	1,349.9

By Distribution Channel
($ in billions)	Total	1-Yr Change
☐ Retail	947.1	7.8%
☐ Institutional	402.8	15.7%
Total	1,349.9

By Asset Class
($ in billions)	Total	1-Yr Change
☐ Equity	689.6	15.2%
☐ Fixed Income	296.4	4.6%
☐ Balanced	78.9	17.2%
☐ Money Market	108.5	18.7%
☐ Alternatives	176.5	(4.7)%
Total	1,349.9

Active vs. Passive
($ in billions)	Total	1-Yr Change
☐ Active	979.3	5.4%
☐ Passive	370.6	24.8%
Total	1,349.9

Human Capital

Invesco’s long-term success depends on our ability to attract, develop and retain talent. Invesco invests significantly in talent development, health and welfare programs, technology and other resources that support our employees in developing their full potential both personally and professionally. We believe that an employee community that is diverse and inclusive; engaged in community involvement and invested in employee well-being will drive positive outcomes for our clients and shareholders.

During 2020, the COVID-19 pandemic created an unprecedented worldwide public health and business phenomenon. Our top priority in 2020 was the health and well-being of our worldwide employees. In addition to other actions taken, we continue to assess the general well-being of our employees, their ability to stay well, stay productive and stay connected.

In addition, we regularly survey our employees in a confidential survey to gauge their sentiment across a variety of engagement categories, including questions related to compensation, benefits, work/life balance, career development, inclusion, teamwork, and leadership, and more recently our focus on social justice.

We believe that diversity and inclusion are both moral and business imperatives. We are committed to improving diversity at all levels and in all functions across our global business as evidenced by our CEO and senior managing directors all including diversity and inclusion goals as part of their annual performance goals. Increasing representation of women and other underrepresented employees remains a focus for Invesco, as does building an inclusive environment. At the end of 2020, our global workforce was 39% female and 61% male, with 33% of senior managers worldwide being women. Unconscious bias training is required of all managers and is being expanded to the entire employee population. Our employees are also encouraged to participate in any of our nine Business Resource Groups where employees with diverse backgrounds, experiences and perspectives can connect. These Business Resource Groups are sponsored by senior leaders and are designed by employees, for employees.

As of December 31, 2020, the company had 8,512 employees with an on-the-ground presence in over 20 countries (December 31, 2019: 8,821). None of our employees are covered under collective bargaining agreements.

Competition

The investment management business is highly competitive, with points of differentiation including investment performance, the level of fees, the range of products offered, brand recognition, business reputation, financial strength, the depth and continuity of relationships and quality of service. We compete with a large number of investment management firms, commercial banks, investment banks, broker dealers, hedge funds, insurance companies and other financial institutions. We believe the quality and diversity of our investment capabilities, product types and channels of distribution enable us to compete effectively in the global investment management business. We also believe being an independent investment manager is a competitive advantage, as our business model avoids conflicts that are inherent within institutions that both manage and distribute and/or service those products. Lastly, we believe continued execution against our strategic objectives will further strengthen our long-term competitive position.

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

Risk Management

Invesco is committed to continually strengthening and evolving our risk management activities to ensure they keep pace with business change and client expectations. We believe a key factor in our ability to manage through challenging market conditions and significant business change is our integrated and global approach to risk management. Risk management is embedded in our day-to-day decision-making as well as our strategic planning process while our global risk management framework enables consistent and meaningful risk dialogue up, down and across the company.

Our framework leverages two governance structures: (i) our Global Performance and Risk Committee oversees the management of core investment risks; and (ii) our Corporate Risk Management Committee oversees the management of all other business and strategy related risks. A network of regional, business unit and specific risk management committees, with oversight of the Corporate Risk Management Committee, provides ongoing identification, assessment, management and monitoring of risk that ensures both broad as well as in-depth, multi-layered coverage of the risks existing and emerging in the various domains of our business.

Available Information

The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers with the SEC, at www.sec.gov. We make available free of charge on our website, www.invesco.com/corporate, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.  Risk Factors

Risks Related to the Coronavirus (COVID-19) Pandemic

As a result of the global market reactions to the COVID-19 pandemic, our assets under management (AUM) and revenues have been negatively impacted and we face various potential operational challenges due to the pandemic.

As a result of the global market reactions to the COVID-19 pandemic, our assets under management (AUM) and revenues declined significantly during the early phases of the pandemic as governments enacted social containment measures and central banks and governments sought to enact economic relief measures. While many global markets have improved materially since the early stages of the pandemic, further negative market reactions may occur as a result of failures to limit infections or deaths to the COVID-19 virus, delays in developing and/or delivering effective treatments for the virus, and reduced support or positive impact of central banks and government economic relief measures. Additional negative market reactions could further negatively impact our AUM and revenues. The volatility in the global markets has also adversely affected the liquidity of certain managed investment products in which client and company assets are invested.

Our efforts to mitigate the impact of the COVID-19 pandemic have required, and will continue to require, a significant investment of time and resources across our business. In response to mandated precautions where applicable and to ensure the safety of our employees, the significant majority of our employees are working remotely at this time. While our teams have been successful in working remotely, operational challenges may arise in the future. Many of the key service providers we rely on have also transitioned to working remotely. If we or they were to experience material disruptions in the ability for our or their employees to work remotely (e.g., disruption in Internet-based communications systems or networks or the availability of essential goods and services), our ability to operate our business in the ordinary course could be materially adversely disrupted. To date our own employees and, we believe, the employees of our key service providers, have not experienced any material degree of illness due to the COVID-19 virus. If our or their workforces, or key components thereof, were to experience significant illness levels, our ability to operate our business could be materially adversely disrupted. Further if our cyber security diligence and efforts to offset the increased risks associated with greater reliance on mobile, collaborative and remote technologies during the COVID-19 pandemic, as well as the increased frequency and sophistication of external threat actors are not effective or successful, we may be at increased risk for data privacy or other cyber security incidents. Any such material adverse disruptions to our business operations or loss of information could have a material adverse impact on our results of operation or financial condition.

The extent to which our business, results of operations, AUM and financial results are further affected by the COVID‐19 pandemic will largely depend on future developments, which cannot be accurately predicted and are uncertain, including the duration and severity of the pandemic, length of time it will take for the financial markets and economy to recover and for our employees to safely return to the workplace, along with potentially more permanent impacts on how we operate and serve our clients. In addition, many of the risk factors described below may be heightened by the effects of the COVID‐19 pandemic and related economic conditions.

Risks Related to Market Dynamics and Volatility

Volatility and disruption in world capital and credit markets, as well as adverse changes in the global economy, can negatively affect Invesco's revenues, operations, financial condition and liquidity.

In recent years, capital and credit markets have experienced substantial volatility. In this regard:

•In the event of extreme circumstances, including economic, political, or business crises, such as a widespread systemic failure or disruptions in the global financial system or failures of firms that have significant obligations as counterparties on financial instruments, we may suffer significant declines in AUM and severe liquidity or valuation issues in managed investment products in which client and company assets are invested, all of which would adversely affect our operating results, financial condition, liquidity, credit ratings, ability to access capital markets, and ability to retain and attract key employees. Additionally, these factors could impact our ability to realize the carrying value of our goodwill and other intangible assets.
•Illiquidity and/or volatility of the global fixed income and/or equity markets could negatively affect our ability to manage client inflows and outflows or to timely meet client redemption requests.
•Uncertainties regarding geopolitical developments, such as Brexit, can produce volatility in global financial markets. This may impact the levels and composition of our AUM and also negatively impact investor sentiment, which could result in reduced or negative flows. The longer term relationship between the UK and the EU is still uncertain following the departure of the UK from the EU. Because the UK Pound Sterling is the functional currency for certain of our subsidiaries, any weakening of the UK Pound Sterling relative to the U.S. Dollar could negatively impact our reported financial results.
•Changes to United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business. Any changes with respect to trade policies, treaties, taxes, government regulations and tariffs or the perception that any of these changes could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between other nations and the United States. Given our strong position in Asia Pacific and EMEA, we could be more adversely affected than others by such market uncertainties.

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

Declines in the market value of AUM in client portfolios. Our AUM as of January 31, 2021 were $1,367.1 billion. We cannot predict whether volatility in the markets will result in substantial or sustained declines in the securities markets generally or result in price declines in market segments in which our AUM are concentrated. Any of the foregoing could negatively impact the market value of our AUM, our revenues, income and operating margin.

Redemptions and other withdrawals from, or shifting among, client portfolios. These could be caused by investors reducing their investments in client portfolios in general or in the market segments in which Invesco focuses; investors taking profits from their investments; poor investment performance (relative or absolute) of the client portfolios managed by Invesco; and portfolio risk characteristics, which could cause investors to move assets to other investment managers. Poor performance relative to other competing products tends to result in decreased sales and increased redemptions with corresponding decreases in our revenues, which may have a material adverse effect on us. Furthermore, the fees we earn vary with the types of assets being managed, with higher fees earned on actively managed equity and balanced accounts, along with real estate and other alternative asset products, and lower fees earned on fixed income, stable return accounts, and certain passively managed products. Our revenues may decline if clients continue to shift their investments to lower fee accounts. In addition, the loss of key personnel or significant investment management professionals could reduce the attractiveness of our products to current and potential clients and adversely affect our revenues and profitability.

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

Certain institutional investors using money market products and other short-term duration fixed income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields. These redemptions would reduce managed assets, thereby reducing our revenues. In addition, rising interest rates will tend to reduce the market value of fixed income investments and fixed income derivatives held in various investment portfolios and other products, which may have an adverse effect on our revenues from certain fixed income products. If securities within a money market portfolio default or investor redemptions force the portfolio to realize losses, there could be negative pressure on its NAV. Although money market investments are not guaranteed instruments, the company might decide, under such a scenario, that it is in its best interest to provide support in the form of a support agreement, capital infusion, or other methods to help stabilize a declining NAV, which may have an adverse impact on our profitability. Additionally, we have investments in fixed income assets, including collateralized loan obligations and seed money in fixed income funds, the valuation of which could change with changes in interest and default rates.

Certain changes in the manner in which interest rates are calculated could also impact our client portfolios. LIBOR will be eliminated as a benchmark reference rate as a result of regulatory reform. Markets are developing replacement reference rates in response to this change. Questions around liquidity in these new rates and how to appropriately adjust relevant instruments and products to eliminate any economic value transfer at the time of transition remain a significant concern for us and others in the marketplace. It is difficult to predict the full impact of the transition away from LIBOR. The value or profitability of LIBOR-based instruments held in our client portfolios or products we manage that use LIBOR as a reference rate may be adversely affected until new reference rates and fallbacks for both legacy and new instruments and products are commercially accepted and operationally mature.

Our financial condition and liquidity would be adversely affected by losses on our seed capital and co-investments.
The company has investments in managed investment products that invest in a variety of asset classes, including, but not limited to equities, fixed income products, commodities, derivatives, and similar financial instruments, private equity and real estate. Investments in these products are generally made to establish a track record, meet purchase size requirements for trading blocks, or demonstrate economic alignment with other investors in our funds. Adverse market conditions may result in the need to write down the value of these seed capital and co-investments, which may adversely affect our results of operations or liquidity. As of December 31, 2020, the company had approximately $810.5 million in seed capital and co-investments, including direct investments in consolidated investment products (CIP).

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

Risks Related to Investment Performance and Competition

Poor investment performance of our products could reduce the level of our AUM or affect our sales, and negatively impact our revenues and income.

Our investment performance is critical to the success of our business. Strong investment performance often stimulates sales of our products. Poor investment performance as compared to third-party benchmarks or competitive products has in the past led, and could in the future lead, to a decrease in sales of our products and stimulate redemptions from existing products, generally lowering the overall level of AUM and reducing our management fees. There is no assurance that past or present investment performance in our products will be indicative of future performance. If we fail, or appear to fail, to address successfully and promptly the underlying causes of any poor investment performance, we may be unsuccessful in reversing such under performance and our future business prospects would likely be negatively affected.

Competitive pressures may force us to reduce the fees we charge to clients, which could reduce our profitability.

The investment management business is highly competitive, and we compete based on a variety of factors, including investment performance, range of products offered, brand recognition, business reputation, financial strength, stability and continuity of client and financial intermediary relationships, quality of service, level of fees charged for services and the level of compensation paid and distribution support offered to financial intermediaries. We continue to face market pressures regarding fee levels in many products. Investors remain attracted to lower fee passive products, which have gained and may continue to gain share at the expense of active products.

Our competitors include a large number of investment management firms, commercial banks, investment banks, broker-dealers, hedge funds, insurance companies and other financial institutions. Some of these institutions have greater capital and other resources, and offer more comprehensive lines of products and services, than we do. There are relatively few barriers to entry by new investment management firms, and the successful efforts of new entrants around the world have also resulted in increased competition. Industry consolidation has increased in recent years, both in the area of distributors and asset managers. Further consolidation may occur in these areas in the future.

Our competitors can increase their market share to our detriment by reducing fees. The increasing size and market influence of certain distributors of our products and of certain direct competitors may have a negative impact on our ability to compete at the same levels of profitability in the future.

We may be unable to develop new products and services and the development of new products and services may expose us to additional costs or operational risk.

Our financial performance depends, in part, on the company's ability to develop, market and manage new investment products and services. The development and introduction of new products and services requires continued innovative efforts on our part and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements. New products often must be in the market-place for three or more years in order to generate track records required to attract significant AUM inflows. Increasingly clients and intermediaries are looking to investment mangers to be able to deliver investment outcomes tailored to particular circumstances and needs, and to augment traditional investment management products and services with additional value-added services. A failure to continue to innovate and introduce successful new products and services or to manage effectively the risks associated with such products and services may impact our market share relevance and may cause our AUM, revenue and earnings to decline.

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

A portion of the company’s revenues is derived from performance fees on investment advisory agreements. Performance fees represented $65.6 million, or 1.1%, of total operating revenues for the year ended December 31, 2020. In most cases, performance fees are based on relative or absolute investment returns, although in some cases they are based on achieving specific service standards. Generally, the company is entitled to performance fees only if the returns on the related portfolios exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, performance fees for that period will not be earned and, if targets are based on cumulative returns, the company may not earn performance fees in future periods. Performance fees will vary from period to period in relation to volatility in investment returns and the timing of revenue recognition, causing our earnings to be more volatile.

Risks Related to Operating our Business

Our investment management professionals and other key employees are a vital part of our ability to attract and retain clients, and the loss of key individuals or a significant portion of those professionals could result in a reduction of our revenues and profitability.

Retaining highly skilled investment management personnel is important to our ability to attract and retain our clients. The market for skilled investment management professionals is highly competitive. Our policy has been to provide our investment management professionals and other key personnel with a supportive professional working environment and compensation and benefits that we believe are competitive with other leading investment management firms. However, we may not be successful in retaining our key personnel, and the loss of significant investment professionals or other key personnel could reduce the attractiveness of our products and services to potential and current clients and could, therefore, adversely affect our revenues and profitability.

Changes in the distribution channels on which we depend could reduce our net revenues and hinder our growth.

We sell substantially all of our retail investment products through a variety of third party financial intermediaries, including major wire houses, fund supermarkets, regional broker-dealers, insurance companies, banks and financial planners in North America, and independent brokers and financial advisors, banks and supermarket platforms in Europe and Asia. No single intermediary is material to our business. Increasing competition for these distribution channels could nevertheless cause our distribution costs to rise, which would lower our net revenues. There has been consolidation of banks and broker-dealers, particularly in the U.S., and a limited amount of migration of brokers and financial advisors away from major banks to independent firms focused largely on providing advice. If these changes continue, our distribution costs could increase as a percentage of our revenues generated. Additionally, certain of the third party intermediaries upon whom we rely to distribute our investment products also sell their own competing proprietary investment products, which could limit the distribution of our products. Investors, particularly in the institutional market, rely on external consultants and other third parties for advice on the choice of investment manager. These consultants and third parties tend to exert a significant degree of influence over their clients' choices, and they may favor a competitor of Invesco as better meeting their particular clients' needs. There is no assurance that our investment products will be among their recommended choices in the future. Similarly, particularly in the United States, certain distributors have substantially reduced the number of investment funds they make available to their customers. If a material portion of our distributors were to substantially narrow their product offerings, it could have a significant adverse effect on our revenues and profitability. More broadly, in both retail and institutional channels, intermediaries (distribution firms and consultants) are seeking to reduce the number of investment management firms they do business with. While this offers opportunities to the company to have broader and deeper relationships with firms that continue to do business with us, it also poses risks of additional lost business if a particular firm chooses to stop or significantly reduce its business relationship with the company. Any failure to maintain strong business relationships with these intermediaries and the consultant community due to any of the above-described factors would impair our ability to sell our products, which in turn could have a negative effect on our revenues and profitability.

Failure to comply with client contractual requirements and/or investment guidelines could result in costs of correction, damage awards or regulatory fines and penalties against us and loss of revenues due to client terminations.

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

Substantially all our revenues are derived from investment management agreements. Investment management agreements are generally terminable upon 30 or fewer days' notice. Agreements with U.S. registered funds may be terminated with notice, or terminated in the event of an “assignment” (as defined in the Investment Company Act of 1940, as amended), and must be renewed annually by the disinterested members of each fund's Board of Trustees or Directors, as required by law. In addition, the Boards of Trustees or Directors of certain other funds generally may terminate these investment management agreements upon written notice for any reason. Open-end registered fund and unit trust investors may generally withdraw their funds at any time without prior notice. Institutional clients may elect to terminate their relationships with us or reduce the aggregate amount of AUM, generally on short notice. Any termination of or failure to renew a significant number of these agreements, or any other loss of a significant number of our clients or AUM, would adversely affect our revenues and profitability.

If our reputation is harmed, we could suffer losses in our business, revenues and net income.
Our business depends on earning and maintaining the trust and confidence of clients, other market participants and regulators, and our good reputation is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries, investigations or findings of wrongdoing, intentional or unintentional misrepresentation of our products and services in advertising materials, public relations information, social media or other external communications, operational failures (including portfolio management errors or cyber breaches), employee dishonesty or other misconduct and rumors, among other things, can substantially damage our reputation, even if they are baseless or eventually satisfactorily addressed.

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

We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the effectiveness of our information and cyber security infrastructure, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them. We use our technology to, among other things, manage and trade portfolio investments, support our other operations, obtain securities pricing information, process client transactions, protect the privacy of clients', employees' and business partners' data and provide reports and provide other services to our clients.

In recent years, several financial services firms suffered cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of confidential data, litigation and regulatory enforcement actions and reputational harm. Cyber-security incidents and cyber-attacks have been occurring globally at a more frequent and severe level. Our status as a global financial institution and the nature of our client base may enhance the risk that we are targeted by such cyber-threats. Although we seek to take protective measures, including measures to effectively secure information through system security technology, and seek to continually monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption, our technology systems may still be vulnerable to unauthorized access, computer malware or other events that have a security impact, such as an external hacker attack by one or more cyber criminals or an authorized employee or vendor causing us to release confidential information inadvertently or through malfeasance, or lose temporarily or permanently data or applications or systems. The third parties with which we do business or which facilitate our business activities, including financial intermediaries and technology infrastructure and service providers, are also susceptible to the foregoing risks (including regarding the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities may therefore be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology or infrastructure institutions or intermediaries with whom we or they are interconnected or conduct business. Further, third-party service providers may have limited indemnification obligations to us regarding cyber-incidents.

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

If we were to experience a local or regional disaster or other business continuity problem, such as a pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we believe our operational size, multiple office locations, and our existing back-up systems should mitigate adverse impacts. Nevertheless, we could still experience near-term operational problems with regard to particular areas of our operations. Further, as we maintain certain business processes to lower-cost geographic locations such as India, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases. Although we seek to assess regularly and improve our existing business continuity plans, a major disaster, or one that affected certain important operating areas, or our inability to recover successfully should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

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

We have goodwill and indefinite-lived intangible assets on our balance sheet that are subject to annual impairment reviews. We also have definite-lived intangible assets on our balance sheet that are subject to impairment testing if indicators of impairment are identified. Goodwill and intangible assets totaled $8,916.3 million and $7,305.6 million, respectively, at December 31, 2020. We may not realize the value of such assets. We perform impairment reviews of the book values of these assets on an annual basis or more frequently if impairment indicators are present. A variety of factors could cause such book values to become impaired. Should valuations be deemed to be impaired, a write-down of the related assets would occur, adversely affecting our results of operations for the period. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Goodwill” and “- Intangibles,” for additional details of our impairment analysis process.

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

Substantially all our operations are conducted through our subsidiaries. As a result, our cash flow and our ability to fund operations are dependent upon the earnings of our subsidiaries and the distribution of earnings, intercompany loans or other payments by our subsidiaries to us. Any payments to us by our subsidiaries could be subject to statutory or contractual restrictions and are contingent upon our subsidiaries’ earnings and business or regulatory considerations. For example, certain of our subsidiaries are required under applicable laws and regulations to maintain appropriate levels of capital.

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

All of our regulated EU and UK subsidiaries are subject to consolidated capital requirements under applicable EU and UK requirements, including those arising from the EU's Capital Requirements Directive and the UK's Internal Capital Adequacy Assessment Process (ICAAP), and we maintain capital within this European sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. As of December 31, 2020, the company's minimum regulatory capital requirement was $763.6 million.

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

Risks Related to Strategic Transactions

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

We have incurred and expect to continue to incur significant, non-recurring costs in connection with the acquisition and integration of OppenheimerFunds. There can be no assurances that the expected benefits and efficiencies related to the integration of the business will be realized to offset these transaction and integration costs over time. As part of the integration activities for the OppenheimerFunds business, the company has identified a matter that involves a possible loss contingency related to the operations of the acquired business. See Part II, Item 8, Financial Statements and Supplementary Data - Note 20, "Commitments and Contingencies" for additional information.

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

Risks Related to our Significant Shareholder

In connection with the acquisition of OppenheimerFunds, we issued approximately 81.9 million common shares, which could adversely impact our trading price upon resale of those common shares.

We issued approximately 81.9 million common shares in connection with the acquisition, most of which are held by Massachusetts Mutual Life Insurance Company (MassMutual). The common shares held by MassMutual are subject to an agreement not to sell those common shares prior to May 24, 2021, subject to early termination in certain circumstances, as well as to certain limitations on resales. MassMutual may in the future sell these common shares in the open market or through secondary offerings. If MassMutual were to sell its equity stake in Invesco, or express an intention to sell the stake, that action could have a significant impact on our common share trading price.

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

Risks Related to Regulatory and Legal Matters

We operate in an industry that is highly regulated in most countries, and any enforcement action or significant changes in the laws or regulations governing our business or any firm specific regulatory or enforcement actions could decrease our revenues and profitability.

As with all investment management companies, our activities are highly regulated in almost all countries in which we conduct business. The regulatory environment in which we operate frequently changes and we have seen a significant increase in regulatory changes, actions and scrutiny in recent years, in part due to a concern that the asset management industry or certain of its entities or activities pose systemic risks to the financial system. Without limiting the generality of the foregoing, regulators in the United States and the United Kingdom have taken and can be expected to continue to take a more aggressive posture on bringing enforcement proceedings. Laws and regulations applied at the national, state or provincial and local level generally grant governmental agencies and industry self-regulatory authorities broad administrative discretion over our activities, including the power to require registration or licenses, limit or restrict our business activities, conduct examinations, risk assessments, investigations and capital adequacy reviews and impose remedial programs to address perceived deficiencies. As a result of regulatory oversight, we could face requirements or actions which negatively impact the way in which we conduct business, delay or deny approval for new products or service offerings, cause or contribute to reduced sales or increased redemptions of our products or services, impair the investment performance of other products or services, impact product mix, increase compliance costs and/or impose additional capital requirements. Our regulators likewise have the authority to commence enforcement actions which could lead to sanctions up to and including the revocation of licenses to operate certain businesses, the suspension or expulsion from a particular jurisdiction or market of any of our business organizations or their key personnel or the imposition of fines and censures on us or our employees. Further, regulators across borders could coordinate actions against us as issues arise resulting in impacts on our business in multiple jurisdictions. Judgments or findings of wrongdoing by regulatory or governmental authorities, or in private litigation against us, could affect our reputation, increase our costs of doing business and/or negatively impact our revenues. Any of the effects discussed above could have a material negative impact on our AUM, results of operations, financial condition or liquidity.

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

The UK and the EU, in particular, have promulgated or are considering various new or revised regulatory measures pertaining to financial services, including investment managers. Such measures are progressing at various stages. Such measures in the EU generally have been, are being or will or would be implemented by national legislation in member states. Ongoing changes in the UK’s and EU’s regulatory framework applicable to our business as related to Brexit and any other changes may add further complexity to our global risks and operations.

Regulatory developments and changes specific to our business will or may include, without limitation:

•Regulations pertaining to the privacy, use and retention of data with respect to clients, employees and business partners. The General Data Protection Regulation (GDPR) in Europe has strengthened privacy rules for individuals in Europe, granting individuals more rights and control over the use of their personal information by organizations doing business with them, and greatly increased penalties for non-compliance. The GDPR has also influenced the subsequent direction and strengthening of privacy regulations globally, at a state level in the U.S., such as CCPA, CPRA, and WPA, and in various other jurisdictions we operate in globally, such as Canada, India, China, and Hong Kong. The 2020 ruling by the European Court of Justice on EU to US personal data transfers (“Schrems II”) and subsequent response by the European Commission has created uncertainty on future legal frameworks to facilitate international transfers of European personal data.
•An increased focus on liquidity in funds (including fixed income funds), an example of which is the SEC’s rules with respect to liquidity and liquidity risk management applicable to certain types of registered U.S. funds, or the recent studies of Global and EU regulators on the resilience of investment funds during the COVID 19 related market turmoil.
•Forthcoming EU and UK regulations pertaining to integrating environmental, social and governance (ESG) topics may materially impact the asset management industry in EU member states that adopt such legislation and in the UK. For example, the EU’s recent action plan on financing sustainable growth includes initiatives to integrate ESG into the financial system, including such areas as MiFID II, UCITS and AIFMD regulations, through the integration of ESG risks, and new ESG disclosure obligations. We expect the SEC and other regulators in the U.S. to pursue similar initiatives. The SEC also may promulgate additional disclosure obligations that would apply to the company with respect to matters such as environmental impact of our business operations, our employee and board diversity and other ESG-related matters.
•Requirements pertaining to the trading of securities and other financial instruments, such as swaps and other derivatives, including certain provisions of the Dodd-Frank Act and European Market Infrastructure Regulation; these include significant reporting requirements, designated trading venues, mandated central clearing arrangements, restrictions on proprietary trading by certain financial institutions, other conduct requirements and potentially new taxes or similar fees.
•Changes to the investment, trading and distribution models across EMEA as a result of ongoing changes to the relationship between the United Kingdom (UK) and the EU after the departure of the UK from the EU. Despite the trade deal announced in December 2020, the impact on the financial services industry remains unclear.
•Limitations on holdings of certain physical commodity futures contracts and other physical commodity related derivatives positions under regulations of the CFTC which could result in capacity constraints for our products that employ physical commodities as part of their investment strategy.
•Potential limitations on the ability of our U.S. registered funds to enter into derivatives transactions under regulations of the SEC.
•Regulations impacting the standard of care a financial adviser owes to its clients including the SEC’s best interests standard and similar standards promulgated by the U.S. Department of Labor.
•Increased requirements to provide regulators and investors more granular detail regarding our products and services, including the SEC’s reporting modernization rule applicable to certain types of registered U.S. funds and MiFID II trade and transaction reporting in the UK and the EU.
•Enhanced licensing and qualification requirements for key personnel, including the United Kingdom Senior Managers and Certification Regime.
•Strengthening standards regarding various ethical matters, including compliance with the Foreign Corrupt Practices Act, the UK Bribery Act and anti-money-laundering laws and regulations.
•Regulations promulgated to address risks of fraud, malfeasance or other adverse consequences stemming from cyber attacks, and ensure the digital operational resilience of firms.
•Regulations promulgated to address perceptions that the asset management industry, or certain of its entities or activities, pose systematic risks to the financial system.
•The application of anti-trust and similar competition laws to the asset management industry, including aggregation of filing obligations across managed portfolios under the U.S. Hart-Scott-Rodino Act and the implications of common ownership of issuers within the industry.
•Guidelines regarding the structure and components of fund manager compensation and other additional rules and regulations and disclosure requirements. Certain provisions impose additional disclosure burdens on public companies. Certain proposals could impose requirements for more widespread disclosures of compensation to highly-paid individuals. Depending upon the scope of any such requirements, Invesco could be disadvantaged in retaining key employees vis-à-vis private companies, including hedge fund sponsors.
•Other changes impacting the identity or the organizational structure of regulators with supervisory authority over Invesco.

We cannot at this time predict the full impact of potential legal and regulatory changes, changes in the interpretation of existing laws and regulations or possible enforcement proceedings on our business. Such changes have imposed, and may continue to impose, new compliance costs and/or capital requirements or impact Invesco in other ways that could have a material adverse impact on our results of operations, financial condition or liquidity. Moreover, certain legal or regulatory changes could require us to modify our strategies, businesses or operations, and we may incur other new constraints or costs, including the investment of significant management time and resources in order to satisfy new regulatory requirements or to compete in a changed business environment. In recent years, certain regulatory developments have also added downward pressures regarding fee levels.

Civil litigation and governmental investigations and enforcement actions could adversely affect our AUM and future financial results and increase our costs of doing business.

Invesco and certain related entities have in recent years been subject to various legal proceedings, including civil litigation and governmental investigations and enforcement actions. These actions can arise from normal business operations and/or matters that have been the subject of previous regulatory reviews. As a global company with investment products registered in numerous countries and subject to the jurisdiction of one or more regulators in each country, at any given time, our business operations may be subject to review, investigation or disciplinary action. For example, in the United States, United Kingdom and other jurisdictions in which the company operates, governmental authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to the company's compliance with applicable laws and regulations. Lawsuits or regulatory enforcement actions arising out of these inquiries may in the future be filed against the company and related entities and individuals in the United States, United Kingdom and other jurisdictions in which the company and its affiliates operate. See Item 8, Financial Statements and Supplementary Data, Note 20 -- "Commitments and Contingencies,” for additional information. Judgments in civil litigation or findings of wrongdoing by regulatory or governmental authorities against us could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our results of operations, financial condition or liquidity.

Legislative and other measures that may be taken by U.S. and/or other governmental authorities could materially increase our tax burden or otherwise adversely affect our financial condition, results of operations or cash flows.

The international tax environment continues to change as a result of both coordinated actions by governments and unilateral measures designed by individual countries, both intended to tackle concerns over base erosion and profit shifting (BEPS) and perceived international tax avoidance techniques. The Organization for Economic Cooperation and Development (OECD) and the European Union (EU) are involved in much of the coordinated activity, including:

•In 2018, the EU introduced mandatory disclosure rules (DAC6) requiring disclosure to tax authorities of cross-border arrangements entered into by taxpayers that fall within certain, broadly defined hallmarks beginning in July 1, 2020.
•The OECD has undertaken BEPS 2.0 focused on “Addressing the Tax Challenges of the Digitalization of the Economy.” This project may impact all multinational businesses by allocating a greater share of taxing rights to countries where consumers are located regardless of the current physical presence of a business, and by implementing a global minimum tax.
•The OECD has also launched an Analytical Database on Individual Multinationals and Affiliates (“ADIMA”), a database containing public information on the physical and digital locations of corporations (including revenue, profit, income tax and number of employees).
•Bermuda has adopted economic substance regulations to comply with the EU Code of Conduct for business taxation and tax policies which requires Invesco Ltd. to file annual declarations.

We continually assess the impact of various U.S. federal, state and foreign legislative proposals, and modifications to existing tax treaties between the United States and foreign countries, which could result in a material increase in our U.S. federal, state or foreign taxes. We cannot predict the outcome of any specific legislative proposals. However, if unfavorable legislation were to be enacted, or if modifications were to be made to certain existing tax treaties, the consequences could have a materially adverse impact on the company, including increasing our tax burden, increasing costs of our tax compliance or otherwise adversely affecting our future results of operations, financial condition or liquidity.

Examinations and audits by tax authorities could result in additional tax payments for prior periods.

The company and its subsidiaries are subject to both income and non-income based taxes in the United States and various foreign jurisdictions, which are subject to current and potentially future tax audits. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. Tax authorities may disagree with certain positions we have taken and assess additional taxes (and, in certain cases, interest, fines or penalties). We recognize potential liabilities and record tax liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional income taxes will be due. We adjust these liabilities in light of changing facts and circumstances. Due to the complexity of some of these uncertainties, however, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

The European Commission continues to investigate certain tax rulings and beneficial regimes provided by Member States to particular taxpayers that it believes may have violated the EU restriction on State Aid. There is considerable uncertainty with the approach being taken, including retroactive application (10-year period), conflicts with OECD Transfer Pricing Guidelines and implications to bilateral tax treaties. While the company does not believe it has received State Aid, and is currently not a party to any investigation, due to the uncertainty of the process and retroactive nature of the assessments any potential future findings could have a materially adverse impact on the company.

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

Specifically, our Bye-Laws contain the following provisions that may impede or delay an unsolicited takeover of the company:
•we are prohibited from engaging, under certain circumstances, in a business combination (as defined in our Bye-Laws) with any interested shareholder (as defined in our Bye-Laws) for three years following the date that the shareholder became an interested shareholder;
•our Board of Directors, without further shareholder action, is permitted by our Bye-Laws to issue preference shares, in one or more series, and determine by resolution any designations, preferences, qualifications, privileges, limitations, restrictions, or special or relative rights of an additional series. The rights of preferred shareholders may supersede the rights of common shareholders;
•shareholders may only remove directors for “cause” (defined in our Bye-laws to mean willful misconduct or gross negligence which is materially injurious to the company, fraud or embezzlement, or a conviction of, or a plea of “guilty” or “no contest” to, a felony);
•our Board of Directors is authorized to expand its size and fill vacancies; and
•shareholders cannot act by written consent unless the consent is unanimous.

General Risk Factors

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

As of December 31, 2020, we had outstanding total long-term debt of $2,082.6 million, excluding debt of CIP, and total equity attributable to Invesco Ltd. of $14,361.8 million. The amount of indebtedness we carry could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, increase our vulnerability to adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business or industry and place us at a disadvantage in relation to our competitors. Any or all of the above factors could materially adversely affect our financial position or results of operations.

Failure to establish adequate controls and risk management policies, the circumvention of controls and policies or fraud could have an adverse effect on our reputation and financial position.

Although we seek to foster a positive workplace culture, have adopted a comprehensive risk management process and continue to enhance various controls, procedures, policies and systems to monitor and manage risks, we cannot ensure that our workplace culture or such controls, procedures, policies and systems will successfully identify and manage internal and external risks to our business. We are subject to the risk that our employees, contractors or other third parties may deliberately or recklessly seek to circumvent established controls to commit fraud (including through cyber breaches) or act in ways that are inconsistent with our controls, policies and procedures. Persistent or repeated attempts involving conflicts of interests, circumvention of policies and controls or fraud could have a materially adverse impact on our reputation, could lead to costly regulatory inquiries, fines and/or sanctions and may cause our AUM, revenue and earnings to decline.

Terrorist activity and the continued threat of terrorism, increased geopolitical unrest, disease, natural or man-made disasters could adversely affect the global economy or specific international, regional and domestic markets, which may cause our AUM, revenue and earnings to decline.

Terrorist activity and the continued threat of terrorism, acts of civil or international unrest or hostility, disease, natural and man-made disasters, within the United States and abroad, as well as ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the global markets and reduced economic activity. Any of these events that adversely affect the global economy, capital markets or specific international, regional or domestic markets may cause our AUM, revenue and earnings to decline and may have a materially negative impact on our financial results

Insurance may not be available at a reasonable cost to protect us from loss or liability.

We face the inherent risk of loss or liability related to claims from clients, third-party vendors or others, actions taken by regulatory agencies and costs and losses associated with operations failures (which could include cyber incidents). To help protect against these risks, we purchase insurance in amounts, and against potential losses and liabilities, that we consider appropriate, where such insurance is available at prices we deem reasonable. There can be no assurance, however, that a claim or claims will be covered by insurance or, if covered, will not exceed coverage limits, or that an insurer will meet its obligations regarding coverage, or that coverage will continue to be available on a cost effective basis. Insurance costs are impacted by market conditions and the risk profile of the insured, and may increase significantly over relatively short periods. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose us to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

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

Item 3.  Legal Proceedings

See Item 8, Financial Statements and Supplementary Data, Note 20, "Commitments and Contingencies - Legal Proceedings," for information regarding legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Invesco Ltd. is organized under the laws of Bermuda, and our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” At January 31, 2021, there were approximately 5,250 holders of record of our common shares.

The following graph illustrates the cumulative total shareholder return of our common shares over the five-year period beginning from the market close on the last trading day of 2015 through and including the last trading day in the fiscal year ended December 31, 2020 and compares it to the cumulative total return of the Standard and Poor's (S&P) 500 Index and to a group of peer investment management companies. This table is not intended to forecast future performance of our common shares.

Cumulative Shareholder Returns

Note:    Asset Manager Index includes Affiliated Managers Group, AllianceBernstein, Ameriprise Financial, Bank of New York Mellon, BlackRock, Charles Schwab, Eaton Vance, Federated Hermes, Franklin Resources, Invesco Ltd., Lazard, Northern Trust, Principal Financial, State Street, and T. Rowe Price.

Securities Authorized for Issuance under Equity Compensation Plans

The equity compensation plan information required in Item 201(d) of Regulation S-K is set forth in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020 and is incorporated by reference in this Report.

Repurchases of Equity Securities

The following table shows common share repurchase activity during the three months ended December 31, 2020:

Month	Total Number of Common Shares Purchased (1)	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (2) (millions)
October 1 - 31, 2020	53,598	$11.82	—	$732.2
November 1 - 30, 2020	112,667	$14.54	—	$732.2
December 1 - 31, 2020	231,359	$16.62	—	$732.2
	397,624		—
____________

(1)    An aggregate of 397,624 common shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards during the three months ended December 31, 2020.
(2)    At December 31, 2020, a balance of $732.2 million remains available under the common share repurchase authorization approved by the Board on July 22, 2016.

Item 6.  Selected Financial Data

The following tables present selected consolidated financial information for the company as of and for each of the five fiscal years in the period ended December 31, 2020. Except as otherwise noted below, the consolidated financial information has been prepared in accordance with U.S. generally accepted accounting principles.

	As of and For The Years Ended December 31,
$ in millions, except per common share and other data	2020	2019	2018	2017	2016
Operating Data:
Operating revenues	6,145.6	6,117.4	5,314.1	5,160.3	4,734.4
Net revenues (1)	4,501.0	4,415.1	3,818.1	3,754.9	3,393.2
Operating income	920.4	808.2	1,204.9	1,279.1	1,152.4
Adjusted operating income (2)	1,664.5	1,655.8	1,391.7	1,482.2	1,297.4
Operating margin	15.0%	13.2%	22.7%	24.8%	24.3%
Adjusted operating margin (2)	37.0%	37.5%	36.5%	39.5%	38.2%
Net income attributable to Invesco Ltd.	524.8	564.7	882.8	1,127.3	854.2
Adjusted net income attributable to Invesco Ltd. (3)	892.9	1,124.0	1,002.7	1,105.9	924.1
Per Common Share Data:
Earnings per common share:
-basic	1.14	1.29	2.14	2.75	2.06
-diluted	1.13	1.28	2.14	2.75	2.06
Adjusted diluted EPS (3)	1.93	2.55	2.43	2.70	2.23
Dividends declared per common share	0.78	1.23	1.19	1.15	1.11
Balance Sheet Data:
Total assets	36,504.1	39,420.3	30,978.4	31,668.8	25,734.3
Long-term debt	2,082.6	2,080.3	2,408.8	2,075.8	2,102.4
Debt of consolidated investment products (CIP)	6,714.1	6,234.6	5,226.0	4,799.8	4,403.1
Total equity attributable to Invesco Ltd.	14,361.8	13,862.5	8,578.8	8,696.1	7,503.8
Total permanent equity	14,808.9	14,318.3	8,936.2	8,955.6	7,611.8
Other Data:
Ending AUM (in billions)	1,349.9	1,226.2	888.2	937.6	812.9
Average AUM (in billions)	1,194.9	1,094.4	958.7	875.0	788.8
Headcount	8,512	8,821	7,459	7,030	6,790
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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management has elected to apply the FAST Act Modernization and Simplification of Regulation S-K, which provides the option to limit the discussion to the two most recent calendar years. The discussion and analysis disclosed herein apply to material changes in the consolidated financial statements for 2020 and 2019. For the comparison of 2019 and 2018, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the company’s 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2020. The following discussion and analysis of the results of operations and financial condition of Invesco Ltd. and its subsidiaries (collectively, the “company” or “Invesco”) should be read in conjunction with the “Forward-looking Statements” disclosure set forth in Part I and the “Risk Factors” set forth in Item 1A of Part I of this Annual Report on Form 10‑K, each of which describe our risks, uncertainties and other important factors in more detail.

Executive Overview

The following executive overview summarizes the significant trends affecting our results of operations and financial condition for the periods presented. This overview and the remainder of this management's discussion and analysis supplements and should be read in conjunction with the Consolidated Financial Statements of Invesco and the notes thereto contained elsewhere in this Annual Report on Form 10-K.

Throughout 2020, global markets experienced record levels of volatility, transitioning quickly from highs in the beginning of the year to extreme lows as global markets first reacted to the COVID-19 pandemic. The pandemic had a severe impact on the economy, increasing unemployment and decreasing consumer spending throughout the global markets. However, beginning in April 2020, equity markets in many major indices experienced near continual gains throughout the remainder of 2020, more than reversing losses earlier in the year. The increasing equity markets were driven by the softening of social containment measures and reopening of businesses following shut-downs earlier in the year, accommodative fiscal and monetary policies enacted by many central governments and the authorization of multiple COVID-19 vaccines. Despite the increase in equity markets, the economy contracted in many developed and developing countries in 2020.

The table below summarizes the year ended December 31 returns based on price appreciation/(depreciation) of several major market indices for 2020 and 2019:

		Year ended December 31,
Equity Index	Index expressed in currency	2020	2019
S&P 500	U.S. Dollar	16.3%	28.9%
FTSE 100	British Pound	(14.3)%	12.1%
FTSE 100	U.S. Dollar	(11.8)%	16.7%
Nikkei 225	Japanese Yen	16.0%	18.2%
Nikkei 225	U.S. Dollar	22.4%	19.9%
MSCI Emerging Markets	U.S. Dollar	15.8%	15.4%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	7.5%	8.7%

The company's financial results are impacted by the fluctuations in exchange rates against the U.S. Dollar. Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. As fee rates differ across geographic locations, changes to exchange rates have an impact on the net revenue yields.

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

Update on significant events and transactions

Over the past decade, we've been highly focused on investing ahead of shifts in client demand, putting us in a strong position to take advantage of key industry tailwinds in the future. During 2020, we continued to invest in capabilities where we see client demand or future opportunities by hiring strong talent, further upgrading our technology platform and launching new products. We believe the ability to leverage the capabilities developed by our investment teams to meet client demand across the globe is a significant differentiator for our firm.

As previously disclosed, we are undertaking a strategic evaluation of our business focusing on four key areas of our expense base: our organizational model, our real estate footprint, management of third party spend, and technology and operations efficiency. We plan to invest in key areas of growth aligned with our strategic plan, including ETFs, Fixed Income, China, Solutions, Alternatives and Global Equities, while creating permanent annual net operating expense improvements of $200 million. A significant element of the savings will be generated from realigning our workforce to support key areas of growth as well as repositioning some of our workforce to lower cost locations. We expect $150 million of the savings to be achieved by the end of 2021 with the remainder by the end of 2022. Remaining restructuring costs related to the strategic evaluation are estimated to be in a range of $150 to $175 million over the next two years, with $119.0 million incurred in 2020.

In 2019, Invesco completed the acquisition of OppenheimerFunds (OFI), and the integration of our two firms. Building on the combination with OFI, in 2020 we further deepened our relationships with clients in the US, expanded the capabilities we offered globally and further scaled our business for the benefit of clients and shareholders. The firm is also highly focused on delivering the additional capabilities achieved through the combination to institutional and non-US markets.

Managing our business and meeting client needs through COVID-19

Invesco is committed to helping our employees, our clients and our communities navigate the challenges presented by the impacts of COVID-19. The primary focus of our efforts is to ensure the health and safety of our employees while preserving our ability to serve clients and manage assets in a highly dynamic market environment. As always, we are committed to helping our clients achieve their investment objectives through disciplined long-term investing. To this end, we continue to proactively engage with our clients virtually to help them better navigate market volatility by providing thought leadership and other value-added services. We believe our client centric approach will enable our clients to emerge from this crisis stronger.

To ensure we continue to meet client needs in a primarily remote-working environment, small select teams are working at alternate sites or operating in split shifts to mitigate the risks associated with the virus. Some of our offices in locations across the globe have begun staged re-openings. We will continue to be responsive to the evolving threat of the virus and may re-close if necessary. Decisions regarding openings and closings of our offices are supported by information from local government and health officials, as well as our own internal research regarding the needs of our employees and clients.

Our portfolio managers, research analysts and traders are successfully working remotely or in secure locations with access to all systems necessary to do their jobs and an ability to connect with their teams in managing client assets. Additionally, our operational, control and support teams are primarily working in a remote environment. In light of the remote working environment, we continue to assess and enhance our business continuity plans as well as our internal controls with appropriate adjustments made to address the environment. This thoughtful, coordinated approach helps ensure our ability to continue to meet client needs and to run our business.

Other External Factors Impacting Invesco

Invesco has a larger global presence in key markets than most of our peers. As one of the leading investment managers in the UK and Europe, we were more impacted by continuing uncertainties surrounding Brexit. Additionally, our strong position in Asia-Pacific meant that Invesco was more affected than others by market uncertainties over the trade issues between China and the U.S.

On December 24, 2020, the UK and the EU (European Union) announced a trade deal after months of negotiations. The deal came into force effective December 31, 2020. While the deal announced largely covers goods, details related to the financial services industry are not specifically outlined within the agreement. The UK and the EU aim to agree by March 2021 to a memorandum of understanding establishing a framework for regulatory cooperation on financial services. The Brexit outcome at the end of 2020 was largely anticipated by the market.

Invesco is a global business and has been committed for many years to meeting clients’ needs across Europe in both EU and non-EU countries. Invesco has local teams of experts focused on servicing local clients and fund ranges in different countries to meet a variety of local, country and regional client needs. We currently have a presence in 12 countries across Europe. Our staff will be able to continue to reside and work across the relevant regions. The change in the UK's status from an EU to a non-EU country will not change Invesco’s focus or commitment to serve its clients across Europe. We are fully prepared to continue to operate and deliver for our clients with minimal disruption.

Investment exposure to the London Interbank Offered Rate (LIBOR) based interest rates could impact our client portfolios. The UK Financial Conduct Authority (FCA), which regulates LIBOR, has made it clear that the publication of LIBOR is not guaranteed beyond 2021. The ICE Benchmark Administration (IBA), which administers LIBOR, recently consulted on the extension of five of the seven total settings (overnight and one, three, six and twelve month) USD-LIBOR, with a possible cessation extension date to June 30, 2023. As a result, firms must transition away from LIBOR to alternative risk-free rates. Working groups and regulators across various jurisdictions have put forth LIBOR transition plan guidance, including recommendations related to the potential cessation extension date of five of seven settings of US Dollar (USD) LIBOR. Invesco continues to actively monitor and adjust the LIBOR transition strategy and timeline as necessary, such as choosing to adhere to the recent International Swaps & Derivatives Association (ISDA) protocol that provides a clear fallback rate for legacy LIBOR-

linked derivative contracts upon LIBOR cessation. The discontinuance of LIBOR may adversely affect the amount of interest or other amounts payable or receivable on certain portfolio investments. These changes may also impact the market liquidity and market value of these portfolio investments. Invesco finalized its global assessment of exposure in relation to funds holding LIBOR based instruments and funds utilizing LIBOR as a benchmark and/or performance target. Invesco is prioritizing the mitigation of risks associated with financial instruments held and benchmarks/performance targets used that reference existing LIBOR rates, as well as any impact on Invesco portfolios and investment strategies. Invesco continues to monitor overall industry transition progress and completes ongoing analysis of the suitability of alternative risk-free rates.

Presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Consolidated Investment Products

The company provides investment management services to, and has transactions with, various retail mutual funds and similar entities, private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. The company is required to consolidate certain of these managed funds from time-to-time, as discussed more fully in Item 8, Financial Statements and Supplementary Data, Note 1, "Accounting Policies -- Basis of Accounting and Consolidation." Investment products that are consolidated are referred to in this Form 10-K (Report) as consolidated investments products (CIP). The company's economic risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees.

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

The impact of CIP is so significant to the presentation of the company’s Consolidated Financial Statements that the company has elected to deconsolidate these products in its non-GAAP disclosures. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow after the Assets Under Management discussion:

•Results of Operations (year ended December 31, 2020 compared to December 31, 2019);
•Schedule of Non-GAAP Information;
•Balance Sheet Discussion; and
•Liquidity and Capital Resources.

To assess the impact of CIP on the company's Results of Operations and Balance Sheet Discussion, refer to Part II, Item 8, Financial Statements, Note 21, "Consolidated Investment Products." The impact on the company's results of operations is illustrated by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on operating revenues for the year ended December 31, 2020 was a reduction of $39.8 million. This indicates that their consolidation reduced consolidated revenues by this amount, reflecting the elimination upon their consolidation of the operating revenues earned by Invesco for managing these investment products.

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

Summary Operating Information

Summary operating information for 2020, 2019 and 2018 is presented in the table below.

$ in millions, other than per common share amounts, operating margins and AUM	Year ended December 31,
U.S. GAAP Financial Measures Summary	2020	2019	2018
Operating revenues	6,145.6	6,117.4	5,314.1
Operating income	920.4	808.2	1,204.9
Operating margin	15.0%	13.2%	22.7%
Net income attributable to Invesco Ltd.	524.8	564.7	882.8
Diluted EPS	1.13	1.28	2.14

Non-GAAP Financial Measures Summary
Net revenues (1)	4,501.0	4,415.1	3,818.1
Adjusted operating income (2)	1,664.5	1,655.8	1,391.7
Adjusted operating margin (2)	37.0%	37.5%	36.5%
Adjusted net income attributable to Invesco Ltd. (3)	892.9	1,124.0	1,002.7
Adjusted diluted EPS (3)	1.93	2.55	2.43

Assets Under Management
Ending AUM (billions)	1,349.9	1,226.2	888.2
Average AUM (billions)	1,194.9	1,094.4	958.7
_________

(1)Net revenues is a non-GAAP financial measure. Net revenues are operating revenues plus the net revenues of our Great Wall joint venture; less pass-through revenue adjustments to investment management fees, service and distribution fees and other; plus management and performance fees earned from CIP. See "Schedule of Non-GAAP Information" for the reconciliation of operating revenues to net revenues.
(2)Adjusted operating income and adjusted operating margin are non-GAAP financial measures. Adjusted operating margin is adjusted operating income divided by net revenues. Adjusted operating income includes operating income plus the net operating income of our joint venture investments, the operating income impact of the consolidation of investment products, transaction, integration and restructuring adjustments, compensation expense related to market valuation changes in deferred compensation plans and other reconciling items. See "Schedule of Non-GAAP Information," for the reconciliation of operating income to adjusted operating income.
(3)Adjusted net income attributable to Invesco Ltd. and adjusted diluted EPS are non-GAAP financial measures. Adjusted net income attributable to Invesco Ltd. is net income attributable to Invesco Ltd. adjusted to exclude the net income of CIP, transaction, integration and restructuring adjustments, the net income impact of deferred compensation plans and other reconciling items. Adjustments made to net income attributable to Invesco Ltd. are tax-affected in arriving at adjusted net income attributable to Invesco Ltd. By calculation, adjusted diluted EPS is adjusted net income attributable to Invesco Ltd. divided by the weighted average number of common shares outstanding (for diluted EPS). See "Schedule of Non-GAAP Information," for the reconciliation of net income attributable to Invesco Ltd. to adjusted net income attributable to Invesco Ltd.

Investment Capabilities Performance Overview

Invesco's first strategic objective is to achieve strong investment performance over the long-term for our clients. As of December 31, 2020, 55%, 58%, 61%, and 70% of measured ranked actively managed assets performed in the top half of peer groups on a one-, three-, five- and ten-year basis, respectively. The table below presents the one-, three-, five- and ten-year performance of our measured ranked actively managed investment products measured by the percentage of AUM ahead of benchmark and AUM in the top half of peer group. (1)

	Benchmark Comparison				Peer Group Comparison
	% of AUM Ahead of Benchmark				% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	10yr	1yr	3yr	5yr	10yr
Equities (2)
U.S. Core (5%)	16%	12%	8%	12%	28%	28%	24%	17%
U.S. Growth (7%)	87%	87%	53%	53%	87%	87%	87%	53%
U.S. Value (7%)	27%	11%	3%	3%	4%	0%	0%	0%
Sector (2%)	99%	97%	76%	96%	62%	59%	79%	60%
UK (1%)	13%	25%	18%	40%	16%	6%	9%	26%
Canadian (<1%)	0%	0%	0%	12%	11%	0%	0%	11%
Asian (3%)	79%	79%	92%	88%	53%	46%	78%	79%
Continental European (2%)	14%	5%	9%	90%	13%	5%	9%	68%
Global (7%)	71%	71%	72%	87%	78%	29%	32%	47%
Global Ex U.S. and Emerging Markets (13%)	89%	89%	89%	98%	29%	87%	71%	88%
Fixed Income (2)
Money Market (15%)	81%	99%	100%	100%	78%	78%	78%	99%
U.S. Fixed Income (11%)	67%	82%	84%	95%	65%	63%	88%	92%
Global Fixed Income (6%)	84%	84%	87%	96%	53%	54%	60%	70%
Stable Value (5%)	100%	100%	100%	100%	97%	100%	100%	100%
Other (2)
Alternatives (8%)	26%	34%	73%	37%	35%	33%	40%	56%
Balanced (8%)	79%	75%	53%	60%	55%	52%	54%	91%
____________
Note:
(1) Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary funds, unit investment trusts, fund of funds with component funds managed by Invesco, stable value building block funds and CDOs. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision. AUM measured in the one, three, five and ten-year quartile rankings represents 53%, 52%, 51% and 47% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three, five and ten year basis represents 63%, 62%, 60% and 55% of total Invesco AUM as of 12/31/20. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (Lipper, Morningstar, IA, Russell, Mercer, eVestment Alliance, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

(2) Numbers in parenthesis reflect percentage of 5-year total ranked AUM. As of December 31, 2020, total ranked AUM is $711.0 billion (53% of total Invesco AUM) for 1 year, $700.5 billion (52% of total Invesco AUM) for 3 years, $694.0 billion (51% of Invesco AUM) for 5 years, and $631.5 billion (47% of total Invesco AUM) for 10 years.

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

Changes in AUM were as follows:

	2020			2019			2018
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive	Total AUM	Active	Passive
January 1	1,226.2	929.2	297.0	888.2	667.2	221.0	937.6	738.8	198.8
Long-term inflows	310.9	204.3	106.6	227.5	146.8	80.7	209.8	139.4	70.4
Long-term outflows	(326.6)	(236.1)	(90.5)	(261.9)	(196.5)	(65.4)	(248.8)	(176.4)	(72.4)
Long-term net flows	(15.7)	(31.8)	16.1	(34.4)	(49.7)	15.3	(39.0)	(37.0)	(2.0)
Net flows in non-management fee earning AUM	(5.1)	—	(5.1)	9.2	(0.1)	9.3	2.5	—	2.5
Net flows in money market funds	14.3	14.3	—	(2.0)	(2.0)	—	7.6	7.6	—
Total net flows	(6.5)	(17.5)	11.0	(27.2)	(51.8)	24.6	(28.9)	(29.4)	0.5
Reinvested distributions	16.9	16.9	—	17.9	17.9	—	11.4	11.4	—
Market gains and losses	103.0	40.8	62.2	120.4	73.5	46.9	(67.0)	(52.1)	(14.9)
Acquisitions (1)	—	—	—	224.4	219.9	4.5	47.6	10.5	37.1
Foreign currency translation	10.3	9.9	0.4	2.5	2.5	—	(12.5)	(12.0)	(0.5)
December 31	1,349.9	979.3	370.6	1,226.2	929.2	297.0	888.2	667.2	221.0
Average AUM
Average long-term AUM	952.0	784.6	167.4	887.1	734.7	152.4	785.5	646.5	139.0
Average AUM	1,194.9	893.0	301.9	1,094.4	830.1	264.3	958.7	726.6	232.1
Revenue yield
Gross revenue yield on AUM (2)	53.7	65.4	21.0	57.8	69.1	23.9	56.3	66.2	26.3
Gross revenue yield on AUM before performance fees (2)	53.1	64.6	21.0	56.8	67.8	23.9	55.7	65.4	26.3
Net revenue yield on AUM (3)	37.7	46.4	12.0	40.3	48.6	14.6	39.8	47.5	15.9
Net revenue yield on AUM before performance fees (3)	36.8	45.2	12.0	39.4	47.2	14.6	39.2	46.7	15.9

(1) The acquisition of OppenheimerFunds business on May 24, 2019 added $224.4 billion in AUM at that date. The acquisition of Guggenheim Investments' ETF business on April 6, 2018 added $38.1 billion in AUM at that date. As of July 1, 2018, we began including 100% of Invesco Great Wall, which added $9.5 billion in AUM during the third quarter of 2018.
(2) Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding Invesco Great Wall AUM. Prior to the third quarter 2018, management reflected its interests in Invesco Great Wall on a proportional consolidation basis, which was consistent with the presentation of our share of the AUM from these investments. Given the company's influence on Invesco Great Wall, a change in regulation allowing increased foreign ownership and reaching oral agreement in principle to obtain majority stake of the joint venture, the company began reporting 100% of the flows and AUM for Invesco Great Wall beginning in the third quarter of 2018. Average AUM in 2020 for our JVs in China was $50.0 billion (2019: $35.6 billion, 2018: $16.2 billion). It is appropriate to exclude the average AUM of our JVs for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of the JVs is recorded as equity in earnings of unconsolidated affiliates on our Consolidated Statements of Income. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP and our JVs in China; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company's true effective fee rate from AUM.
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

Market Returns

Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, during 2020, global equity markets saw significant volatility due to the COVID-19 pandemic beginning in March 2020 and continuing through 2020. The resulting decline in AUM adversely impacted our revenues during the first half of the year, but market recovery increased our average AUM and revenues during the second half of the year. However, market dynamics have also changed the AUM product mix, which has an effect on our revenue yield, as discussed further below.

Foreign Exchange Rates

During the year ended December 31, 2020, we experienced increases in AUM of $10.3 billion due to changes in foreign exchange rates (December 31, 2019: AUM increased by $2.5 billion).

Acquisitions

There were no acquisitions during the year ended December 31, 2020. For the year ended December 31, 2019, we completed the acquisition of OppenheimerFunds on May 24, 2019, which added $224.4 billion in AUM during the year.

Revenue Yield

As a significant proportion of our AUM is based outside of the U.S., changes in foreign exchange rates result in a change to the mix of U.S. Dollar denominated AUM with AUM denominated in other currencies. As fee rates differ across geographic locations, changes to exchange rates have an impact on the net revenue yields. Changes in our AUM mix also significantly impact our net revenue yield. Passive AUM generally earn a lower effective fee rate than active asset classes, and changes in the mix of products therefore have an impact on our net revenue yield. At the industry level, investors continue to shift towards passive products and away from active, and Invesco is able to participate in this trend due to the breadth, strength and diversified nature of our business.

In the year ended December 31, 2020, the net revenue yield was 37.7 basis points compared to 40.3 basis points in the year ended December 31, 2019, a decrease of 2.6 basis points.

In 2019, yields improved after the second quarter acquisition of OppenheimerFunds, which contributed AUM of $224.4 billion comprised of $219.9 billion of active and $4.5 billion of passive AUM, increasing the proportion of active AUM and positively impacting net revenue yield. However, AUM mix in 2020 was impacted by flows into lower fee products, from the market impact of the COVID-19 pandemic and from the growth in our QQQ fund, all of which increased the proportion of lower-fee AUM, which has lowered net revenue yield in 2020. As passive products generally have lower fees than active products, the AUM shift towards passive has contributed to the declining net revenue yield. Passive AUM includes our QQQ ETF, for which we do not receive a management fee but which delivers significant marketing and brand value and increases Invesco’s footprint, leadership and relevance in the ETF market. At December 31, 2020, passive AUM were $370.6 billion, representing 27.5% of total AUM at that date; whereas at December 31, 2019, passive AUM were $297.0 billion, representing 24.2% of our total AUM at that date.

Also contributing to the overall decline, the net revenue yield specific to passive AUM has declined, particularly from the impact of the growth of the QQQ fund. At December 31, 2020, the QQQ fund represented $152.5 billion, or 41.1% of passive AUM. At December 31, 2019, the QQQ fund represented $86.9 billion, or 29.3% of passive AUM. In the year ended December 31, 2020, the net revenue yield on passive AUM was 12.0 basis points compared to 14.6 basis points in the year ended December 31, 2019, a decrease of 2.6 basis points.

Market volatility in 2020 also contributed to investors moving into lower risk assets, such as money market and stable value funds, which are active funds with lower fees. We saw outflows from equity products and alternatives and inflows into fixed income and other relatively lower fee products. These changes have decreased the net revenue yield on active AUM. At December 31, 2020, active AUM were $979.3 billion, representing 72.5% of total AUM at that date; whereas at December 31, 2019, active AUM were $929.2 billion, representing 75.8% of our total AUM at that date. In the year ended December 31, 2020, the net revenue yield on active AUM was 46.4 basis points compared to 48.6 basis points in the year ended December 31, 2019, a decrease of 2.2 basis points.

The changes described above have adversely impacted our revenue and resulting revenue yields, and we expect they will continue to pressure revenues and yields in the near term.

Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:

Total AUM by Channel (1)

$ in billions	Total	Retail	Institutional
December 31, 2019	1,226.2	878.2	348.0
Long-term inflows	310.9	221.6	89.3
Long-term outflows	(326.6)	(267.6)	(59.0)
Long-term net flows	(15.7)	(46.0)	30.3
Net flows in non-management fee earning AUM	(5.1)	7.2	(12.3)
Net flows in money market funds	14.3	2.0	12.3
Total net flows	(6.5)	(36.8)	30.3
Reinvested distributions	16.9	16.3	0.6
Market gains and losses	103.0	85.4	17.6
Foreign currency translation	10.3	4.0	6.3
December 31, 2020	1,349.9	947.1	402.8

December 31, 2018	888.2	566.7	321.5
Long-term inflows	227.5	175.2	52.3
Long-term outflows	(261.9)	(210.4)	(51.5)
Long-term net flows	(34.4)	(35.2)	0.8
Net flows in non-management fee earning AUM	9.2	4.9	4.3
Net flows in money market funds	(2.0)	4.2	(6.2)
Total net flows	(27.2)	(26.1)	(1.1)
Reinvested distributions	17.9	17.6	0.3
Market gains and losses	120.4	102.4	18.0
Acquisitions (4)	224.4	215.8	8.6
Foreign currency translation	2.5	1.8	0.7
December 31, 2019	1,226.2	878.2	348.0

December 31, 2017	937.6	607.6	330.0
Long-term inflows	209.8	158.8	51.0
Long-term outflows	(248.8)	(194.1)	(54.7)
Long-term net flows	(39.0)	(35.3)	(3.7)
Net flows in non-management fee earning AUM	2.5	2.7	(0.2)
Net flows in money market funds	7.6	9.0	(1.4)
Total net flows	(28.9)	(23.6)	(5.3)
Reinvested distributions	11.4	11.4	—
Market gains and losses	(67.0)	(62.4)	(4.6)
Acquisitions (4)	47.6	42.6	5.0
Foreign currency translation	(12.5)	(8.9)	(3.6)
December 31, 2018	888.2	566.7	321.5
____________

See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (1)

$ in billions	Total	Retail	Institutional
December 31, 2019	297.0	275.8	21.2
Long-term inflows	106.6	93.6	13.0
Long-term outflows	(90.5)	(89.0)	(1.5)
Long-term net flows	16.1	4.6	11.5
Net flows in non-management fee earning AUM	(5.1)	7.3	(12.4)
Total net flows	11.0	11.9	(0.9)
Market gains and losses	62.2	57.9	4.3
Foreign currency translation	0.4	0.4	—
December 31, 2020	370.6	346.0	24.6

December 31, 2018	221.0	204.6	16.4
Long-term inflows	80.7	80.1	0.6
Long-term outflows	(65.4)	(65.4)	—
Long-term net flows	15.3	14.7	0.6
Net flows in non-management fee earning AUM	9.3	5.1	4.2
Total net flows	24.6	19.8	4.8
Market gains and losses	46.9	46.9	—
Acquisitions (4)	4.5	4.5	—
December 31, 2019	297.0	275.8	21.2

December 31, 2017	198.8	181.9	16.9
Long-term inflows	70.4	70.4	—
Long-term outflows	(72.4)	(72.4)	—
Long-term net flows	(2.0)	(2.0)	—
Net flows in non-management fee earning AUM	2.5	2.7	(0.2)
Total net flows	0.5	0.7	(0.2)
Market gains and losses	(14.9)	(14.5)	(0.4)
Acquisitions (4)	37.1	37.1	—
Foreign currency translation	(0.5)	(0.6)	0.1
December 31, 2018	221.0	204.6	16.4
____________

See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class (2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2019	1,226.2	598.8	283.5	67.3	91.4	185.2
Long-term inflows	310.9	134.6	102.9	30.5	—	42.9
Long-term outflows	(326.6)	(167.4)	(76.8)	(29.7)	—	(52.7)
Long-term net flows	(15.7)	(32.8)	26.1	0.8	—	(9.8)
Net flows in non-management fee earning AUM	(5.1)	17.2	(22.3)	—	—	—
Net flows in money market funds	14.3	—	—	—	14.3	—
Total net flows	(6.5)	(15.6)	3.8	0.8	14.3	(9.8)
Reinvested distributions	16.9	11.5	2.3	1.8	—	1.3
Market gains and losses	103.0	92.2	4.7	7.1	1.2	(2.2)
Foreign currency translation	10.3	2.7	2.1	1.9	1.6	2.0
December 31, 2020	1,349.9	689.6	296.4	78.9	108.5	176.5
Average AUM	1,194.9	573.1	275.3	65.1	108.4	173.0
% of total average AUM	100.0%	48.0%	23.0%	5.4%	9.1%	14.5%

December 31, 2018	888.2	369.1	208.6	55.4	89.9	165.2
Long-term inflows	227.5	100.9	68.0	18.8	0.2	39.6
Long-term outflows	(261.9)	(132.4)	(53.9)	(20.4)	(0.1)	(55.1)
Long-term net flows	(34.4)	(31.5)	14.1	(1.6)	0.1	(15.5)
Net flows in non-management fee earning AUM	9.2	2.9	6.3	—	—	—
Net flows in money market funds	(2.0)	—	—	—	(2.0)	—
Total net flows	(27.2)	(28.6)	20.4	(1.6)	(1.9)	(15.5)
Reinvested distributions	17.9	12.9	1.6	1.9	—	1.5
Market gains and losses	120.4	94.0	9.9	7.6	—	8.9
Acquisitions (4)	224.4	149.7	42.5	3.7	3.7	24.8
Foreign currency translation	2.5	1.7	0.5	0.3	(0.3)	0.3
December 31, 2019	1,226.2	598.8	283.5	67.3	91.4	185.2
Average AUM	1,094.4	503.9	253.8	62.1	95.4	179.2
% of total average AUM	100.0%	46.0%	23.2%	5.7%	8.7%	16.4%

December 31, 2017	937.6	412.6	204.3	62.3	78.6	179.8
Long-term inflows	209.8	96.8	51.4	13.1	6.9	41.6
Long-term outflows	(248.8)	(126.0)	(53.6)	(15.1)	(5.4)	(48.7)
Long-term net flows	(39.0)	(29.2)	(2.2)	(2.0)	1.5	(7.1)
Net flows in non-management fee earning AUM	2.5	3.1	(0.6)	—	—	—
Net flows in money market funds	7.6	—	—	—	7.6	—
Total net flows	(28.9)	(26.1)	(2.8)	(2.0)	9.1	(7.1)
Reinvested distributions	11.4	8.4	1.0	1.4	—	0.6
Market gains and losses	(67.0)	(49.5)	(3.8)	(7.0)	0.6	(7.3)
Acquisitions (4)	47.6	29.5	11.5	3.1	2.2	1.3
Foreign currency translation	(12.5)	(5.8)	(1.6)	(2.4)	(0.6)	(2.1)
December 31, 2018	888.2	369.1	208.6	55.4	89.9	165.2
Average AUM	958.7	422.8	209.9	62.1	85.6	178.3
% of total average AUM	100.0%	44.1%	21.9%	6.5%	8.9%	18.6%
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class (2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2019	297.0	217.1	58.9	0.9	—	20.1
Long-term inflows	106.6	73.4	12.6	0.1	—	20.5
Long-term outflows	(90.5)	(63.0)	(11.5)	—	—	(16.0)
Long-term net flows	16.1	10.4	1.1	0.1	—	4.5
Net flows in non-management fee earning AUM	(5.1)	17.2	(22.3)	—	—	—
Total net flows	11.0	27.6	(21.2)	0.1	—	4.5
Market gains and losses	62.2	61.4	(0.8)	—	—	1.6
Foreign currency translation	0.4	0.3	0.1	—	—	—
December 31, 2020	370.6	306.4	37.0	1.0	—	26.2
Average AUM	301.9	237.5	40.8	0.8	—	22.9
% of total average AUM	100.0%	78.6%	13.5%	0.3%	—%	7.6%

December 31, 2018	221.0	155.3	47.2	0.7	—	17.8
Long-term inflows	80.7	57.9	10.9	0.1	—	11.8
Long-term outflows	(65.4)	(48.2)	(6.0)	—	—	(11.2)
Long-term net flows	15.3	9.7	4.9	0.1	—	0.6
Net flows in non-management fee earning AUM	9.3	3.0	6.3	—	—	—
Total net flows	24.6	12.7	11.2	0.1	—	0.6
Market gains and losses	46.9	44.7	0.4	0.1	—	1.7
Acquisitions (4)	4.5	4.5	—	—	—	—
Foreign currency translation	—	(0.1)	0.1	—	—	—
December 31, 2019	297.0	217.1	58.9	0.9	—	20.1
Average AUM	264.3	189.2	55.7	0.8	—	18.6
% of total average AUM	100.0%	71.6%	21.1%	0.3%	—%	7.0%

December 31, 2017	198.8	134.7	42.4	0.8	—	20.9
Long-term inflows	70.4	49.3	10.8	—	—	10.3
Long-term outflows	(72.4)	(47.4)	(12.0)	—	—	(13.0)
Long-term net flows	(2.0)	1.9	(1.2)	—	—	(2.7)
Net flows in non-management fee earning AUM	2.5	3.1	(0.6)	—	—	—
Total net flows	0.5	5.0	(1.8)	—	—	(2.7)
Market gains and losses	(14.9)	(11.1)	(1.9)	(0.1)	—	(1.8)
Acquisitions (4)	37.1	27.1	8.7	—	—	1.3
Foreign currency translation	(0.5)	(0.4)	(0.2)	—	—	0.1
December 31, 2018	221.0	155.3	47.2	0.7	—	17.8
Average AUM	232.1	162.2	47.4	0.8	—	21.7
% of total average AUM	100.0%	69.9%	20.4%	0.3%	—%	9.3%
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile (3)

$ in billions	Total	Americas	UK	EMEA ex UK	Asia
December 31, 2019	1,226.2	879.5	74.4	143.7	128.6
Long-term inflows	310.9	176.2	13.0	57.6	64.1
Long-term outflows	(326.6)	(206.7)	(19.6)	(55.5)	(44.8)
Long-term net flows	(15.7)	(30.5)	(6.6)	2.1	19.3
Net flows in non-management fee earning AUM	(5.1)	3.6	0.2	(9.6)	0.7
Net flows in money market funds	14.3	10.9	0.1	0.2	3.1
Total net flows	(6.5)	(16.0)	(6.3)	(7.3)	23.1
Reinvested distributions	16.9	16.6	0.2	—	0.1
Market gains and losses	103.0	79.3	(2.7)	12.7	13.7
Foreign currency translation	10.3	0.5	1.3	2.7	5.8
December 31, 2020	1,349.9	959.9	66.9	151.8	171.3

December 31, 2018	888.2	581.6	76.6	125.5	104.5
Long-term inflows	227.5	124.6	9.1	51.7	42.1
Long-term outflows	(261.9)	(158.2)	(20.2)	(49.7)	(33.8)
Long-term net flows	(34.4)	(33.6)	(11.1)	2.0	8.3
Net flows in non-management fee earning AUM	9.2	6.3	0.2	2.4	0.3
Net flows in money market funds	(2.0)	(3.9)	—	(2.3)	4.2
Total net flows	(27.2)	(31.2)	(10.9)	2.1	12.8
Reinvested distributions	17.9	17.5	0.4	—	—
Market gains and losses	120.4	88.1	5.5	15.3	11.5
Transfer	—	(1.3)	(0.3)	1.6	—
Acquisitions (4)	224.4	223.7	0.7	—	—
Foreign currency translation	2.5	1.1	2.4	(0.8)	(0.2)
December 31, 2019	1,226.2	879.5	74.4	143.7	128.6

December 31, 2017	937.6	610.4	93.6	144.5	89.1
Long-term inflows	209.8	108.3	13.6	58.3	29.6
Long-term outflows	(248.8)	(139.3)	(18.6)	(65.7)	(25.2)
Long-term net flows	(39.0)	(31.0)	(5.0)	(7.4)	4.4
Net flows in non-management fee earning AUM	2.5	2.7	(0.1)	(0.2)	0.1
Net flows in money market funds	7.6	(2.1)	—	0.9	8.8
Total net flows	(28.9)	(30.4)	(5.1)	(6.7)	13.3
Reinvested distributions	11.4	10.8	0.6	—	—
Market gains and losses	(67.0)	(44.7)	(7.3)	(8.6)	(6.4)
Transfer	—	(0.4)	(0.4)	0.7	0.1
Acquisitions (4)	47.6	38.1	—	—	9.5
Foreign currency translation	(12.5)	(2.2)	(4.8)	(4.4)	(1.1)
December 31, 2018	888.2	581.6	76.6	125.5	104.5
____________

See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile (3)

$ in billions	Total	Americas	UK	EMEA ex UK	Asia
December 31, 2019	297.0	240.0	0.7	51.4	4.9
Long-term inflows	106.6	67.6	0.7	35.5	2.8
Long-term outflows	(90.5)	(59.5)	(0.9)	(27.9)	(2.2)
Long-term net flows	16.1	8.1	(0.2)	7.6	0.6
Net flows in non-management fee earning AUM	(5.1)	3.6	0.2	(9.6)	0.7
Total net flows	11.0	11.7	—	(2.0)	1.3
Market gains and losses	62.2	51.4	0.1	9.0	1.7
Foreign currency translation	0.4	(0.1)	—	0.5	—
December 31, 2020	370.6	303.0	0.8	58.9	7.9

December 31, 2018	221.0	184.0	0.7	32.6	3.7
Long-term inflows	80.7	48.6	0.5	29.7	1.9
Long-term outflows	(65.4)	(42.6)	(0.4)	(20.3)	(2.1)
Long-term net flows	15.3	6.0	0.1	9.4	(0.2)
Net flows in non-management fee earning AUM	9.3	6.4	0.2	2.4	0.3
Total net flows	24.6	12.4	0.3	11.8	0.1
Market gains and losses	46.9	39.1	(0.3)	7.0	1.1
Acquisitions (4)	4.5	4.5	—	—	—
December 31, 2019	297.0	240.0	0.7	51.4	4.9

December 31, 2017	198.8	160.1	0.8	34.7	3.2
Long-term inflows	70.4	40.1	0.4	28.4	1.5
Long-term outflows	(72.4)	(42.5)	(0.5)	(28.3)	(1.1)
Long-term net flows	(2.0)	(2.4)	(0.1)	0.1	0.4
Net flows in non-management fee earning AUM	2.5	2.7	(0.1)	(0.2)	0.1
Total net flows	0.5	0.3	(0.2)	(0.1)	0.5
Market gains and losses	(14.9)	(13.3)	0.1	(1.6)	(0.1)
Acquisitions (4)	37.1	36.9	—	—	0.2
Foreign currency translation	(0.5)	—	—	(0.4)	(0.1)
December 31, 2018	221.0	184.0	0.7	32.6	3.7
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
(4)    The acquisition of OppenheimerFunds business on May 24, 2019 added $224.4 billion in AUM at that date. The acquisition of Guggenheim Investments' ETF business on April 6, 2018 added $38.1 billion in AUM during the second quarter of 2018. As of July 1, 2018, we began including 100% of Invesco Great Wall, which added $9.5 billion in AUM during the third quarter of 2018.

Results of Operations for the Year Ended December 31, 2020 compared to December 31, 2019

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

The results of the OppenheimerFunds acquisition are included from May 24, 2019 (date of acquisition), the results of Guggenheim Investments' ETF business are included from April 6, 2018 (date of acquisition) and the results of Intelliflo are included from June 4, 2018 (date of acquisition).

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

				Variance
	Years ended December 31,			2020 vs 2019		2019 vs 2018
$ in millions	2020	2019	2018	$ Change	% Change	$ Change	% Change
Investment management fees	4,451.0	4,506.3	4,082.3	(55.3)	(1.2)%	424.0	10.4%
Service and distribution fees	1,419.0	1,276.5	968.5	142.5	11.2%	308.0	31.8%
Performance fees	65.6	102.2	56.9	(36.6)	(35.8)%	45.3	79.6%
Other	210.0	232.4	206.4	(22.4)	(9.6)%	26.0	12.6%
Total operating revenues	6,145.6	6,117.4	5,314.1	28.2	0.5%	803.3	15.1%

Invesco Great Wall	263.2	157.2	83.6	106.0	67.4%	73.6	88.0%
Revenue Adjustments:
Investment management fees	(779.8)	(814.4)	(817.9)	34.6	(4.2)%	3.5	(0.4)%
Service and distribution fees	(986.1)	(886.3)	(629.7)	(99.8)	11.3%	(256.6)	40.7%
Other	(181.7)	(192.3)	(160.6)	10.6	(5.5)%	(31.7)	19.7%
Total Revenue Adjustments (1)	(1,947.6)	(1,893.0)	(1,608.2)	(54.6)	2.9%	(284.8)	17.7%
CIP	39.8	33.5	28.6	6.3	18.8%	4.9	17.1%
Net revenues (2)	4,501.0	4,415.1	3,818.1	85.9	1.9%	597.0	15.6%
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

The impact of foreign exchange rate movements increased operating revenues by $13.2 million, equivalent to 0.2% of total operating revenues during the year ended December 31, 2020 when compared to the year ended December 31, 2019 ($63.9 million decrease in 2019 or 1.0% of 2019 total operating revenues).

Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. As discussed in the “Executive Overview” section above, equity markets showed extreme volatility as global markets reacted to the COVID-19 pandemic in the year ended December 31, 2020, with all time highs at the beginning of the period, followed by an extreme downturn and a subsequent recovery resulting in record highs in equity values by the end of the period. The 2020 results were also impacted by shifts in the mix of AUM, resulting both from flows and from the market impact of the COVID-19 pandemic, which has adversely impacted our revenue and resulting revenue yields in 2020.

Investment Management Fees

Investment management fees decreased by $55.3 million (1.2%) in the year ended December 31, 2020, to $4,451.0 million (year ended December 31, 2019: $4,506.3 million). The impact of foreign exchange rate movements increased investment management fees by $11.1 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019. After allowing for foreign exchange movements, investment management fees decreased by $66.4 million (1.5%). Average AUM increased 9.2% when compared to the 2019 period primarily driven by the acquired OppenheimerFunds business (acquired May 24, 2019). However, shifts in the mix of AUM, resulting both from flows and from the market impact of the COVID-19 pandemic, resulted in a lower revenue yield on AUM in 2020, which resulted in lower revenues.

See the company's disclosures regarding the changes in AUM and revenue yields during the years ended December 31, 2020 and December 31, 2019 in the “Assets Under Management” section above for additional information regarding the impact of changes in AUM on management fee yields.

Service and Distribution Fees

In the year ended December 31, 2020, service and distribution fees increased by $142.5 million (11.2%) to $1,419.0 million (year ended December 31, 2019: $1,276.5 million). The impact of foreign exchange rate movements increased service and distribution fees by $0.3 million in the year ended December 31, 2020 as compared to the year ended December 31, 2019. After allowing for foreign exchange movements, service and distribution fees increased by $142.2 million. The total increase is made up of higher distribution fees of $85.1 million, transfer agency fees of $43.6 million, custody fees of $6.1 million and administrative fees of $4.6 million. The increase is primarily a result of revenues earned from the acquired OppenheimerFunds business (acquired May 24, 2019).

Performance Fees

Of our $1,349.9 billion in AUM at December 31, 2020, approximately $59.1 billion or 4.4%, could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts. Of our $1,226.2 billion in AUM at December 31, 2019, approximately $48.5 billion or 4.0%, could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts.

In the year ended December 31, 2020, performance fees decreased by $36.6 million (35.8%) to $65.6 million (year ended December 31, 2019: $102.2 million). Performance fees in 2020 were primarily generated by $52.1 million from real estate, $7.1 million from fixed income, $3.5 million from UK closed end funds, and $3.0 million from institutional funds. Performance fees in 2019 were primarily generated by $59.2 million from real estate, $20.1 million from fixed income, $11.4 million from private equity funds, $7.1 million from UK closed end funds, and $4.4 million from institutional funds.

Other Revenues

In the year ended December 31, 2020, other revenues decreased by $22.4 million (9.6%) to $210.0 million (year ended December 31, 2019: $232.4 million). The impact of foreign exchange rate movements increased other revenues by $0.5 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease in other revenues was primarily driven by decreases in UIT front end fees of $19.6 million, front end fees of $2.5 million and real estate transaction fees of $2.4 million, partially offset by an increase in other transaction fees of $1.5 million.

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

The company began reporting 100% of Invesco Great Wall in its net revenues and adjusted operating expenses in the third quarter of 2018. As a result, the company’s non-GAAP operating results reflect the economics of these holdings on a basis consistent with the underlying AUM and flows. Adjusted net income is reduced by the amount of earnings attributable to non-controlling interests.

Net revenues from Invesco Great Wall were $263.2 million and average AUM was $50.0 billion for the year ended December 31, 2020 (net revenues were $157.2 million and average AUM was $35.6 billion, for the year ended December 31, 2019). The impact of foreign exchange rate movements for the year ended December 31, 2020 increased net revenues from Invesco Great Wall by $3.0 million as compared to the year ended December 31, 2019. After allowing for foreign exchange movements, net revenues from Invesco Great Wall were $260.2 million. The increase in revenue is driven by a 58.5% increase in management fees, reflective of a 40.4% increase in average AUM in the year ended December 31, 2020 when compared to the prior period as well as increased performance fees of $34.4 million compared to $6.2 million in 2019.

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

Management and performance fees earned from CIP increased by $6.3 million to $39.8 million in the year ended December 31, 2020 (year ended December 31, 2019: $33.5 million). The increase is primarily due to the increase in management fees earned from newly launched CLOs.

Operating Expenses

The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

				Variance
	Years ended December 31,			2020 vs 2019		2019 vs 2018
$ in millions	2020	2019	2018	$ Change	% Change	$ Change	% Change
Third-party distribution, service and advisory	1,947.6	1,893.0	1,608.2	54.6	2.9%	284.8	17.7%
Employee compensation	1,807.9	1,709.3	1,494.4	98.6	5.8%	214.9	14.4%
Marketing	83.3	135.6	134.8	(52.3)	(38.6)%	0.8	0.6%
Property, office and technology	512.3	494.1	410.5	18.2	3.7%	83.6	20.4%
General and administrative	480.8	404.2	324.4	76.6	19.0%	79.8	24.6%
Transaction, integration and restructuring	393.3	673.0	136.9	(279.7)	(41.6)%	536.1	391.6%
Total operating expenses	5,225.2	5,309.2	4,109.2	(84.0)	(1.6)%	1,200.0	29.2%

The table below sets forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	2020	% of Total Operating Expenses	% of Operating Revenues	2019	% of Total Operating Expenses	% of Operating Revenues	2018	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	1,947.6	37.3%	31.7%	1,893.0	35.7%	30.9%	1,608.2	39.1%	30.3%
Employee compensation	1,807.9	34.6%	29.4%	1,709.3	32.2%	27.9%	1,494.4	36.4%	28.1%
Marketing	83.3	1.6%	1.4%	135.6	2.6%	2.2%	134.8	3.3%	2.5%
Property, office and technology	512.3	9.8%	8.3%	494.1	9.3%	8.1%	410.5	10.0%	7.7%
General and administrative	480.8	9.2%	7.8%	404.2	7.6%	6.6%	324.4	7.9%	6.1%
Transaction, integration and restructuring	393.3	7.5%	6.4%	673.0	12.7%	11.0%	136.9	3.3%	2.6%
Total operating expenses	5,225.2	100.0%	85.0%	5,309.2	100%	86.8%	4,109.2	100.0%	77.3%

During the year ended December 31, 2020, operating expenses decreased by $84.0 million (1.6%) to $5,225.2 million (year ended December 31, 2019: $5,309.2 million). The impact of foreign exchange rate movements decreased operating expenses by $4.0 million, or 0.1% of total operating expenses, during the year ended December 31, 2020 as compared to the year ended December 31, 2019.

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

Third party distribution service and advisory expenses increased by $54.6 million (2.9%) in the year ended December 31, 2020 to $1,947.6 million (year ended December 31, 2019: $1,893.0 million). The impact of foreign exchange rate movements increased third party costs by $1.0 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019. After allowing for foreign exchange rate changes, the increase in costs was $53.6 million. Included are increases of $97.1 million in service fees (primarily 12b-1 and transfer agent fees), $22.9 million in sales commissions, $12.2 million in fund expenses, $4.4 million in unitary fees and $4.2 million in front end load commissions. These increases were partially offset by decreases of $53.8 million in transaction fees and $40.1 million in renewal commissions. The increase is primarily a result of increased AUM from the acquired OppenheimerFunds business (acquired May 24, 2019). See "Schedule of Non-GAAP Information" for additional disclosures.

Employee Compensation

Employee compensation includes salary, cash bonuses and common share-based payment plans designed to attract and retain the highest caliber employees. Employee staff benefit plan costs and payroll taxes are also included in employee compensation.

Employee compensation increased $98.6 million (5.8%) to $1,807.9 million in the year ended December 31, 2020 (year ended December 31, 2019: $1,709.3 million). The impact of foreign exchange rate movements increased employee compensation by $3.0 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019. After allowing for foreign exchange rate changes, the increase in employee compensation was $95.6 million. The increase was related to an increase of $57.3 million in base salaries and $47.3 million in staff bonus and commissions, partially offset by $9.0 million in other variable compensation. The increase was driven by increased average headcount for the year ended December 31, 2020 versus December 31, 2019 as a result of the OppenheimerFunds acquisition (acquired May 24, 2019).

Headcount at December 31, 2020 was 8,512 (December 31, 2019; 8,821), with the decrease primarily due to the strategic evaluation initiative impacts in the fourth quarter of 2020 as well as realized synergies occurring after the OppenheimerFunds acquisition.

Marketing

Marketing expenses include the cost of direct advertising of our products through trade publications, television and other media, and public relations costs, such as the marketing of the company's products through conferences or other sponsorships, and the cost of marketing-related employee travel.

Marketing expenses decreased by $52.3 million (38.6%) in the year ended December 31, 2020 to $83.3 million (year ended December 31, 2019: $135.6 million). The impact of foreign exchange rate movements increased marketing expenses by $0.2 million. After allowing for foreign exchange rate movements, marketing expenses decreased $52.5 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease was related to decreased travel, client events and advertising as a result of the COVID-19 pandemic.

Property, Office and Technology

Property, office and technology expenses include rent and utilities for our various leased facilities, depreciation of company-owned property, capitalized software and computer equipment costs, minor non-capitalized computer equipment and software purchases and related maintenance payments, and costs related to externally provided operations, technology, middle office and back office management services.

Property, office and technology expenses increased by $18.2 million (3.7%) to $512.3 million in the year ended December 31, 2020 (year ended December 31, 2019: $494.1 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $0.3 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019. After allowing for foreign exchange rate movements, expenses increased $18.5 million. This increase was primarily comprised of lease expenses, software maintenance and depreciation. The increase is primarily a result of the acquired OppenheimerFunds business (acquired May 24, 2019).

General and Administrative

General and administrative expenses include professional services costs, such as information service subscriptions, irrecoverable indirect taxes, non-marketing related employee travel expenditures, consulting fees, audit, tax and legal fees, professional insurance costs and recruitment and training costs.

General and administrative expenses increased by $76.6 million (19.0%) to $480.8 million in the year ended December 31, 2020 (year ended December 31, 2019: $404.2 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $7.9 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019. After allowing for foreign exchange rate movements, the increase was $84.5 million. The increase was primarily driven by the previously disclosed S&P 500 equal weight funds rebalancing correction of $105.3 million. (See Note 20, "Commitments and Contingencies", for additional details). The remaining increase in general and administrative expense was a result of the acquired OppenheimerFunds business (acquired May 24, 2019) with increases in professional services and regulatory costs, fund expenses, market data services costs and irrecoverable indirect taxes and temporary labor expenses, partially offset by decreases in travel expenses and fund expenses incurred by CIP.

Transaction, Integration and Restructuring

The transaction, integration and restructuring charges reflect legal, regulatory, advisory, valuation and other professional services or consulting fees, and travel costs related to a business combination transaction or restructuring initiatives related to changes in the scope of the business or the manner in which the business is conducted. Also included in these charges are severance-related expenses and any contract termination costs associated with these efforts. Additionally, these charges reflect the costs of temporary staff involved in executing the transaction or initiative, and the costs of amortizing acquired intangible assets and integrating an acquired business into the company’s existing operations, including incremental costs associated with achieving expense savings following a business combination or restructuring initiative.

Transaction, integration and restructuring charges were $393.3 million in the year ended December 31, 2020 (year ended December 31, 2019: $673.0 million). Transaction and integration related costs were $245.5 million during the year ended December 31, 2020 (year ended December 31, 2019: $659.8 million) primarily related to the OppenheimerFunds acquisition. Transaction and integration costs include $78.4 million of compensation related expenses, $62.5 million of amortization of management contracts and other intangible assets, $59.1 million of professional services costs, $17.8 million related to lease charges, $8.0 million related to accelerated amortization and $15.3 million of other expenses. Restructuring costs were $147.8 million for the year ended December 31, 2020 (year ended December 31, 2019: $13.2 million). Restructuring costs related to the strategic evaluation initiative announced in the third quarter of 2020 were $119.0 million, which is primarily composed of severance and other personnel-related charges. (See Note 14, "Restructuring", for additional details). Other restructuring costs related to additional cost-saving initiatives were $28.8 million which included compensation related expenses of $14.7 million and non-compensation related expenses of $14.1 million.

Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin

Operating income increased by $112.2 million (13.9%) to $920.4 million in the year ended December 31, 2020 (year ended December 31, 2019: $808.2 million). Operating margin (operating income divided by operating revenues), increased to 15.0% in the year ended December 31, 2020 from 13.2% in the year ended December 31, 2019. Adjusted operating income increased by $8.7 million (0.5%) to $1,664.5 million in the year ended December 31, 2020 from $1,655.8 million in the year ended December 31, 2019. Adjusted operating margin decreased to 37.0% in the year ended December 31, 2020 from 37.5% in the year ended December 31, 2019. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.

Other Income and Expenses

The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

				Variance
	Years ended December 31,			2020 vs 2019		2019 vs 2018
$ in millions	2020	2019	2018	$ Change	% Change	$ Change	% Change
Equity in earnings of unconsolidated affiliates	72.7	56.4	33.8	16.3	28.9%	22.6	66.9%
Interest and dividend income	20.5	28.5	21.3	(8.0)	(28.1)%	7.2	33.8%
Interest expense	(129.3)	(135.7)	(111.5)	6.4	(4.7)%	(24.2)	21.7%
Other gains and losses, net	44.9	65.7	(40.0)	(20.8)	(31.7)%	105.7	N/A
Other income/(expense) of CIP, net	139.9	149.8	29.6	(9.9)	(6.6)%	120.2	406.1%
Total other income and expenses	148.7	164.7	(66.8)	(16.0)	(9.7)%	231.5	(346.6)%

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates increased by $16.3 million (28.9%) to $72.7 million in the year ended December 31, 2020 (year ended December 31, 2019: $56.4 million). The increase in is primarily driven by our joint venture investments in China, real estate and other investments.

Interest expense

Interest expense decreased by $6.4 million (4.7%) to $129.3 million in the year ended December 31, 2020 (year ended December 31, 2019: $135.7 million), driven by the lower average balance on the credit facility during the year ended December 31, 2020 compared to the year ended December 31, 2019.

Other gains and losses, net

Other gains and losses, net were a gain of $44.9 million in the year ended December 31, 2020, compared to a net gain of $65.7 million in the year ended December 31, 2019. Included in the 2020 gain were $57.5 million of gains on the appreciation of investments and instruments related to our deferred compensation plans, $15.3 million of gains on the mark-to-market of acquisition-related contingent consideration liabilities, and $2.5 million of gains related to our defined benefit pension plan. These gains were partially offset by losses during the period of $15.8 million related to the mark-to-market on seed money investments, net realized investment losses of $9.8 million, an investment impairment charge of $3.6 million and $2.4 million of net foreign exchange losses on intercompany loans. See Item 8, Financial Statements and Supplementary Data, - Note 16, "Other Gains and Losses, Net," for additional information.

Other income/(expense) of CIP

In the year ended December 31, 2020, interest and dividend income of CIP decreased by $43.1 million (12.5%) to $302.3 million (year ended December 31, 2019: $345.4 million). Interest expense of CIP decreased by $34.0 million (14.9%) to $194.5 million (year ended December 31, 2019: $228.5 million). The decrease in interest income and interest expense of CIP is primarily due to less net interest income for CLOs in 2020.

Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the year ended December 31, 2020, other gains and losses of CIP were a net gain of $32.1 million, compared to a net gain of $32.9 million in the year ended December 31, 2019. The net gain during 2020 was attributable to market-driven gains of investments held by consolidated funds.

Net impact of CIP and related noncontrolling interests in consolidated entities

The net impact to net income attributable to Invesco Ltd. in each period primarily represents the changes in the value of the company's holding in its consolidated CLOs, which is reclassified into other gains/(losses) from accumulated other comprehensive income upon consolidation. The consolidation of investment products during the year ended December 31, 2020 resulted in a net increase to net income attributable to Invesco Ltd. of $9.4 million (year ended December 31, 2019: $1.6 million net decrease).

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

Income Before Taxes

Total income before taxes includes income/losses of CIP; however, the company's operating revenues earned from CIP are not included in operating revenues under U.S. GAAP, as such operating revenues are eliminated upon consolidation. Therefore, Foreign operating revenues in Item 8. Financial Statements and Supplementary Data, Note 19, "Geographic Information," in which CIP has been eliminated, may not correlate.

Total U.S. income before taxes increased $334.7 million during the year ended December 31, 2020 to $845.8 million from $511.1 million for the year ended December 31, 2019 and includes U.S. income of CIP of $40.1 million (December 31, 2019: $24.2 million). U.S. income from CIP increased $15.9 million (65.7%) from 2019 primarily due to the impact of gains on consolidated retail products. Excluding CIP, U.S. income before taxes in 2020 increased $318.8 million (65.5%) from December 31, 2019 due to a larger increase in U.S. operating revenues than operating expenses.

Total Foreign income before taxes decreased $238.5 million during the year ended December 31, 2020 to $223.3 million from $461.8 million during the year ended December 31, 2019 and includes foreign income of CIP of $15.2 million (December 31, 2019: foreign income of CIP of $23.7 million). Foreign income from CIP decreased $8.5 million (35.6%) from 2019 primarily due to lower net gains on consolidated retail products. Excluding CIP, foreign income decreased by $230.0 million (52.5%) from 2019 due to a larger decrease in foreign operating revenues and other income than operating expenses.

Income Tax Expense

Our effective tax rate increased to 24.5% for the year ended December 31, 2020 from 24.2% for the year ended December 31, 2019 primarily due to the increase in income generated in higher taxing jurisdictions relative to total income and an increase in the unfavorable adjustment for common share-based compensation. For additional income tax information, refer to Note 17, "Taxation," in Item 8. Financial Statements and Supplementary Data.

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

Reconciliation of Operating revenues to Net revenues:

$ in millions	2020	2019	2018	2017	2016
Operating revenues, U.S. GAAP basis	6,145.6	6,117.4	5,314.1	5,160.3	4,734.4
Invesco Great Wall (1)	263.2	157.2	83.6	48.7	43.7
Revenue Adjustments: (2)
Investment management fees	(779.8)	(814.4)	(817.9)	(914.2)	(840.1)
Service and distribution fees	(986.1)	(886.3)	(629.7)	(551.2)	(547.6)
Other	(181.7)	(192.3)	(160.6)	(21.1)	(19.5)
Total Revenue Adjustments	(1,947.6)	(1,893.0)	(1,608.2)	(1,486.5)	(1,407.2)
CIP (3)	39.8	33.5	28.6	32.4	22.3
Net revenues	4,501.0	4,415.1	3,818.1	3,754.9	3,393.2

Reconciliation of Operating income to Adjusted operating income:

$ in millions	2020	2019	2018	2017	2016
Operating income, U.S. GAAP basis	920.4	808.2	1,204.9	1,279.1	1,152.4
Invesco Great Wall (1)	143.7	76.5	31.1	18.4	15.9
CIP (3)	62.0	61.6	44.8	42.9	51.0
Transaction, integration and restructuring (4)	393.3	673.0	136.9	101.8	69.0
Compensation expense related to market valuation changes in deferred compensation plans (5)	39.8	36.5	(3.2)	20.3	8.1
Other reconciling items (6)	105.3	—	(22.8)	19.7	1.0
Adjusted operating income	1,664.5	1,655.8	1,391.7	1,482.2	1,297.4

Operating margin*	15.0%	13.2%	22.7%	24.8%	24.3%
Adjusted operating margin**	37.0%	37.5%	36.5%	39.5%	38.2%

Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

$ in millions, except per common share data	2020	2019	2018	2017	2016
Net income attributable to Invesco Ltd., U.S. GAAP basis	524.8	564.7	882.8	1,127.3	854.2
CIP (3)	(9.4)	1.6	(8.8)	(2.3)	(3.0)
Transaction, integration and restructuring, net of tax (4)	339.7	558.1	138.6	91.9	68.3
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (5)	(20.1)	(7.9)	15.4	(4.6)	(2.5)
Other reconciling items, net of tax (6)	57.9	7.5	(25.3)	(106.4)	7.1
Adjusted net income attributable to Invesco Ltd.	892.9	1,124.0	1,002.7	1,105.9	924.1

Average common shares outstanding - diluted	462.5	440.5	412.5	409.9	415.0
Diluted EPS	$1.13	$1.28	$2.14	$2.75	$2.06
Adjusted diluted EPS***	$1.93	$2.55	$2.43	$2.70	$2.23
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

(1)    Invesco Great Wall
Prior to the third quarter of 2018, management reflected its interests in Invesco Great Wall on a proportional consolidation basis, which was consistent with the presentation of our share of the AUM from these investments. Given the company's influence on Invesco Great Wall, a change in regulation allowing increased foreign ownership, and reaching oral agreement in principle in the third quarter of 2018 to obtain a majority stake of the joint venture, the company began reporting 100% of the flows and AUM for Invesco Great Wall. Also beginning in the third quarter of 2018, the company's non-GAAP operating results reflect the economics of these holdings on a basis consistent with the underlying AUM and flows. Adjusted net income is reduced by the amount of earnings attributable to non-controlling interests.

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

(3)    CIP
See Item 8, Financial Statements and Supplementary Data, Note 21, “Consolidated Investment Products,” for a detailed analysis of the impact to the company’s Consolidated Financial Statements from the consolidation of CIP. The reconciling items add back the management and performance fees earned by Invesco from the consolidated products and remove the revenues and expenses recorded by the consolidated products that have been included in the U.S. GAAP Consolidated Statements of Income.
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

CIP Revenue:

	Year ended December 31,
$ in millions, except per common share data	2020	2019	2018	2017	2016
Management fees earned from CIP, eliminated upon consolidation	39.8	33.5	28.6	25.5	20.8
Performance fees earned from CIP, eliminated upon consolidation	—	—	—	6.9	1.5
CIP related adjustments in arriving at net revenues	39.8	33.5	28.6	32.4	22.3

(4)    Transaction, integration and restructuring related adjustments
The transaction, integration and restructuring charges reflect legal, regulatory, advisory, valuation and other professional services or consulting fees, and travel costs related to a business combination transaction or restructuring initiatives related to changes in the scope of the business, or manner in which the business is conducted. Also included in these charges are severance-related expenses and any contract termination costs associated with these efforts. Additionally, these charges reflect the costs of temporary staff involved in executing the transaction or initiative, and the costs of amortizing acquired intangible assets and integrating an acquired business into the company’s existing operations, including incremental costs associated with achieving synergy savings following a business combination or restructuring initiative.

Management believes it is useful to investors and other users of our Consolidated Financial Statements to adjust for the transaction, integration and restructuring charges in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition and restructuring related charges. See "Results of Operations for the Year Ended December 31, 2020 compared to December 31, 2019 -- Transaction, Integration and Restructuring" for additional details.

(5)    Market movement on deferred compensation plan liabilities

Certain deferred compensation plan awards are linked to the appreciation (depreciation) of specified investments, typically managed by the company. Invesco hedges economically the exposure to market movements by holding these investments on its balance sheet and through total return swap financial instruments. U.S. GAAP requires the appreciation (depreciation) in the compensation liability to be expensed over the award vesting period in proportion to the vested amount of the award as part of compensation expense. The full value of the investment and financial instrument appreciation (depreciation) are immediately recorded below operating income in other gains and losses. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting net income attributable to Invesco Ltd. and diluted EPS which will reverse over the life of the award and net to zero at the end of the multi-year vesting period. During periods of high market volatility, these timing differences impact compensation expense, operating income and operating margin in a manner which, over the life of the award, will ultimately be offset by gains and losses recorded below operating income on the Consolidated Statements of Income. The non-GAAP measures exclude the mismatch created by differing U.S. GAAP treatments of the market movement on the liability and the investments.

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

See below for a reconciliation of deferred compensation related items:

$ in millions	2020	2019	2018	2017	2016
Market movement on deferred compensation plan liabilities:
Compensation expense related to market valuation changes in deferred compensation liability	39.8	36.5	(3.2)	20.3	8.1
Adjustments to operating income	39.8	36.5	(3.2)	20.3	8.1
Market valuation changes and dividend income from investments and instruments held related to deferred compensation plans in other income/(expense)	(65.8)	(46.8)	23.1	(27.6)	(12.1)
Taxation:
Taxation on deferred compensation plan market valuation changes and dividend income less compensation expense	5.9	2.4	(4.5)	2.7	1.5
Adjustments to net income attributable to Invesco Ltd.	(20.1)	(7.9)	15.4	(4.6)	(2.5)

(6)    Other reconciling items

Each of these other reconciling items has been adjusted from U.S. GAAP to arrive at the company's non-GAAP financial measures for the reasons either outlined in the paragraphs above, due to the unique character and magnitude of the reconciling item, or because the item represents a continuation of a reconciling item adjusted from U.S. GAAP in a prior period.

$ in millions	2020	2019	2018	2017	2016
Other non-GAAP adjustments:
Fund rebalancing correction (a)	105.3	—		—
Prior period impact of multi-year VAT tax recovery (b)	—	—	(22.8)	—	—
Senior executive retirement and related costs (c)	—	—	—	19.7	—
Regulatory charge	—	—	—	—	1.0
Adjustments to operating income	105.3	—	(22.8)	19.7	1.0
Foreign exchange hedge (d)	(1.2)	0.9	(8.2)	20.6	(14.2)
Change in contingent consideration estimates (e)	(15.2)	7.8	(0.9)	(7.6)	7.4
Foreign exchange gain related to business acquisitions (f)	—	—	—	(12.1)	—
Other-than-temporary impairment (g)	—	—	—	—	17.8
Employee benefit plan termination (h)	—	—	—	—	(8.6)
Taxation:
Taxation on fund rebalancing correction (a)	(25.3)	—	—	—	—
Taxation on foreign exchange hedge amortization (d)	0.3	(0.2)	2.1	(7.8)	5.0
Taxation on change in consideration estimates (e)	3.7	(1.0)	0.2	2.9	(2.8)
State tax uncertain tax position (i)	(9.0)	—	—	12.2	—
Impact of tax rate changes (j)	(0.7)	—	—	(130.7)	—
Taxation on prior period impact of multi-year VAT tax recovery (b)	—	—	4.3	—	—
Taxation on senior executive retirement and related costs (c)	—	—	—	(5.9)	—
Taxation on foreign exchange gain related to business acquisitions (f)	—	—	—	2.3	—
Taxation on employee benefit plan termination (h)	—	—	—	—	3.3
Taxation on regulatory-related charges	—	—	—	—	(1.8)
Adjustments to net income attributable to Invesco Ltd.	57.9	7.5	(25.3)	(106.4)	7.1
____________

(a)The company recorded a charge of $105.3 million in the second quarter of 2020 due to a previously disclosed S&P 500 equal weight funds rebalancing correction. Due to the unique character and magnitude of this item, it has been adjusted from U.S. GAAP to arrive at the company's non-GAAP financial measures.
(b)As a result of an increase in our recoverable VAT from applying additional regulatory guidance, a credit was recorded in the third quarter of 2018. The portion of the cumulative adjustment representing 2015 through 2017 has been removed for non-GAAP purposes.
(c)Operating expenses for 2017 reflect the cost of multiple senior executive retirements. The costs incurred in one quarter were unprecedented, and the company deemed it appropriate to adjust these costs from the U.S. GAAP total compensation in an effort to isolate and evaluate our level of compensation going forward. The result of this adjustment was $19.7 million related to accelerated vesting of deferred compensation and other separation costs.
(d)Included within other gains and losses, net is the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar and the Euro/U.S. Dollar foreign exchange rates. The Pound Sterling contracts provided coverage through June 30, 2020, and the Euro contracts provided coverage through December 27, 2017. The adjustment from U.S. GAAP to non-

GAAP earnings removes the impact of market volatility; therefore, the company's non-GAAP results include only the amortization of the cost of the contracts during the contract period.
(e)In 2019, the company made digital wealth acquisitions, which resulted in a contingent consideration liability. Adjustment to the fair value of the digital wealth acquisitions contingent consideration liability is a decrease of $6.2 million in 2020. In 2015, the company acquired investment management contracts from Deutsche Bank, and the purchase price was solely comprised of contingent consideration payable in future periods. Remaining adjustments represent the change in the fair value of the Deutsche Bank contingent consideration liability.
(f)Other gains and losses for 2017 includes a realized gain of $12.1 million related to revaluation of Euros held in the UK in anticipation of payment for the European ETF business acquisition.
(g)Other-than-temporary impairment includes an impairment charge of $17.8 million in 2016 that is related to the acquisition of Invesco Asset Management (India) Private Limited.
(h)Employee benefit plan termination: Operating expenses for 2016 include an incremental credit of $8.6 million related to an employee benefit plan termination.
(i)The income tax provision for 2020 includes a tax benefit of $9.0 million resulting from the reversal of the accrual for uncertain tax positions which was included in the $12.2 million of expense related to uncertain tax positions originally reflected in the income tax provision in 2017. Both the 2017 expense and the 2020 benefit have been removed from the company's non-GAAP results in the respective periods.
(j)2020 included both a non-cash income tax benefit of $4.3 million arising from the revaluation of certain intangible deferred tax liabilities due to tax rate changes partially offset by a non-cash income tax expense of $3.6 million arising from the revaluation of certain deferred tax liabilities due to the increase in the UK corporate tax rate. 2017 included a $130.7 million tax benefit due to the revaluation of deferred tax assets and liabilities to reflect the impacts of the 2017 Tax Cut and Jobs Act enacted in the United States.

Balance Sheet Discussion (1)

The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP and policyholder balances for the reasons outlined in footnote 1 to the table:

	As of December 31, 2020				As of December 31, 2019
Balance sheet information $ in millions	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted
ASSETS
Cash and cash equivalents	1,408.4	—	—	1,408.4	1,049.0	—	—	1,049.0
Unsettled fund receivables	109.4	—	—	109.4	162.7	—	—	162.7
Investments	826.8	(421.4)	—	1,248.2	829.5	(640.2)	—	1,469.7
Assets of CIP:
Investments and other assets of CIP	8,085.5	8,085.5	—	—	7,980.9	7,980.9	—	—
Cash and cash equivalents of CIP	301.7	301.7	—	—	652.2	652.2	—	—
Assets held for policyholders	7,582.1	—	7,582.1	—	10,835.6	—	10,835.6	—
Goodwill and intangible assets, net	16,221.9	—	—	16,221.9	15,867.7	—	—	15,867.7
Other assets (2)	1,968.3	(5.1)	—	1,973.4	2,042.7	(5.6)	—	2,048.3
Total assets	36,504.1	7,960.7	7,582.1	20,961.3	39,420.3	7,987.3	10,835.6	20,597.4
LIABILITIES
Liabilities of CIP:
Debt of CIP	6,714.1	6,714.1	—	—	6,234.6	6,234.6	—	—
Other liabilities of CIP	588.6	588.6	—	—	949.6	949.6	—	—
Policyholder payables	7,582.1	—	7,582.1	—	10,835.6	—	10,835.6	—
Unsettled fund payables	98.4	—	—	98.4	154.2	—	—	154.2
Long-term debt	2,082.6	—	—	2,082.6	2,080.3	—	—	2,080.3
Other liabilities (3)	4,417.6	—	—	4,417.6	4,464.2	(35.2)	—	4,499.4
Total liabilities	21,483.4	7,302.7	7,582.1	6,598.6	24,718.5	7,149.0	10,835.6	6,733.9
EQUITY
Total equity attributable to Invesco Ltd.	14,361.8	(0.1)	—	14,361.9	13,862.5	(0.1)	—	13,862.6
Noncontrolling interests (4)	658.9	658.1	—	0.8	839.3	838.4	—	0.9
Total equity	15,020.7	658.0	—	14,362.7	14,701.8	838.3	—	13,863.5
Total liabilities and equity	36,504.1	7,960.7	7,582.1	20,961.3	39,420.3	7,987.3	10,835.6	20,597.4
____________
(1) These tables include non-GAAP presentations. Assets of CIP are not available for use by Invesco. Additionally, there is no recourse to Invesco for CIP debt. Policyholder assets and liabilities are equal and offsetting and have no impact on Invesco’s shareholder’s equity.
(2)    Amounts include restricted cash, accounts receivable, prepaid assets, property, equipment and software, right-of-use assets and other assets.
(3)    Amounts include accrued compensation and benefits, accounts payable and accrued expenses, lease liability and deferred tax liabilities.
(4)    Amounts include redeemable noncontrolling interests in consolidated entities and equity attributable to nonredeemable noncontrolling interests in consolidated entities.

Cash and cash equivalents

Cash and cash equivalents increased by $359.4 million from $1,049.0 million at December 31, 2019 to $1,408.4 million at December 31, 2020. See “Cash Flows Discussion” in the following section within this Management's Discussion and Analysis for additional discussion regarding the movements in cash flows during the periods. See Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies - Cash and Cash Equivalents,” regarding requirements to retain liquid resources in certain jurisdictions.

Investments

As of December 31, 2020, we had $826.8 million in investments (December 31, 2019: $829.5 million). Included in investments are $153.5 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $202.7 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments decreased by a net $82.0 million during the year ended December 31, 2020. The decreases in the period were redemptions of $311.5 million and $17.1 million of market valuation changes and foreign exchange movements. The decrease in the period was partially offset by purchases of $56.5 million and a non-cash increase of $190.1 million due to the deconsolidation of certain CIP in the period (restoring the company's formerly eliminated investment balances). Investments related to deferred compensation awards increased by a net $10.3 million during the period due to purchases of $25.1 million and $17.1 million of market valuation changes and foreign exchange movements. The increase in the period was partially offset by dispositions of $31.9 million.

Included in investments are $426.1 million in equity method investments in Invesco Great Wall and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2019: $350.8 million). The increase of $75.3 million in equity method investments was driven by an increase from partnership contributions of $53.2 million, $72.7 million in current period earnings and a non-cash increase of $49.4 million related to the deconsolidation of certain investments during the period (restoring the company's formerly eliminated investment balances). This increase was partially offset by a decrease of $71.8 million due to distributions from partnership investments, $27.6 million due to the Invesco Great Wall dividend and $0.6 million in market valuation changes and foreign exchange rates. Also included in investments are foreign time deposits of $29.9 million, a decrease of $2.1 million from the December 31, 2019 balance of $32.0 million.

Assets held for policyholders and policyholder payables

One of our subsidiaries, Invesco Pensions Limited, is an insurance company that was established to facilitate retirement savings plans in the UK. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The decrease in the balance of these accounts from $10,835.6 million at December 31, 2019 to $7,582.1 million at December 31, 2020, was the result of net business outflows of $3,357.5 million and negative market movements of $3.6 million, partially offset by positive foreign exchange rate movements of $107.6 million.

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

2020: In an effort to maintain financial flexibility and maintain capital strength, the company reduced our common dividend to $0.155 per common share beginning with the dividend paid in the second quarter of 2020. Also, on April 23, 2020, the company announced its plan to redeem approximately $200 million of seed capital investments where appropriate from certain of our investment products. As of December 31, 2020, the company has redeemed $232 million of seed capital investments.

As the company’s focus is on increasing financial strength and building liquidity, the company did not repurchase any of its shares in the open market during 2020. An aggregate of 3.4 million common shares were withheld in the amount of $47.1 million related to tax withholding requirements on employee share vestings during the year ended December 31, 2020.

In regard to its previously completed forward contracts, the company prepaid $191 million against the forward payable, resulting in a remaining forward contract liability of $309 million as of December 31, 2020. The $117 million liability related to the forward contract entered into on May 13, 2019 was settled on January 4, 2021. The remaining amounts owed on the forward contracts entered into in July and August of 2019 will settle on April 1, 2021 for $177 million ($192 million liability net of $15 million of collateral paid). Refer to Note 10, "Share Capital," for additional details.

As of December 31, 2020 the balance on the $1.5 billion capacity credit facility was zero.

2019: As discussed in Note 2, “Business Combinations, the company completed its acquisition of OppenheimerFunds on May 24, 2019. Consideration for the acquisition included 81.9 million shares, which were composed of 75.7 million newly issued common shares and 6.2 million employee restricted common stock awards. The company also issued $4.0 billion in perpetual, non-cumulative preferred shares with a 21-year non-call period and a fixed rate of 5.9%. See “Dividends” section below for a discussion of the preferred and common dividends.

The company repurchased 5.6 million common shares in open market transactions utilizing $110.8 million in cash and entered into three forward contracts during 2019, whereby the counterparty purchased $500.0 million (25.8 million shares) of the company’s common shares. See Note 10, “Share Capital,” for details of these forward contracts and the related treasury shares recorded as of December 31, 2019. Additionally, during the year, 3.3 million common shares were withheld on vesting events in the amount of $59.0 million relating to purchases of common shares from employees to satisfy tax withholding requirements at the time of common share vesting. The forward contract completed in the fourth quarter of 2018 for $300 million of common shares settled on July 1, 2019.

During 2019, the company paid $330.8 million towards the outstanding balance on the credit facility. As of December 31, 2019 the remaining balance on the credit facility was zero.

Capital Management

Our capital management priorities have evolved with the growth and success of our business and include:

•Reinvestment in the business;
•Maintain strong balance sheet;
•Moderate growth of dividends (as further discussed in the "Dividends" section below); and
•Share repurchases.

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

All of our regulated EU and UK subsidiaries are subject to consolidated capital requirements under applicable EU and UK requirements, including those arising from the EU's Capital Requirements Directive and the UK's Internal Capital Adequacy Assessment Process (ICAAP), and we maintain capital within this European sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. We are in compliance with all regulatory minimum net capital requirements. As of December 31, 2020, the company's minimum regulatory capital requirement was $763.6 million (December 31, 2019: $753.6 million); the increase was primarily driven by the strengthening of the Pound Sterling against the U.S. Dollar partially offset by lower AUM in the UK.

The total amount of non-U.S. cash and cash equivalents was $1,034.8 million at December 31, 2020 (December 31, 2019: $847.0 million).

The consolidation of $8,387.2 million and $6,714.1 million of total assets and long-term debt of CIP as of December 31, 2020, respectively, did not impact the company’s liquidity and capital resources. The majority of CIP balances related to consolidated CLOs. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s direct investments in, and management and performance fees generated from these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Item 8, Financial Statements and Supplementary Data - Note 21, “Consolidated Investment Products,” for additional details.

Cash Flow Discussion

The ability to consistently generate cash flow from operations in excess of dividend payments, common share repurchases, capital expenditures and ongoing operating expenses is one of our company's fundamental financial strengths. Operations continue to be financed from current earnings and borrowings. Our principal uses of cash, other than for operating expenses, include dividend payments, capital expenditures, acquisitions, purchase of our common shares in the open market and investments in certain new investment products.

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flow information, excluding the impact of the cash flows of Consolidated Investment Products for the reasons outlined in footnote 1 to the table:

Cash Flow Information (1)	Year ended December 31, 2020			Year ended December 31, 2019			Year ended December 31, 2018
$ in millions	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash and cash equivalents, beginning of the period	1,701.2	652.2	1,049.0	1,805.4	657.7	1,147.7	2,517.7	511.3	2,006.4
Cash flows from operating activities (1)	1,230.3	(72.7)	1,303.0	1,116.6	(158.3)	1,274.9	828.8	(234.2)	1,063.0
Cash flows from investing activities	(865.1)	(735.4)	(129.7)	(1,425.4)	(1,507.4)	82.0	(2,898.7)	(1,248.0)	(1,650.7)
Cash flows from financing activities	(285.9)	426.3	(712.2)	201.3	1,674.6	(1,473.3)	1,540.0	1,767.2	(227.2)
Increase/(decrease) in cash and cash equivalents	79.3	(381.8)	461.1	(107.5)	8.9	(116.4)	(529.9)	285.0	(814.9)
Foreign exchange movement on cash and cash equivalents	53.3	25.8	27.5	10.7	(7.0)	17.7	(44.8)	(1.0)	(43.8)
Net cash inflows (outflows) upon consolidation/deconsolidation of CIP	5.5	5.5	—	(7.4)	(7.4)	—	(137.6)	(137.6)	—
Cash, cash equivalents and restricted cash, end of the period	1,839.3	301.7	1,537.6	1,701.2	652.2	1,049.0	1,805.4	657.7	1,147.7

Cash and cash equivalents	1,408.4	—	1,408.4	1,049.0	—	1,049.0	1,147.7	—	1,147.7
Restricted cash	129.2	—	129.2	—	—	—	—	—	—
Cash and cash equivalents of CIP	301.7	301.7	—	652.2	652.2	—	657.7	657.7	—
Total cash, cash equivalents and restricted cash per consolidated statement of cash flows	1,839.3	301.7	1,537.6	1,701.2	652.2	1,049.0	1,805.4	657.7	1,147.7
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
As discussed in Note 2, “Business Combinations,” the OppenheimerFunds acquisition purchase price was allocated to the assets acquired and liabilities assumed at fair value as of the date of the transaction. The issuance of common stock and preferred stock consideration represents a non-cash financing activity related to the statement of cash flows.

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

During 2020, cash provided by operating activities was $1,230.3 million compared to $1,116.6 million provided during 2019 (an increase of $113.7 million). As shown in the tables above, the impact of CIP to operating activities was $72.7 million of cash used during 2020 compared to $158.3 million of cash used during 2019. Excluding the impact of CIP, cash provided by operations was $1,303.0 million during 2020 compared to $1,274.9 million of cash provided by operations during 2019. Cash inflows for the year ended December 31, 2020, excluding the impact of CIP, included a $112.2 million increase in operating income as well as net investment redemptions of $293.8 million, including seed money and deferred compensation investments (year ended December 31, 2019: net investment redemptions of $156.4 million). Inflows were partially offset by net outflows from the changes in payables and receivables due to the timing of payments and receipts compared to net inflows in the year ended December 31, 2019.

Investing Activities

Net cash used in investing activities totaled $865.1 million for the year ended December 31, 2020 (2019: net cash used in $1,425.4 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $735.4 million used (2019: $1,507.4 million used). Excluding the impact of CIP cash flows, net cash used in investing activities was $129.7 million (2019: net cash provided of $82.0 million).

Cash outflows for the year ended December 31, 2020, excluding the impact of CIP, included purchases of investments of $200.3 million (year ended December 31, 2019: $325.7 million), partially offset by collected proceeds of $185.6 million from sales and returns of capital of investments (year ended December 31, 2019: $215.5 million). Investing inflows for the year ended December 31, 2019 also included net cash acquired of $290.5 million primarily related to the OppenheimerFunds acquisition (See Note 2, "Business Combinations," for additional information regarding cash acquired as a result of the acquisition) as well as net collateral received of $26.0 million on the forward contracts. As of December 31, 2019, the collateral was in a net receivable position.

During the year ended December 31, 2020, the company had capital expenditures of $115.0 million (2019: $124.3 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow and tools to prevent security breaches from external threats. Also, in each period, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows. In 2020, our capital expenditures also included remaining technology integrations related to the OppenheimerFunds acquisition.

Financing Activities

Net cash used in financing activities totaled $285.9 million for the year ended December 31, 2020 (2019: cash provided of $201.3 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $426.3 million during the year (2019: cash provided of $1,674.6 million). Excluding the impact of CIP, financing activities used cash of $712.2 million in the year ended December 31, 2020 (2019: cash used of $1,473.3 million).

Financing cash outflows during the year ended December 31, 2020 included $357.4 million of dividend payments for the common dividends declared in January, April, July and October 2020 (year ended December 31, 2019: dividends paid of $529.1 million), $236.8 million of preferred dividend payments for dividends declared in January, April, July and October 2020 (year ended December 31, 2019: $123.6 million for dividends declared in July and November 2019), a $190.6 million prepayment on the forward contracts, the payment of $47.1 million to meet employees' withholding tax obligations on common share vestings (year ended December 31, 2019: $59.0 million) and a payment of $22.3 million of contingent consideration (year ended December 31, 2019: $20.0 million). These outflows were partially offset by inflows of $142.0 million of net collateral received on the forward contracts. As of December 31, 2020, the collateral was in a net payable position. Financing outflows for the year ended December 31, 2019 also included net repayment on the credit facility of $330.8 million, $300 million settlement of the forward contract completed in the fourth quarter of 2018, and purchases of common shares through open market transactions totaling $110.8 million.

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

On January 26, 2021, the company announced a preferred dividend of $14.75 per preferred share to the holders of preferred shares, representing the period from December 1, 2020 through February 28, 2021, payable on March 1, 2021, to shareholders of record at the close of business on February 16, 2021.

On January 26, 2021, the company declared a fourth quarter 2020 dividend of $0.155 per common share, payable on March 2, 2021, to shareholders of record at the close of business on February 16, 2021 with an ex-dividend date of February 12, 2021.

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

Common Share Repurchase Plan

During the year ended December 31, 2020, no common shares were repurchased in the open market (December 31, 2019: 5.6 million shares at a cost of $110.8 million). Separately, an aggregate of 3.4 million common shares were withheld on vesting events during the year ended December 31, 2020 to meet employees' withholding tax obligations (December 31, 2019: 3.3 million). The fair value of these shares withheld at the respective withholding dates was $47.1 million (December 31, 2019: $59.0 million).

During the year ended December 31, 2019, the company entered into three forward contracts to repurchase $500.0 million of shares as part of its announced $1.2 billion common stock buyback program. Under these contracts, the counterparty purchased 25.8 million shares during the year ended December 31, 2019. See Note 10, “Share Capital,” for details of these forward contracts. At December 31, 2020, approximately $732.2 million remained authorized under the company's common share repurchase authorization approved by the Board on July 22, 2016 (December 31, 2019: $732.2 million).

The forward contract completed on May 13, 2019 for $200 million of common shares settled on January 4, 2021. Remaining contracts settle on April 1, 2021.

Long-term debt

The carrying value of our long-term debt at December 31, 2020 was $2,082.6 million (December 31, 2019: $2,080.3 million) and was comprised of the following:

$ in millions	December 31, 2020	December 31, 2019
$1.5 billion floating rate credit facility expiring August 11, 2022	—	—
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	598.7	598.1
$600 million 4.000% - due January 30, 2024	596.8	595.8
$500 million 3.750% - due January 15, 2026	496.7	496.1
$400 million 5.375% - due November 30, 2043	390.4	390.3
Long-term debt	2,082.6	2,080.3

For the year ended December 31, 2020, the company's weighted average cost of debt was 3.77% (year ended December 31, 2019: 3.93%).

Financial covenants under the credit agreement include: (i) the quarterly maintenance of an adjusted debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) an interest coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of December 31, 2020, we were in compliance with our financial covenants. At December 31, 2020, our leverage ratio was 1.37:1.00 (December 31, 2019: 1.31:1.00), and our interest coverage ratio was 11.83:1.00 (December 31, 2019: 11.76:1.00).

The December 31, 2020 and 2019 coverage ratio calculations are as follows:

	Last four quarters ended
$ millions	December 31, 2020	December 31, 2019
Net income attributable to Invesco Ltd.	524.8	564.7
Dividends on preferred shares	236.8	123.6
Impact of CIP on net income attributable to Invesco Ltd.	(9.4)	1.6
Tax expense	261.6	235.1
Amortization/depreciation	203.5	177.6
Interest expense	129.3	135.7
Common share-based compensation expense	188.5	207.5
Unrealized (gains)/losses from investments, net (1)	(5.6)	(37.1)
Pre-acquisition EBITDA of acquired business	—	186.6
EBITDA (2)	1,529.5	1,595.3
Adjusted debt (2)	$2,094.2	$2,091.5
Leverage ratio (Adjusted debt/EBITDA - maximum 3.25:1.00)	1.37	1.31
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	11.83	11.76
____________

(1)Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.
(2)EBITDA and Adjusted debt are non-GAAP financial measures that are used by management in connection with certain debt covenant calculations under our credit agreement. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals long-term debt of $2,082.6 million plus $11.6 million in letters of credit.

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

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of December 31, 2020, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,408.4 million. See Item 8, Financial Statements and Supplementary Data - Note 22, “Related Parties,” for information regarding cash and cash equivalents invested in affiliated money market funds.

The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as the same become due. The company is exposed to liquidity risk through its $2,082.6 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.

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

Off Balance Sheet Commitments

See Item 8, Financial Statements and Supplementary Data - Note 20, “Commitments and Contingencies - Off Balance Sheet Commitments,” for more information regarding undrawn capital commitments.

Contractual Obligations

We have various financial obligations that require future cash payments. The following table outlines the timing of payment requirements related to our commitments as of December 31, 2020:

$ in millions	Total (4,5,6,7)	Within 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (1)	2,082.6	—	598.7	596.8	887.1
Estimated interest payments on long-term debt (1)	719.1	83.0	147.2	92.5	396.4
Operating leases (2)	584.1	81.2	144.1	98.8	260.0
Purchase obligations (3)	874.3	568.2	157.1	70.0	79.0
Total	4,260.1	732.4	1,047.1	858.1	1,622.5
____________

(1)    Long-term debt includes $2,082.6 million of fixed rate debt. Fixed interest payments are reflected in the table above in the periods they are due, and include any issuance discounts. The table above includes the company's debt; debt of CIP is excluded from the table above, as the company is not obligated for these amounts. See Item 8, Financial Statements and Supplementary Data - Note 21, “Consolidated Investment Products," for additional information.

(2)    Operating leases reflect obligations for leased building space and other assets.

Included in the table above is an additional operating lease the company entered into during the third quarter of 2019, but has not yet commenced. The expected lease obligations are approximately $232.5 million which will be paid over an expected lease term of 15 years. This operating lease will commence in fiscal year 2022. See Item 8, Financial Statements and Supplementary Data - Note 15, “Operating Leases,” for additional information.

(3)    In the ordinary course of business, Invesco enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of Invesco. Purchase obligations included in the contractual obligations table above represent fixed-price contracts, which are either non-cancelable or cancelable with a penalty. At December 31, 2020, the company's obligations primarily reflect standard service contracts for portfolio, market data, office-related services and third-party marketing and promotional services. In addition, the company is a party to certain variable-price contractual arrangements (e.g., contingent future payments based on AUM levels, number of accounts, transaction volume, etc.) for which the company is reimbursed by affiliated funds and as such are not included in the table above. Purchase obligations are recorded as liabilities in the company's Consolidated Financial Statements when services are provided. Purchase obligations also include contingent consideration liabilities.

During the year ended December 31, 2019, the company entered into three forward contracts to repurchase $500.0 million of shares as part of its announced $1.2 billion common stock buyback program. At December 31, 2020 the payable was $309.0 million and is included in other liabilities. See Item 8, Financial Statements and Supplementary Data - Note 10, “Share Capital,” for additional details.

(4)    The company has capital commitments into co-invested funds that are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2020, the company's undrawn capital and purchase commitments were $453.5 million. These are not included in the above table. See Item 8, Financial Statements and Supplementary Data - Note 20, “Commitments and Contingencies,” for additional details.

(5)    The company had $61.9 million of gross unrecognized tax benefits at December 31, 2020. Due to the uncertainty with respect to the timing and amounts that will ultimately be paid, this amount has been excluded from the contractual obligations table above. See Item 8, Financial Statements and Supplementary Data, Note 17, “Taxation,” for a discussion regarding income taxes.

(6)    In addition to the contractual obligations in the table above, we periodically make contributions to defined benefit pension plans. For the years ended December 31, 2020 and 2019, we contributed $25.5 million and $24.0 million, respectively, to these plans. In 2021, we expect to contribute $15.2 million to our defined benefit pension plans. See Item 8, Financial Statements and Supplementary Data - Note 13, “Retirement Benefit Plans,” for detailed benefit pension plan information. The company has various other compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements, that are excluded from the table above.

(7)    In addition to the contractual obligations in the table above, and pursuant to an agreement entered into at the consummation of the acquisition of OppenheimerFunds, MassMutual, as the holder of seed capital investments in certain funds and accounts included in the acquisition, has the right to redeem its seed capital investments in accordance with an agreed upon schedule. In the event MassMutual exercises its redemption rights and the applicable fund or account is unable to meet such redemption (for example, due to illiquid investments or the need to maintain a level of investment in the fund), the company would be required to fund such redemption to MassMutual and seek reimbursement from the applicable fund or account at a later time when the fund or account is able to fulfill a redemption request. MassMutual has exercised its redemption rights and redeemed a portion of the seed capital per the agreed upon schedule. At December 31, 2020, the total amount of seed capital subject to this agreement is approximately $357.8 million. As of the date of this report, the company was not required to fund these redemptions nor does the company anticipate having to fund any of the seed capital subject to this agreement.

Critical Accounting Policies and Estimates

Our significant accounting policies are disclosed in Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies." Critical accounting policies and estimates are those that require complex management judgment regarding matters that are highly uncertain at the time policies were applied and estimates were made. Different estimates reasonably could have been used in the current period that would have had a material effect on these Consolidated Financial Statements, and changes in these estimates are likely to occur from period-to-period in the future. The discussion below provides information on the significant judgments and assumptions applied in each area and should be read in conjunction with the significant accounting policies footnote previously referenced.

Goodwill

Our goodwill impairment testing conducted during 2020 and 2019 indicated that the fair value of the reporting unit more likely than not exceeded its carrying value. During our annual impairment test in 2020 and 2019, management performed the optional qualitative approach which indicated that a quantitative assessment of the goodwill impairment test was not necessary. Due to the decline in our assets under management resulting from COVID-19, management also performed a quantitative goodwill impairment test which indicated no impairment. The company cannot predict the occurrence of future events that might adversely affect the reported value of goodwill that totaled $8,916.3 million and $8,509.4 million at December 31, 2020 and December 31, 2019, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the company's AUM or any other material negative change in AUM and related effective fee rates.

When management utilizes the option to first assess goodwill impairment on a qualitative basis, the totality of certain events and circumstances are assessed to determine if it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. Such events and circumstances include macroeconomic conditions, industry and market considerations, overall financial performance of the company and or significant changes in share price. If the qualitative assessment indicates that an impairment may be likely or management elected to not perform the qualitative assessment, management performs a quantitative test to determine the fair value of the reporting unit. The fair value of the reporting unit is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The income approach includes inputs that require significant management judgment, including AUM growth rates, projected effective fee rates, pre-tax profit margins, effective tax rates and discount rates.

The quantitative test includes assumptions updated for current market conditions, including the company's updated forecasts for changes in AUM due to market gains or losses and long-term net flows and the corresponding changes in revenue and expenses. Market gains are based upon historical returns of the S&P 500 index, treasury bond returns and treasury bill returns, as applicable to the company's AUM mix on the testing date. The most sensitive of these assumptions are the AUM growth rate, fee rates, operating expense and the discount rate to determine present value. The discount rates used are estimates of the weighted average cost of capital for the investment management sector reflecting the overall industry risks associated with future cash flows and have been calculated consistently from period to period. While the company believes all assumptions utilized in our assessment are reasonable and appropriate, changes in these estimates could produce different fair value amounts and therefore different goodwill impairment assessments.

Intangible Assets

Where evidence exists that the underlying arrangements have a high likelihood of continued renewal at little or no cost to the company, the intangible asset is assigned an indefinite life and reviewed for impairment on an annual basis. Similar to Goodwill, management has the option to first assess indefinite-lived intangible assets for qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable (i.e., the carrying amount exceeds the fair value of the intangible asset). In addition, management's judgment is required to estimate the period over which definite-lived intangible assets will contribute to the company's cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a definite-lived intangible asset, could have a significant impact on the company's amortization expense, which was $62.5 million, $52.7 million and $29.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Intangible assets not subject to amortization are tested for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. If a quantitative assessment is required, the impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If required, fair value is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The income approach includes inputs that require significant management judgment, including AUM growth rates, product mix, projected effective fee rates, pre-tax profit margins, effective tax rates and discount rates. The most sensitive of these assumptions to the determination of the estimated fair value are the AUM growth rate, fee rates, operating expense and discount rate, which is a weighted average cost of capital including consideration of company size premiums. Changes in these estimates could produce different fair value amounts and therefore different impairment conclusions. During 2020 and 2019, our annual impairment reviews of indefinite-lived intangible assets determined that no impairment existed at the respective review dates, the classifications of indefinite-lived and definite-lived remain appropriate, and no changes to the expected lives of the definite-lived intangible assets were required. Due to the decline in our assets under management resulting from COVID-19, management also performed a quantitative impairment test on certain indefinite-lived intangible assets in the first quarter of 2020 which indicated no impairment.

Income Taxes

We operate in numerous countries, states and other taxing jurisdictions. The income tax laws are complex and subject to different interpretations by the taxpayer and the relevant taxing authorities. Significant judgment is required in the determination of our annual income tax provision~~s~~, which includes the assessment of deferred tax assets and uncertain tax positions, as well as the interpretation and application of existing and newly enacted tax laws, regulation changes, and new judicial rulings. Therefore, it is possible that actual results will vary from those recognized in our Consolidated Financial Statements due to changes in the interpretation of applicable guidance or as a result of examinations by taxing authorities.

Deferred tax assets, net of any associated valuation allowance, have been recognized based on management's belief that taxable income of the appropriate character, more likely than not, will be sufficient to realize the benefits of these assets over time. In the event that actual results differ from our expectations, or if our historical trends of positive operating income changes, we may be required to record a valuation allowance on some or all of these deferred tax assets, which may have a significant effect on our financial condition and results of operations. In assessing whether a valuation allowance should be established against a deferred income tax asset, the company considers all available evidence, which includes the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carry back and carry forward periods, among other factors.

In the assessment of uncertain tax positions, significant judgment is required to estimate the range of possible outcomes and determine the probability, on a more likely than not basis, of favorable or unfavorable outcomes upon ultimate settlement of an issue. Unrecognized tax benefits as well as the related interest and penalties, are regularly evaluated and adjusted as appropriate to reflect changes that could impact the relative merits and risks of tax positions. The company recognizes any interest and penalties related to unrecognized tax benefits on the Consolidated Statements of Income as components of income tax expense.

CIP

Assessing if an entity is a variable interest entity (VIE) or voting interest entity (VOE) involves judgment and analysis on a structure-by-structure basis. Factors assessed as part of the analysis include the legal organization of the entity, the company's contractual involvement with the entity and any related party or de facto agent implications of the company's involvement with the entity. A VIE, in the context of the company and its managed funds, is a fund that does not have sufficient equity to finance its operations without additional subordinated financial support, or a fund for which the risks and rewards of ownership are not directly linked to voting interests. If the company is deemed to have the power to direct the activities of the fund that most significantly impact the fund's economic performance, and the obligation to absorb losses/right to receive benefits from the fund that could potentially be significant to the fund, then the company is deemed to be the fund's primary beneficiary and is required to consolidate the fund. Assessing if the company has the power to direct the activities that most significantly impact the fund’s economic results may involve significant judgment.

As of December 31, 2020, the company consolidated CIP that held investments of $7,910.0 million (December 31, 2019: $7,808.0 million).

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

As described in Item 8, Financial Statements and Supplementary Data - Note 20, “Commitments and Contingencies,” the company has accrued an estimated liability of $387.8 million related to a restatement of certain historical fund financial statements. The liability represents the expected reimbursement to fund shareholders and excludes any amounts that may be recovered through indemnification and insurance recoveries, as well as other remediation costs related to the matter, such as legal and consulting costs, or the costs of communicating with fund shareholders. Uncertainties remain as of the date of this report regarding the nature, scope and amounts of such costs, as well as the degree to which the company will ultimately be financially responsible for bearing such costs.

Regarding the estimated liability, the primary source of uncertainty is the activity of the underlying fund shareholders in omnibus accounts, the majority of which data the company has not yet received. The determination of the liability due to each fund shareholder will be based on a number of factors, including:

•The timing of fund shareholder transactions,
•The frequency and magnitude of fund shareholder transactions,
•The dates on which each fund shareholder opened and closed his or her account, and
•The difference between the historical net asset value of the Funds and the corrected price on the dates when a fund shareholder engaged in transaction activity and the Funds made distributions

The calculation of the liability depends on these variables in the aggregate; therefore, it is not possible to evaluate the impact of possible trends in each variable on the overall calculation. Additionally, given the unique nature of each outstanding third-party data set, we are not able to determine a range of reasonably possible outcomes at this time.

Recent Accounting Standards

See Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies - Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements.”

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk and foreign exchange rate risk.

AUM Market Price Risk

The company's investment management revenues are comprised of fees based on the value of AUM. Declines in the market prices of equity and fixed income securities, commodities and derivatives, or other similar financial instruments held in client portfolios could cause revenues to decline because of lower investment management fees by:

•Causing the value of AUM to decrease.
•Causing the returns realized on AUM to decrease (impacting performance fees).
•Causing clients to withdraw funds in favor of investments in markets that they perceive to offer greater opportunity and that the company does not serve.
•Causing clients to rebalance assets away from investments that the company manages into investments that the company does not manage.
•Causing clients to reallocate assets away from products that earn higher revenues into products that earn lower revenues.

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

Securities Market Risk

The company's exposure to market risk from financial instruments measured at fair value arises from its investments and also from its contingent consideration liability. The following table summarizes the impact of a 10% increase or decrease in the fair values of these financial instruments:

	December 31, 2020
$ in millions	Fair Value	Fair Value assuming 10% increase	Fair Value assuming 10% decrease
Equity investments (a)	360.3	396.3	324.3
Total assets measured at fair value exposed to market risk	360.3	396.3	324.3

Direct investments in CIP (b)	426.5	469.2	383.9

Contingent consideration liability (c)	(18.6)	(20.5)	(16.7)
____________

(a)If such a 10% increase or decrease in fair values were to occur, the change attributable to $360.3 million of these equity investments would result in a corresponding increase or decrease in our pre-tax earnings. At December 31, 2020, $202.7 million of these equity investments are held to hedge economically certain deferred compensation plans in which the company participates. In addition to holding equity investments, in 2017, the company purchased a total return swap to economically hedge certain deferred compensation plans. The notional value of the total return swap at December 31, 2020 was $279.3 million. The company recognizes as compensation expense the appreciation or depreciation of the compensation liability over the award's vesting period in proportion to the vested amount of the award. The company immediately recognizes the appreciation or depreciation of these investments, which is included in other gains and losses. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting net income, which will reverse and will offset to zero over the life of the award at the end of the multi-year vesting period.
(b)These represent Invesco’s direct investments in investment products that are consolidated. Upon consolidation, these direct investments are eliminated, and the assets and liabilities of the CIP are consolidated in the Consolidated Balance Sheets, together with a noncontrolling interest balance representing the portion of the CIP owned by third parties. If a 10% increase or decrease in the fair values of Invesco’s direct investments in CIP were to occur, it would result in a corresponding increase or decrease in our net income attributable to Invesco Ltd.
(c)During 2015, the company acquired investment management contracts from Deutsche Bank. This liability represents the purchase price, which was comprised solely of contingent consideration payable in future periods and is linked to future revenues generated from the contracts. In connection with the OppenheimerFunds acquisition (see Note 2, “Business Combinations”), Invesco acquired a contingent consideration liability related to historical OppenheimerFunds transactions. Additionally, the company made other digital wealth acquisitions during 2019, which resulted in a contingent consideration liability linked to sales targets during 2020, 2021 and 2022. The contingent consideration liabilities referenced above were recorded at fair value at each respective acquisition date and subsequent changes in the fair value are recorded in Other gains and losses, net in the Consolidated Statements of Income. If a 10% increase or decrease in the fair value of the contingent consideration liability were to occur, it would result in a corresponding increase or decrease in our net income attributable to Invesco Ltd.
Cash balances invested in money market funds of $947.3 million have been excluded from the table above. These are valued under the market approach at the net asset value of the underlying funds, which is maintained at $1. Assets held for policyholders of $7,582.1 million have also been excluded from the table above. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability to the policyholders, which is linked to the value of the investments. The investments and the policyholder payables held by this business are carried in the Consolidated Balance Sheets as separate account assets and liabilities at fair value in accordance with ASC Topic 944, “Financial Services - Insurance.” Changes in fair value are recorded and offset to zero in the Consolidated Statements of Income in other operating revenues. Increases or decreases in the fair value of these investments will therefore have no impact to our pre-tax earnings.

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On December 31, 2020, the interest rates on 100.0% of the company's borrowings were fixed for a weighted average period of 6.9 years, and the company had a balance of zero on its floating rate credit facility.

The interest rate profile of the financial liabilities of the company on December 31 was:

$ in millions	December 31, 2020	December 31, 2019
Long-term debt
Fixed rate	2,082.6	2,080.3
Floating rate	—	—
Total	2,082.6	2,080.3

Weighted average interest rate percentage	3.8%	3.9%
Weighted average period for which rate is fixed in years	6.9	7.9

See Item 8, Financial Statements and Supplementary Data, Note 9, “Debt,” for additional disclosures relating to the U.S. Dollar floating and fixed rate obligations.

The sensitivity of our financial assets to interest rate risk is immaterial.

Foreign Exchange Rate Risk

The company has transactional currency exposures that occur when any of the company’s subsidiaries receive or pay cash in a currency different from its functional currency. Such exposure arises from sales or purchases by operating subsidiaries in currencies other than the subsidiaries’ functional currencies. These exposures are not actively managed.

The company also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco Ltd. A strengthening U.S. Dollar has a negative impact on the company's foreign currency denominated earnings when presented in U.S. Dollars. The company's most significant foreign exchange rate risk exposure relates to the translation of Pound Sterling-denominated transactions into the U.S. Dollar reporting currency. The company’s put option contract to hedge its Pound-Sterling-based operating income expired on June 30, 2020. Item 8, Financial Statements and Supplementary Data, Note 19, "Geographic Information," contains disclosure of revenue by geography. Revenues from external customers earned in the U.K. is an indicator of the company's exposure to the Pound Sterling; however, expenses incurred in the U.K. provide a natural offset to the company's exposure to the Pound Sterling.

The company is exposed to foreign exchange revaluation into the Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries' functional currencies. Net foreign exchange revaluation losses were $4.5 million in 2020 (2019: $13.6 million of losses) and are included in general and administrative expenses and other gains and losses, net on the Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation and have put in place net investment hedge structures discussed in Part II, Item 8, Financial Statements, Note 11--"Other Comprehensive Income/(Loss)."

Supplementary Quarterly Financial Data

The following is selected unaudited consolidated data for Invesco Ltd. for the quarters indicated:

	2020				2019
$ in millions, except per common share data	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Operating revenues:
Investment management fees	1,148.8	1,096.8	1,037.1	1,168.3	1,254.2	1,257.1	1,071.3	923.7
Service and distribution fees	367.8	352.7	332.7	365.8	378.0	385.1	294.1	219.3
Performance fees	57.3	—	3.5	4.8	49.8	14.9	15.7	21.8
Other	56.2	48.1	45.7	60.0	60.8	63.5	58.3	49.8
Total operating revenues	1,630.1	1,497.6	1,419.0	1,598.9	1,742.8	1,720.6	1,439.4	1,214.6
Operating expenses:
Third-party distribution, service and advisory	507.7	480.8	444.0	515.1	528.1	545.1	451.8	368.0
Employee compensation	486.9	444.5	454.6	421.9	460.1	446.0	421.9	381.3
Marketing	20.6	15.6	14.4	32.7	41.0	33.2	33.4	28.0
Property, office and technology	126.1	127.5	128.3	130.4	140.8	131.2	114.9	107.2
General and administrative	95.9	89.7	188.9	106.3	121.7	104.5	94.2	83.8
Transaction, integration and restructuring	175.1	71.0	71.7	75.5	136.5	185.5	304.9	46.1
Total operating expenses	1,412.3	1,229.1	1,301.9	1,281.9	1,428.2	1,445.5	1,421.1	1,014.4
Operating income	217.8	268.5	117.1	317.0	314.6	275.1	18.3	200.2
Other income/(expense):
Equity in earnings of unconsolidated affiliates	26.0	18.6	11.2	16.9	9.5	19.8	12.1	15.0
Interest and dividend income	9.1	2.6	2.4	6.4	14.0	5.9	3.9	4.7
Interest expense	(24.4)	(33.8)	(34.8)	(36.3)	(34.6)	(35.0)	(33.0)	(33.1)
Other gains and losses, net	59.9	31.5	60.0	(106.5)	(3.3)	13.8	24.1	31.1
Other income/(expense) of CIP, net	111.3	99.2	(50.5)	(20.1)	22.8	37.0	51.1	38.9
Income before income taxes	399.7	386.6	105.4	177.4	323.0	316.6	76.5	256.8
Income tax (provision)/benefits	(68.9)	(91.9)	(43.4)	(57.4)	(80.4)	(74.0)	(14.5)	(66.2)
Net income	330.8	294.7	62.0	120.0	242.6	242.6	62.0	190.6
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(60.5)	(43.8)	37.7	20.7	(3.6)	(11.1)	(21.9)	(12.9)
Less: Dividends declared on preferred shares	(59.2)	(59.2)	(59.2)	(59.2)	(59.2)	(64.4)	—	—
Net income attributable to Invesco Ltd.	211.1	191.7	40.5	81.5	179.8	167.1	40.1	177.7
Earnings per common share (1):
Basic	$0.46	$0.42	$0.09	$0.18	$0.40	$0.36	$0.09	$0.44
Diluted	$0.46	$0.41	$0.09	$0.18	$0.39	$0.36	$0.09	$0.44
Average common shares outstanding (1):
Basic	461.0	461.1	460.1	455.7	454.1	462.8	431.6	401.6
Diluted	463.5	463.5	463.1	458.9	457.9	466.9	433.8	401.9
Dividends declared per common share:	$0.16	$0.16	$0.16	$0.31	$0.31	$0.31	$0.31	$0.30
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

Under the supervision, and with the participation of the chief executive officer and chief financial officer, management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2020.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Invesco Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Invesco Ltd. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for Income Taxes

As described in Notes 1 and 17 to the consolidated financial statements, the Company recorded income tax expense of $261.6 million for the year ended December 31, 2020, and had net deferred tax assets of $318.8 million, including a valuation allowance of $104.5 million, and total gross unrecognized income tax benefits of $61.9 million as of December 31, 2020, $50.5 million of which would affect the Company's effective tax rate if recognized in future periods. The Company files U.S. federal, U.S. state and local, and numerous foreign income tax returns. As disclosed by management, significant judgment is required in the determination of the Company’s annual income tax provisions, which includes the assessment of deferred tax assets and uncertain tax positions, as well as the interpretation and application of existing and newly enacted tax laws, regulation changes, and new judicial rulings.

The principal considerations for our determination that performing procedures relating to the accounting for income taxes is a critical audit matter are the significant judgment by management when determining the provision for income taxes, including the interpretation and application of newly enacted tax laws, regulation changes, and new judicial rulings; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s interpretation and application of newly enacted tax laws, regulation changes, and new judicial rulings.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the provision for income taxes, including controls over the interpretation and application of newly enacted tax laws, regulation changes, and new judicial rulings. These procedures also included, among others, (i) evaluating management’s assessment of the applicability of newly enacted tax laws, regulation changes, and new judicial rulings; (ii) testing management's income tax calculations, including testing the completeness and accuracy of the underlying data and considering the Company's compliance with tax laws; and (iii) evaluating the status and results of income tax audits with the relevant tax authorities.

Commitments and Contingencies - OppenheimerFunds Acquisition-Related Matter

As described in Note 20 to the consolidated financial statements, as of December 31, 2020, the Company accrued an estimated liability of $387.8 million for remediation costs related to a restatement of historical financial statements for certain funds acquired as part of the Company’s acquisition of OppenheimerFunds, which represents the expected reimbursement to certain fund shareholders from the Company. The estimate is based primarily on management’s assumptions around the activity of the underlying fund shareholders in the omnibus accounts, the majority of which data the Company has not yet received. Estimation of the liability involves significant judgment, and as disclosed by management, the determination of liability due to each fund shareholder is based on a number of factors including the timing of fund shareholder transactions, the frequency and magnitude of fund shareholder transactions, the dates on which each fund shareholder opened and closed his or her account, and the difference between the historical net asset value of the Funds and the corrected price on the dates when a fund shareholder engaged in transaction activity and the Funds made distributions.

The principal considerations for our determination that performing procedures relating to OppenheimerFunds acquisition-related matter is a critical audit matter are (i) the significant judgment by management when determining the estimated liability for expected reimbursement to certain fund shareholders, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s assumptions around the activity of the underlying shareholders in the omnibus accounts, the majority of which data the Company has not yet received; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination of the liability for expected reimbursement to certain fund shareholders. These procedures also included, among others (i) testing management’s process for determining the estimated liability; (ii) evaluating the appropriateness of the methodology; (iii) testing the completeness and accuracy of the available data on the activity of the underlying shareholders; and (iv) evaluating the reasonableness of management’s assumptions around the activity of the underlying shareholders in the omnibus accounts, the majority of which data the Company has not yet received. Professionals with specialized skill and knowledge were used to assist in testing the completeness and accuracy of the available data.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 18, 2021

We have served as the Company’s auditor since 2013.

Invesco Ltd.
Consolidated Balance Sheets

	As of
$ in millions, except per share data	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	1,408.4	1,049.0
Unsettled fund receivables	109.4	162.7
Accounts receivable	741.1	855.6
Investments	826.8	829.5
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	301.7	652.2
Accounts receivable and other assets of CIP	175.5	172.9
Investments of CIP	7,910.0	7,808.0
Assets held for policyholders	7,582.1	10,835.6
Prepaid assets	149.2	144.0
Other assets	514.2	459.6
Property, equipment and software, net	563.8	583.5
Intangible assets, net	7,305.6	7,358.3
Goodwill	8,916.3	8,509.4
Total assets	36,504.1	39,420.3
LIABILITIES
Accrued compensation and benefits	973.7	1,030.7
Accounts payable and accrued expenses	1,920.4	1,904.0
Liabilities of CIP:
Debt of CIP	6,714.1	6,234.6
Other liabilities of CIP	588.6	949.6
Policyholder payables	7,582.1	10,835.6
Unsettled fund payables	98.4	154.2
Long-term debt	2,082.6	2,080.3
Deferred tax liabilities, net	1,523.5	1,529.5
Total liabilities	21,483.4	24,718.5
Commitments and contingencies (See Note 20)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	211.8	383.5
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized, issued and outstanding as of December 31, 2020 and 2019, respectively)	4,010.5	4,010.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million and 566.1 million shares issued as of December 31, 2020 and 2019, respectively)	113.2	113.2
Additional paid-in-capital	7,811.4	7,860.8
Treasury shares	(3,253.8)	(3,452.5)
Retained earnings	6,085.0	5,917.8
Accumulated other comprehensive income/(loss), net of tax	(404.5)	(587.3)
Total equity attributable to Invesco Ltd.	14,361.8	13,862.5
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	447.1	455.8
Total permanent equity	14,808.9	14,318.3
Total liabilities, temporary and permanent equity	36,504.1	39,420.3

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Income

	Years ended December 31,
$ in millions, except per common share data	2020	2019	2018
Operating revenues:
Investment management fees	4,451.0	4,506.3	4,082.3
Service and distribution fees	1,419.0	1,276.5	968.5
Performance fees	65.6	102.2	56.9
Other	210.0	232.4	206.4
Total operating revenues	6,145.6	6,117.4	5,314.1
Operating expenses:
Third-party distribution, service and advisory	1,947.6	1,893.0	1,608.2
Employee compensation	1,807.9	1,709.3	1,494.4
Marketing	83.3	135.6	134.8
Property, office and technology	512.3	494.1	410.5
General and administrative	480.8	404.2	324.4
Transaction, integration and restructuring	393.3	673.0	136.9
Total operating expenses	5,225.2	5,309.2	4,109.2
Operating income	920.4	808.2	1,204.9
Other income/(expense):
Equity in earnings of unconsolidated affiliates	72.7	56.4	33.8
Interest and dividend income	20.5	28.5	21.3
Interest expense	(129.3)	(135.7)	(111.5)
Other gains and losses, net	44.9	65.7	(40.0)
Other income/(expense) of CIP, net	139.9	149.8	29.6
Income before income taxes	1,069.1	972.9	1,138.1
Income tax provision	(261.6)	(235.1)	(255.0)
Net income	807.5	737.8	883.1
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(45.9)	(49.5)	(0.3)
Dividends on preferred shares	(236.8)	(123.6)	—
Net income attributable to Invesco Ltd.	524.8	564.7	882.8

Earnings per common share:
-basic	$1.14	$1.29	$2.14
-diluted	$1.13	$1.28	$2.14

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Comprehensive Income

	Years ended December 31,
$ in millions	2020	2019	2018
Net income	807.5	737.8	883.1
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	182.7	155.6	(327.1)
Actuarial gain/(loss) related to employee benefit plans	(6.3)	(10.8)	(13.0)
Other comprehensive income/(loss), net of tax	6.4	2.9	(0.5)
Other comprehensive income/(loss)	182.8	147.7	(340.6)
Total comprehensive income/(loss)	990.3	885.5	542.5
Comprehensive (income)/loss attributable to noncontrolling interests in consolidated entities	(45.9)	(49.5)	(0.3)
Dividends on preferred shares	(236.8)	(123.6)	—
Comprehensive (loss)/income attributable to Invesco Ltd.	707.6	712.4	542.2

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
$ in millions	2020	2019	2018
Operating activities:
Net income	807.5	737.8	883.1
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	203.5	177.6	142.1
Common share-based compensation expense	188.5	207.5	172.4
Other gains and losses, net	(44.9)	(65.7)	40.0
Other (gains)/losses of CIP, net	(32.1)	(32.9)	55.1
Equity in earnings of unconsolidated affiliates	(72.7)	(56.4)	(33.8)
Distributions from equity method investees	33.9	9.7	9.2
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	(48.2)	(213.4)	(340.7)
(Purchase)/sale of investments, net	263.1	167.0	(45.5)
(Increase)/decrease in receivables	3,744.4	934.3	944.4
Increase/(decrease) in payables	(3,812.7)	(748.9)	(997.5)
Net cash provided by/(used in) operating activities	1,230.3	1,116.6	828.8
Investing activities:
Purchase of property, equipment and software	(115.0)	(124.3)	(102.5)
Purchase of investments by CIP	(4,548.6)	(5,244.8)	(4,488.3)
Sale of investments by CIP	3,782.3	3,654.9	3,210.1
Purchase of investments	(153.6)	(229.1)	(153.5)
Sale of investments	143.2	123.3	123.1
Capital distribution from equity method investees	26.6	78.1	45.5
Collateral received/(posted), net	—	26.0	(63.8)
Purchase of business, net of cash acquired	—	290.5	(1,469.3)
Net cash provided by/(used in) investing activities	(865.1)	(1,425.4)	(2,898.7)
Financing activities:
Purchases of treasury shares	(47.1)	(469.8)	(51.8)
Dividends paid - preferred	(236.8)	(123.6)	—
Dividends paid - common	(357.4)	(529.1)	(490.6)
Third-party capital invested into CIP	185.8	289.5	465.8
Third-party capital distributed by CIP	(236.4)	(144.1)	(117.0)
Borrowings of debt of CIP	1,268.0	3,348.8	2,463.8
Repayments of debt of CIP	(791.1)	(1,819.6)	(1,045.4)
Payment on forward contracts	(190.6)	—	—
Collateral received/(posted), net	142.0	—	—
Net borrowings/(repayments) under credit facility	—	(330.8)	330.8
Payment of contingent consideration	(22.3)	(20.0)	(15.6)
Net cash provided by/(used in) financing activities	(285.9)	201.3	1,540.0
Increase/(decrease) in cash and cash equivalents	79.3	(107.5)	(529.9)
Foreign exchange movement on cash and cash equivalents	27.5	17.7	(43.8)
Foreign exchange movement on cash and cash equivalents of CIP	25.8	(7.0)	(1.0)
Net cash inflows (outflows) upon consolidation/deconsolidation of CIP	5.5	(7.4)	(137.6)
Cash and cash equivalents, beginning of period	1,701.2	1,805.4	2,517.7
Cash, cash equivalents and restricted cash, end of period	1,839.3	1,701.2	1,805.4

Cash and cash equivalents	1,408.4	1,049.0	1,147.7
Restricted cash (1)	129.2	—	—
Cash and cash equivalents of CIP	301.7	652.2	657.7
Total cash, cash equivalents and restricted cash per consolidated statement of cash flows	1,839.3	1,701.2	1,805.4

Supplemental Cash Flow Information:
Interest paid	(93.1)	(99.4)	(100.8)
Interest received	2.7	9.2	8.9
Taxes paid	(223.8)	(193.7)	(322.0)
(1)    Restricted cash of $129.2 million as of December 31, 2020 is recorded in Other assets on the Consolidated Balance Sheet

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity

	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/Temporary Equity
January 1, 2020	4,010.5	113.2	7,860.8	(3,452.5)	5,917.8	(587.3)	13,862.5	455.8	14,318.3	383.5
Net income	—	—	—	—	761.6	—	761.6	34.7	796.3	11.2
Other comprehensive income	—	—	—	—	—	182.8	182.8	—	182.8	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(43.4)	(43.4)	(182.9)
Issuance of shares	—	—	—	—	—	—	—	—	—	—
Dividends declared - preferred ($59.00 per share)	—	—	—	—	(236.8)	—	(236.8)	—	(236.8)	—
Dividends declared - common ($0.78 per share)	—	—	—	—	(357.6)	—	(357.6)	—	(357.6)	—
Employee common share plans:
Common share-based compensation	—	—	188.5	—	—	—	188.5	—	188.5	—
Vested common shares	—	—	(227.3)	227.3	—	—	—	—	—	—
Other common share awards	—	—	(10.6)	18.5	—	—	7.9	—	7.9	—
Purchase of common shares	—	—	—	(47.1)	—	—	(47.1)	—	(47.1)	—
December 31, 2020	4,010.5	113.2	7,811.4	(3,253.8)	6,085.0	(404.5)	14,361.8	447.1	14,808.9	211.8

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

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity (continued)

	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/Temporary Equity
January 1, 2018	98.1	6,282.0	(2,781.9)	5,489.1	(391.2)	8,696.1	259.5	8,955.6	243.2
Adjustment for adoption of ASU 2016-01	—	—	—	3.2	(3.2)	—	—	—	—
January 1, 2018, as adjusted	98.1	6,282.0	(2,781.9)	5,492.3	(394.4)	8,696.1	259.5	8,955.6	243.2
Net income	—	—	—	882.8	—	882.8	28.3	911.1	(28.0)
Other comprehensive income (loss)	—	—	—	—	(340.6)	(340.6)	—	(340.6)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	69.6	69.6	181.0
Dividends declared - common ($1.19 per share)	—	—	—	(490.6)	—	(490.6)	—	(490.6)	—
Employee common share plans:
Common share-based compensation	—	172.4	—	—	—	172.4	—	172.4	—
Vested common shares	—	(120.6)	120.6	—	—	—	—	—	—
Other common share awards	—	1.0	6.6	—	—	7.6	—	7.6	—
Purchase of common shares	—	—	(348.9)	—	—	(348.9)	—	(348.9)	—
December 31, 2018	98.1	6,334.8	(3,003.6)	5,884.5	(735.0)	8,578.8	357.4	8,936.2	396.2

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

Accounting Pronouncements Recently Adopted

Financial Instruments. On January 1, 2020, the company adopted Accounting Standard Update 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” (ASU 2016-13) using the modified retrospective approach. ASU 2016-13 amends guidance related to reporting credit losses for financial assets measured at amortized cost and available for sale securities and adds an impairment model that is based on expected losses rather than incurred losses. Under the modified retrospective approach, entities are required to report any effect from adoption as a cumulative effect adjustment to retained earnings at the adoption date. The company has determined that there is no material impact upon adoption of this amendment.
Goodwill. On January 1, 2020, the company adopted Accounting Standards Update 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” (ASU 2017-04), which revised the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The company has adopted ASU 2017-04 using a prospective approach. In the event a reporting unit’s carrying amount exceeds fair value, the amount of impairment will equal the excess carrying value, not to exceed the total amount of goodwill allocated to the reporting unit. To the extent carrying amount exceeds fair value in a future goodwill impairment test, the amendment could change the amount of impairment expense the company records.
Cloud Computing Arrangements. On January 1, 2020, the company adopted Accounting Standards Update 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” (ASU 2018-15), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The company has adopted ASU 2018-15 using a prospective approach to all implementation costs incurred after adoption. The company has determined that there is no material impact upon adoption of this standard.
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

Certain of these investment products, typically CLOs, funds that are structured as partnership entities (such as private equity funds, real estate funds and fund-of-funds) and certain non-U.S. mutual funds, are considered, for accounting and consolidation analysis purposes, to be VIEs if the VIE criteria are met. A VIE, in the context of the company and its managed funds, is a fund that does not have sufficient equity to finance its operations without additional subordinated financial support, or a fund for which the risks and rewards of ownership are not directly linked to voting interests. If the company is deemed to have the power to direct the activities of the fund that most significantly impact the fund's economic performance, and the obligation to absorb losses/right to receive benefits from the fund that could potentially be significant to the fund, then the company is deemed to be the fund's primary beneficiary and is required to consolidate the fund.

The company's economic risk with respect to each investment in a CIP is limited to its equity ownership and any uncollected management and performance fees. See Note 21, "Consolidated Investment Products," for additional information regarding the impact of CIP.

Consolidation Analysis

The company inventories its funds by vehicle type on a quarterly basis. The company assesses modifications to existing funds on an ongoing basis to determine if a significant reconsideration event has occurred. The consolidation analysis includes a detailed review of the terms of the fund's governing documents and a comparison of the significant terms against the consolidation criteria in ASC Topic 810, including a determination of whether the fund is a VIE or a VOE. Seed money and co-investments in managed funds in which the company has determined that it is the primary beneficiary or in which the company has a controlling financial interest are consolidated if the impact of doing so is deemed material. If the company subsequently determines that it no longer controls the managed funds in which it has invested, or no longer has an obligation to absorb losses or rights to receive benefits, the company will deconsolidate the funds. If there are any remaining holdings in the managed funds or if the managed funds are not required to be consolidated, the investment is accounted for as described in the "Investments" accounting policy below.

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

The company has elected the fair value option under ASC Topic 825-10-25 to measure the assets of all consolidated CLOs at fair value. All of the investments held by VIEs are presented at fair value in the company's Consolidated Balance Sheets at December 31, 2020 and 2019. The notes issued by consolidated CLOs are measured under the measurement alternative that requires the reporting entity to measure both the financial assets and the fair value of the financial liabilities of the CLO using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The company’s earnings from consolidated CLOs reflect changes in fair value of its own economic interests in the CLOs. Gains or losses on assets and liabilities of the CLOs are not attributed to noncontrolling interests but are offset in other gains/(losses) of CIP.

Consolidation of Private Equity, Real Estate and Fund-of-Funds

The company also consolidates certain private equity funds and from time to time real estate funds that are structured as partnerships in which the company is the general partner receiving a management and/or performance fee. Private equity investments made by the underlying funds consist of direct investments in, or fund investments in other private equity funds that hold direct investments in, equity or debt securities of operating companies that are generally not initially publicly traded. Private equity funds are considered investment companies and are therefore accounted for under ASC Topic 946, “Financial Services - Investment Companies.” The company has retained the specialized industry accounting principles of these investment products in its Consolidated Financial Statements. See Note 21, “Consolidated Investment Products,” for additional details.

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

Use of Estimates

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect reported revenues, expenses, assets, liabilities and disclosure of contingent liabilities. The year ended December 31, 2020 was characterized by heightened uncertainty due to the COVID-19 pandemic, which impacted the level of judgment used in estimates and assumptions made by management. The primary estimates and assumptions made relate to goodwill and intangible impairment, certain investments which are carried at fair value, post-employment benefit plan obligations, taxes and contingent losses. Additionally, estimation is involved when determining investment and debt valuation for certain CIP; however, changes in the fair values of these amounts are largely offset by noncontrolling interests. Use of available information and application of judgment are inherent in the formation of estimates. Actual results in the future could differ from such estimates, and the differences may be material to the Consolidated Financial Statements.

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

Cash balances may not be readily accessible to the Parent due to capital adequacy requirements of certain of our subsidiaries. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the countries where it is located and is therefore not considered restricted cash.

Restricted cash primarily consists of cash collateral related to the company's share repurchase forward contracts. See Note 10, "Share Capital," for additional information. Cash and cash equivalents and restricted cash are presented separately on the Consolidated Statements of Cash Flows.

Investments

The majority of the company’s investment balances relate to balances held in affiliated funds. In the normal course of business, the company invests in various types of affiliated investment products, either as “seed money” or as longer-term investments alongside third-party investors, typically referred to as “co-investments.” Seed money investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods to allow the funds to achieve critical mass, establish their track records and obtain third-party investments. Seed money may also be held for regulatory purposes in certain jurisdictions. Co-investments are often required of the investment manager by third-party investors in closed-ended funds to demonstrate an aligning of the investment manager’s interests with those of the third-party investors. The company also invests in affiliated funds in connection with its deferred compensation plans, whereby certain employees defer portions of their annual bonus into funds.

Investments are categorized as equity investments, available-for-sale investments, equity method investments, foreign time deposits and other investments. See Note 4, “Investments,” for additional details.

Equity investments include seed money, investments held to settle the company's deferred compensation plan liabilities and other equity securities. Equity investments are securities bought and held principally for the purpose of selling them in the near term. Equity investments are measured at fair value. Gains or losses arising from changes in the fair value of equity investments are included in income.

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

Equity method investments include investments over which the company is deemed to have significant influence, including corporate joint ventures and non-controlled entities in which the company's ownership is between 20 and 50 percent, and co-

investments in certain managed funds generally structured as partnerships or similar vehicles. Investments in joint ventures are investments jointly controlled by the company and external parties. Co-investments in managed funds structured as partnerships or similar vehicles include private equity, real estate and fund-of-funds. The equity method of accounting requires that the investment is initially recorded at cost, including any excess value paid over the book value of the investment acquired. The carrying amount of the investment is increased or decreased to recognize the company's common share of the after-tax profit or loss of the investee after the date of acquisition and is decreased as dividends are received. Distributions received from equity method investees are classified in the Consolidated Statements of Cash Flows as either operating or investing activities based on the nature of the distribution. The proportionate share of income or loss is included in equity in earnings of unconsolidated affiliates in the Consolidated Statements of Income, and the proportionate share of other comprehensive income or loss is included in accumulated other comprehensive income in the Consolidated Balance Sheets.

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

Property, Equipment, Software and Depreciation

Property, equipment and software includes owned property, leasehold improvements, computer hardware/software and other equipment and is stated at cost less accumulated depreciation or amortization and any previously recorded impairment in value. Expenditures for major additions and improvements are capitalized; minor replacements, maintenance and repairs are charged to expense as incurred. Amounts incurred are presented as work-in-progress until the construction or purchase of the property and equipment is substantially complete and ready for its intended use, which, at that point, will begin to be depreciated or amortized. Depreciation or amortization is provided on property, equipment and software at rates calculated to write off the cost, less estimated residual value, of each asset on a straight-line basis over its expected useful life: owned buildings over 50 years, leasehold improvements over the shorter of the lease term or useful life of the improvement; and computers and other various equipment between three and seven years.

Purchased and internally developed software is capitalized where the related costs can be measured reliably and it is probable that the asset will generate future economic benefits. For internally developed software, the company capitalizes qualified internal and external costs incurred related to software development activities. These capitalized costs are amortized into operating expenses on a straight-line basis over its useful life, generally over five to seven years. Depreciation or amortization expense is recorded through the Property, office and technology line item on the Consolidated Income Statement.

The company reevaluates the useful life determination for property, equipment and software each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life. On sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the Consolidated Financial Statements and any related gain or loss is reflected in income.

The carrying amounts of property, equipment and software are reviewed for impairment when events or changes in circumstances indicate that the carrying values may not be recoverable. At each reporting date, an assessment is made for any indication of impairment. If an indication of impairment exists, recoverability is tested by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e. the asset is not recoverable), the next step would be performed, which is to determine the fair value of the asset and record an impairment charge, if any.

Intangible Assets

Intangible assets identified on the acquisition of a business are capitalized separately from goodwill if the fair value can be measured reliably on initial recognition (transaction date). Intangible assets consist primarily of mutual fund and other client management contracts, customer relationships and distribution agreements. Certain management contracts are managed and operated on a single global platform and are therefore reviewed in aggregate as one unit of valuation and considered interchangeable because investors may freely transfer between funds. Similarly, cash flows generated by new funds added to the global platform are included when determining the fair value of the intangible asset.

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

The company has determined that it has one reporting unit for goodwill impairment testing purposes, the consolidated Invesco Ltd. single operating segment, which is consistent with internal management reporting and management's oversight of operations. The company evaluated the components of its business, which are business units one level below the operating segment level in making this determination. The company's operating segment represents one reporting unit because all of the components are similar due to the common nature of products and services offered, type of clients, methods of distribution, manner in which each component is operated, extent to which they share assets and resources and the extent to which they support and benefit from common product development efforts.

The company has the option to first qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If not utilized, a quantitative impairment test is performed at the reporting unit level. If the carrying amount of the reporting unit exceeds its fair value, then goodwill is impaired, and the amount of the impairment loss equals the amount by which the carrying value exceeds fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

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

Revenue Recognition

Revenue is measured and recognized based on the five step process outlined in ASC Topic 606, "Revenue from Contracts with Customers." Revenue is determined based on the transaction price negotiated with the customer, net of discounts, value added tax and other sales-related taxes.

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

Leases

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

Taxation

Deferred tax assets and liabilities are recorded for temporary differences between the reported amounts of assets and liabilities in the financial statements and their respective tax bases, using the enacted statutory tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the income tax provision in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized. The company recognizes all excess tax benefits and deficiencies related to common share-based awards in the income tax provision in the Consolidated Statements of Income in the period in which the awards vest. The company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The company recognizes interest and penalties related to income tax matters in the income tax provision in the Consolidated Statements of Income.

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

2. BUSINESS COMBINATIONS
On May 24, 2019, the company acquired OppenheimerFunds, an investment management subsidiary of Massachusetts Mutual Life Insurance Company's (MassMutual). The following table summarizes the finalized amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the consideration transferred to acquire OppenheimerFunds.

$ in millions	Fair Value
ASSETS
Cash and cash equivalents	360.0
Accounts receivable	133.1
Investments	178.4
Prepaid assets	24.8
Other assets	181.2
Property, equipment and software, net	104.1
Intangible assets (1)	5,189.0
Goodwill (2)	1,505.3
Total assets	7,675.9
LIABILITIES
Accrued compensation and benefits	263.9
Accounts payable and accrued expenses	728.1
Deferred tax liabilities, net	1,088.0
Total liabilities	2,080.0
Total identifiable net assets	5,595.9

Summary of consideration
Cash consideration	35.0
Common stock consideration (3)	1,453.6
Preferred stock consideration (4)	4,010.5
Other consideration (5)	96.8
Total cash and stock consideration	5,595.9
____________
(1)    Intangible assets are comprised of the following:
•indefinite-lived intangible asset related to management contracts of $4,907.0 million consists primarily of contracts related to mutual funds.
•finite-lived intangible asset related to management contracts of $255.0 million consists primarily of contracts related to sub-advised accounts and has an estimated useful life of eight years.
•acquired trade name asset of $27.0 million has an estimated useful life of six years.
The intangible assets created in the acquisition are not expected to be deductible for tax purposes.

(2)    Goodwill is calculated as the difference between the acquisition date fair value of the total consideration transferred and the aggregate values assigned to the assets acquired and liabilities assumed. The goodwill created in the acquisition is not expected to be deductible for tax purposes. The goodwill balance resulted primarily from the opening balance sheet net deferred tax liability. See Note 7, "Goodwill," for an analysis of the change in goodwill balances between periods. As a result of an accounting matter related to four Master Limited Partnership funds, the company adjusted the initial accounting for the acquisition by recording a liability of an estimated amount of $380.5 million, an adjustment to goodwill of $287.0 million and a deferred tax asset of $93.5 million (for expected future tax benefits) during the first quarter of 2020. See Note 20, "Commitments and Contingencies," for additional details regarding the accounting matter.
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
(4)    The preferred shares (4,010,448 shares) were fair valued using a discounted cash flow model, resulting in a value of $1,000 per share.
(5)    Other consideration primarily consists of the fair value of the vested portion of replacement employee common share-based awards.
Transaction and integration costs related to the OppenheimerFunds acquisition included within the Transaction, integration and restructuring line item on the Consolidated Statements of Income were $221.3 million, for the year ended December 31, 2020 (December 31, 2019: $625.0 million).

Supplemental Pro Forma Information

The following unaudited pro forma summary presents consolidated information of the company as if the business combination had occurred on January 1, 2019, the earliest period presented herein.

For the year ended December 31,
$ in millions	2019
Operating revenues	6,935.1
Net income	683.4
The pro forma adjustments include dividends on preferred shares, transaction costs and adjustments to depreciation and intangible asset amortization expense. Cost savings or operating synergies expected to result from the acquisition are not included in the pro forma results. These pro forma results are not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.

3. FAIR VALUE OF ASSETS AND LIABILITIES

The fair value of financial instruments are presented in the below summary table. The fair value of financial instruments held by CIP are presented in Note 21, "Consolidated Investment Products."

	December 31, 2020	December 31, 2019
$ in millions	Fair Value	Fair Value
Cash and cash equivalents	1,408.4	1,049.0
Restricted cash (2)	129.2	—
Equity investments	360.3	432.5
Foreign time deposits (1)	29.9	32.0
Assets held for policyholders	7,582.1	10,835.6
Policyholder payables (1)	(7,582.1)	(10,835.6)
Contingent consideration liability	(18.6)	(60.2)
____________

(1)These financial instruments are not measured at fair value on a recurring basis. Foreign time deposits are measured at cost plus accrued interest, which approximates fair value, and are accordingly classified as Level 2 securities. Policyholder payables are indexed to the value of the assets held for policyholders.
(2)Restricted cash is recorded in Other assets on the Consolidated Balance Sheet

A three-level valuation hierarchy exists for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

An asset or liability's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, respectively:

	As of December 31, 2020
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	947.3	947.3	—	—
Investments:(1)
Equity investments:
Seed money	153.5	153.5	—	—
Investments related to deferred compensation plans	202.7	202.7	—	—
Other equity securities	4.1	4.1	—	—
Assets held for policyholders	7,582.1	7,582.1	—	—
Total	8,889.7	8,889.7	—	—
Liabilities:
Contingent consideration liability	(18.6)	—	—	(18.6)
Total	(18.6)	—	—	(18.6)

	As of December 31, 2019
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	620.9	620.9	—	—
Investments:(1)
Equity investments:
Seed money	235.5	235.5	—	—
Investments related to deferred compensation plans	192.4	192.4	—	—
Other equity securities	4.6	4.6	—	—
Assets held for policyholders	10,835.6	10,835.6	—	—
Total	11,889.0	11,889.0	—	—
Liabilities:
Contingent consideration liability	(60.2)	—	—	(60.2)
Total	(60.2)	—	—	(60.2)

(1)Foreign time deposits of $29.9 million (December 31, 2019: $32.0 million) are excluded from this table. Equity method and other investments of $426.1 million and $10.5 million, respectively, (December 31, 2019: $350.8 million and $14.2 million, respectively) are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.
Put option contracts

The company's put option contract to hedge economically foreign currency risk on the translation of a portion of its Pound Sterling-denominated earnings into U.S. Dollars expired on June 30, 2020. There were no purchases during the year ended December 31, 2020 (2019: $3.9 million). The company recognized a gain of $0.1 million related to the put option contracts in the year ended December 31, 2020 (2019: $4.8 million loss).

Total return swap

In addition to holding equity investments, the company has a total return swap (TRS) to hedge economically certain deferred compensation liabilities. The notional value of the total return swap at December 31, 2020 was $279.3 million, and the fair value of the TRS was an asset of $5.1 million. During the year ended December 31, 2020, market valuation gains of $39.8 million were recognized in other gains and losses, net (December 31, 2019: net gains of $16.8 million).

In 2020, the company also had total return swaps with respect to certain ETFs, which were settled as of February 29, 2020 (December 31, 2019: aggregate notional value of the total return swaps was $145.9 million). Under the terms of each total return swap, the company received the related market gains or losses on the underlying investments and paid a floating rate to the respective counterparty. For the year ended December 31, 2020, market valuation gains of $0.8 million were recognized in other gains and losses (December 31, 2019: gains of $9.9 million).

The fair value of the total return swaps was determined under the market approach using quoted prices of the underlying investments and, as such, is classified as level 2 of the valuation hierarchy. The total return swaps are not designated for hedge accounting.

Contingent Consideration Liability

Contingent consideration liabilities represent expected future obligations of the company, are recorded at fair value as of the date of acquisition using a discounted cash flow model and are categorized within level 3 of the valuation hierarchy. Changes in fair value of the company’s contingent consideration liabilities are recorded in other gains and losses, net in the period incurred. An increase in forecasted AUM levels or projected revenue and a decrease in the discount rate would increase the fair value of the company’s contingent consideration liabilities, while a decrease in forecasted AUM or projected revenue and an increase in the discount rate would decrease the liabilities.

The contingent consideration liability related to the investment management contracts acquired from Deutsche Bank was valued at $5.9 million as of December 31, 2020. Inputs used in the model to determine the liability related to the pre-existing contingent consideration arrangement, which currently assumes no growth rates in forecasted AUM.

In connection with the OppenheimerFunds acquisition (see Note 2, "Business Combinations"), Invesco acquired a contingent consideration liability related to a historical OppenheimerFunds transaction valued at $8.4 million as of December 31, 2020. As of December 31, 2020, inputs used to determine the liability related to these arrangements assumed no growth rate in management fees and a discount rate of 10.7%.

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the year ended December 31, 2020 and December 31, 2019, which are valued using significant unobservable inputs:

	For the year ended December 31, 2020	For the year ended December 31, 2019
$ in millions	Contingent Consideration Liability	Contingent Consideration Liability
Beginning balance	(60.2)	(40.9)
Revision to purchase price allocation	5.5	(31.5)
Net unrealized gains and losses included in other gains and losses	13.8	(7.8)
Disposition/settlements	22.3	20.0
Ending balance	(18.6)	(60.2)

4.  INVESTMENTS

The disclosures below include details of the company's investments. Investments held by CIP are detailed in Note 21, "Consolidated Investment Products."

$ in millions	December 31, 2020	December 31, 2019
Equity investments:
Seed money	153.5	235.5
Investments related to deferred compensation plans	202.7	192.4
Other equity securities	4.1	4.6
Equity method investments	426.1	350.8
Foreign time deposits	29.9	32.0
Other	10.5	14.2
Total investments	826.8	829.5
Equity investments

Net gains recorded in Other gains/(losses) in the Consolidated Statements of Income resulting from equity investments and total return swaps, which have equity investments as their underlying asset, for the year ended December 31, 2020, were $41.7 million (December 31, 2019: $82.5 million net gain). The unrealized gains and losses for the year ended December 31, 2020, that relate to equity investments still held at December 31, 2020, was a $19.4 million net gain (December 31, 2019: $53.2 million net gain related to equity investments still held at December 31, 2019).

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

Noncontrolling interests in consolidated entities

Most of the noncontrolling interest balances included in the Consolidated Balance Sheets relate to CIP (see Note 21, "Consolidated Investment Products"). The company owns 100% of the voting control of its corporate subsidiary entities, directly or indirectly, with the exception of the following entities, which are consolidated with resulting noncontrolling interests:

Name of Company	Country of Incorporation	% Voting Interest Owned
VV Immobilien Verwaltungs und Beteiligungs GmbH	Germany	70.0%
HVH Immobilien und Beteiligungs GmbH	Germany	70.0%

5.  PROPERTY, EQUIPMENT AND SOFTWARE

The following is a summary of property, equipment and software:

$ in millions	December 31, 2020	December 31, 2019
Technology and Other Equipment	302.4	310.5
Software	810.7	733.4
Land and Buildings	119.0	110.3
Leasehold Improvements	254.7	274.1
Work in Process	83.1	74.4
Property, Equipment and Software, Gross	1,569.9	1,502.7
Less: Accumulated Depreciation	(1,001.7)	(919.2)
Less: Impairment Expense (1)	(4.4)	—
Property, Equipment and Software, Net	563.8	583.5
__________
(1)    During the year ended December 31, 2020, the company recorded an impairment expense of $17.8 million to transaction, integration and restructuring expense related to a property we intend to sublease, of which $4.4 million related to leasehold improvements and $13.4 million related to the right-of-use assets (see Note 15, “Operating Leases”).

Depreciation expense related to property, equipment and software was $141.0 million, $124.9 million and $112.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

6.  INTANGIBLE ASSETS

The following table presents the major classes of the company's intangible assets at December 31, 2020 and 2019:

$ in millions	Gross Book Value	Accumulated Amortization	Net Book Value
December 31, 2020
Management contracts - indefinite-lived	6,982.7	N/A	6,982.7
Management contracts - finite-lived	319.9	(118.7)	201.2
Developed technology	99.2	(50.9)	48.3
Other	110.8	(37.4)	73.4
Total	7,512.6	(207.0)	7,305.6
December 31, 2019
Management contracts - indefinite-lived	6,969.1	N/A	6,969.1
Management contracts - finite-lived	319.3	(84.5)	234.8
Developed technology	98.6	(31.7)	66.9
Other	112.2	(24.7)	87.5
Total	7,499.2	(140.9)	7,358.3

There were no acquisitions during 2020 (2019: Invesco acquired $4,907.0 million in indefinite lived management contracts, $255.0 million of finite-lived intangible asset related management contracts and $27.0 million of trade name assets related to the Oppenheimer acquisition. Other 2019 additions to intangible assets related to the preliminary valuations of acquisitions of digital wealth technology companies. Amortizable intangible assets of $315.4 million related to 2019 acquisitions have a weighted-average amortization period of 7.15 years).

The 2020 and 2019 annual impairment reviews of indefinite-lived intangible assets determined that no impairment existed. Due to the decline in our assets under management in the three months ended March 31, 2020, management determined that an interim impairment test was necessary for certain of our indefinite-lived management contract assets during 2020. The analysis resulted in no impairment because the fair value of indefinite-lived intangible assets exceeded their carrying value. No interim impairment test was deemed necessary during 2019.

Amortization expense was $62.5 million during the year ended December 31, 2020 (December 31, 2019: $52.7 million; December 31, 2018: $29.7 million). Estimated amortization expense for each of the five succeeding fiscal years based upon the company's intangible assets at December 31, 2020 is as follows:

$ in millions Years Ended December 31,	Estimated Amortization Expense
2021	(62.8)
2022	(60.3)
2023	(52.0)
2024	(46.4)
2025	(39.2)

7.  GOODWILL

The table below details changes in the goodwill balance:

$ in millions	Net Book Value
January 1, 2020	8,509.4
Business combinations (See Note 2)	285.8
Foreign exchange	121.1
December 31, 2020	8,916.3

January 1, 2019	7,157.1
Business combinations (See Note 2)	1,229.1
Foreign exchange	123.2
December 31, 2019	8,509.4

The 2020 additions to goodwill of $285.8 million related to adjustments to the purchase price allocation of the Oppenheimer acquisition. See Note 2, “Business Combinations,” for additional details. The 2019 addition to goodwill consists of $1,219.5 million related to additions from the Oppenheimer acquisition and the acquisitions of digital wealth technology companies.

The 2020 and 2019 annual impairment reviews determined that no impairment existed at the respective review dates. Due to the decline in our assets under management in the three months ended March 31, 2020, management determined that an interim impairment test was necessary during 2020. The analysis resulted in no impairment because the fair value of the company exceeded its carrying value. No interim impairment test was deemed necessary during 2019.

8.  OTHER LIABILITIES

The table below details the components of other liabilities:

	As of
$ in millions	December 31, 2020	December 31, 2019
Compensation and benefits	148.2	195.6
Accrued bonus and deferred compensation	825.5	835.1
Accrued compensation and benefits	973.7	1,030.7

Accruals and other liabilities	307.6	403.9
OppenheimerFunds acquisition-related matter (See Note 20)	387.8	—
Forward contract collateral (See Note 10)	104.1	—
Forward contract payable (See Note 10)	309.0	496.5
Lease liability (See Note 15)	319.2	364.8
Deferred carried interest (1)	58.0	45.8
Contingent consideration liability (See Note 3)	18.6	60.2
Accounts payable	348.9	414.6
Income taxes payable	67.2	118.2
Accounts payable and accrued expenses	1,920.4	1,904.0
__________

(1) The opening and closing balance of deferred carried interest liabilities for the year ended December 31, 2020 was $45.8 million and $58.0 million, respectively. During the year ended December 31, 2020, no performance fee revenue was recognized that had been included in the deferred carried interest liability balance at the beginning of the period.

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

The disclosures below include details of the company's debt. Debt of CIP is detailed in Note 21, “Consolidated Investment Products.”

	December 31, 2020		December 31, 2019
$ in millions	Carrying Value (2)	Fair Value	Carrying Value (2)	Fair Value
$1.5 billion floating rate credit facility expiring August 11, 2022	—	—	—	—
Unsecured Senior Notes: (1)
$600 million 3.125% - due November 30, 2022	598.7	632.9	598.1	617.5
$600 million 4.000% - due January 30, 2024	596.8	660.2	595.8	639.2
$500 million 3.750% - due January 15, 2026	496.7	564.8	496.1	533.0
$400 million 5.375% - due November 30, 2043	390.4	517.8	390.3	491.8
Long-term debt	2,082.6	2,375.7	2,080.3	2,281.5
____________

(1)The company's senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
(2)The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.

The fair market value of the company's senior notes was determined by market quotes provided by a third party pricing service, which utilizes Level 2 valuation inputs. In the absence of an active market, the company relies upon the average price quoted by brokers for determining the fair market value of the debt.

Analysis of Borrowings by Maturity:

$ in millions	December 31, 2020
2022	598.7
2024	596.8
2026	496.7
2043	390.4
Long-term debt	2,082.6

At December 31, 2020, the outstanding balance on the credit facility was zero. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of December 31, 2020 of the company, the applicable margin for LIBOR-based loans was 1.13% and for base rate loans was 0.13%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of December 31, 2020, the annual facility fee was equal to 0.15%.

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

At December 31, 2020, the company maintains approximately $11.6 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons.

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

	As of
in millions	December 31, 2020	December 31, 2019
Preferred shares issued (1)	4.0	4.0
Preferred shares outstanding (1)	4.0	4.0
__________
(1)    Shares held by MassMutual and are subject to a lock-up period of five years, which disallows the sale of shares by MassMutual during the five-year period beginning on the original issue date of May 24, 2019.
The number of common shares and common share equivalents issued are represented in the table below:

In millions	December 31, 2020	December 31, 2019	December 31, 2018
Common shares issued	566.1	566.1	490.4
Less: Treasury shares for which dividend and voting rights do not apply	(107.0)	(112.8)	(93.3)
Common shares outstanding	459.1	453.3	397.1

During the year ended December 31, 2019, the company entered into three forward contracts to purchase its common shares. The details of the forward contracts for the years ended December 31, 2020 and December 31, 2019, respectively, are as follows:

	Year ended December 31, 2020
In millions, except strike price	Common Shares Purchased	Initial Strike Price	Forward price	Hedge Completion Date	Total Treasury Shares Recorded	Settlement Date	Total Liability Recorded
$200 million - entered on May 13, 2019	9.8	$20.51	$ 12.00	05/30/2019	$198.7	01/04/2021	$117.0
$200 million - entered on July 2, 2019	10.0	$20.00	$ 12.00	07/30/2019	$193.7	04/01/2021	$119.4
$100 million - entered on August 27, 2019	6.0	$16.59	$ 12.00	09/27/2019	$102.6	04/01/2021	$72.6
	25.8				$495.0		$309.0

	Year ended December 31, 2019
In millions, except strike price	Common Shares Purchased	Initial Strike Price	Forward Price	Hedge Completion Date	Total Treasury Shares Recorded	Settlement Date	Total Liability Recorded
$200 million - entered on May 13, 2019	9.8	$20.51	$20.51	05/30/2019	$198.7	01/04/2021	$199.1
$200 million - entered on July 2, 2019	10.0	$20.00	$20.00	07/30/2019	$193.7	04/01/2021	$195.3
$100 million - entered on August 27, 2019	6.0	$16.59	$16.59	09/27/2019	$102.6	04/01/2021	$102.1
	25.8				$495.0		$496.5

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

During the first quarter of 2020, the company amended its forward contracts resulting in a reduced forward price of $12.00. The company applied $190.6 million of collateral already paid against the forward payable, which reduced the amount the company will be required to pay at the time of settlement. The collateral is determined based on Invesco's common share price in relation to the forward price per the amended forward contract. If the forward price is greater than Invesco's common share price, the collateral is in a net paid position. If the forward price is less than Invesco's common share price, the collateral is in a net received position. As of December 31, 2020, the company's net collateral received related to the forward contracts was $104.1 million (December 31, 2019: $37.8 million net collateral paid). The company's total liability and collateral received are recorded in accounts payable and accrued expense on the Consolidated Balance Sheets (December 31, 2019: collateral paid recorded in other assets on the Consolidated Balance Sheets). The forward contract entered into on May 13, 2019 settled on January 4, 2021. The forward contract entered into on October 24, 2018 settled on July 1, 2019.

The company did not purchase shares in the open market during the year ended December 31, 2020, (December 31, 2019: 5.6 million common shares at a cost of $110.8 million). Separately, an aggregate of 3.4 million shares were withheld on vesting events during the year ended December 31, 2020 to meet employees' withholding tax obligations (December 31, 2019: 3.3 million). The fair value of these common shares withheld at the respective withholding dates was $47.1 million (December 31, 2019: $59.0 million). At December 31, 2020, approximately $732.2 million remained authorized under the company's common share repurchase authorization approved by the Board on July 22, 2016 (December 31, 2019: $732.2 million).

Total treasury shares at December 31, 2020 were 121.6 million (December 31, 2019: 128.2 million), including 14.6 million unvested restricted common stock awards (December 31, 2019: 15.4 million) for which dividend and voting rights apply. The market price of common shares at the end of 2020 was $17.43. The total market value of the company's 121.6 million treasury shares was $2.1 billion at December 31, 2020.

Movements in Treasury Shares comprise:

	Year ended
In millions	December 31, 2020	December 31, 2019	December 31, 2018
Beginning balance	128.2	103.0	92.4
Acquisition of common shares	3.4	34.7	16.0
Distribution of common shares	(9.3)	(9.2)	(5.2)
Common shares distributed to meet ESPP obligation	(0.7)	(0.3)	(0.2)
Ending balance	121.6	128.2	103.0

11.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	2020
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	182.7	—	—	—	182.7
Actuarial gain/(loss) related to employee benefit plans	—	(6.3)	—	—	(6.3)
Other comprehensive income/(loss), net	—	6.4	—	—	6.4
Other comprehensive income/(loss), net of tax	182.7	0.1	—	—	182.8

Beginning balance	(462.0)	(126.1)	0.1	0.7	(587.3)
Other comprehensive income/(loss), net of tax	182.7	0.1	—	—	182.8
Ending balance	(279.3)	(126.0)	0.1	0.7	(404.5)

	2019
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	155.6	—	—	—	155.6
Actuarial gain/(loss) related to employee benefit plans	—	(10.8)	—	—	(10.8)
Other comprehensive income/(loss), net	—	2.4	0.1	0.4	2.9
Other comprehensive income/(loss), net of tax	155.6	(8.4)	0.1	0.4	147.7

Beginning balance	(617.6)	(117.7)	—	0.3	(735.0)
Other comprehensive income/(loss), net of tax	155.6	(8.4)	0.1	0.4	147.7
Ending balance	(462.0)	(126.1)	0.1	0.7	(587.3)

	2018
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	(327.1)	—	—	—	(327.1)
Actuarial gain/(loss) related to employee benefit plans	—	(13.0)	—	—	(13.0)
Other comprehensive income/(loss), net	—	5.0	(4.3)	(1.2)	(0.5)
Other comprehensive income/(loss), net of tax	(327.1)	(8.0)	(4.3)	(1.2)	(340.6)

Beginning balance	(290.5)	(109.7)	4.3	4.7	(391.2)
Adjustment for adoption of ASU 2016-01	—	—	—	(3.2)	(3.2)
January 1, 2018, as adjusted	(290.5)	(109.7)	4.3	1.5	(394.4)
Other comprehensive income/(loss), net of tax	(327.1)	(8.0)	(4.3)	(1.2)	(340.6)
Ending balance	(617.6)	(117.7)	—	0.3	(735.0)

Net Investment Hedge

The company designated certain intercompany debt as a non-derivative net investment hedging instrument against foreign currency exposure related to its net investment in foreign operations. At December 31, 2020 and December 31, 2019, £130 million ($174.5 million and $172.1 million, respectively) of intercompany debt was designated as a net investment hedge. For the year ended December 31, 2020, the company recognized foreign currency losses of $2.4 million (2019: losses of $6.5 million, 2018: gains of $10.3 million) resulting from the net investment hedge within currency translation differences on investments in foreign subsidiaries in other comprehensive income.

12.  COMMON SHARE-BASED COMPENSATION

The company recognized total expenses of $188.5 million, $207.5 million and $172.4 million related to equity-settled common share-based payment transactions in 2020, 2019 and 2018, respectively. The income tax benefit recognized in the Consolidated Statements of Income for common share-based compensation arrangements was $27.8 million for 2020 (2019: $38.1 million; 2018: $40.8 million).

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

Time-vested awards vest ratably over a defined period of continued employee service. Performance-vested awards vest upon (i) the company's attainment of certain pre-established performance criteria, and (ii) a defined period of continued employee service. Time-vested and performance-vested equity awards are granted in the form of restricted stock awards (RSAs) or restricted stock units (RSUs). With respect to the performance-vested awards granted in February 2018, vesting is tied to the achievement of specific levels of adjusted operating margin with vesting ranging from 0% to 150%. With respect to the performance-vested awards granted in February 2019 and 2020, vesting is tied to the achievement of specific levels of adjusted operating margin and relative total shareholder return with vesting ranging from 0% to 150%.

With respect to time-vested awards, dividends accrue directly to the employee holder of RSAs, and cash payments in lieu of dividends are made to employee holders of certain RSUs. With respect to performance-vested awards, dividends and cash payments in lieu of dividends are deferred and are paid at the same rate as on the underlying shares if and to the extent the award vests.

The 2016 Global Equity Incentive Plan (2016 GEIP) authorizes the issuance of up to 31.4 million shares under this plan. The company's common shareholders initially approved the 2016 GEIP in May 2016 and subsequently approved the 2016 GEIP, as amended, in May 2019. In May 2010, the board approved the 2010 Global Equity Incentive Plan ST (GEIP ST). The GEIP ST authorizes the issuance of up to 8.5 million shares. With respect to the GEIP ST, awards are only granted as employment inducement awards in connection with a strategic transaction and, as a result, do not require shareholder approval under the rules of the New York Stock Exchange or otherwise.

Movements on employee common share awards priced in U.S. Dollars during the years ended December 31, are detailed below:

	2020			2019		2018
Millions of common shares, except fair values	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value ($)	Time-Vested	Performance-Vested	Time- Vested	Performance-Vested
Unvested at the beginning of year	18.7	1.1	21.94	12.5	0.9	12.0	0.9
Granted during the year (1)	8.8	0.9	14.09	15.5	0.6	5.7	0.4
Forfeited during the year	(0.5)	—	20.91	(0.5)	—	(0.3)	—
Vested and distributed during the year	(8.9)	(0.4)	24.17	(8.8)	(0.4)	(4.9)	(0.4)
Unvested at the end of the year	18.1	1.6	19.11	18.7	1.1	12.5	0.9
___________

(1)With respect to the time-vested awards granted in 2019, includes 6.2 million restricted shares as employment inducement awards in connection with completed acquisitions.

The total fair value of common shares that vested during 2020 was $124.6 million (2019: $177.1 million; 2018: $160.8 million). The weighted average grant date fair value of the U.S. dollar share awards that were granted during 2020 was $14.09 (2019: $19.66; 2018: $31.78).

At December 31, 2020, there was $221.8 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.25 years.

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

The total amounts charged to the Consolidated Statements of Income for the year ended December 31, 2020, of $86.4 million (December 31, 2019: $73.5 million, December 31, 2018: $69.3 million) represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of December 31, 2020, accrued contributions of $30.7 million (December 31, 2019: $31.3 million) for the current year will be paid to the plans.

Defined Benefit Plans

The company maintains legacy defined benefit pension plans for qualifying employees of its subsidiaries in the UK, Ireland, Germany and Taiwan. All defined benefit plans are closed to new participants.

The most recent actuarial valuations of plan assets and the present value of the defined benefit obligation were valued as of December 31, 2020. The benefit obligation, related current service cost and prior service cost were measured using the projected unit credit method.

Benefit Obligations and Funded Status

The amounts included in the Consolidated Balance Sheets arising from the company's obligations and plan assets in respect of its defined benefit retirement plans are as follows:

	Retirement Plans
$ in millions	2020	2019
Benefit obligation	(587.1)	(551.7)
Fair value of plan assets	585.0	524.5
Funded status	(2.1)	(27.2)
Amounts recognized in the Consolidated Balance Sheets:
Other assets	30.4	2.5
Accrued compensation and benefits	(32.5)	(29.7)
Funded status	(2.1)	(27.2)

Changes in the benefit obligations were as follows:

	Retirement Plans
$ in millions	2020	2019
January 1	551.7	475.6
Service cost	2.4	1.1
Interest cost	9.2	13.4
Actuarial (gains)/losses	40.6	64.0
Exchange difference	21.4	16.4
Benefits paid	(11.5)	(18.6)
Curtailment	—	0.4
Settlement	(26.7)	(0.6)
December 31	587.1	551.7

Key assumptions used in plan valuations are detailed below. Appropriate local mortality tables are also used. The weighted average assumptions used to determine defined benefit obligations at December 31, 2020, and 2019 are as follows:

	Retirement Plans
	2020	2019
Discount rate	1.83%	1.93%
Expected rate of salary increases	2.85%	2.95%
Future pension trend rate increases	2.64%	2.74%

Changes in the fair value of plan assets in the current period were as follows:

	Retirement Plans
$ in millions	2020	2019
January 1	524.5	430.2
Actual return on plan assets	55.2	73.7
Foreign currency changes	20.1	16.0
Contributions from the company	25.5	24.0
Benefits paid	(11.5)	(18.6)
Settlement and other	(28.8)	(0.8)
December 31	585.0	524.5

The components of the amount recognized in accumulated other comprehensive income at December 31, 2020, and 2019 are as follows:

	Retirement Plans
$ in millions	2020	2019
Prior service cost/(credit)	7.4	6.1
Net actuarial loss/(gain)	144.4	145.4
Total	151.8	151.5

The amounts in accumulated other comprehensive income expected to be amortized into the Consolidated Income Statement during the year ending December 31, 2021 are as follows:

$ in millions	Retirement Plans
Prior service cost/(credit)	0.3
Net actuarial loss/(gain)	3.1
Total	3.4

The total accumulated and projected benefit obligation and fair value of plan assets for plans with accumulated and projected benefit obligations in excess of plan assets are as follows:

	Retirement Plans
$ in millions	2020	2019
Plans with accumulated and projected benefit obligation in excess of plan assets:
Accumulated and projected benefit obligation	574.2	540.1
Fair value of plan assets	572.3	512.8

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Retirement Plans
$ in millions	2020	2019	2018
Service cost	2.4	1.1	3.8
Interest cost	9.2	13.4	12.6
Expected return on plan assets	(23.7)	(22.1)	(22.0)
Amortization of prior service cost/(credit)	0.2	0.3	0.2
Amortization of net actuarial (gain)/loss	3.6	2.9	2.1
Settlement	8.0	(0.2)	3.1
Curtailment (gain)/loss	—	0.4	—
Net periodic benefit cost/(credit)	(0.3)	(4.2)	(0.2)

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2020, 2019, and 2018 are:

	Retirement Plans
	2020	2019	2018
Discount rate	1.93%	2.82%	2.47%
Expected return on plan assets	4.69%	5.00%	4.73%
Expected rate of salary increases	2.95%	3.24%	3.26%
Future pension rate increases	2.74%	3.04%	2.97%

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

Plan Assets

The analysis of the plan assets as of December 31, 2020 was as follows:

$ in millions	Retirement Plans	% of Plan Assets
Cash and cash equivalents	22.4	3.8%
Fund investments	224.2	38.3%
Equity securities	193.6	33.1%
Government debt securities	15.0	2.6%
Guaranteed investments contracts	22.2	3.8%
Other assets	107.6	18.4%
Total	585.0	100.0%

The analysis of the plan assets as of December 31, 2019 was as follows:

$ in millions	Retirement Plans	% of Plan Assets
Cash and cash equivalents	27.3	5.2%
Fund investments	207.3	39.5%
Equity securities	181.4	34.6%
Government debt securities	22.5	4.3%
Guaranteed investments contracts	13.2	2.5%
Other assets	72.8	13.9%
Total	524.5	100.0%

Plan assets are not held in company stock. The investment policies and strategies for plan assets held by defined benefit plans include:

•Funding - to have sufficient assets available to pay members benefits;
•Security - to maintain the minimum Funding Requirement;
•Stability - to have due regard to the employer's ability in meeting contribution payments given their size and incidence.

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

Equity securities, corporate debt securities, government debt securities, and other investments

These plan assets are classified within level 1 of the valuation hierarchy and are valued at the closing price reported on the active market on which the individual securities are traded.

Guaranteed investment contracts

These plan assets are classified within level 3 of the valuation hierarchy and are valued through use of unobservable inputs by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer. Guaranteed investment contracts balance at December 31, 2020 is $22.2 million (December 31, 2019: $13.2 million).

Cash Flows

The estimated amounts of contributions expected to be paid to the plans during 2021 are $15.2 million for retirement plans. There are no future annual benefits of plan participants covered by insurance contracts issued by the employer or related parties.

The benefits expected to be paid in each of the next five fiscal years and in the five fiscal years thereafter are as follows:

$ in millions	Retirement Plans
Expected benefit payments:
2021	12.1
2022	12.4
2023	12.8
2024	13.2
2025	13.6
Thereafter in the succeeding five years	74.8

14. RESTRUCTURING

During the year ended December 31, 2020, the company initiated a strategic evaluation (the “Initiative”) focusing on four key areas of our expense base: our organizational model, our real estate footprint, management of third party spend and technology and operations efficiency.

Restructuring expenses related to this initiative were $119.0 million for the year ended December 31, 2020. Restructuring expenses are recorded to transaction, integration and restructuring expenses on the Consolidated Statements of Income.

The company estimates $150 million to $175 million of remaining restructuring expenses related to this initiative through the end of 2022, of which approximately 60% will be employee compensation costs with the remainder comprised of property, office and technology costs and general and administrative costs. A substantial portion of these expenses will result in future cash expenditures.

The following table shows the rollforward of the restructuring liability as of December 31, 2020 and total restructuring charges for the year ended December 31, 2020. The company recorded the liability to accounts payable and accrued liabilities on the Consolidated Balance Sheet.

$ in millions	Employee Compensation	Other Expenses	Total
Balance as of July 1, 2020	—	—	—
Accrued charges	4.9	5.2	10.1
Payments	(1.4)	(3.4)	(4.8)
Balance as of October 1, 2020	3.5	1.8	5.3
Accrued charges	80.1	3.9	84.0
Payments	(39.1)	(5.7)	(44.8)
Balance as of December 31, 2020	44.5	—	44.5
Non-cash charges (1)	19.5	5.4	24.9
Total charges	104.5	14.5	119.0
(1) There were $19.5 million in non-cash employee compensation that pertain to stock-based compensation and $5.4 million related to the accelerated depreciation of certain assets and location strategy costs.

15.  OPERATING LEASES

The company leases office space in almost all its locations of business, data centers and certain equipment under non-cancelable operating leases. The operating leases have a weighted-average remaining lease term of 5.74 years for the year ended December 31, 2020 (2019: 6.40 years) and generally include one or more options to renew, with renewal terms that can extend the lease term from 1 to 10 years. Certain lease arrangements include an option to terminate the lease if a notification is provided to the landlord within 1-8.2 years prior to the end of the lease term. The company has sole discretion in exercising lease renewal and termination options. The lease terms used in the company’s lease measurements do not include renewal options as they are not reasonably certain to be exercised as of the date of this report.

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
As of December 31, 2020, the right-of-use asset of $275.7 million was included within Other assets, and the lease liability of $319.2 million was included within Accounts payable and accrued expenses, on the Consolidated Balance Sheets.
The components of lease expense for the year ended December 31, 2020 and December 31, 2019 were as follows:

$ in millions	Year ended December 31, 2020	Year ended December 31, 2019
Operating lease cost	91.6	70.0
Variable lease cost	23.4	26.8
Less: sublease income	(2.1)	(0.6)
Total lease expense	112.9	96.2
During the year ended December 31, 2020, the company recorded an impairment expense of $17.8 million to transaction, integration and restructuring expense related to a property we intend to sublease, of which $13.4 million related to the right-of-use assets and $4.4 million related to leasehold improvements (see Note 5, “Property, Equipment Software”).

Supplemental cash flow information related to leases for the year ended December 31, 2020 and December 31, 2019 were as follows:

$ in millions	Year ended December 31, 2020	Year ended December 31, 2019
Operating cash flows from operating leases included in the measurement of lease liabilities	98.3	72.8
Right-of-use assets obtained in exchange for new operating lease liabilities	36.7	167.7

In determining the discount rate, the company considered the interest rate yield for specific interest rate environments and the company’s credit spread at the inception of the lease.

The weighted-average discount rate for the operating lease liability for the year ended December 31, 2020 was 3.39% (2019: 3.50%).

As of December 31, 2020, the maturities of the company’s lease liabilities (primarily related to real estate leases) were as follows:

$ in millions
Year Ending December 31,2020	Lease Liabilities
2021	81.2
2022	69.9
2023	56.5
2024	39.9
2025	31.4
Thereafter	72.7
Total lease payments	351.6
Less: interest	(32.4)
Present value of lease liabilities	319.2
Excluded from the tables above is an additional operating lease for the company’s new Atlanta headquarters that was entered into during third quarter of 2019, but has not yet commenced. The expected lease obligations are approximately $232.5 million which will be paid over an expected lease term of 15 years. This operating lease will commence in 2022 and will replace the company’s existing lease for the current headquarters.

The company recognized $99.5 million, $72.3 million and $53.2 million in operating lease expenses in the Consolidated Statements of Income in 2020, 2019 and 2018, respectively. These expenses are net of $2.1 million, $0.6 million and $0.4 million of sublease income in 2020, 2019 and 2018, respectively.

16.  OTHER GAINS AND LOSSES, NET

The components of other gains and losses, net, are as follows:

$ in millions	2020	2019	2018
Other gains:
Gain on sale of investments	—	1.5	6.9
Gain on equity investments and total return swap, net	41.7	82.5	—
Gain on contingent consideration liability	15.3	—	0.9
Net foreign exchange gains	0.1	—	—
Other realized gains	1.0	—	0.1
Non-service pensions gains	2.5	5.2	4.4
Total other gains	60.6	89.2	12.3
Other losses:
Other-than-temporary impairment of available-for-sale investments	(3.6)	(2.0)	(3.9)
Loss on equity investments and total return swap, net	—	—	(46.5)
Loss on contingent consideration liability	—	(7.8)	—
Net foreign exchange losses	(2.4)	(8.9)	(1.9)
Foreign exchange hedge loss	—	(4.8)	—
Other realized losses	(9.7)	—	—
Total other losses	(15.7)	(23.5)	(52.3)
Other gains and losses, net	44.9	65.7	(40.0)

17.  TAXATION

The components of the company's income tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018 are as follows:

$ in millions	2020	2019	2018
Current:
Federal	125.1	102.0	38.8
State	19.7	17.0	20.5
Foreign	35.5	94.0	158.2
	180.3	213.0	217.5
Deferred:
Federal	57.6	16.6	35.5
State	5.2	4.3	10.0
Foreign	18.5	1.2	(8.0)
	81.3	22.1	37.5
Total income tax expense (benefit)	261.6	235.1	255.0

A reconciliation between the statutory U.S. federal income tax rate and the effective tax rate per the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Statutory rate	21.0%	21.0%	21.0%
Effect of foreign statutory income tax rates	(0.5)%	(0.8)%	0.9%
State taxes, net of federal tax effect	1.9%	1.8%	2.1%
U.S. Tax Reform Impact	—%	—%	(1.3)%
Change in valuation allowance	0.3%	0.5%	0.4%
Share-based compensation	1.3%	0.9%	(0.2)%
Other	1.4%	1.9%	(0.5)%
Effect of (income)/loss attributable to noncontrolling interests	(0.9)%	(1.1)%	—%
Effective tax rate per Consolidated Statements of Income	24.5%	24.2%	22.4%

The company’s effective tax rate is affected by the tax rates in foreign jurisdictions, which are different than the U.S. federal statutory tax rate of 21%, and the relative amount of income earned in those jurisdictions. As a result, the effective tax rate will vary from year to year depending on the mix of the profits and losses from each jurisdiction.

The division of income before taxes between U.S. and foreign for the years ended December 31, 2020, 2019 and 2018 is as follows:

$ in millions	2020	2019	2018
U.S.	845.8	511.1	491.8
Foreign	223.3	461.8	646.3
Income before income taxes	1,069.1	972.9	1,138.1

The components of the deferred tax assets and liabilities reflected in the Consolidated Balance Sheets at December 31, 2020 and 2019 include the following:

$ in millions	2020	2019
Deferred tax assets:
Compensation and benefits	125.9	179.6
Lease obligations	44.5	65.9
Tax loss carryforwards	99.8	124.9
Investments	39.0	32.7
Accrued liabilities	97.7	4.1
Other	16.4	25.5
Total deferred tax assets	423.3	432.7
Valuation allowance	(104.5)	(126.4)
Deferred tax assets, net of valuation allowance	318.8	306.3
Deferred tax liabilities:
Goodwill and intangibles	(1,745.4)	(1,710.4)
Leased assets	(40.3)	(62.5)
Fixed assets	(27.8)	(40.0)
Other	(22.9)	(20.6)
Total deferred tax liabilities	(1,836.4)	(1,833.5)
Net deferred tax liability	(1,517.6)	(1,527.2)

Deferred income tax assets and liabilities are recorded net when related to the same tax jurisdiction. The net deferred tax assets of $5.9 million are included in other assets, and the net deferred tax liabilities of $1,523.5 million are separately presented on the Consolidated Balance Sheets.

At December 31, 2020 and 2019, the company had tax-effected state net operating loss carryforwards of $37.2 million and $38.0 million, respectively, which will expire, if not utilized, between 2021 and 2040 except for approximately $2.7 million which have an indefinite life. At December 31, 2020 and 2019, the company also had tax-effected federal and foreign net operating loss carryforwards of $62.6 million and $86.9 million, respectively, of which approximately $8.6 million will expire over several years starting in 2023, with the remaining $54.0 million having an indefinite life. A valuation allowance has been recorded against certain carryforwards and certain deferred tax assets related to tax jurisdictions in which it is unlikely that the deferred tax asset will be realized.

Deferred tax liabilities are recognized for taxes that would be payable on the unremitted earnings of the company's foreign subsidiaries and corporate joint ventures, except where it is our intention to indefinitely reinvest the undistributed earnings. A deferred tax liability has not been recognized for our Canadian unremitted earnings, which are indefinitely reinvested, of approximately $1,060.0 million and $1,017.0 million at December 31, 2020 and 2019, respectively. If these earnings were distributed as a dividend, Canadian withholding tax of 5.0% would be due on the dividend. There are no other significant jurisdictions for which a deferred tax liability has not been recognized on unremitted earnings.

A reconciliation of the gross unrecognized tax benefits (UTBs) balance from January 1, 2018, to December 31, 2020, is as follows:

$ in millions	Gross Unrecognized Income Tax Benefits
Balance at January 1, 2018	19.6
Additions for tax positions related to the current year	1.0
Additions for tax positions related to prior years	0.1
Reductions for tax positions related to prior years	(0.2)
Reductions related to lapse of statute of limitations	(0.5)
Balance at December 31, 2018	20.0
Additions for tax positions related to the current year	1.4
Additions for tax positions related to prior years	1.2
Additions for tax positions related to prior years of acquired entities	54.1
Reductions for tax positions related to prior years	(4.0)
Reductions related to lapse of statute of limitations	(2.8)
Balance at December 31, 2019	69.9
Additions for tax positions related to the current year	6.6
Additions for tax positions related to prior years	2.2
Reductions related to settlements	(9.9)
Reductions related to lapse of statute of limitations	(6.9)
Balance at December 31, 2020	61.9

The amount of UTBs that, if recognized, would favorably affect the company's effective tax rate was $50.5 million at December 31, 2020. The company recognizes accrued interest and penalties related to UTBs as a component of the income tax provision. The Consolidated Balance Sheets include accrued interest and penalties related to UTBs of $13.2 million, $11.7 million and $3.2 million at December 31, 2020, 2019 and 2018, respectively. The company recognized expense for interest and penalties related to UTBs of $1.7 million, $8.5 million and $0.3 million in 2020, 2019 and 2018, respectively.

The company files U.S. federal, U.S. state and local, and numerous foreign income tax returns. The company is periodically examined by various taxing authorities. With few exceptions, the company is no longer subject to income tax examinations for years prior to 2013. As a result of the completion of taxing authorities' examinations and the expiration of statutes of limitations, it is reasonably possible that the company's gross UTBs may decrease by as much as $16.0 million within the next twelve months.

18.  EARNINGS PER COMMON SHARE

The calculation of earnings per common share is as follows:

	Years ended December 31,
In millions, except per share data	2020	2019	2018
Net income attributable to Invesco Ltd.	$524.8	$564.7	$882.8

Invesco Ltd:
Weighted average common shares outstanding - basic	459.5	437.8	412.4
Dilutive effect of non-participating common share-based awards	3.0	2.7	0.1
Weighted average common shares outstanding - diluted	462.5	440.5	412.5

Earnings per common share:
-basic	$1.14	$1.29	$2.14
-diluted	$1.13	$1.28	$2.14

See Note 12, “Common Share-Based Compensation,” for a summary of common share awards outstanding under the company's common share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per common share.

There were 0.3 million common shares of performance-vested awards excluded from the computation of diluted earnings per common share during the year ended December 31, 2020 due to their inclusion being anti-dilutive (years ended December 31, 2019: 0.7 million; December 31, 2018: 0.5 million). There were no common shares of time-vested awards excluded from the computation of diluted earnings per common share during the year ended December 31, 2020 (years ended December 31, 2019: none; December 31, 2018: none). There were no contingently issuable common shares excluded from the diluted earnings per common share computation during the year ended December 31, 2020 (December 31, 2019: none; December 31, 2018: none ), because the necessary performance conditions for the common shares to be issuable had not yet been satisfied at the end of the respective period.

19.  GEOGRAPHIC INFORMATION

The company operates under one business segment, investment management. Geographical information is presented below. There are no revenues or long-lived assets attributed to the company's country of domicile, Bermuda.

$ in millions	Americas	UK	EMEA Ex UK	Asia	Total
For the year ended December 31, 2020
Total operating revenues (1)	4,541.6	632.8	645.1	326.1	6,145.6
Long-lived assets	384.0	147.6	9.1	23.1	563.8

For the year ended December 31, 2019
Total operating revenues (1)	4,290.2	819.7	698.3	309.2	6,117.4
Long-lived assets	416.0	138.5	8.2	20.8	583.5

For the year ended December 31, 2018
Total operating revenues (1)	3,245.0	977.2	815.9	276.0	5,314.1
Long-lived assets	319.4	122.8	8.1	18.4	468.7
__________
(1) Operating revenues reflect the geographical regions from which services are provided.

20.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has committed to co-invest in certain investment products which may be called in future periods. At December 31, 2020, the company's undrawn capital and purchase commitments were $453.5 million (December 31, 2019: $357.0 million).

On October 18, 2018, the company announced plans to buy back $1.2 billion of the company's common shares within the next two years. In connection with this effort, the company entered into several forward contracts to purchase its common shares. See Note 10, “Share Capital,” for details of these forward contracts and the related liability outstanding at December 31, 2020.

The Parent and various company subsidiaries have entered into agreements with financial institutions to guarantee certain obligations of other company subsidiaries. The company would be required to perform under these guarantees in the event of certain defaults. The company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Pursuant to an agreement entered into at the consummation of the acquisition of OppenheimerFunds, MassMutual, as the holder of seed capital investments in certain funds and accounts included in the acquisition, has the right to redeem its seed capital investments in accordance with an agreed upon schedule. In the event MassMutual exercises its redemption rights and the applicable fund or account is unable to meet such redemption (for example, due to illiquid investments or the need to maintain a level of investment in the fund), the company would be required to fund such redemption to MassMutual and seek reimbursement from the applicable fund or account at a later time when the fund or account is able to fulfill a redemption request. At December 31, 2020, the total amount of seed capital subject to this agreement is approximately $357.8 million. Since December 31, 2020, MassMutual exercised its redemption rights and redeemed a portion of the seed capital per the agreed upon schedule. As of the date of this report, the company was not required to fund these redemptions nor does the company anticipate having to fund any of the seed capital subject to this agreement.

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

In assessing the impact that a legal or regulatory matter will have on the company, management evaluates the need for an accrual on a case-by-case basis. If the likelihood of a loss is deemed probable and is reasonably estimable, the estimated loss is accrued. If the likelihood of a loss is assessed as less than probable, or an amount or range of loss cannot be reasonably estimated, a loss is not accrued. In management’s opinion, adequate accrual has been made as of December 31, 2020 to provide for any losses that may arise from matters for which the company has assessed the likelihood as probable and could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, except as set forth in the "OppenheimerFunds acquisition-related matter" below, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.

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

This matter pertains to the following four Master Limited Partnership (MLP) funds: (1) the Invesco SteelPath MLP Income Fund; (2) the Invesco SteelPath MLP Select 40 Fund; (3) the Invesco SteelPath MLP Alpha Fund; and (4) the Invesco SteelPath MLP Alpha Plus Fund (each a Fund and together the Funds). The company acquired sponsorship and management of the Funds on May 24, 2019 as part of its acquisition of OppenheimerFunds.

The Funds invest substantially all their assets in entities that are MLPs for tax purposes. As a result, the Funds are taxable entities subject to Subchapter C of the Internal Revenue Code of 1986, as amended (the Tax Code). This is unusual, as most mutual funds are instead subject to Subchapter M of the Tax Code (and, in general, operate as flow through vehicles for tax purposes thereunder). Because of their tax status, the Funds have tax attributes, including deferred tax assets and deferred tax liabilities, and must make assessments as to the amount of deferred tax assets that may be realizable in accordance with ASC740 Income Taxes (ASC 740).

In preparing their financial statements for the fiscal year ended November 30, 2019, questions arose as to whether the Funds’ previously issued financial statements for certain years failed to include appropriate valuation allowances against the Funds’ deferred tax assets in accordance with ASC 740. Following a regulatory consultation on these matters, the Funds determined that certain previously issued financial statements had to be restated (which the Funds have now done), and the Funds have recorded incorrect Net Asset Values (NAVs) for periods dating back to 2015. Remediating these matters has, will or may produce the following costs:

•Costs of processing the restated historical financial statements, and related costs of communicating with present and former Fund shareholders;
•Costs of reimbursing fund shareholders for transactions in Fund shares made at incorrect NAVs; and
•Certain additional costs in connection with these matters.

As stated above, uncertainties remain regarding the nature, scope and amount of these costs. Furthermore, there is uncertainty as to the degree to which the company will become ultimately responsible to absorb some or all such costs. The sources of such uncertainties include, among other things, the following:

•The process and method for determining such remediation is subject to various factors that are not yet certain and information that is not yet readily available. In this regard, a significant amount of the investors in the Funds are held in omnibus accounts where the company does not at this time have access to the level of data necessary to determine the appropriate remediation.
•The company and/or the Funds may be entitled to seek reimbursement for certain of such costs under applicable insurance policies (subject to the terms of such policies, including applicable deductibles and policy limits).
•The company may be entitled to seek indemnification for certain of such costs from MassMutual under the OppenheimerFunds acquisition agreement (subject to the terms of such indemnification, including the specified deductible and limit).

During 2020, the company made progress in its remediation program, including obtaining investor information from certain omnibus accounts. However, efforts are ongoing to collect the necessary data related to the remaining omnibus accounts. Based on information that is currently available, we have recorded an estimated liability of $387.8 million for both pre- and post-acquisition activity related to the matter. For pre-acquisition activity, the company recorded an adjustment to the initial acquisition accounting for a liability of an estimated amount of $380.5 million in accordance with ASC Topic 805, "Business Combinations," and a corresponding adjustment was recorded to goodwill and deferred tax assets. Additionally, the company recognized a liability of an estimated amount of $7.3 million for activity after the acquisition date, which was recorded in earnings. The estimated liability excludes any amounts that may be recovered through indemnification and insurance recoveries, as well as other remediation costs related to the matter, such as legal and consulting costs, or the costs of communicating with fund shareholders.

This estimate is based primarily on assumptions around the activity of the underlying fund shareholders in the omnibus accounts, the majority of which data the company has not yet received. Differences in the patterns of actual underlying fund shareholder activity that has not yet been received compared to data already received could result in increases or decreases to the estimated liability. Estimation of the liability involves significant judgment, and it is difficult to assess whether the fund shareholder reimbursements will ultimately be consistent with the liability.

The measurement period for this transaction closed during the three months ended June 30, 2020; therefore, any further adjustments to the estimate, including any recoveries from insurance or indemnification, will be recorded through earnings in Transaction, integration and restructuring expense. Remediation costs of $11.6 million have been incurred during the year ended December 31, 2020 and recorded as Transaction, integration and restructuring expense.

Fund Rebalancing Matter

During the second quarter of 2020, the company discovered and corrected an error with respect to two funds: the Invesco Equally-Weighted S&P 500 Fund and Invesco V.I. Equally-Weighted S&P 500 Fund (the Funds). The Funds are passive funds that are managed to track the S&P 500 Equal Weight Index (the Index). In March 2020, due to volatility in the equity markets, S&P Dow Jones Indices communicated the decision to delay, and ultimately to separate, the rebalancing dates for its indices and noted some indices would be rebalanced in April and others in June. The company noted this delay but not the separation of rebalance dates and omitted rebalancing the Funds on April 24, 2020 when S&P rebalanced the Index. The company discovered this omission and rebalanced the Funds on April 29, 2020. The company has paid the Funds $105.3 million to compensate them for the performance difference that arose from market movements between April 24 and April 29. This amount was recorded as a general and administrative expense during the year ended December 31, 2020. The company will seek reimbursement of this loss under applicable insurance coverages (subject to the terms of such policies, including applicable deductibles and policy limits); however, the amount and timing of any recovery is uncertain as of December 31, 2020.

21.  CONSOLIDATED INVESTMENT PRODUCTS

The following table presents the balances related to CIP that are included on the Consolidated Balance Sheets as well as Invesco's net interest in the CIP for each period presented.

	As of
$ in millions	December 31, 2020	December 31, 2019
Cash and cash equivalents of CIP	301.7	652.2
Accounts receivable and other assets of CIP	175.5	172.9
Investments of CIP	7,910.0	7,808.0
Less: Debt of CIP	(6,714.1)	(6,234.6)
Less: Other liabilities of CIP	(588.6)	(949.6)
Less: Retained earnings	0.1	9.5
Less: Accumulated other comprehensive income, net of tax	—	(9.4)
Less: Equity attributable to redeemable noncontrolling interests	(211.8)	(383.5)
Less: Equity attributable to nonredeemable noncontrolling interests	(446.3)	(454.9)
Invesco's net interests in CIP	426.5	610.6

The following table reflects the impact of consolidation of investment products into the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018.

Summary of Income Statement Impact of CIP

	Years ended December 31,
$ in millions	2020	2019	2018
Total operating revenues	(39.8)	(33.5)	(28.6)
Total operating expenses	22.2	28.1	16.2
Operating income	(62.0)	(61.6)	(44.8)
Equity in earnings of unconsolidated affiliates	(12.0)	5.1	(10.2)
Interest and dividend income	(0.3)	(4.6)	—
Other gains and losses, net	(10.3)	(40.8)	34.5
Interest and dividend income of CIP	302.3	345.4	275.4
Interest expense of CIP	(194.5)	(228.5)	(190.7)
Other gains/(losses) of CIP, net	32.1	32.9	(55.1)
Income before income taxes	55.3	47.9	9.1
Income tax provision	—	—	—
Net income	55.3	47.9	9.1
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(45.9)	(49.5)	(0.3)
Net income attributable to Invesco Ltd.	9.4	(1.6)	8.8

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

Non-consolidated VIEs

At December 31, 2020, the company's carrying value and maximum risk of loss with respect to VIEs in which the company is not the primary beneficiary was $152.0 million (December 31, 2019: $188.0 million).

Balance Sheet information - newly consolidated VIEs/VOEs

During the year ended December 31, 2020, the company invested in and consolidated four new VIEs and two new VOEs (December 31, 2019: the company invested in and consolidated four new VIEs and five new VOEs). The tables below illustrate the summary balance sheet amounts related to these products before consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Consolidated Financial Statements.

	For the year ended December 31, 2020		For the year ended December 31, 2019
$ in millions	VIEs	VOEs	VIEs	VOEs
Cash and cash equivalents of CIP	9.1	0.1	9.8	0.2
Accounts receivable and other assets of CIP	1.2	0.1	3.1	0.3
Investments of CIP	114.2	17.1	508.7	25.5
Total assets	124.5	17.3	521.6	26.0

Debt of CIP	75.8	—	188.8	—
Other liabilities of CIP	37.8	—	332.8	—
Total liabilities	113.6	—	521.6	—
Total equity	10.9	17.3	—	26.0
Total liabilities and equity	124.5	17.3	521.6	26.0

During the year ended December 31, 2020, the company determined it was no longer the primary beneficiary of fifteen VIEs and eleven VOEs. During the year ended December 31, 2019, the company determined that it was no longer the primary beneficiary of six VIEs and eleven VOEs. The amounts deconsolidated from the Consolidated Balance Sheets are illustrated in the table below. There was no net impact to the Consolidated Statements of Income for the years ended December 31, 2020 and December 31, 2019 from the deconsolidation of these investment products.

	For the year ended December 31, 2020		For the year ended December 31, 2019
$ in millions	VIEs	VOEs	VIEs	VOEs
Cash and cash equivalents of CIP	4.0	0.2	7.6	—
Accounts receivable and other assets of CIP	5.0	1.1	22.3	0.6
Investments of CIP	373.7	134.1	626.1	94.3
Total assets	382.7	135.4	656.0	94.9
		—
Debt of CIP	—	—	526.2	—
Other liabilities of CIP	2.8	—	22.2	—
Total liabilities	2.8	—	548.4	—
Total equity	379.9	135.4	107.6	94.9
Total liabilities and equity	382.7	135.4	656.0	94.9

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of December 31, 2020 and December 31, 2019:

	As of December 31, 2020
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	6,864.5	—	6,864.5	—	—
Bonds	539.0	0.6	538.4	—	—
Equity securities	137.2	61.3	75.9	—	—
Equity and fixed income mutual funds	103.0	91.2	11.8	—	—
Investments in other private equity funds	266.3	—	8.1	—	258.2
Total assets at fair value	7,910.0	153.1	7,498.7	—	258.2

	As of December 31, 2019
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a Practical expedient
Assets:
Bank loans	6,504.4	—	6,504.4	—	—
Bonds	705.9	0.5	705.4	—	—
Equity securities	275.9	204.4	71.5	—	—
Equity and fixed income mutual funds	29.8	20.3	9.5	—	—
Investments in other private equity funds	213.4	—	—	—	213.4
Real estate investments	78.6	—	—	78.6	—
Total assets at fair value	7,808.0	225.2	7,290.8	78.6	213.4

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	Year ended December 31, 2020	Year ended December 31, 2019
$ in millions	Level 3 Assets	Level 3 Assets
Beginning balance	78.6	11.8
Purchases	—	58.9
Deconsolidation of CIP	(89.4)	—
Gains and losses included in the Consolidated Statements of Income(1)	10.8	7.9
Ending balance	—	78.6
____________

(1)Included in gains/(losses) of CIP, net in the Consolidated Statements of Income for the year ended December 31, 2020 are $10.8 million in net unrealized gains attributable to investments still held at December 31, 2020 by CIP (year ended December 31, 2019: $7.9 million net unrealized gains attributable to investments still held at December 31, 2019).
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

The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments at December 31, 2020 of $6,844.3 million (December 31, 2019: $6,464.3 million), which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, transportation, real estate, packaging, and finance industries. Bank loan investments mature at various dates between 2020 and 2029, pay interest at LIBOR plus a spread of up to 11.00%, and typically range in S&P credit rating categories from BBB+ down to unrated. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At December 31, 2020, the unpaid principal balance exceeds the fair value of the senior secured bank loans and bonds by approximately $208.6 million (December 31, 2019: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $181.2 million). Approximately 1.17% of the collateral assets are in default as of December 31, 2020 (December 31, 2019: approximately 0.08% of the collateral assets were in default). CLO investments are valued based on price quotations provided by third party pricing sources. These third party sources aggregate indicative price quotations daily to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations on a daily basis. If necessary, price quotations are challenged through the third-party pricing source price challenge process.

In addition, the company's internal valuation committee conducts an annual due diligence review of all independent third-party pricing sources to review the provider's valuation methodology as well as ensure internal controls exist over the valuation of the CLO investments. In the event that the third-party pricing source is unable to price an investment, other relevant factors, data and information are considered, including: i) information relating to the market for the investment, including price quotations for and trading in the investment and interests in similar investments, the market environment and investor attitudes towards the investment and interests in similar investments; ii) the characteristics of and fundamental analytical data relating to the investment, including, for senior secured corporate loans, the cost, size, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the senior secured corporate loan and any related agreements, and the position of the senior secured corporate loan in the borrower's debt structure; iii) the nature, adequacy and value of the senior secured corporate loan's collateral, including the CLO's rights, remedies and interests with respect to the collateral; iv) for senior secured corporate loans, the creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects; v) the reputation and financial condition of the agent and any intermediate participants in the senior secured corporate loan; and vi) general economic and market conditions affecting the fair value of the senior secured corporate loan.

Notes issued by consolidated CLOs mature at various dates between 2026 and 2033 and have a weighted average maturity of ten years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.40% for the more senior tranches to 8.07% for the more subordinated tranches. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt.

Fair value of consolidated real estate funds

The real estate investment vehicles use one or more valuation techniques (e.g. the market approach, the income approach or the recent transaction "cost" approach) for which sufficient and reliable data is available to value investments classified within level 3. The use of the market approach generally consists of using comparable market transactions, while the use of the income approach generally consists of the net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors.

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

Quantitative Information about Level 3 Fair Value Measurements
At December 31, 2020, there were no investments held by consolidated real estate funds that were valued using recent private market transactions.

At December 31, 2019, there were $78.6 million of investments held by consolidated real estate funds that were valued using recent private market transactions.

The following narrative will indicate the sensitivity of inputs illustrating the impact of significant increases to the inputs. A directionally opposite impact would apply for significant decreases in these inputs:

•For real estate investments, a change in the average rent growth rate would result in a directionally-opposite change in the assumptions for discount rate and terminal capitalization rate. Significant increases in the average growth rate would result in significantly higher fair values. Significant increases in the assumptions for discount rate and terminal capitalization rate in isolation would result in significantly lower fair value measurements.

The table below summarizes as of December 31, 2020 and December 31, 2019, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	December 31, 2020			December 31, 2019
in millions, except term data	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity funds (1)	$258.2	$110.1	6.7 years	$213.4	$78.3	6.7 years
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

Fair Value of Equity Securities, Bonds and Equity/Fixed Income Mutual Funds

Equity securities are valued under the market approach through use of quoted prices on an exchange. To the extent these securities are actively traded, valuation adjustments are not applied, and they are categorized within level 1 of the valuation hierarchy; otherwise, they are categorized in level 2 or level 3 depending on the inputs used.

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

22. RELATED PARTIES

As a result of the OppenheimerFunds acquisition, MassMutual has an approximate 16.5% stake in the common stock of the company and owns all of the outstanding $4.0 billion in perpetual, non-cumulative preferred shares. Based on the level of shares owned by MassMutual and the corresponding customary minority shareholder rights, which includes representation on Invesco’s board of directors, the company considers MassMutual a related party.

Additionally, certain managed funds are deemed to be affiliated entities under the related party definition in ASC 850, “Related Party Disclosures.” Related parties include those defined in the company’s proxy statement. Affiliated balances are illustrated in the tables below:

	Years ended December 31,
$ in millions	2020	2019	2018
Affiliated operating revenues:
Investment management fees	4,007.8	4,039.7	3,591.7
Service and distribution fees	1,358.8	1,219.1	945.8
Performance fees	39.4	58.0	17.5
Other	200.2	219.5	192.4
Total affiliated operating revenues	5,606.2	5,536.3	4,747.4

	As of December 31,
$ in millions	2020	2019
Affiliated asset balances:
Cash and cash equivalents	947.3	620.9
Unsettled fund receivables	62.9	113.6
Accounts receivable	498.3	599.8
Investments	654.8	633.5
Assets held for policyholders	7,581.8	10,835.3
Other assets	50.8	24.5
Total affiliated asset balances	9,795.9	12,827.6

Affiliated liability balances:
Accrued compensation and benefits	47.4	65.7
Accounts payable and accrued expenses	60.1	53.8
Unsettled fund payables	64.1	116.6
Total affiliated liability balances	171.6	236.1

23. SUBSEQUENT EVENTS

On January 4, 2021, the company paid $117.0 million to settle a portion of the forward share repurchase liability.

On January 26, 2021, the company declared a fourth quarter 2020 dividend of $0.155 per common share, payable on March 2, 2021, to common shareholders of record at the close of business on February 16, 2021 with an ex-dividend date of February 12, 2021.

On January 26, 2021, the company declared a preferred dividend of $14.75 per preferred share to the holders of preferred shares, representing the period from December 1, 2020 through February 28, 2021. The preferred dividend is payable on March 1, 2021, to preferred shareholders of record at the close of business on February 16, 2021.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2020. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding the required disclosure.

Management's report on internal control over financial reporting is located in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our independent registered public accounting firm PricewaterhouseCoopers LLP, have issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2020.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Invesco filed the certification of its Chief Executive Officer with the New York Stock Exchange (NYSE) in 2020 as required pursuant to Section 303A of the NYSE Listed Company Manual. In addition, Invesco filed the Sarbanes-Oxley Act Section 302 certifications of its Chief Executive Officer and Chief Financial Officer with the Securities and Exchange Commission, which certifications are attached hereto as Exhibit 31.1 and Exhibit 31.2, respectively.

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020, under the captions “Information About the Executive Officers of the Company,” “Corporate Governance,” “Board of Directors,” and possibly elsewhere therein. Such information is incorporated into this Item 10 by reference.

Item 11.  Executive Compensation

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020, under the captions “Board of Directors - Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and possibly elsewhere therein. Such information is incorporated into this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020, under the captions “Executive Compensation,” “Security Ownership of Principal Shareholders,” “Security Ownership of Management,” and possibly elsewhere therein. Such information is incorporated into this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020, under the captions “Corporate Governance,” “Certain Relationships and Related Transactions,” “Board of Directors,” “Related Person Transaction Policy,” and possibly elsewhere therein. Such information is incorporated into this Item 13 by reference.
Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020, under the captions “Fees Paid to Independent Registered Public Accounting Firm,” “Pre-Approval Process and Policy,” and possibly elsewhere therein. Such information is incorporated into this Item 14 by reference.
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

Item 16. Form 10-K Summary

Not applicable

Exhibit Index

(Note: Exhibits 10.2 through 10.20 and 10.22 through 10.28 are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Report pursuant to Item 15(b) of this Report. References herein to “AMVESCAP,” or “AMVESCAP PLC” are to the predecessor registrant to Invesco Ltd.)

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
10.3
First Amendment to the Invesco Ltd. 2016 Global Equity Incentive Plan, dated May 9, 2019, incorporated by reference to exhibit 4.3 to Invesco’s Form S-8, filed with the Securities and Exchange Commission on May 14, 2019

10.4
Invesco Ltd. 2010 Global Equity Incentive Plan (ST), as amended and restated on October 10, 2017, incorporated by reference to exhibit 4.2 to Invesco’s Form S-8, filed with the Securities and Exchange Commission on May 14, 2019

10.5
First Amendment to the Invesco Ltd. 2010 Global Equity Incentive Plan (ST), as amended and restated on October 10, 2017, dated May 9, 2019, incorporated by reference to exhibit 4.3 to Invesco’s Form S-8, filed with the Securities and Exchange Commission on May 14, 2019

10.6
Form of Restricted Stock Award Agreement - Time Vesting - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.7
Form of Restricted Stock Award Agreement - Time Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.18 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.8
Form of Restricted Stock Unit Award Agreement - Time Vesting - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.19 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.9
Form of Restricted Stock Unit Award Agreement -Performance Vesting - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.22 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.10
Form of Restricted Stock Unit Award Agreement -Performance Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.23 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.11
Form of Restricted Stock Unit Award Agreement -Performance Vesting (Feb 2019)- under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.2 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on April 25, 2019

10.12
Form of Restricted Stock Unit Award Agreement -Performance Vesting (Feb 2019) - with respect to Martin L. Flanagan - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on April 25, 2019

10.13
Form of Restricted Stock Unit Award Agreement - Time Vesting - for UCITS staff - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the Securities and Exchange Commission on April 26, 2018

10.14
Form of Restricted Fund Unit Agreement - Upfront Awards - for UCITS staff (UK version) - under Invesco Ltd. Deferred Incentive Plan, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the Securities and Exchange Commission on April 26, 2018

10.15
Form of Restricted Stock Unit Award Agreement - Time Vesting - for UCITS staff - under the Invesco Ltd. 2016 Global Equity Incentive Plan (Feb 2020), incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on April 23, 2020

10.16
Form of Restricted Stock Unit Award Agreement - Performance Vesting - for UCITS staff - under the Invesco Ltd. 2016 Global Equity Incentive Plan (Feb 2020), incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on April 23, 2020

10.17
Form of Restricted Fund Unit Agreement - Upfront Awards - for UCITS staff - under Invesco Ltd. Deferred Incentive Plan (Feb 2020), incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on April 23, 2020

10.18	Form of Award Agreement for Non-Executive Directors under the Invesco Ltd. 2016 Global Equity Incentive Plan (June 2020)
10.19	Amendment No. 1 to Invesco Ltd. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan, effective as of January 1, 2013
10.20
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

10.29
Agreement and Plan of Merger by and among MM Asset Management Holding LLC, Oppenheimer Acquisition Corp., Invesco Ltd., Gem Acquisition Corp. and Gem Acquisition Two Corp. dated as of October 17, 2018, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed with the Securities and Exchange Commission on October 24, 2018

10.30
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

10.31
Second Amendment to the Agreement and Plan of Merger, dated May 24, 2019, by and among Invesco Ltd., Gem Acquisition Corp., Gem Acquisition Two Corp., MM Asset Management Holding LLC, and Oppenheimer Acquisition Corp., incorporated by reference to exhibit 2.3 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2019

10.32
Shareholder Agreement, dated May 24, 2019, by and between Invesco Ltd. and Massachusetts Mutual Life Insurance Company, incorporated by reference to exhibit 10.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2019

21.0	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP, dated February 19, 2021
31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Ltd.

By:	/s/ MARTIN L. FLANAGAN
Name:	Martin L. Flanagan
Title:	President and Chief Executive Officer

Date:	February 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ MARTIN L. FLANAGAN	Chief Executive Officer (Principal Executive Officer) and President; Director	February 19, 2021
Martin L. Flanagan
/s/ L. ALLISON DUKES	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 19, 2021
L. Allison Dukes
/s/ ANNETTE LEGE	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2021
Annette Lege
/s/ G. RICHARD WAGONER, JR.	Chairman and Director	February 19, 2021
G. Richard Wagoner, Jr.
/s/ SARAH E. BESHAR	Director	February 19, 2021
Sarah E. Beshar
/s/ THOMAS M. FINKE	Director	February 19, 2021
Thomas M. Finke
/s/ EDWARD D. GARDEN	Director	February 19, 2021
Edward D. Garden
/s/ WILLIAM F. GLAVIN, JR.	Director	February 19, 2021
William F. Glavin, Jr.
/s/ C. ROBERT HENRIKSON	Director	February 19, 2021
C. Robert Henrikson
/s/ DENIS KESSLER	Director	February 19, 2021
Denis Kessler
/s/ NELSON PELTZ	Director	February 19, 2021
Nelson Peltz
/s/ SIR NIGEL SHEINWALD	Director	February 19, 2021
Sir Nigel Sheinwald
/s/ PHOEBE A. WOOD	Director	February 19, 2021
Phoebe A. Wood