Form 10-Q
period 2021-03-31
Invesco Ltd.
filed 2021-04-30
CIK 914208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of March 31, 2021, the most recent practicable date, the number of Common Shares outstanding was 461,451,089.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except per share data	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	1,158.3	1,408.4
Unsettled fund receivables	347.9	109.4
Accounts receivable	770.8	741.1
Investments	857.6	826.8
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	429.6	301.7
Accounts receivable and other assets of CIP	258.4	175.5
Investments of CIP	7,912.1	7,910.0
Assets held for policyholders	5,629.5	7,582.1
Prepaid assets	132.5	149.2
Other assets	614.0	514.2
Property, equipment and software, net	555.9	563.8
Intangible assets, net	7,282.7	7,305.6
Goodwill	8,932.2	8,916.3
Total assets	34,881.5	36,504.1
LIABILITIES
Accrued compensation and benefits	592.2	973.7
Accounts payable and accrued expenses	1,930.8	1,920.4
Liabilities of CIP:
Debt of CIP	6,700.9	6,714.1
Other liabilities of CIP	663.6	588.6
Policyholder payables	5,629.5	7,582.1
Unsettled fund payables	347.2	98.4
Long-term debt	2,083.2	2,082.6
Deferred tax liabilities, net	1,566.3	1,523.5
Total liabilities	19,513.7	21,483.4
Commitments and contingencies (See Note 11)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	338.3	211.8
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized, issued and outstanding as of March 31, 2021 and December 31, 2020)	4,010.5	4,010.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million shares issued as of March 31, 2021 and December 31, 2020)	113.2	113.2
Additional paid-in-capital	7,639.6	7,811.4
Treasury shares	(3,087.7)	(3,253.8)
Retained earnings	6,279.9	6,085.0
Accumulated other comprehensive income/(loss), net of tax	(407.7)	(404.5)
Total equity attributable to Invesco Ltd.	14,547.8	14,361.8
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	481.7	447.1
Total permanent equity	15,029.5	14,808.9
Total liabilities, temporary and permanent equity	34,881.5	36,504.1

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
$ in millions, except per share data	2021	2020
Operating revenues:
Investment management fees	1,206.6	1,168.3
Service and distribution fees	381.1	365.8
Performance fees	6.7	4.8
Other	65.3	60.0
Total operating revenues	1,659.7	1,598.9
Operating expenses:
Third-party distribution, service and advisory	522.8	515.1
Employee compensation	489.2	421.9
Marketing	15.8	32.7
Property, office and technology	129.3	130.4
General and administrative	96.6	106.3
Transaction, integration and restructuring	45.8	59.6
Amortization of intangibles	15.9	15.9
Total operating expenses	1,315.4	1,281.9
Operating income	344.3	317.0
Other income/(expense):
Equity in earnings of unconsolidated affiliates	27.5	16.9
Interest and dividend income	1.3	6.4
Interest expense	(23.8)	(36.3)
Other gains and losses, net	34.1	(106.5)
Other income/(expense) of CIP, net	94.7	(20.1)
Income before income taxes	478.1	177.4
Income tax provision	(106.5)	(57.4)
Net income	371.6	120.0
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(44.6)	20.7
Dividends declared on preferred shares	(59.2)	(59.2)
Net income attributable to Invesco Ltd.	267.8	81.5

Earnings per common share:
-basic	$0.58	$0.18
-diluted	$0.58	$0.18

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
$ in millions	2021	2020
Net income	371.6	120.0
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	0.8	(315.0)
Other comprehensive income/(loss), net	(4.0)	(3.2)
Other comprehensive income/(loss)	(3.2)	(318.2)
Total comprehensive income/(loss)	368.4	(198.2)
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(44.6)	20.7
Dividends on preferred shares	(59.2)	(59.2)
Comprehensive income/(loss) attributable to Invesco Ltd.	264.6	(236.7)

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
$ in millions	2021	2020
Operating activities:
Net income	371.6	120.0
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	51.1	48.4
Common share-based compensation expense	38.6	47.4
Other (gains)/losses, net	(34.1)	106.5
Other (gains)/losses of CIP, net	(66.9)	48.4
Equity in earnings of unconsolidated affiliates	(27.5)	(16.9)
Distributions from equity method investees	2.3	2.0
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	(130.3)	(12.6)
(Purchase)/sale of investments, net	43.5	98.6
(Increase)/decrease in receivables	1,742.9	1,223.3
Increase/(decrease) in payables	(2,018.1)	(1,742.1)
Net cash provided by/(used in) operating activities	(26.9)	(77.0)
Investing activities:
Purchase of property, equipment and software	(20.3)	(19.2)
Purchase of investments by CIP	(1,407.6)	(1,587.8)
Sale of investments by CIP	1,303.1	1,209.5
Purchase of investments	(53.4)	(36.8)
Sale of investments	46.8	28.5
Capital distributions from equity method investees	0.2	3.9
Collateral received/(posted), net	—	(50.1)
Net cash provided by/(used in) investing activities	(131.2)	(452.0)
Financing activities:
Purchases of treasury shares	(44.7)	(31.5)
Dividends paid - preferred	(59.2)	(59.2)
Dividends paid - common	(71.5)	(140.9)
Third-party capital invested into CIP	205.8	39.7
Third-party capital distributed by CIP	(71.7)	(91.8)
Borrowings of debt by CIP	354.9	579.3
Repayments of debt by CIP	(129.1)	(503.8)
Settlement of forward contracts on treasury shares	(117.0)	(190.6)
Collateral received/(posted), net	78.8	—
Net borrowings/(repayments) under credit facility	—	508.0
Payment of contingent consideration	(8.5)	(12.9)
Net cash provided by/(used in) financing activities	137.8	96.3
Increase/(decrease) in cash and cash equivalents	(20.3)	(432.7)
Foreign exchange movement on cash and cash equivalents	(8.6)	(33.7)
Foreign exchange movement on cash and cash equivalents of CIP	(5.8)	(5.0)
Net cash inflows/(outflows) upon consolidation/deconsolidation of CIP	(8.7)	(0.3)
Cash, cash equivalents and restricted cash, beginning of period (1)	1,839.3	1,701.2
Cash, cash equivalents and restricted cash, end of period	1,795.9	1,229.5
Cash and cash equivalents	1,158.3	940.5
Restricted cash (1)	208.0	—
Cash and cash equivalents of CIP	429.6	289.0
Total cash, cash equivalents and restricted cash per consolidated statement of cash flows	1,795.9	1,229.5
______________________________________________________________________________________________________
(1) Restricted cash of $208.0 million and $129.2 million as of March 31, 2021 and December 31, 2020, respectively (March 31, 2020: zero) is recorded in Other assets on the Condensed Consolidated Balance Sheets.

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three months ended March 31, 2021
	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2021	4,010.5	113.2	7,811.4	(3,253.8)	6,085.0	(404.5)	14,361.8	447.1	14,808.9	211.8
Net income	—	—	—	—	327.0	—	327.0	42.8	369.8	1.8
Other comprehensive income/(loss)	—	—	—	—	—	(3.2)	(3.2)	—	(3.2)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(8.2)	(8.2)	124.7
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.155 per share)	—	—	—	—	(72.9)	—	(72.9)	—	(72.9)	—
Employee common share plans:
Common share-based compensation	—	—	38.6	—	—	—	38.6	—	38.6	—
Vested common shares	—	—	(210.4)	210.4	—	—	—	—	—	—
Other common share awards	—	—	—	0.4	—	—	0.4	—	0.4	—
Purchase of common shares	—	—	—	(44.7)	—	—	(44.7)	—	(44.7)	—
March 31, 2021	4,010.5	113.2	7,639.6	(3,087.7)	6,279.9	(407.7)	14,547.8	481.7	15,029.5	338.3

Three months ended March 31, 2020
	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2020	4,010.5	113.2	7,860.8	(3,452.5)	5,917.8	(587.3)	13,862.5	455.8	14,318.3	383.5
Net income	—	—	—	—	140.7	—	140.7	24.4	165.1	(45.1)
Other comprehensive income/(loss)	—	—	—	—	—	(318.2)	(318.2)	—	(318.2)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(37.1)	(37.1)	(161.9)
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.31 per share)	—	—	—	—	(142.7)	—	(142.7)	—	(142.7)	—
Employee common share plans:
Common share-based compensation	—	—	47.4	—	—	—	47.4	—	47.4	—
Vested common shares	—	—	(160.4)	160.4	—	—	—	—	—	—
Other common share awards	—	—	(0.1)	0.4	—	—	0.3	—	0.3	—
Purchase of common shares	—	—	—	(31.5)	—	—	(31.5)	—	(31.5)	—
March 31, 2020	4,010.5	113.2	7,747.7	(3,323.2)	5,856.6	(905.5)	13,499.3	443.1	13,942.4	176.5
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
Certain disclosures included in the company’s annual report on Form 10-K for the year ended December 31, 2020 (annual report or Form 10-K) are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q (Report). The company has condensed or omitted these disclosures. Therefore, this Report should be read in conjunction with the company’s annual report.
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
Accounting Pronouncements Recently Adopted

Income Taxes. On January 1, 2021, the company adopted Accounting Standards Update 2019-12, “Simplifying Accounting for Income Taxes” (ASU 2019-12). The update simplifies various aspects related to income taxes and removes certain exceptions to the general principles in Topic 740. The company has adopted ASU 2019-12 using a prospective approach and determined that there is no material impact upon adoption of this standard.

Pending Accounting Pronouncements
None.

2. FAIR VALUE OF ASSETS AND LIABILITIES
The fair value of financial instruments are presented in the below summary table. The fair value of financial instruments held by CIP is presented in Note 12, "Consolidated Investment Products". See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

	March 31, 2021	December 31, 2020
$ in millions	Fair Value	Fair Value
Cash and cash equivalents	1,158.3	1,408.4
Restricted cash (1)	208.0	129.2
Equity investments	347.8	360.3
Foreign time deposits (2)	29.3	29.9
Assets held for policyholders	5,629.5	7,582.1
Policyholder payables (2)	(5,629.5)	(7,582.1)
Contingent consideration liability	(4.4)	(18.6)
____________
(1)    Restricted cash is recorded in Other assets on the Condensed Consolidated Balance Sheets
(2) These financial instruments are not measured at fair value on a recurring basis. See the most recently filed Form 10-K for additional information about the carrying and fair values of these financial instruments. Foreign time deposits are measured at cost plus accrued interest, which approximates fair value, and are accordingly classified as Level 2 securities. Policyholder payables are indexed to the value of the assets held for policyholders.
The following table presents, by hierarchy levels, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company’s Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively:

	As of March 31, 2021
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	609.2	609.2	—	—
Investments (1):
Equity investments:
Seed money	135.4	135.4	—	—
Investments related to deferred compensation plans	207.8	207.8	—	—
Other equity securities	4.6	4.6	—	—
Assets held for policyholders	5,629.5	5,629.5	—	—
Total return swaps related to deferred compensation plans	14.3	—	14.3	—
Total	6,600.8	6,586.5	14.3	—
Liabilities:
Contingent consideration liability	(4.4)	—	—	(4.4)
Total	(4.4)	—	—	(4.4)

	As of December 31, 2020
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	947.3	947.3	—	—
Investments (1):
Equity investments:
Seed money	153.5	153.5	—	—
Investments related to deferred compensation plans	202.7	202.7	—	—
Other equity securities	4.1	4.1	—	—
Assets held for policyholders	7,582.1	7,582.1	—	—
Total return swaps related to deferred compensation plans	5.1	—	5.1	—
Total	8,894.8	8,889.7	5.1	—
Liabilities:
Contingent consideration liability	(18.6)	—	—	(18.6)
Total	(18.6)	—	—	(18.6)
____________
(1)    Foreign time deposits of $29.3 million (December 31, 2020: $29.9 million) are excluded from this table. Equity method and other investments of $470.2 million and $10.3 million, respectively, (December 31, 2020: $426.1 million and $10.5 million, respectively) are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

The following tables show a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three months ended March 31, 2021 and March 31, 2020, which are valued using significant unobservable inputs:

	Contingent Consideration Liability
$ in millions	Three months ended March 31, 2021	Three months ended March 31, 2020
Beginning balance	(18.6)	(60.2)
Revision to purchase price allocation	—	5.5
Net unrealized gains and losses included in other gains and losses, net	5.7	8.2
Disposition/settlements	8.5	12.9
Ending balance	(4.4)	(33.6)

Total Return Swaps
In addition to holding equity investments, the company has a total return swap (TRS) to hedge economically certain deferred compensation liabilities. The notional value of the total return swap at March 31, 2021 was $344.4 million. During the three months ended March 31, 2021, market valuation gains of $9.2 million were recognized in other gains and losses, net (three months ended March 31, 2020; $31.4 million net loss).

3.  INVESTMENTS
The disclosures below include details of the company’s investments. Investments held by CIP are detailed in Note 12, "Consolidated Investment Products".

$ in millions	March 31, 2021	December 31, 2020
Equity investments:
Seed money	135.4	153.5
Investments related to deferred compensation plans	207.8	202.7
Other equity securities	4.6	4.1
Equity method investments	470.2	426.1
Foreign time deposits	29.3	29.9
Other	10.3	10.5
Total investments	857.6	826.8
Equity investments
The unrealized gains and losses for the three months ended March 31, 2021 that relate to equity investments still held at March 31, 2021, were a $11.5 million net gain (three months ended March 31, 2020: $86.1 million net loss).
4.  LONG-TERM DEBT
The disclosures below include details of the company’s debt. Debt of CIP is detailed in Note 12, "Consolidated Investment Products".

	March 31, 2021		December 31, 2020
$ in millions	Carrying Value (3)	Fair Value	Carrying Value (3)	Fair Value
$1.5 billion floating rate credit facility expiring August 11, 2022 (1)	—	—	—	—
Unsecured Senior Notes (2):
$600 million 3.125% - due November 30, 2022	598.9	626.3	598.7	632.9
$600 million 4.000% - due January 30, 2024	597.0	655.8	596.8	660.2
$500 million 3.750% - due January 15, 2026	496.9	550.2	496.7	564.8
$400 million 5.375% - due November 30, 2043	390.4	497.3	390.4	517.8
Long-term debt	2,083.2	2,329.6	2,082.6	2,375.7
____________
(1)    On April 26, 2021, Invesco Ltd. and its indirect subsidiary, Invesco Finance PLC, amended and restated the $1.5 billion floating rate credit facility, extending the expiration date from August 11, 2022 to April 26, 2026 (see “Item 5. Other Information” for additional details).
(2)    The company’s senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
(3)    The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.
The company maintains approximately $11.5 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons.

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

	As of
in millions	March 31, 2021	December 31, 2020
Preferred shares issued (1)	4.0	4.0
Preferred shares outstanding (1)	4.0	4.0
__________
(1)    Preferred shares are held by MassMutual and are subject to a lock-up period of five years, which disallows the sale of preferred shares by MassMutual during the five-year period beginning on the original issue date of May 24, 2019.
The number of common shares and common share equivalents issued are represented in the table below:

	As of
in millions	March 31, 2021	December 31, 2020
Common shares issued	566.1	566.1
Less: Treasury shares for which dividend and voting rights do not apply	(104.6)	(107.0)
Common shares outstanding (2)	461.5	459.1
__________
(2)Common shares outstanding includes 75.6 million common shares held by MassMutual that are subject to a two-year lock-up period, which disallows the sale of common shares by MassMutual during the two-year period beginning on the original issue date of May 24, 2019.
In 2019, the company entered into forward contracts to purchase its common shares. The details of the unsettled forward contracts as of March 31, 2021 and December 31, 2020 are as follows:

in millions, except strike and forward prices	March 31, 2021
	Common Shares Purchased	Initial Strike Price	Forward Price	Hedge Completion Date	Value of Total Treasury Shares Recorded	Settlement Date	Total Liability Recorded
$200 million - entered on July 2, 2019	10.0	$20.00	$12.00	07/30/2019	$193.7	04/01/2021	$120.0
$100 million - entered on August 27, 2019	6.0	$16.59	$12.00	09/27/2019	$102.6	04/01/2021	$72.3
	16.0				$296.3		$192.3

in millions, except strike and forward prices	December 31, 2020
	Common Shares Purchased	Initial Strike Price	Forward Price	Hedge Completion Date	Value of Total Treasury Shares Recorded	Settlement Date	Total Liability Recorded
$200 million - entered on May 13, 2019	9.8	$20.51	$12.00	05/30/2019	$198.7	01/04/2021	$117.0
$200 million - entered on July 2, 2019	10.0	$20.00	$12.00	07/30/2019	$193.7	04/01/2021	$119.4
$100 million - entered on August 27, 2019	6.0	$16.59	$12.00	09/27/2019	$102.6	04/01/2021	$72.6
	25.8				$495.0		$309.0

The forward contract entered on May 13, 2019 settled on January 4, 2021 for $117.0 million. As of March 31, 2021, the company’s net collateral received related to the forward contracts was $182.9 million (December 31, 2020: $104.1 million net collateral received). The collateral is in a net received position when the forward price is less than Invesco's common share price. The company's total liability and payable related to the collateral received are recorded in accounts payable and accrued expense on the Condensed Consolidated Balance Sheets. The remaining forward contracts settled on April 1, 2021.

6.  OTHER COMPREHENSIVE INCOME/(LOSS)
The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended March 31, 2021
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	0.8	—	—	—	0.8
Other comprehensive income, net	—	(4.0)	—	—	(4.0)
Other comprehensive income/(loss), net of tax	0.8	(4.0)	—	—	(3.2)

Beginning balance	(279.3)	(126.0)	0.1	0.7	(404.5)
Other comprehensive income/(loss), net of tax	0.8	(4.0)	—	—	(3.2)
Ending balance	(278.5)	(130.0)	0.1	0.7	(407.7)

	For the three months ended March 31, 2020
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(315.0)	—	—	—	(315.0)
Other comprehensive income, net	—	(3.1)	—	(0.1)	(3.2)
Other comprehensive income/(loss), net of tax	(315.0)	(3.1)	—	(0.1)	(318.2)

Beginning balance	(462.0)	(126.1)	0.1	0.7	(587.3)
Other comprehensive income/(loss), net of tax	(315.0)	(3.1)	—	(0.1)	(318.2)
Ending balance	(777.0)	(129.2)	0.1	0.6	(905.5)
Net Investment Hedge

The company designated certain intercompany debt as a non-derivative net investment hedging instrument against foreign currency exposure related to its net investment in foreign operations. At March 31, 2021 and December 31, 2020, £130 million ($180.2 million and $174.5 million, respectively) of intercompany debt was designated as a net investment hedge. For the three months ended March 31, 2021, the company recognized foreign currency losses of $5.7 million (three months ended March 31, 2020: gains of $11.3 million) resulting from the net investment hedge within currency translation differences on investments in foreign subsidiaries in Other comprehensive income.

7. REVENUE
The geographic disaggregation of revenue for the three months ended March 31, 2021 and 2020 are presented below. There are no revenues attributed to the company’s country of domicile, Bermuda.

	For the three months ended March 31,
$ in millions	2021	2020
Americas	1,230.4	1,180.7
UK	163.7	170.8
EMEA ex UK (Europe, Middle East and Africa)	176.4	164.4
Asia Pacific	89.2	83.0
Total operating revenues	1,659.7	1,598.9
The opening and closing balances of deferred carried interest liabilities for the three months ended March 31, 2021 were $58.0 million and $59.8 million, respectively (December 31, 2020: $45.8 million and $58.0 million, respectively). During the three months ended March 31, 2021, no performance fee revenue was recognized that had been included in the deferred carried interest liability balance at the beginning of the period (March 31, 2020: none).

8.  COMMON SHARE-BASED COMPENSATION
The company recognized total expenses of $38.6 million and $47.4 million related to equity-settled common share-based payment transactions in the three months ended March 31, 2021 and 2020, respectively.

Movements on common share awards during the periods ended March 31, are detailed below:

	For the three months ended March 31, 2021			For the three months ended March 31, 2020
millions of common shares, except fair values	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value ($)	Time- Vested	Performance- Vested
Unvested at the beginning of period	18.1	1.6	19.11	18.7	1.1
Granted during the period	3.3	0.6	21.19	7.8	0.9
Forfeited during the period	(0.1)	—	19.21	(0.2)	—
Vested and distributed during the period	(6.1)	(0.5)	22.17	(6.1)	(0.2)
Unvested at the end of the period	15.2	1.7	18.40	20.2	1.8
The total fair value of common shares that vested during the three months ended March 31, 2021 was $97.4 million (three months ended March 31, 2020: $91.8 million). The weighted average grant date fair value of the common share awards that were granted during the three months ended March 31, 2021 was $21.19 (three months ended March 31, 2020: $14.37).
At March 31, 2021, there was $264.9 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.60 years.
9. RESTRUCTURING

In 2020, the company initiated a strategic evaluation (the “Initiative”) focusing on four key areas of our expense base: our organizational model, our real estate footprint, management of third party spend and technology and operations efficiency.

Restructuring expenses related to this initiative were $30.0 million for the three months ended March 31, 2021 (three months ended March 31, 2020: none). Restructuring expenses are recorded to transaction, integration and restructuring expenses on the Condensed Consolidated Statements of Income.

The company estimates $100 million to $125 million of remaining restructuring expenses related to this initiative through the end of 2022, of which approximately 50% will be employee compensation costs with the remainder comprised of property, office and technology costs and general and administrative costs. A substantial portion of these expenses will result in future cash expenditures.

The following table shows the rollforward of the restructuring liability and the total restructuring charges as of and for the period ending March 31, 2021 and December 31, 2020. The company recorded the liability to accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

$ in millions	Employee Compensation	Other Expenses	Total
Balance as of July 1, 2020	—	—	—
Accrued charges	85.0	9.1	94.1
Payments	(40.5)	(9.1)	(49.6)
Balance as of December 31, 2020	44.5	—	44.5
Accrued charges	19.8	4.1	23.9
Payments	(40.2)	(1.1)	(41.3)
Balance as of March 31, 2021	24.1	3.0	27.1
Non-cash charges (1)
Six months ended December 31, 2020	19.5	5.4	24.9
Three months ended March 31, 2021	4.8	1.3	6.1
Total non-cash charges	24.3	6.7	31.0
Cumulative charges incurred through March 31, 2021	129.1	19.9	149.0
(1) Non-cash charges include stock-based compensation, accelerated depreciation of certain assets and location strategy costs.

10.  EARNINGS PER COMMON SHARE
The calculation of earnings per common share is as follows:

	For the three months ended March 31,
in millions, except per share data	2021	2020
Net income attributable to Invesco Ltd.	267.8	81.5

Invesco Ltd:
Weighted average common shares outstanding - basic	461.6	455.7
Dilutive effect of non-participating common share-based awards	3.1	3.2
Weighted average common shares outstanding - diluted	464.7	458.9

Earnings per common share:
-basic	$0.58	$0.18
-diluted	$0.58	$0.18
See Note 8, "Common Share-Based Compensation", for a summary of common share awards outstanding under the company’s common share-based compensation programs. These programs could result in the issuance of common shares from time to time that would affect the measurement of basic and diluted earnings per common share.

There were no common shares of performance-vested awards excluded from the computation of diluted earnings per common share during the three months ended March 31, 2021 due to their inclusion being anti-dilutive (three months ended March 31, 2020: 0.3 million). There were no common shares of time-vested awards excluded from the computation of diluted earnings per common share during three months ended March 31, 2021 (three months ended March 31, 2020: none).

11.  COMMITMENTS AND CONTINGENCIES
Commitments and contingencies may arise in the ordinary course of business.

The company has committed to co-invest in certain investment products, which may be called in future periods. At March 31, 2021, the company’s undrawn capital commitments were $422.8 million (December 31, 2020: $453.5 million).

The Parent and various company subsidiaries have entered into agreements with financial institutions to guarantee certain obligations of other company subsidiaries. The company would be required to perform under these guarantees in the event of certain defaults. The company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Pursuant to an agreement entered into at the consummation of the acquisition of OppenheimerFunds, MassMutual, as the holder of seed capital investments in certain funds and accounts included in the acquisition, has the right to redeem its seed capital investments in accordance with an agreed upon schedule. In the event MassMutual exercises its redemption rights and the applicable fund or account is unable to meet such redemption (for example, due to illiquid investments or the need to maintain a level of investment in the fund), the company would be required to fund such redemption to MassMutual and seek reimbursement from the applicable fund or account at a later time when the fund or account is able to fulfill a redemption request. At March 31, 2021, the total amount of seed capital subject to this agreement is approximately $250 million. Since December 31, 2020, MassMutual exercised its redemption rights and redeemed a portion of the seed capital per the agreed upon schedule. As of the date of this report, the company was not required to fund these redemptions nor does the company anticipate having to fund any of the seed capital subject to this agreement.

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

In assessing the impact that a legal or regulatory matter will have on the company, management evaluates the need for an accrual on a case-by-case basis. If the likelihood of a loss is deemed probable and is reasonably estimable, the estimated loss is accrued. If the likelihood of a loss is assessed as less than probable, or an amount or range of loss cannot be reasonably estimated, a loss is not accrued. In management’s opinion, adequate accrual has been made as of March 31, 2021 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.

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

OppenheimerFunds acquisition-related matter

In the fourth quarter of 2019, the company identified an accounting matter which has required that the historical financial statements for certain funds identified below be restated. This matter also will result in remediation costs, all or at least some portion of which the company expects to bear. Uncertainties remain as of the date of this report regarding the nature, scope and amounts of such costs, as well as the degree to which the company will ultimately be financially responsible for bearing such costs. Set forth below is a more detailed description of this matter, based on information available as of the date of this report.

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

In preparing their financial statements for the fiscal year ended November 30, 2019, questions arose as to whether the Funds’ previously issued financial statements for certain years failed to include appropriate valuation allowances against the Funds’ deferred tax assets in accordance with ASC 740. Following a regulatory consultation on these matters, the Funds determined that certain previously issued financial statements had to be restated (which the Funds have now done). The Funds also had recorded incorrect Net Asset Values (NAVs) for periods dating back to 2015. Remediating these matters has, will or may produce the following costs:

•Costs of processing the restated historical financial statements, and related costs of communicating with present and former Fund shareholders;
•Costs of reimbursing shareholders for transactions in Fund shares made at incorrect NAVs; and
•Certain additional costs in connection with these matters.

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

The company continues to make progress in its remediation program, including obtaining investor information from certain omnibus accounts. However, efforts are ongoing to collect the necessary data related to the remaining omnibus accounts. Based on information that is currently available, we have recorded an estimated liability of $387.8 million for both pre- and post-acquisition activity related to the matter. For pre-acquisition activity, the company recorded an adjustment to the initial acquisition accounting for a liability of an estimated amount of $380.5 million in accordance with ASC Topic 805, "Business Combinations," and a corresponding adjustment was recorded to goodwill and deferred tax assets. Additionally, the company recognized a liability of an estimated amount of $7.3 million for activity after the acquisition date, which was recorded in earnings. The estimated liability excludes any amounts that may be recovered through indemnification and insurance recoveries, as well as other remediation costs related to the matter, such as legal and consulting costs, or the costs of communicating with fund shareholders.

This estimate is based primarily on assumptions around the activity of the underlying fund shareholders in the omnibus accounts, a significant portion of which data the company has not yet received. Differences in the patterns of actual underlying fund shareholder activity that has not yet been received compared to data already received could result in increases or decreases to the estimated liability. Estimation of the liability involves significant judgment, and it is difficult to assess whether the fund shareholder reimbursements will ultimately be consistent with the liability.

The measurement period for this transaction closed during the three months ended June 30, 2020; therefore, any further adjustments to the estimate, including any recoveries from insurance or indemnification, will be recorded through earnings in transaction, integration and restructuring expense. Remediation costs of $1.4 million have been incurred during the three months ended March 31, 2021 (year ended December 31, 2020: $11.6 million) and recorded as transaction, integration and restructuring expense.

Fund Rebalancing Matter

During the second quarter of 2020, the company discovered and corrected an error with respect to two funds: the Invesco Equally-Weighted S&P 500 Fund and Invesco V.I. Equally-Weighted S&P 500 Fund (the Funds). The Funds are passive funds that are managed to track the S&P 500 Equal Weight Index (the Index). In March 2020, due to volatility in the equity markets, S&P Dow Jones Indices communicated the decision to delay, and ultimately to separate, the rebalancing dates for its indices and noted some indices would be rebalanced in April and others in June. The company noted this delay but not the separation of rebalance dates and omitted rebalancing the Funds on April 24, 2020 when S&P rebalanced the Index. The company discovered this omission and rebalanced the Funds on April 29, 2020. The company has paid the Funds $105.3 million to compensate them for the performance difference that arose from market movements between April 24 and April 29. This amount was recorded as a general and administrative expense during the year ended December 31, 2020. The company will seek reimbursement of this loss under applicable insurance coverages (subject to the terms of such policies, including applicable deductibles and policy limits); however, the amount and timing of any recovery is uncertain as of March 31, 2021.

12.  CONSOLIDATED INVESTMENT PRODUCTS (CIP)
The following table presents the balances related to CIP that are included on the Condensed Consolidated Balance Sheets as well as Invesco’s net interest in the CIP for each period presented. See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

	As of
$ in millions	March 31, 2021	December 31, 2020
Cash and cash equivalents of CIP	429.6	301.7
Accounts receivable and other assets of CIP	258.4	175.5
Investments of CIP	7,912.1	7,910.0
Less: Debt of CIP	(6,700.9)	(6,714.1)
Less: Other liabilities of CIP	(663.6)	(588.6)
Less: Retained earnings	0.1	0.1
Less: Accumulated other comprehensive income, net of tax	—	—
Less: Equity attributable to redeemable noncontrolling interests	(338.3)	(211.8)
Less: Equity attributable to nonredeemable noncontrolling interests	(481.7)	(446.3)
Invesco’s net interests in CIP	415.7	426.5
The following table reflects the impact of consolidation of investment products into the Condensed Consolidated Statements of Income for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
$ in millions	2021	2020
Total operating revenues	(10.1)	(8.9)
Total operating expenses	6.9	17.0
Operating income	(17.0)	(25.9)
Equity in earnings of unconsolidated affiliates	(34.3)	(16.6)
Interest and dividend income	—	(0.1)
Other gains and losses, net	1.2	41.8
Interest and dividend income of CIP	68.7	85.2
Interest expense of CIP	(40.9)	(56.9)
Other gains/(losses) of CIP, net	66.9	(48.4)
Income before income taxes	44.6	(20.8)
Income tax provision	—	—
Net income	44.6	(20.8)
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(44.6)	20.7
Net income attributable to Invesco Ltd.	—	(0.1)
Non-consolidated VIEs

At March 31, 2021, the company’s carrying value and maximum risk of loss with respect to variable interest entities (VIEs) in which the company is not the primary beneficiary was $150.9 million (December 31, 2020: $152.0 million).

Balance Sheet information - newly consolidated VIEs/VOEs

During the three months ended March 31, 2021, there were five newly consolidated variable interest entities (VIEs) and three newly consolidated voting rights entities (VOEs) (March 31, 2020: there were three newly consolidated VIEs and no newly consolidated VOEs. The table below illustrates the summary balance sheet amounts related to these products before consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Condensed Consolidated Financial Statements.

	For the three months ended March 31, 2021		For the three months ended March 31, 2020
$ in millions	VIEs	VOEs	VIEs	VOEs
Cash and cash equivalents of CIP	0.1	—	2.4	—
Accounts receivable and other assets of CIP	—	1.0	0.1	—
Investments of CIP	13.6	131.4	26.3	—
Total assets	13.7	132.4	28.8	—

Debt of CIP	—	—	2.0	—
Other liabilities of CIP	—	1.0	15.9	—
Total liabilities	—	1.0	17.9	—
Total equity	13.7	131.4	10.9	—
Total liabilities and equity	13.7	132.4	28.8	—
Balance Sheet information - deconsolidated VIEs/VOEs

During the three months ended March 31, 2021, the company determined that it was no longer the primary beneficiary of five VIEs and no longer held the majority voting interest in three VOEs (March 31, 2020: the company determined that it was no longer the primary beneficiary of five VIEs and no longer held the majority voting interest in nine VOEs). The amounts deconsolidated from the Condensed Consolidated Balance Sheets are illustrated in the table below. There was no net impact to the Condensed Consolidated Statements of Income for the three months ended March 31, 2021 and 2020 from the deconsolidation of these investment products.

	For the three months ended March 31, 2021		For the three months ended March 31, 2020
$ in millions	VIEs	VOEs	VIEs	VOEs
Cash and cash equivalents of CIP	6.1	0.1	0.1	0.2
Accounts receivable and other assets of CIP	1.8	0.1	2.9	1.0
Investments of CIP	284.4	26.3	127.3	106.0
Total assets	292.3	26.5	130.3	107.2

Debt of CIP	—	—	—	—
Other liabilities of CIP	17.3	—	1.5	—
Total liabilities	17.3	—	1.5	—
Total equity	275.0	26.5	128.8	107.2
Total liabilities and equity	292.3	26.5	130.3	107.2

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	6,696.4	—	6,696.4	—	—
Bonds	570.2	0.5	569.7	—	—
Equity securities	353.3	258.1	95.2	—	—
Equity and fixed income mutual funds	28.7	14.0	14.7	—	—
Investments in other private equity funds	263.5	—	8.1	—	255.4
Total assets at fair value	7,912.1	272.6	7,384.1	—	255.4

	As of December 31, 2020
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	6,864.5	—	6,864.5	—	—
Bonds	539.0	0.6	538.4	—	—
Equity securities	137.2	61.3	75.9	—	—
Equity and fixed income mutual funds	103.0	91.2	11.8	—	—
Investments in other private equity funds	266.3	—	8.1	—	258.2
Total assets at fair value	7,910.0	153.1	7,498.7	—	258.2
The following tables show a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

Three months ended March 31, 2020
$ in millions	Level 3 Assets
Beginning balance	78.6
Purchases	—
Gains and losses included in the Condensed Consolidated Statements of Income	10.8
Ending balance	89.4
The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds and equity securities. Bank loan investments of $6,679.6 million, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas and finance industries. Bank loan investments mature at various dates between 2020 and 2029, pay interest at LIBOR plus a spread of up to 11.0% and typically range in S&P credit rating categories from BBB down to unrated. Approximately less than 0.85% of the collateral assets were in default as of March 31, 2021 and 2020. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At March 31, 2021, the unpaid principal balance exceeds the fair value of the senior secured bank loans and bonds by approximately $87.1 million (December 31, 2020: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $208.6 million). These investments are accounted for on a one-month lag based on the availability of fund financial information, which means the first quarter fair value reflects a valuation as of February 28, 2021. CLO investments are valued based on price quotations provided by third-party pricing sources. These third-party sources aggregate indicative price quotations to provide the company with a price for the CLO investments. The company has developed internal controls to review the reasonableness and completeness of these price quotations. If necessary, price quotations are challenged through a third-party pricing challenge process.

Notes issued by consolidated CLOs mature at various dates between 2021 and 2034 and have a weighted average maturity of 10.22 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.40% for the more senior tranches to 8.07% for the more subordinated tranches. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt.

The table below summarizes as of March 31, 2021 and December 31, 2020, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized. These investments are valued on a three-month lag based on the availability of fund financial information.

	March 31, 2021			December 31, 2020
in millions, except term data	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity funds (1)	$255.3	$110.1	6.6 years	$258.2	$110.1	6.7 years
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

13. RELATED PARTIES
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

Additionally, certain managed funds are deemed to be affiliated entities under the related party definition in ASC 850, “Related Party Disclosures.” Related parties include those defined in the company’s proxy statement. Affiliated balances are illustrated in the tables below:

	Three months ended March 31,
$ in millions	2021	2020
Affiliated operating revenues:
Investment management fees	1,090.0	1,055.9
Service and distribution fees	366.3	349.2
Performance fees	1.6	1.0
Other	61.9	59.4
Total affiliated operating revenues	1,519.8	1,465.5

$ in millions	March 31, 2021	December 31, 2020
Affiliated asset balances:
Cash and cash equivalents	609.2	947.3
Unsettled fund receivables	283.3	62.9
Accounts receivable	555.3	498.3
Investments	676.2	654.8
Assets held for policyholders	5,629.2	7,581.8
Other assets	56.4	50.8
Total affiliated asset balances	7,809.6	9,795.9

Affiliated liability balances:
Accrued compensation and benefits	51.9	47.4
Accounts payable and accrued expenses	65.7	60.1
Unsettled fund payables	282.5	64.1
Total affiliated liability balances	400.1	171.6
14.  SUBSEQUENT EVENTS

On April 1, 2021, the company settled the remaining $192.3 million forward share repurchase liability (see Note 5, “Share Capital”).

On April 26, 2021, Invesco Ltd. and its indirect subsidiary, Invesco Finance PLC, amended and restated the $1.5 billion floating rate credit facility, extending the expiration date from August 11, 2022 to April 26, 2026 (see “Item 5. Other Information” for additional details).

On April 27, 2021, the company announced a first quarter 2021 dividend of $0.17 per common share, payable on June 3, 2021, to common shareholders of record at the close of business on May 11, 2021 with an ex-dividend date of May 10, 2021.

On April 27, 2021, the company declared a preferred dividend of $14.75 per preferred share, representing the period from March 1, 2021 through May 31, 2021. The preferred dividend is payable on June 1, 2021 to preferred shareholders of record at the close of business on May 17, 2021.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto, which appear elsewhere in this Report. Except for the historical financial information, this Report may include statements that constitute “forward-looking statements” under the United States securities laws. Forward-looking statements include information concerning future results of our operations, expenses, earnings, liquidity, cash flow and capital expenditures, industry or market conditions, assets under management, geopolitical events and the COVID-19 pandemic and their respective potential impact on the company, acquisitions and divestitures, debt and our ability to obtain additional financing or make payments, regulatory developments, demand for and pricing of our products and other aspects of our business or general economic conditions. In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements.
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
The three months ended March 31, 2021 witnessed gains in most major equity indexes. Equity markets were bolstered by a sense of cautious optimism resulting from the rollout of multiple COVID-19 vaccines in a number of developed countries. In the United States, equity markets were also lifted by continued accommodative fiscal and monetary policies, which included the announcement of an additional $1.9 trillion stimulus plan. U.S. Bond returns for the quarter fell in the three months ended March 31, 2021 as yields rose.

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three months ended March 31, 2021 and 2020:

	Index expressed in currency	Three months ended March 31,
Equity Index		2021	2020
S&P 500	U.S. Dollar	5.8%	(20.0)%
FTSE 100	British Pound	3.9%	(24.8)%
FTSE 100	U.S. Dollar	5.1%	(29.7)%
Nikkei 225	Japanese Yen	6.3%	(20.0)%
Nikkei 225	U.S. Dollar	(0.8)%	(19.2)%
MSCI Emerging Markets	U.S. Dollar	2.0%	(24.6)%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	(3.4)%	3.2%
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

Update on significant events and transactions

As previously disclosed, we are undertaking a strategic evaluation of our business focusing on four key areas of our expense base: our organizational model, our real estate footprint, management of third party spend, and technology and operations efficiency. Through this evaluation, we have invested and will continue to invest in key areas of growth aligned with our strategic plan, including ETFs, Fixed Income, China, Solutions, Alternatives and Global Equities, which has had a positive impact on the results for the quarter and helped us achieve nine straight months of net long-term inflows, including a record $24.5 billion of inflows for the quarter.

While investing in key areas of growth, we plan to create permanent annual net operating expense improvements of $200 million. A significant element of the savings will be generated from realigning our workforce to support key areas of growth as well as repositioning some of our workforce to lower cost locations. We expect $150 million of the savings to be achieved by the end of 2021 with the remainder by the end of 2022. In the first quarter, we realized $16 million in cost savings, or $65 million annualized, which when combined with the $30 million in annualized savings realized in 2020, results in $95 million, or 48%, of our $200 million net savings expectation. Remaining restructuring costs related to the strategic evaluation are estimated to be in a range of $100 million to $125 million through the end of 2022, with $149.0 million incurred since we began the strategic evaluation.

We remain highly focused on our capital management and believe we are making solid progress in our efforts to build financial flexibility. Despite the increased cash needs in the quarter, the revolver balance was zero as of March 31, 2021, consistent with our commitment to improve our leverage profile. We paid $117 million of the forward share repurchase liability in January, and the remaining forward contracts were fully settled on April 1, 2021. We renegotiated our $1.5 billion credit facility, extending the maturity date to April 2026 with favorable terms. As a result of our progress, the Board has approved a 10% increase in our dividend to $0.17 per share. We remain committed to a sustainable dividend policy and to returning capital to shareholders longer term through a combination of modestly increasing dividends and share repurchases.

In April 2021, we announced plans to transition to State Street’s Alpha platform, an asset servicing platform that will integrate front, middle and back office investment services. The migration to Alpha is expected to simplify Invesco’s investment infrastructure to improve scale, reduce risk and improve operating efficiency, allowing Invesco to create a global operating model that will standardize and streamline its investment operations. The integration will begin in the second quarter of 2021, with completion in late 2024.

Managing our business and meeting client needs through COVID-19

Invesco is committed to helping our employees, our clients and our communities navigate the challenges presented by the continued impacts of COVID-19. The primary focus of our efforts is to ensure the health and safety of our employees while preserving our ability to serve clients and manage assets in a highly dynamic market environment. As always, we are committed to helping our clients achieve their investment objectives through disciplined long-term investing. To this end, we continue to proactively engage with our clients virtually to help them better navigate market uncertainty by providing thought leadership and other value-added services. We believe our client centric approach will enable our clients to emerge from this crisis stronger.

Our portfolio managers, research analysts and traders are also successfully working remotely or in secure locations with access to all systems necessary to do their jobs and an ability to connect with their teams in managing client assets. Additionally, our operational, control and support teams are primarily working in a remote environment. In light of the remote working environment, we continue to assess and enhance our business continuity plans as well as our internal controls with appropriate adjustments made to address the environment.

Looking ahead, we are planning for staged re-openings of our offices, but given the evolving threat of the virus, we may delay re-openings or even re-close if necessary. Decisions regarding office re-openings and closings are supported by information from local government and health officials as well as internal research focused on the needs of our employees and clients. This overall, thoughtful and coordinated approach helps ensure our ability to continue to meet the needs of our clients as well as our employees.

Other External Factors Impacting Invesco

On December 24, 2020, the United Kingdom (“UK”) and the European Union (“EU”) announced a Trade and Cooperation Agreement after months of negotiations. The Trade and Cooperation Agreement came into force effective December 31, 2020. While the agreement announced largely covers goods, details related to the financial services industry were not specifically outlined within the Agreement.

Invesco’s UK and EU subsidiaries provide investment and distribution services to both UK and EU based fund management companies and clients. To access each other's market, in the absence of ‘passporting,’ which the UK previously benefited from as an EU member state, UK and EU based financial services firms, including Invesco, will rely on a system known as ‘equivalence,’ whereby each side decides unilaterally whether the other’s regulatory regime can be deemed as equivalent. The UK and the EU have since negotiated a Memorandum of Understanding (“MoU”) on financial services regulatory cooperation, as foreseen by the Trade and Cooperation Agreement. As of the date of our filing, the MoU has not been formally published. However, it is expected to provide for a new Joint Financial Regulatory Forum to enable structured regulatory dialogue and cooperation, including on financial stability issues, compatibility of standards, coordination in international bodies, and in relation to decisions to adopt, suspend or withdraw equivalence relating to the other side.

Investment exposure to the London Interbank Offered Rate (LIBOR) based interest rates could impact our client portfolios. The UK Financial Conduct Authority (FCA), which regulates LIBOR, has noted in a March 5, 2021 announcement that December 31, 2021 will be the cessation date for all tenors of GBP LIBOR, JPY LIBOR, CHF LIBOR and 1-week & 2-month tenors of USD LIBOR. The FCA also set June 30, 2023 as the cessation date for the other five tenors (overnight, 1-month, 3-month, 6-month and 12-month) of USD LIBOR.

Additionally, this FCA announcement constitutes an index cessation event under the International Swaps and Derivatives Association Inc.’s (ISDA) IBOR Fallbacks Supplement and the ISDA 2020 IBOR Fallbacks Protocol, as well as the Alternative Reference Rate Committee’s fallback language for non-consumer cash products, giving the market clarity on the spread adjustments to alternative reference rate based fallbacks for all EUR, CHF, GBP, JPY and USD LIBOR settings.

Invesco, similar to the broader industry, has begun transitioning away from LIBOR to alternative risk-free rates according to regulator and working group defined timelines and guidance. Invesco continues to actively monitor and adjust the LIBOR transition strategy and timeline as necessary. The discontinuance of LIBOR may adversely affect the amount of interest or other amounts payable or receivable on certain portfolio investments. These changes may also impact the market liquidity and market value of these portfolio investments. Invesco finalized its global assessment of exposure in relation to funds holding LIBOR based instruments and funds utilizing LIBOR as a benchmark and/or performance target. Invesco is prioritizing the mitigation of risks associated with financial instruments held and benchmarks/performance targets used that reference existing LIBOR rates, as well as any impact on Invesco portfolios and investment strategies. Invesco continues to monitor overall industry transition progress and completes ongoing analysis of the suitability of alternative risk-free rates.

Presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of Consolidated Investment Products

The company provides investment management services to, and has transactions with, various retail mutual funds and similar entities, private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs), and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Investment products that are consolidated are referred to in this Form 10-Q (Report) as consolidated investment products (CIP). The company’s economic risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees. See also Note 12, "Consolidated Investment Products", for additional information regarding the impact of the consolidation of managed funds.

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

The impact of CIP is so significant to the presentation of the company’s Condensed Consolidated Financial Statements that the company has elected to deconsolidate these products in its non-GAAP disclosures among other adjustments. See Schedule of Non-GAAP Information for additional information regarding these adjustments. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow the AUM discussion:

•Results of Operations (three months ended March 31, 2021 compared to three months ended March 31, 2020);
•Schedule of Non-GAAP Information;
•Balance Sheet Discussion; and
•Liquidity and Capital Resources.

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

Summary Operating Information
Summary operating information is presented in the table below:

$ in millions, other than per common share amounts, operating margins and AUM	Three months ended March 31,
U.S. GAAP Financial Measures Summary	2021	2020
Operating revenues	1,659.7	1,598.9
Operating income	344.3	317.0
Operating margin	20.7%	19.8%
Net income attributable to Invesco Ltd.	267.8	81.5
Diluted EPS	0.58	0.18

Non-GAAP Financial Measures Summary
Net revenues (1)	1,251.0	1,145.8
Adjusted operating income (2)	503.0	412.7
Adjusted operating margin (2)	40.2%	36.0%
Adjusted net income attributable to Invesco Ltd. (3)	316.6	155.3
Adjusted diluted EPS (3)	0.68	0.34

Assets Under Management
Ending AUM (billions)	1,404.1	1,053.4
Average AUM (billions)	1,395.1	1,176.3
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
(2)Adjusted operating income and adjusted operating margin are non-GAAP financial measures. Adjusted operating margin is adjusted operating income divided by net revenues. Adjusted operating income includes operating income plus the net operating income of our joint venture investments, the operating income impact of the consolidation of investment products, transaction, integration and restructuring adjustments, adjustments for amortization of intangibles, compensation expense related to market valuation changes in deferred compensation plans and other reconciling items. See "Schedule of Non-GAAP Information," for the reconciliation of operating income to adjusted operating income.
(3)Adjusted net income attributable to Invesco Ltd. and adjusted diluted EPS are non-GAAP financial measures. Adjusted net income attributable to Invesco Ltd. is net income attributable to Invesco Ltd. adjusted to exclude the net income of CIP, transaction, integration and restructuring adjustments, adjustments for amortization of intangibles, adjustments for the tax benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets, the net income impact of deferred compensation plans and other reconciling items. Adjustments made to net income attributable to Invesco Ltd. are tax-affected in arriving at adjusted net income attributable to Invesco Ltd. By calculation, adjusted diluted EPS is adjusted net income attributable to Invesco Ltd. divided by the weighted average number of common shares outstanding (for diluted EPS). See "Schedule of Non-GAAP Information," for the reconciliation of net income attributable to Invesco Ltd. to adjusted net income attributable to Invesco Ltd.

Investment Capabilities Performance Overview
Invesco’s first strategic priority is to achieve strong investment performance over the long-term for our clients. The table below presents the one-, three-, five-, and ten-year performance of our actively managed investment products measured by the percentage of AUM ahead of benchmark and AUM in the top half of peer group (1)

	Benchmark Comparison				Peer Group Comparison
	% of AUM In Top Half of Benchmark				% of AUM in Top Half of Peer Group
	1yr	3yr	5yr	10yr	1yr	3yr	5yr	10yr
Equities (2)
U.S. Core (5%)	18%	17%	8%	8%	18%	61%	16%	4%
U.S. Growth (7%)	90%	88%	88%	53%	73%	100%	87%	53%
U.S. Value (7%)	54%	4%	51%	32%	51%	5%	51%	32%
Sector (2%)	69%	97%	97%	79%	65%	66%	66%	66%
UK (1%)	37%	30%	31%	40%	11%	15%	10%	28%
Canadian (<1%)	100%	—%	40%	12%	100%	—%	52%	12%
Asian (3%)	77%	89%	94%	89%	50%	67%	75%	87%
Continental European (2%)	74%	10%	18%	100%	62%	11%	11%	76%
Global (7%)	86%	54%	73%	86%	84%	55%	78%	94%
Global Ex U.S. and Emerging Markets (13%)	32%	89%	90%	98%	20%	74%	75%	90%
Fixed Income (2)
Money Market (16%)	95%	99%	100%	100%	73%	75%	75%	99%
U.S. Fixed Income (12%)	96%	84%	95%	95%	85%	82%	85%	91%
Global Fixed Income (5%)	95%	87%	91%	97%	75%	58%	61%	66%
Stable Value (5%)	100%	100%	100%	100%	97%	100%	100%	100%
Other (2)
Alternatives (7%)	30%	31%	45%	30%	24%	22%	34%	55%
Balanced (8%)	67%	53%	59%	63%	86%	52%	89%	91%
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
Data as of March 31, 2021. AUM measured in the one, three, five and ten year quartile rankings represents 52%, 52%, 51% and 46% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three, five and ten year basis represents 62%, 61%, 59% and 54% of total Invesco AUM. Performance shown is asset-weighted. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (e.g., Morningstar, IA, Lipper, eVestment, Mercer, Galaxy, SITCA, Value Research). Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.
As of March 31, 2021, published investment performance is compared to Morningstar peer rankings for composites where a U.S. domiciled long-term mutual fund is the most representative AUM in the composite. This reflects a change from the Lipper peer universe used previously to the Morningstar universe to better align with the investment performance data reviewed by our clients and peers.
(2)    Numbers in parenthesis reflect AUM for each investment product (see Note above for exclusions) as a percentage of the total AUM for the 5 year peer group ($713.7 billion).

Assets Under Management movements for the three months ended March 31, 2021 compared with the three months ended March 31, 2020
The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM includes index-based ETFs, unit investment trusts (UITs), non-management fee earning AUM and other passive mandates. Active AUM is total AUM less Passive AUM.

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

Changes in AUM were as follows:

	For the three months ended March 31,
	2021			2020
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
December 31	1,349.9	979.3	370.6	1,226.2	929.2	297.0
Long-term inflows	120.2	76.3	43.9	84.7	54.7	30.0
Long-term outflows	(95.7)	(68.8)	(26.9)	(103.8)	(75.3)	(28.5)
Net long-term flows	24.5	7.5	17.0	(19.1)	(20.6)	1.5
Net flows in non-management fee earning AUM	0.1	—	0.1	(9.3)	—	(9.3)
Net flows in money market funds	7.3	7.3	—	26.3	26.3	—
Total net flows	31.9	14.8	17.1	(2.1)	5.7	(7.8)
Reinvested distributions	0.9	0.9	—	1.1	1.1	—
Market gains and losses	24.6	14.2	10.4	(162.7)	(120.0)	(42.7)
Foreign currency translation	(3.2)	(2.9)	(0.3)	(9.1)	(8.7)	(0.4)
March 31	1,404.1	1,006.3	397.8	1,053.4	807.3	246.1
Average AUM
Average long-term AUM	1,110.3	892.7	217.6	955.2	792.8	162.4
Average AUM	1,395.1	1,008.4	386.7	1,176.3	889.3	287.0
Revenue yield
Gross revenue yield on AUM (1)	50.4	62.5	21.0	56.4	67.9	22.8
Gross revenue yield on AUM before performance fees (1)	50.1	62.3	21.0	56.3	67.7	22.8
Net revenue yield on AUM (2)	35.9	44.8	12.6	39.0	47.2	13.3
Net revenue yield on AUM before performance fees (2)	35.7	44.5	12.6	38.7	46.8	13.3
___________
(1)    Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding Invesco Great Wall AUM. The average AUM for Invesco Great Wall in the three months ended March 31, 2021 was $76.6 billion (three months ended March 31, 2020: $43.3 billion). It is appropriate to exclude the average AUM of Invesco Great Wall for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of Invesco Great Wall Fund Management Company (“Invesco Great Wall”) is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, is not considered a meaningful effective fee rate measure. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company’s effective fee rate from AUM.
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

Average AUM during the three months ended March 31, 2021 were $1,395.1 billion, compared to $1,176.3 billion for the three months ended March 31, 2020.

Market Returns

Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, global equity markets experienced gains during the three months ended March 31, 2021 as a result of the rollout of the COVID-19 vaccine and other fiscal stimulus in developed countries. During the first quarter, market recovery continued to increase our average AUM and revenues as compared to the prior quarter. However, market dynamics have also changed the AUM product mix, which had a negative effect on our revenue yield, as discussed further below.
Foreign Exchange Rates

During the three months ended March 31, 2021, we experienced a decrease in AUM of $3.2 billion due to changes in foreign exchange rates. In the three months ended March 31, 2020, AUM decreased by $9.1 billion due to foreign exchange rate changes.

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

In the three months ended March 31, 2021, net revenue yield was 35.9 basis points compared to 39.0 basis points in the three months ended March 31, 2020, a decrease of 3.1 basis points.

Net revenue yield has declined as a result of shifts in the AUM mix towards passive, lower-fee products and a declining yield within these passive products. At March 31, 2021, passive AUM were $397.8 billion, representing 28.3% of total AUM at that date; whereas at March 31, 2020, passive AUM were $246.1 billion, representing 23.4% of our total AUM at that date. In addition, passive AUM includes our QQQ ETF, for which we do not receive a management fee but which delivers significant marketing and brand value and increases Invesco’s footprint, leadership and relevance in the ETF market. As a result, the growth in our QQQ fund impacts our passive yield. At March 31, 2021, the QQQ fund represented $153.5 billion, or 38.6% passive AUM. At March 31, 2020, the QQQ fund represented $83.4 billion, or 33.9% of passive AUM. In the three months ended March 31, 2021, the net revenue yield on passive AUM was 12.6 basis points compared to 13.3 basis points in the three months ended March 31, 2020, a decrease of 0.7 basis points.

Investors have continued to invest more into active funds with lower fees, changing the mix of our AUM and lowering revenue yield. We have also seen higher discretionary money market fee waivers, which also impacts the yield on active AUM. These changes have decreased the net revenue yield on active AUM. At March 31, 2021, active AUM were $1,006.3 billion, representing 71.7% of total AUM at that date; whereas at March 31, 2020, active AUM were $807.3 billion, representing 76.6% of our total AUM at that date. In the three months ended March 31, 2021, the net revenue yield on active

AUM was 44.8 basis points compared to 47.2 basis points in the three months ended March 31, 2020, a decrease of 2.4 basis points.

The changes described above have adversely impacted our revenue and resulting revenue yields, and we expect they will continue to pressure revenues and yields in the near term.

Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:

Total AUM by Channel (1)
As of and for the Three Months Ended March 31, 2021 and 2020:

$ in billions	Total	Retail	Institutional
December 31, 2020	1,349.9	947.1	402.8
Long-term inflows	120.2	95.0	25.2
Long-term outflows	(95.7)	(73.8)	(21.9)
Net long-term flows	24.5	21.2	3.3
Net flows in non-management fee earning AUM	0.1	(1.4)	1.5
Net flows in money market funds	7.3	5.0	2.3
Total net flows	31.9	24.8	7.1
Reinvested distributions	0.9	0.8	0.1
Market gains and losses	24.6	17.2	7.4
Foreign currency translation	(3.2)	(0.2)	(3.0)
March 31, 2021	1,404.1	989.7	414.4

December 31, 2019	1,226.2	878.2	348.0
Long-term inflows	84.7	57.8	26.9
Long-term outflows	(103.8)	(88.1)	(15.7)
Net long-term flows	(19.1)	(30.3)	11.2
Net flows in non-management fee earning AUM	(9.3)	3.7	(13.0)
Net flows in money market funds	26.3	4.9	21.4
Total net flows	(2.1)	(21.7)	19.6
Reinvested distributions	1.1	1.1	—
Market gains and losses	(162.7)	(149.3)	(13.4)
Foreign currency translation	(9.1)	(5.8)	(3.3)
March 31, 2020	1,053.4	702.5	350.9
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (1)
As of and for the Three Months Ended March 31, 2021 and 2020:

$ in billions	Total	Retail	Institutional
December 31, 2020	370.6	346.0	24.6
Long-term inflows	43.9	41.2	2.7
Long-term outflows	(26.9)	(25.4)	(1.5)
Net long-term flows	17.0	15.8	1.2
Net flows in non-management fee earning AUM	0.1	(1.4)	1.5
Total net flows	17.1	14.4	2.7
Market gains and losses	10.4	9.1	1.3
Foreign currency translation	(0.3)	(0.2)	(0.1)
March 31, 2021	397.8	369.3	28.5

December 31, 2019	297.0	275.8	21.2
Long-term inflows	30.0	22.9	7.1
Long-term outflows	(28.5)	(28.4)	(0.1)
Net long-term flows	1.5	(5.5)	7.0
Net flows in non-management fee earning AUM	(9.3)	3.7	(13.0)
Total net flows	(7.8)	(1.8)	(6.0)
Market gains and losses	(42.7)	(42.8)	0.1
Foreign currency translation	(0.4)	(0.4)	—
March 31, 2020	246.1	230.8	15.3

____________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class (2)
As of and for the Three Months Ended March 31, 2021 and 2020:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2020	1,349.9	689.6	296.4	78.9	108.5	176.5
Long-term inflows	120.2	58.0	28.3	21.2	—	12.7
Long-term outflows	(95.7)	(48.2)	(20.7)	(13.9)	—	(12.9)
Net long-term flows	24.5	9.8	7.6	7.3	—	(0.2)
Net flows in non-management fee earning AUM	0.1	(1.3)	1.4	—	—	—
Net flows in money market funds	7.3	—	—	—	7.3	—
Total net flows	31.9	8.5	9.0	7.3	7.3	(0.2)
Reinvested distributions	0.9	0.2	0.4	0.1	—	0.2
Market gains and losses	24.6	27.3	(2.7)	(0.9)	—	0.9
Foreign currency translation	(3.2)	(0.6)	(1.5)	(0.2)	(0.1)	(0.8)
March 31, 2021	1,404.1	725.0	301.6	85.2	115.7	176.6
Average AUM	1,395.1	714.4	300.6	85.5	115.8	178.8
% of total average AUM	100.0%	51.2%	21.6%	6.1%	8.3%	12.8%

December 31, 2019	1,226.2	598.8	283.5	67.3	91.4	185.2
Long-term inflows	84.7	35.9	28.8	6.6	—	13.4
Long-term outflows	(103.8)	(52.3)	(25.7)	(8.3)	—	(17.5)
Net long-term flows	(19.1)	(16.4)	3.1	(1.7)	—	(4.1)
Net flows in non-management fee earning AUM	(9.3)	4.7	(14.0)	—	—	—
Net flows in money market funds	26.3	—	—	—	26.3	—
Total net flows	(2.1)	(11.7)	(10.9)	(1.7)	26.3	(4.1)
Reinvested distributions	1.1	0.3	0.4	0.1	—	0.3
Market gains and losses	(162.7)	(123.9)	(11.8)	(9.9)	0.5	(17.6)
Foreign currency translation	(9.1)	(4.1)	(1.4)	(1.3)	(0.7)	(1.6)
March 31, 2020	1,053.4	459.4	259.8	54.5	117.5	162.2
Average AUM	1,176.3	556.3	281.9	63.4	96.5	178.2
% of total average AUM	100.0%	47.3%	24.0%	5.4%	8.2%	15.1%

____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class (2)
As of and for the Three Months Ended March 31, 2021 and 2020:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2020	370.6	306.4	37.0	1.0	—	26.2
Long-term inflows	43.9	35.4	3.2	—	—	5.3
Long-term outflows	(26.9)	(21.1)	(2.1)	—	—	(3.7)
Net long-term flows	17.0	14.3	1.1	—	—	1.6
Net flows in non-management fee earning AUM	0.1	(1.3)	1.4	—	—	—
Total net flows	17.1	13.0	2.5	—	—	1.6
Market gains and losses	10.4	12.3	(0.7)	—	—	(1.2)
Foreign currency translation	(0.3)	(0.1)	(0.1)	—	—	(0.1)
March 31, 2021	397.8	331.6	38.7	1.0	—	26.5
Average AUM	386.7	320.0	38.2	1.0	—	27.5
% of total average AUM	100.0%	82.8%	9.9%	0.3%	—%	7.0%

December 31, 2019	297.0	217.1	58.9	0.9	—	20.1
Long-term inflows	30.0	20.1	3.5	—	—	6.4
Long-term outflows	(28.5)	(19.9)	(3.2)	—	—	(5.4)
Net long-term flows	1.5	0.2	0.3	—	—	1.0
Net flows in non-management fee earning AUM	(9.3)	4.7	(14.0)	—	—	—
Total net flows	(7.8)	4.9	(13.7)	—	—	1.0
Market gains and losses	(42.7)	(39.0)	(1.8)	(0.2)	—	(1.7)
Foreign currency translation	(0.4)	(0.2)	(0.2)	—	—	—
March 31, 2020	246.1	182.8	43.2	0.7	—	19.4
Average AUM	287.0	209.6	56.6	0.8	—	20.0
% of total average AUM	100.0%	73.0%	19.7%	0.3%	—%	7.0%

____________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile (3)
As of and for the Three Months Ended March 31, 2021 and 2020:

$ in billions	Total	Americas	Asia Pacific	EMEA Ex UK	UK
December 31, 2020	1,349.9	959.9	171.3	151.7	67.0
Long-term inflows	120.2	61.0	37.8	19.1	2.3
Long-term outflows	(95.7)	(51.0)	(21.1)	(15.4)	(8.2)
Net long-term flows	24.5	10.0	16.7	3.7	(5.9)
Net flows in non-management fee earning AUM	0.1	—	0.4	(0.3)	—
Net flows in money market funds	7.3	2.6	4.9	(0.2)	—
Total net flows	31.9	12.6	22.0	3.2	(5.9)
Reinvested distributions	0.9	0.8	0.1	—	—
Market gains and losses	24.6	23.7	(1.5)	0.9	1.5
Foreign currency translation	(3.2)	0.2	(2.9)	(1.0)	0.5
March 31, 2021	1,404.1	997.2	189.0	154.8	63.1

December 31, 2019	1,226.2	879.5	128.6	143.7	74.4
Long-term inflows	84.7	54.6	11.6	16.6	1.9
Long-term outflows	(103.8)	(68.0)	(11.4)	(17.8)	(6.6)
Net long-term flows	(19.1)	(13.4)	0.2	(1.2)	(4.7)
Net flows in non-management fee earning AUM	(9.3)	(8.2)	0.3	(1.3)	(0.1)
Net flows in money market funds	26.3	23.3	2.8	0.1	0.1
Total net flows	(2.1)	1.7	3.3	(2.4)	(4.7)
Reinvested distributions	1.1	1.0	0.1	—	—
Market gains and losses	(162.7)	(123.3)	(10.0)	(17.7)	(11.7)
Foreign currency translation	(9.1)	(2.1)	(1.4)	(1.5)	(4.1)
March 31, 2020	1,053.4	756.8	120.6	122.1	53.9

________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile (3)
As of and for the Three Months Ended March 31, 2021 and 2020:

$ in billions	Total	Americas	Asia Pacific	EMEA Ex UK	UK
December 31, 2020	370.6	303.0	7.9	58.9	0.8
Long-term inflows	43.9	29.9	3.3	10.4	0.3
Long-term outflows	(26.9)	(16.9)	(1.1)	(8.7)	(0.2)
Net long-term flows	17.0	13.0	2.2	1.7	0.1
Net flows in non-management fee earning AUM	0.1	0.1	0.3	(0.3)	—
Total net flows	17.1	13.1	2.5	1.4	0.1
Market gains and losses	10.4	9.4	0.2	0.8	—
Foreign currency translation	(0.3)	—	(0.1)	(0.2)	—
March 31, 2021	397.8	325.5	10.5	60.9	0.9

December 31, 2019	297.0	240.0	4.9	51.4	0.7
Long-term inflows	30.0	18.5	0.6	10.6	0.3
Long-term outflows	(28.5)	(19.7)	(0.4)	(8.2)	(0.2)
Net long-term flows	1.5	(1.2)	0.2	2.4	0.1
Net flows in non-management fee earning AUM	(9.3)	(8.2)	0.3	(1.3)	(0.1)
Total net flows	(7.8)	(9.4)	0.5	1.1	—
Market gains and losses	(42.7)	(35.6)	(0.6)	(6.4)	(0.1)
Foreign currency translation	(0.4)	(0.1)	—	(0.3)	—
March 31, 2020	246.1	194.9	4.8	45.8	0.6
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

Results of Operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

			Variance
	Three months ended March 31,		2021 vs 2020
$ in millions	2021	2020	$ Change	% Change
Investment management fees	1,206.6	1,168.3	38.3	3.3%
Service and distribution fees	381.1	365.8	15.3	4.2%
Performance fees	6.7	4.8	1.9	39.6%
Other	65.3	60.0	5.3	8.8%
Total operating revenues	1,659.7	1,598.9	60.8	3.8%

Invesco Great Wall	104.0	53.1	50.9	95.9%
Revenue Adjustments:
Investment management fees	(203.2)	(204.6)	1.4	(0.7)%
Service and distribution fees	(261.5)	(256.6)	(4.9)	1.9%
Other	(58.1)	(53.9)	(4.2)	7.8%
Total Revenue Adjustments (1)	(522.8)	(515.1)	(7.7)	1.5%
CIP	10.1	8.9	1.2	13.5%
Net revenues (2)	1,251.0	1,145.8	105.2	9.2%
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

The impact of foreign exchange rate movements increased operating revenues by $32.2 million, equivalent to 1.9% of total operating revenues, during the three months ended March 31, 2021 when compared to the three months ended March 31, 2020.

Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net business inflows (or outflows), changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. As discussed in the “Executive Overview” section of this Management’s Discussion and Analysis, global equity markets increased due to the rollout of the COVID-19 vaccine and other fiscal stimulus in advanced countries. During the three months ended March 31, 2021, market recovery continued to increase our average AUM and revenues as compared to the prior quarter. However, market dynamics have also changed the AUM product mix, which has adversely impacted our revenue and resulting revenue yields in 2021.

Investment Management Fees

Investment management fees increased by $38.3 million (3.3%) in the three months ended March 31, 2021 to $1,206.6 million as compared to $1,168.3 million in the three months ended March 31, 2020. The impact of foreign exchange rate movements increased investment management fees by $26.9 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. After allowing for foreign exchange movements, investment management fees increased by $11.4 million (1.0%) as a result of an 18.6% increase in average AUM partially offset by lower revenue yields when compared to the 2020 period. Net revenue yield has declined as a result of shifts in the AUM mix towards passive, lower-fee products and a declining yield within these passive products. Investors have also continued to invest more into active funds with lower fees, changing the mix of our AUM and lowering revenue yield.

See further discussion in the company’s disclosures regarding the changes in AUM and revenue yields during the three months ended March 31, 2021 and March 31, 2020 in the “Assets Under Management” section above for additional information regarding the impact of changes in AUM on management fee yields.

Service and Distribution Fees

In the three months ended March 31, 2021, service and distribution fees increased by $15.3 million (4.2%) to $381.1 million as compared to three months ended March 31, 2020 of $365.8 million. The impact of foreign exchange rate movements increased service and distribution fees by $4.6 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The total increase is driven by increases in distribution fees of $6.0 million, administration fees of $3.9 million and transfer agency fees of $1.0 million. The increase results from higher AUM to which these fees apply.

Performance Fees

Of our $1,404.1 billion in AUM at March 31, 2021, approximately $57.5 billion (4.1%) could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts.

There were $6.7 million of performance fees earned in the three months ended March 31, 2021 (three months ended March 31, 2020: $4.8 million). Performance fees during the first quarter of 2021 were primarily generated from real estate products.

Other Revenues
In the three months ended March 31, 2021, other revenues increased by $5.3 million (8.8%) to $65.3 million (three months ended March 31, 2020: $60.0 million). The impact of foreign exchange rate movements during the three months ended March 31, 2021 increased other revenues by $0.4 million as compared to the three months ended March 31, 2020. The increase in other revenues was primarily driven by increases in real estate transaction fees of $3.7 million and front end fees of $2.5 million, partially offset by a decrease in UIT front end fees of $1.7 million.

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

Net revenues from Invesco Great Wall were $104.0 million and average AUM was $76.6 billion for the three months ended March 31, 2021 (net revenues were $53.1 million and average AUM was $43.3 billion in the three months ended March 31, 2020). The impact of foreign exchange rate movements during the three months ended March 31, 2021 increased net revenues by $7.3 million as compared to the three months ended March 31, 2020. After allowing for foreign exchange movements, net revenues from Invesco Great Wall were $96.7 million. The increase in revenue is a result of higher AUM.

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

Management and performance fees earned from CIP was $10.1 million in the three months ended March 31, 2021 (three months ended March 31, 2020: $8.9 million). The increase is primarily due to management fees earned from newly launched CLOs.

Operating Expenses

The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

			Variance
	Three months ended March 31,		2021 vs 2020
$ in millions	2021	2020	$ Change	% Change
Third-party distribution, service and advisory	522.8	515.1	7.7	1.5%
Employee compensation	489.2	421.9	67.3	16.0%
Marketing	15.8	32.7	(16.9)	(51.7)%
Property, office and technology	129.3	130.4	(1.1)	(0.8)%
General and administrative	96.6	106.3	(9.7)	(9.1)%
Transaction, integration and restructuring	45.8	59.6	(13.8)	(23.2)%
Amortization of intangibles (1)	15.9	15.9	—	—%
Total operating expenses	1,315.4	1,281.9	33.5	2.6%
(1) In prior periods, amortization of intangible assets was included in the transaction, integration and restructuring line item. Beginning in 2021, amortization of intangible assets is now presented as its own line item. There is no impact on operating expenses, operating income or net income.

The tables below set forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	Three months ended March 31, 2021	% of Total Operating Expenses	% of Operating Revenues	Three months ended March 31, 2020	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	522.8	39.8%	31.5%	515.1	40.2%	32.2%
Employee compensation	489.2	37.2%	29.5%	421.9	32.9%	26.4%
Marketing	15.8	1.2%	1.0%	32.7	2.6%	2.0%
Property, office and technology	129.3	9.8%	7.8%	130.4	10.2%	8.2%
General and administrative	96.6	7.3%	5.8%	106.3	8.3%	6.6%
Transaction, integration and restructuring	45.8	3.5%	2.8%	59.6	4.6%	3.7%
Amortization of intangibles (1)	15.9	1.2%	1.0%	15.9	1.2%	1.0%
Total operating expenses	1,315.4	100.0%	79.4%	1,281.9	100.0%	80.1%

During the three months ended March 31, 2021, operating expenses increased by $33.5 million (2.6%) to $1,315.4 million (three months ended March 31, 2020: $1,281.9 million). The impact of foreign exchange rate movements increased operating expenses by $28.8 million, or 2.2% of total operating expenses, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Third-Party Distribution, Service and Advisory

Third party distribution service and advisory expenses increased $7.7 million (1.5%) to $522.8 million in the three months ended March 31, 2021 (three months ended March 31, 2020: $515.1 million). The impact of foreign exchange rate movements increased third party costs by $10.3 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. After allowing for foreign exchange rate changes, the decrease in costs was $2.6 million. Included are decreases of $6.9 million in renewal commissions and $3.7 million in sales commissions, partially offset by increases of $4.3 million in service fees (primarily 12b-1 fees) and $3.5 million in front end commissions.The decrease is primarily driven by AUM mix as discussed above. See "Schedule of Non-GAAP Information" for additional disclosures.

Employee Compensation

Employee compensation increased $67.3 million (16.0%) to $489.2 million in the three months ended March 31, 2021 (three months ended March 31, 2020: $421.9 million). The impact of foreign exchange rate movements increased employee compensation by $11.0 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. After allowing for foreign exchange rate changes, there was an increase in employee compensation of $56.3 million. This increase was due to an increase of $46.0 million related to the mark-to-market on the deferred compensation liability and $10.3 million in variable compensation.

Headcount at March 31, 2021 was 8,426 (March 31, 2020: 8,757), with the decrease primarily due to the strategic evaluation initiative initiated in the third quarter of 2020.

Marketing

Marketing expenses decreased $16.9 million (51.7%) to $15.8 million in the three months ended March 31, 2021 (three months ended March 31, 2020: $32.7 million). The impact of foreign exchange rate movements increased marketing expenses by $0.6 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. After allowing for foreign exchange rate changes, the decrease in marketing expenses was $17.5 million. The decrease was related to decreased travel, client events, sales literature and research, and advertising as a result of the of the COVID-19 pandemic.

Property, Office and Technology

Property, office and technology costs decreased by $1.1 million (0.8%) to $129.3 million in the three months ended March 31, 2021 (three months ended March 31, 2020: $130.4 million). The impact of foreign exchange rate movements increased property, office and technology expenses by $3.2 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. After allowing for foreign exchange rate movements, the decrease was $4.3 million. The decrease was driven by lower outsourced administration costs of $5.8 million and property expenses of $4.9 million. These decreases were partially offset by increases of $6.1 million in software maintenance costs.

General and Administrative

General and administrative expenses decreased by $9.7 million (9.1%) to $96.6 million in the three months ended March 31, 2021 (three months ended March 31, 2020: $106.3 million). The impact of foreign exchange rate movements increased general and administrative expenses by $3.7 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. After allowing for foreign exchange rate movements, the decrease was $13.4 million. The decrease was primarily driven by decreases of $10.0 million in fund expenses incurred by CIP, $6.8 million in travel expenses, and $1.9 million in indirect taxes. These decreases were partially offset by increases of $6.2 million in foreign currency revaluations and $2.3 million increase in professional services costs.

Transaction, Integration and Restructuring

Transaction, integration and restructuring charges were $45.8 million for the three months ended March 31, 2021 (three months ended March 31, 2020: $59.6 million). Transaction and integration related costs were $12.3 million during the three months ended March 31, 2021 (three months ended March 31, 2020: $57.1 million) primarily related to the OppenheimerFunds acquisition. Transaction and integration costs include $6.0 million of compensation related expenses and $6.3 million of non-compensation expenses. Restructuring costs were $33.5 million for the three months ended March 31, 2021 (three months ended March 31, 2020: $2.5 million). Restructuring costs related to the strategic evaluation initiative announced in the third quarter of 2020 were $30.0 million (three months ended March 31, 2020: none) which is primarily composed of severance and other personnel-related charges (see Note 9, "Restructuring", for additional details).

Other Income and Expenses

The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

			Variance
	Three months ended March 31,		2021 vs 2020
$ in millions	2021	2020	$ Change	% Change
Equity in earnings of unconsolidated affiliates	27.5	16.9	10.6	62.7%
Interest and dividend income	1.3	6.4	(5.1)	(79.7)%
Interest expense	(23.8)	(36.3)	12.5	(34.4)%
Other gains and losses, net	34.1	(106.5)	140.6	N/A
Other income/(expense) of CIP, net	94.7	(20.1)	114.8	N/A
Total other income and expenses	133.8	(139.6)	273.4	N/A
Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates increased by $10.6 million to $27.5 million in the three months ended March 31, 2021 (three months ended March 31, 2020: $16.9 million). The increase is primarily driven by increases in our joint venture investments in China and private equity investments partially offset by decreases in our real estate investments.

Interest expense

Interest expense decreased by $12.5 million to $23.8 million in the three months ended March 31, 2021 (three months ended March 31, 2020: $36.3 million). The decrease is primarily driven by lower interest expense on the forward contracts and on the credit facility, which had a zero balance as of March 31, 2021 compared to $508.0 million as of March 31, 2020.

Other gains and losses, net

Other gains and losses, net was a gain of $34.1 million in the three months ended March 31, 2021 (three months ended March 31, 2020: $106.5 million net loss). Included in the gain were $15.7 million gains on investments and instruments held for our deferred compensation plans, $8.1 million of gains on the mark-to-market of acquisition-related contingent consideration liabilities, $4.4 million of net gains related to the mark-to-market on seed money investments, $3.5 million of net foreign exchange gains on intercompany loans, and $2.2 million of net gains related to our defined benefit pension plan.
Other income/(expense) of CIP

Other income/(expense) of CIP includes interest and dividend income, interest expense, and other gains/(losses) of CIP.

In the three months ended March 31, 2021, interest and dividend income of CIP decreased by $16.5 million (19.4%) to $68.7 million (three months ended March 31, 2020: $85.2 million). Interest expense of CIP decreased by $16.0 million (28.1%) to $40.9 million (three months ended March 31, 2020: $56.9 million).

Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the three months ended March 31, 2021, other gains and losses of CIP were net gains of $66.9 million as compared to net losses of $48.4 million in the three months ended March 31, 2020. The net gains during the three months ended March 31, 2021 were attributable to market-driven gains on investments held by consolidated funds. CLOs are valued on a one-month lag, therefore the gains recorded in the first quarter reflect the valuation as of February 28, 2021.

Net impact of CIP and related noncontrolling interests in consolidated entities

The net impact to net income attributable to Invesco Ltd. in each period primarily represents the changes in the value of the company’s holding in its consolidated CLOs. The consolidation of investment products during the three months ended March 31, 2021 resulted in no net change in net income attributable to Invesco Ltd. (three months ended March 31, 2020: $0.1 million decrease). CIP are taxed at the investor level and not at the product level; therefore, there is no tax provision reflected in the net impact of CIP.

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

Our effective tax rate decreased to 22.3% for the three months ended March 31, 2021 (three months ended March 31, 2020: 32.4%). The decrease in the effective tax rate was primarily due to the increase in income attributable to non-controlling interests in consolidated entities and an increase in income generated in lower taxing jurisdictions relative to total income.

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
Reconciliation of Operating revenues to Net revenues:

	Three months ended March 31,
$ in millions	2021	2020
Operating revenues, U.S. GAAP basis	1,659.7	1,598.9
Invesco Great Wall (1)	104.0	53.1
Revenue Adjustments (2)
Investment management fees	(203.2)	(204.6)
Service and distribution fees	(261.5)	(256.6)
Other	(58.1)	(53.9)
Total Revenue Adjustments	(522.8)	(515.1)
CIP (3)	10.1	8.9
Net revenues	1,251.0	1,145.8
Reconciliation of Operating income to Adjusted operating income:

	Three months ended March 31,
$ in millions	2021	2020
Operating income, U.S. GAAP basis	344.3	317.0
Invesco Great Wall (1)	66.5	32.1
CIP (3)	17.0	25.9
Transaction, integration and restructuring (4)	45.8	59.6
Amortization of intangible assets (5)	15.9	15.9
Compensation expense related to market valuation changes in deferred compensation plans (6)	13.5	(37.8)
Adjusted operating income	503.0	412.7

Operating margin*	20.7%	19.8%
Adjusted operating margin**	40.2%	36.0%

Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

	Three months ended March 31,
$ in millions, except per common share data	2021	2020
Net income attributable to Invesco Ltd., U.S. GAAP basis	267.8	81.5
CIP (3)	—	0.1
Transaction, integration and restructuring, net of tax (4)	35.1	45.5
Amortization of intangible assets, net of tax (5)	21.8	21.9
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (6)	(1.9)	22.6
Other reconciling items, net of tax (7)	(6.2)	(16.3)
Adjusted net income attributable to Invesco Ltd.	316.6	155.3

Average common shares outstanding - diluted	464.7	458.9
Diluted EPS	$0.58	$0.18
Adjusted diluted EPS***	$0.68	$0.34
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

Investment management fees are adjusted by renewal commissions and certain administrative fees. Service and distribution fees are primarily adjusted by distribution fees passed through to broker dealers for certain share classes and pass through fund-related costs. Other is primarily adjusted by transaction fees passed through to third parties. While the terms used for these types of adjustments vary by geography, they are all costs that are driven by the value of AUM and the revenue earned by Invesco from AUM. Since the company has been deemed to be the principal in the third-party arrangements, the company must reflect these revenues and expenses gross under U.S. GAAP on the Condensed Consolidated Statements of Income.

(3)    CIP
See Part I, Item 1, Financial Statements - Note 12, "Consolidated Investment Products", for a detailed analysis of the impact to the company’s Condensed Consolidated Financial Statements from the consolidation of CIP. The reconciling items add back the management and performance fees earned by Invesco from the consolidated products and remove the revenues and expenses recorded by the consolidated products that have been included in the U.S. GAAP Condensed Consolidated Statements of Income.
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
(4)    Transaction, integration, and restructuring related adjustments
Management believes it is useful to investors and other users of our Condensed Consolidated Financial Statements to adjust for the transaction, integration, and restructuring charges in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition and restructuring related charges. See “Results of Operations for the three months ended March 31, 2021 and 2020 -- Transaction, Integration, and Restructuring” for additional details.
(5) Amortization of intangible assets
In prior periods, amortization of intangible assets was included in the transaction, integration and restructuring line item. Beginning in 2021, amortization of intangible assets is now presented as its own line item. There is no impact on operating expenses, operating income or net income.
Management believes it is useful to investors and other users of our financial statements to adjust for amortization related to acquired assets and tax benefits resulting from tax amortization of goodwill and indefinite-lived intangible assets in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition-related charges.
While finite-lived intangible assets are amortized under U.S. GAAP, there is no amortization charge on goodwill and indefinite-lived intangibles. In certain qualifying situations, these can be amortized for tax purposes, generally over a 15-year period, as is the case in the U.S. The tax benefit realized on the amortization of goodwill and indefinite-lived intangibles is recognized as a deferred tax liability that is not reflected in the company’s earnings absent an impairment charge or the disposal of the related business. We believe it is useful to include this tax benefit in arriving at the adjusted diluted EPS measure. The company receives these tax benefits but does not anticipate a sale or impairment of these assets in the foreseeable future, and therefore the deferred tax liability recognized under U.S. GAAP is not expected to be recognized in the company’s earnings in the foreseeable future.
(6)    Market movement on deferred compensation plan liabilities
Certain deferred compensation plan awards involve a return to the employee linked to the appreciation (depreciation) of specified investments, typically the funds managed by the employee. Invesco hedges economically the exposure to market movements.
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

See below for a reconciliation of deferred compensation related items:

	Three months ended March 31,
$ in millions	2021	2020
Market movement on deferred compensation plan liabilities:
Compensation expense related to market valuation changes in deferred compensation liability	13.5	(37.8)
Adjustments to operating income	13.5	(37.8)
Market valuation changes and dividend income from investments and instruments held related to deferred compensation plans in other income/(expense)	(15.9)	67.4
Taxation:
Taxation on deferred compensation plan market valuation changes and dividend income less compensation expense	0.5	(7.0)
Adjustments to net income attributable to Invesco Ltd.	(1.9)	22.6
(7)    Other reconciling items
Each of these other reconciling items has been adjusted from U.S. GAAP to arrive at the company’s non-GAAP financial measures for the reasons either outlined in the paragraphs above, due to the unique character and magnitude of the reconciling item, or because the item represents a continuation of a reconciling item adjusted from U.S. GAAP in a prior period.

	Three months ended March 31,
$ in millions	2021	2020
Other non-GAAP adjustments:
Foreign exchange hedge	—	(1.0)
Change in contingent consideration estimates	(8.1)	(8.7)
Taxation:
State tax uncertain tax position (a)	—	(9.0)
Taxation on foreign exchange hedge amortization	—	0.2
Taxation on change in consideration estimates	1.9	2.2
Adjustments to net income attributable to Invesco Ltd.	(6.2)	(16.3)
(a)The income tax provision for the three months ended March 31, 2020 includes a tax benefit of $9.0 million resulting from the reversal of an uncertain tax position due to the expiration of statute of limitations. This benefit has been removed from the company’s non-GAAP results to be consistent with the exclusion of the original provision in a prior period.

Balance Sheet Discussion (1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP and policyholder balances for the reasons outlined in footnote 1 to the table:

	As of March 31, 2021				As of December 31, 2020
Balance sheet information $ in millions	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted
ASSETS
Cash and cash equivalents	1,158.3	—	—	1,158.3	1,408.4	—	—	1,408.4
Unsettled fund receivables	347.9	—	—	347.9	109.4	—	—	109.4
Investments	857.6	(410.7)	—	1,268.3	826.8	(421.4)	—	1,248.2
Assets of CIP:				—				—
Investments and other assets of CIP	8,170.5	8,170.5	—	—	8,085.5	8,085.5	—	—
Cash and cash equivalents of CIP	429.6	429.6	—	—	301.7	301.7	—	—
Assets held for policyholders	5,629.5	—	5,629.5	—	7,582.1	—	7,582.1	—
Goodwill and intangible assets, net	16,214.9	—	—	16,214.9	16,221.9	—	—	16,221.9
Other assets (2)	2,073.2	(5.7)	—	2,078.9	1,968.3	(5.1)	—	1,973.4
Total assets	34,881.5	8,183.7	5,629.5	21,068.3	36,504.1	7,960.7	7,582.1	20,961.3
LIABILITIES
Liabilities of CIP:
Debt of CIP	6,700.9	6,700.9	—	—	6,714.1	6,714.1	—	—
Other liabilities of CIP	663.6	663.6	—	—	588.6	588.6	—	—
Policyholder payables	5,629.5	—	5,629.5	—	7,582.1	—	7,582.1	—
Unsettled fund payables	347.2	—	—	347.2	98.4	—	—	98.4
Long-term debt	2,083.2	—	—	2,083.2	2,082.6	—	—	2,082.6
Other liabilities (3)	4,089.3	—	—	4,089.3	4,417.6	—	—	4,417.6
Total liabilities	19,513.7	7,364.5	5,629.5	6,519.7	21,483.4	7,302.7	7,582.1	6,598.6
EQUITY
Total equity attributable to Invesco Ltd.	14,547.8	(0.1)	—	14,547.9	14,361.8	(0.1)	—	14,361.9
Noncontrolling interests (4)	820.0	819.3	—	0.7	658.9	658.1	—	0.8
Total equity	15,367.8	819.2	—	14,548.6	15,020.7	658.0	—	14,362.7
Total liabilities and equity	34,881.5	8,183.7	5,629.5	21,068.3	36,504.1	7,960.7	7,582.1	20,961.3
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
Cash and cash equivalents

Cash and cash equivalents decreased by $250.1 million from $1,408.4 million at December 31, 2020 to $1,158.3 million at March 31, 2021. See “Cash Flows Discussion” in the following section within this Management’s Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Investments

As of March 31, 2021, we had $857.6 million in total investments (December 31, 2020: $826.8 million). Included in investments are $135.4 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $207.8 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments decreased by a net $18.1 million during the three months ended March 31, 2021. The decrease in the period was related to redemptions of $41.1 million, partially offset by a non-cash increase of $16.3 million due to the deconsolidation of certain CIP in the period (restoring the company’s formerly eliminated investment balances), $4.6 million of market valuation changes and foreign exchange movements and purchases of $2.1 million. Investments related to deferred compensation awards increased by a net $5.1 million during the period. Of the net $5.1 million increase, $4.8 million related to market valuation changes and foreign exchange movements.

Included in investments are $470.2 million in equity method investments in Invesco Great Wall and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2020: $426.1 million). The increase of $44.1 million in equity method investments was driven by $27.5 million in current period earnings and an increase from partnership contributions of $19.4 million. This increase was partially offset by $2.3 million related to distributions from partnership investments, $0.3 million in market valuation changes and foreign exchange rates and $0.2 million related to capital distributions from partnership investments. Also included in investments are foreign time deposits of $29.3 million.

Assets held for policyholders and policyholder payables

One of our subsidiaries, Invesco Pensions Limited, is an insurance company that was established to facilitate retirement savings plans in the UK. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The decrease in the balance of these accounts from $7,582.1 million at December 31, 2020 to $5,629.5 million at March 31, 2021 was the result of net business outflows of $2,024.2 million and negative market movements of $11.0 million, offset by $82.6 million in foreign exchange rate movements.

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

Capital Management
Our capital management priorities have evolved with the growth and success of our business and include:

• Reinvestment in the business;
• Maintain strong balance sheet;
• Moderate growth of dividends (as further discussed in the "Dividends" section below); and
• Share repurchases.

In line with our capital management priorities, the company increased our common dividend by 10% to $0.17 per common share beginning with the dividend that will be paid in the second quarter of 2021.

As of March 31, 2021, the balance on the $1.5 billion capacity credit facility was zero. On April 26, 2021, the company amended and restated the credit facility at favorable terms, extending the expiration date from August 11, 2022 to April 26, 2026 (see “Item 5. Other Information” for additional details).

On January 4, 2021, the company settled the forward contract entered into on May 13, 2019 for $117 million (refer to Note 5, “Share Capital,” for additional details). The forward contracts entered into in July and August of 2019 settled on April 1, 2021. There are no remaining forward contract liabilities.

The company did not repurchase any of its shares in the open market during the three months ended March 31, 2021. An aggregate of 2.1 million common shares were withheld in the amount of $44.7 million related to tax withholding requirements on employee share vestings during the three months ended March 31, 2021.

Our capital management process is executed in a manner consistent with our desire to maintain strong, investment grade credit ratings. As of the date of our filing, Invesco held credit ratings of BBB+/Stable, A3/Stable and A-/Stable from Standard & Poor’s Ratings Service (“S&P”), Moody’s Investor Services (“Moody’s”) and Fitch Ratings (“Fitch”), respectively. Our ability to continue to access the capital markets in a timely manner depends on several factors, including our credit ratings, the condition of the global economy including the impact of COVID-19, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.

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

All of our regulated EU and UK subsidiaries are subject to consolidated capital requirements under applicable EU and UK requirements, including those arising from the EU's Capital Requirements Directive and the UK's Internal Capital Adequacy Assessment Process (ICAAP), and we maintain capital within this European sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. We are in compliance with all regulatory minimum net capital requirements. As of March 31, 2021, the company’s minimum regulatory capital requirement was $758.6 million (December 31, 2020: $763.6 million). The total amount of non-U.S. cash and cash equivalents was $1,020.9 million at March 31, 2021 (December 31, 2020: $1,034.8 million).

The consolidation of $8,600.1 million and $6,700.9 million of assets and long-term debt of CIP as of March 31, 2021, respectively, did not impact the company’s liquidity and capital resources. The majority of CIP balances related to consolidated CLOs. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s direct investments in, and management and performance fees generated from these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate,their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company.See Part I, Item 1, Financial Statements - Note 12, "Consolidated Investment Products", for additional details.

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

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flows information, excluding the impact of the cash flows of Consolidated Investment Products for the reasons outlined in footnote 1 to the table:

Cash flows information (1)	Three months ended March 31, 2021			Three months ended March 31, 2020
$ in millions	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash, cash equivalents and restricted cash, beginning of the period (2)	1,839.3	301.7	1,537.6	1,701.2	652.2	1,049.0
Cash flows from operating activities (1)	(26.9)	(101.6)	74.7	(77.0)	1.3	(78.3)
Cash flows from investing activities	(131.2)	(115.9)	(15.3)	(452.0)	(382.6)	(69.4)
Cash flows from financing activities	137.8	359.9	(222.1)	96.3	23.4	72.9
Increase/(decrease) in cash and cash equivalents	(20.3)	142.4	(162.7)	(432.7)	(357.9)	(74.8)
Foreign exchange movement on cash and cash equivalents	(14.4)	(5.8)	(8.6)	(38.7)	(5.0)	(33.7)
Net cash inflows (outflows) upon consolidation/deconsolidation of CIP	(8.7)	(8.7)	—	(0.3)	(0.3)	—
Cash, cash equivalents and restricted cash, end of the period (2)	1,795.9	429.6	1,366.3	1,229.5	289.0	940.5

Cash and cash equivalents	1,158.3	—	1,158.3	940.5	—	940.5
Restricted cash (2)	208.0	—	208.0	—	—	—
Cash and cash equivalents of CIP	429.6	429.6	—	289.0	289.0	—
Total cash, cash equivalents and restricted cash per consolidated statement of cash flows (2)	1,795.9	429.6	1,366.3	1,229.5	289.0	940.5
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
(2)    Restricted cash of $208.0 million and $129.2 million as of March 31, 2021 and December 31, 2020, respectively (March 31, 2020: zero) is recorded in Other assets on the Condensed Consolidated Balance Sheets.
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

During the three months ended March 31, 2021, cash used in operating activities was $26.9 million compared to $77.0 million used in during the three months ended March 31, 2020. As shown in the tables above, the impact of CIP to cash used in operating activities was $101.6 million of cash used during the three months ended March 31, 2021 compared to $1.3 million of cash provided by during the three months ended March 31, 2020. Excluding the impact of CIP, cash provided by operations was $74.7 million during the three months ended March 31, 2021 compared to $78.3 million of cash used in operating activities during the three months ended March 31, 2020. Cash inflows include a $27.3 million increase operating income as well as net investment redemptions of $36.2 million, including seed money and deferred compensation investments (three months ended March 31, 2020: $87.5 million net redemptions). Inflows were partially offset by net outflows from changes in payables and receivables due to timing of payments and receipts compared to greater net outflows in the three months ended March 31, 2020.

Investing Activities

Net cash used in investing activities totaled $131.2 million for the three months ended March 31, 2021 (three months ended March 31, 2020: net cash used of $452.0 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $115.9 million used (three months ended March 31, 2020: $382.6 million used). Excluding the impact of CIP cash flows, net cash used in investing activities was $15.3 million for the three months ended March 31, 2021 (three months ended March 31, 2020: net cash used of $69.4 million. Investing activities for the three months ended March 31, 2020 also included net collateral paid on the forward contracts of $50.1 million. As of March 31, 2021, the net collateral was in a payable position and reflected within financing activities (March 31, 2020: net collateral was in a receivable position).

Cash outflows for the three months ended March 31, 2021, excluding the impact of CIP, included purchases of investments of $59.2 million (three months ended March 31, 2020: $42.8 million purchases). These outflows were partially offset by proceeds of $64.2 million from sales and returns of capital of investments (three months ended March 31, 2020: $42.7 million proceeds).

During the three months ended March 31, 2021, the company had capital expenditures of $20.3 million (three months ended March 31, 2020: $19.2 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow, and back-up disaster recovery systems. Also, in each period, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.

Financing Activities

Net cash provided by financing activities totaled $137.8 million for the three months ended March 31, 2021 (three months ended March 31, 2020: net cash provided of $96.3 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $359.9 million (three months ended March 31, 2020: cash provided of $23.4 million). Excluding the impact of CIP, financing activities used net cash of $222.1 million in the three months ended March 31, 2021 (three months ended March 31, 2020: net cash provided of $72.9 million).

Financing cash outflows during the three months ended March 31, 2021 included the $117.0 million settlement of the forward contract entered into on May 13, 2019, $71.5 million of common dividend payments for the dividends declared in January (three months ended March 31, 2020: common dividends paid of $140.9 million), $59.2 million of preferred dividend payments for dividends declared in January, (three months ended March 31, 2020: $59.2 million), the payment of $44.7 million to meet employees’ withholding tax obligations on common share vestings (three months ended March 31, 2020: $31.5 million) and a payment of $8.5 million of contingent consideration (three months ended March 31, 2020: $12.9 million). These outflows were partially offset by inflows of $78.8 million of net collateral received on the forward contracts. As of March 31, 2021, the net collateral was in a payable position (March 31, 2020: net collateral was in a receivable position and reflected within investing activities). The credit facility had no net borrowing during the three months ended March 31, 2021 (three months ended March 31, 2020: net borrowing of $508.0 million).

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

On April 27, 2021, the company announced a first quarter 2021 cash dividend of $0.17 per share to holders of common shares, payable on June 3, 2021, to shareholders of record at the close of business on May 11, 2021 with an ex-dividend date of May 10, 2021.

On April 27, 2021 the company announced a preferred dividend of $14.75 per share to the holders of preferred shares, representing the period from March 1, 2021 through May 31, 2021. The preferred dividend is payable on June 1, 2021 to shareholders of record at close of business on May 17, 2021.

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

Long-term debt

The carrying value of our long-term debt at March 31, 2021 was $2,083.2 million (December 31, 2020: $2,082.6 million) and was comprised of the following:

$ in millions	March 31, 2021	December 31, 2020
$1.5 billion floating rate credit facility expiring August 11, 2022 (1)	—	—
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	598.9	598.7
$600 million 4.000% - due January 30, 2024	597.0	596.8
$500 million 3.750% - due January 15, 2026	496.9	496.7
$400 million 5.375% - due November 30, 2043	390.4	390.4
Long-term debt	2,083.2	2,082.6
____________
(1)    On April 26, 2021, Invesco Ltd. and its indirect subsidiary, Invesco Finance PLC, amended and restated the $1.5 billion floating rate credit facility, extending the expiration date from August 11, 2022 to April 26, 2026 (see “Item 5. Other Information” for additional details).

For the three months ended March 31, 2021, the company’s weighted average cost of debt was 3.95% (three months ended March 31, 2020: 3.94%).

Financial covenants under the credit agreement include: (i) the quarterly maintenance of an adjusted debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of March 31, 2021, we were in compliance with our financial covenants. At March 31, 2021, our leverage ratio was 1.25:1.00 (December 31, 2020: 1.37:1.00), and our interest coverage ratio was 14.30:1.00 (December 31, 2020: 11.83:1.00).

The March 31, 2021 coverage ratio calculations are as follows:

$ millions	Total	Q1 2021	Q4 2020	Q3 2020	Q2 2020
Net income attributable to Invesco Ltd.	711.1	267.8	211.1	191.7	40.5
Dividends on preferred shares	236.8	59.2	59.2	59.2	59.2
Impact of CIP on net income attributable to Invesco Ltd.	(9.5)	—	—	(9.6)	0.1
Tax expense	310.7	106.5	68.9	91.9	43.4
Amortization/depreciation	206.2	51.1	53.2	51.6	50.3
Interest expense	116.8	23.8	24.4	33.8	34.8
Common share-based compensation expense	179.7	38.6	50.3	43.0	47.8
Unrealized gains and losses from investments, net (1)	(81.5)	(1.3)	(20.0)	(18.4)	(41.8)
EBITDA (2)	1,670.3	545.7	447.1	443.2	234.3
Adjusted debt (2)	$2,094.7
Leverage ratio (Debt/EBITDA - maximum 3.25:1.00)	1.25
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	14.30
____________
(1)    Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.
(2)    EBITDA and Adjusted debt are non-GAAP financial measures that are used by management in connection with certain debt covenant calculations under our credit agreement. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals long-term debt of $2,083.2 million plus $11.5 million in letters of credit.
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

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of March 31, 2021, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,158.3 million. See Part I, Item 1, Financial Statements - Note 13, "Related Parties", for information regarding cash and cash equivalents invested in affiliated money market funds.

The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as the same become due. The company is exposed to liquidity risk through its $2,083.2 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities, and engaging external financing sources in regular dialogue.

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

Common Share Repurchase Plan

The company did not purchase shares in the open market during the three months ended March 31, 2021 and 2020, respectively. An aggregate of 2.1 million common shares were withheld on vesting events during the three months ended March 31, 2021 to meet employees’ withholding tax obligations (three months ended March 31, 2020: 2.3 million shares). The fair value of these common shares withheld at the respective withholding dates was $44.7 million during the three months ended March 31, 2021 (three months ended March 31, 2020: $31.5 million). At March 31, 2021, approximately $732.2 million remains available under the share repurchase authorizations approved by the Board on July 22, 2016.

Off Balance Sheet Commitments

See Part I, Item 1, Financial Statements - Note 11, “Commitments and Contingencies - Legal Contingencies”, for more information regarding undrawn capital commitments.

Contractual Obligations

We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension, and acquisition contracts. During the three months ended March 31, 2021, there were no material changes to the company’s contractual obligations.

Critical Accounting Policies and Estimates

There have been no significant changes to the critical accounting policies disclosed in our most recent Form 10-K for the year ended December 31, 2020. Critical accounting policies are those that require management’s most difficult, subjective or complex judgments and would therefore be deemed the most critical to an understanding of our results of operations and financial condition.

Recent Accounting Standards

See Part I, Item 1, Financial Statements - Note 1, "Accounting Policies - Accounting Pronouncements Recently Adopted.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk, and foreign exchange rate risk. There have not been any material changes to the company’s exposures to market risks during the period ended March 31, 2021 that would require an update to the disclosures provided in the most recent Form 10-K.

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

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. See Part I, Item 1, Financial Statements - Note 4, "Long-Term Debt" for details of the company’s long-term debt arrangements. As of March 31, 2021, the interest rates on 100.0% of the company’s borrowings were fixed for a weighted average period of 6.7 years, and the company had a zero balance on its floating rate credit facility.

Foreign Exchange Rate Risk

The company has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco Ltd.

The company is exposed to foreign exchange revaluation into the Condensed Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation losses were $0.7 million during the three months ended March 31, 2021 (three months ended March 31, 2020: $1.9 million losses), and are included in general and administrative expenses and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

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

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated any change in our internal control over financial reporting that occurred during the three months ended March 31, 2021 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

See Part I, Item 1, Financial Statements - Note 11, “Commitments and Contingencies - Legal Contingencies”, for information regarding legal proceedings.

Item 1A.  Risk Factors

The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended March 31, 2021:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (millions)
January 1-31, 2021	87,528	$17.80	—	$732.2
February 1-28, 2021	1,808,234	$22.36	—	$732.2
March 1-31, 2021	155,022	$24.91	—	$732.2
Total	2,050,784		—
(1)    An aggregate of 2,050,784 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.
(2)    At March 31, 2021, a balance of $732.2 million remains available under the share repurchase authorization approved by the Board on July 22, 2016.
Item 5.  Other Information

Amended and Restated Credit Agreement

On April 26, 2021, Invesco Ltd. (the “Company”) and its indirect subsidiary, Invesco Finance PLC (the “Borrower”), entered into a five-year unsecured $1.50 billion Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of banks, financial institutions and other institutional lenders named therein, including Bank of America, N.A., as administrative agent. The Credit Agreement includes a $50 million sublimit for the issuance of standby letters of credit and a $100 million sublimit for swingline loans. All advances under the Credit Agreement are denominated in U.S. dollars and letters of credit issued thereunder may be denominated in U.S. dollars or Sterling. All of the obligations of the Borrower under the Credit Agreement are guaranteed by the Company.

The Credit Agreement amends and restates an existing $1.50 billion Fourth Amended and Restated Credit Agreement, dated as of August 11, 2017 (the “Prior Credit Agreement”) entered into by the Company and the Borrower. The Prior Credit Agreement was scheduled to expire on August 11, 2022. No prepayment fees were incurred in connection with the amendment and restatement of the Prior Credit Agreement.

Amounts borrowed under the Credit Agreement are repayable at maturity on April 26, 2026. The proceeds of the Credit Agreement are to be used for working capital, capital expenditures, general corporate purposes and all other lawful purposes. Under certain conditions, the Borrower may elect to increase the aggregate principal amount of commitments under the Credit Agreement to a maximum amount of $2.0 billion. None of the lenders under the Credit Agreement are obligated to provide such additional commitments to the Borrower.

Borrowings under the Credit Agreement will bear interest at (i) LIBOR for specified interest periods or (ii) a floating rate (based upon either (X) daily LIBOR or (Y) a base rate equal to the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the higher of the available credit ratings of the Company or the Borrower. Based on the current credit ratings of the Company and the Borrower, the applicable margin for LIBOR-based loans would be 1.125% and for base rate loans would be 0.125%. In addition, the Borrower is required to pay the lenders a commitment fee on the aggregate unused commitments of the lenders at a rate per annum which is based on the higher of the available credit ratings of the Company or the Borrower. Based on the current credit rating of the Company and the Borrower, the commitment fee would be equal to 0.125%. The Credit Agreement contains market-based LIBOR transition provisions upon the occurrence of specified events related to the cessation of LIBOR.

The Credit Agreement also contains customary restrictive covenants on the Company and its subsidiaries. Restrictive covenants in the Credit Agreement include prohibitions on creating, incurring or assuming liens; entering into merger arrangements; selling, leasing, transferring or otherwise disposing of assets; making a material change in the nature of the business; making a significant accounting policy change in certain situations; and incurring indebtedness through the subsidiaries (other than the Borrower). Many of these restrictions are subject, however, to certain minimum or materiality thresholds and other exceptions. Financial covenants under the Credit Agreement include (i) the quarterly maintenance of a Debt/EBITDA ratio, as defined in the Credit Agreement, of not greater than 3.25:1.00 (the “Leverage Ratio”) and (ii) a coverage ratio (EBITDA, as defined in the Credit Agreement divided by interest expense for the four consecutive fiscal quarters ended on or immediately prior to the date of determination) of not less than 4.00:1.00. Subject to certain terms and conditions related to an acquisition in which the consideration exceeds $500 million, the Borrower may elect to increase the required Leverage Ratio to 3.75:1.00 for a period of up to four fiscal quarters. For purposes of calculating the Leverage Ratio, the Credit Agreement uses Adjusted Debt, as defined in the Credit Agreement, and includes a netting provision pursuant to which debt is reduced by an amount of up to $200 million based on freely distributable, unrestricted cash and cash equivalents of the Company and its subsidiaries.

The Credit Agreement contains customary provisions regarding events of default which could result in an acceleration or increase in amounts due, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of a representation or warranty, bankruptcy or insolvency proceedings, change of control, certain judgments, ERISA matters, cross-default to other debt and hedging agreements, governmental action prohibiting or restricting the Company or its subsidiaries in a manner that has a material adverse effect and failure of certain guaranty obligations.

The lenders (and their respective affiliates) may have provided, and may in the future provide, investment banking, cash management, underwriting, lending, commercial banking, leasing, foreign exchange, trust or other advisory services to the Company and its subsidiaries and affiliates. These parties may have received, and may in the future receive, customary compensation for these services.

The foregoing description of the Credit Agreement and Guaranty does not purport to be complete and is qualified in its entirety by reference to the Credit Agreement and Guaranty, which are filed as Exhibit 10.6 and Exhibit 10.7, respectively, to this Quarterly Report on Form 10-Q.

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

10.1	Form of Restricted Stock Unit Award Agreement – Performance Vesting (Feb 2021) – under the Invesco Ltd. 2016 Global Equity Incentive Plan
10.2	Form of Restricted Stock Unit Award Agreement – Performance Vesting (Feb 2021) – with respect to Martin L. Flanagan - under the Invesco Ltd. 2016 Global Equity Incentive Plan
10.3	Form of Restricted Stock Unit Award Agreement – Performance Vesting (Feb 2021) – with respect to UCITS staff - under the Invesco Ltd. 2016 Global Equity Incentive Plan
10.4	Form of Restricted Fund Unit Agreement – Deferred Awards (Feb 2021) – for UCITS staff – under Invesco Ltd. Deferred Incentive Plan
10.5	Form of Restricted Fund Unit Agreement – Upfront Awards (Feb 2021) – for UCITS staff – under Invesco Ltd. Deferred Incentive Plan
10.6
Fifth Amended and Restated Credit Agreement, dated as of April 26, 2021, among Invesco Finance PLC, the company, the banks, financial institutions and other institutional lenders from time to time a party thereto and Bank of America, N.A., as administrative agent

10.7
Fifth Amended and Restated Guaranty, dated as of April 26, 2021, with respect to the Fifth Amended and Restated Credit Agreement by the company in favor of Bank of America, N.A., as administrative agent, and the lenders party to the Fifth Amended and Restated Credit Agreement

22	Subsidiary Guarantors and Issuers of Guaranteed Securities
31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
April 30, 2021	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

April 30, 2021	/s/ L. ALLISON DUKES
L. Allison Dukes
Senior Managing Director and Chief Financial Officer