Form 10-Q
period 2021-09-30
Invesco Ltd.
filed 2021-10-29
CIK 914208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of September 30, 2021, the most recent practicable date, the number of Common Shares outstanding was 461,206,517.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except per share data	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	1,773.2	1,408.4
Unsettled fund receivables	237.6	109.4
Accounts receivable	720.1	741.1
Investments	906.4	826.8
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	536.3	301.7
Accounts receivable and other assets of CIP	273.7	175.5
Investments of CIP	8,924.2	7,910.0
Assets held for policyholders	2,232.2	7,582.1
Prepaid assets	144.8	149.2
Other assets	428.1	514.2
Property, equipment and software, net	512.5	563.8
Intangible assets, net	7,246.6	7,305.6
Goodwill	8,878.2	8,916.3
Total assets	32,813.9	36,504.1
LIABILITIES
Accrued compensation and benefits	903.2	973.7
Accounts payable and accrued expenses	1,401.7	1,920.4
Liabilities of CIP:
Debt of CIP	7,224.5	6,714.1
Other liabilities of CIP	864.9	588.6
Policyholder payables	2,232.2	7,582.1
Unsettled fund payables	237.2	98.4
Long-term debt	2,084.5	2,082.6
Deferred tax liabilities, net	1,591.1	1,523.5
Total liabilities	16,539.3	21,483.4
Commitments and contingencies (See Note 11)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	542.6	211.8
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized, issued and outstanding as of September 30, 2021 and December 31, 2020)	4,010.5	4,010.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million shares issued as of September 30, 2021 and December 31, 2020)	113.2	113.2
Additional paid-in-capital	7,660.1	7,811.4
Treasury shares	(3,047.6)	(3,253.8)
Retained earnings	6,821.2	6,085.0
Accumulated other comprehensive income/(loss), net of tax	(477.3)	(404.5)
Total equity attributable to Invesco Ltd.	15,080.1	14,361.8
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	651.9	447.1
Total permanent equity	15,732.0	14,808.9
Total liabilities, temporary and permanent equity	32,813.9	36,504.1

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
$ in millions, except per share data	2021	2020	2021	2020
Operating revenues:
Investment management fees	1,275.5	1,096.8	3,729.5	3,302.2
Service and distribution fees	409.1	352.7	1,191.2	1,051.2
Performance fees	4.8	—	22.0	8.3
Other	60.6	48.1	188.4	153.8
Total operating revenues	1,750.0	1,497.6	5,131.1	4,515.5
Operating expenses:
Third-party distribution, service and advisory	546.4	480.8	1,608.8	1,439.9
Employee compensation	476.7	444.5	1,452.9	1,321.0
Marketing	20.3	15.6	60.6	62.7
Property, office and technology	134.2	127.5	390.7	386.2
General and administrative	105.0	89.7	304.9	384.9
Transaction, integration and restructuring	(12.0)	55.3	(13.3)	171.4
Amortization of intangibles	15.6	15.7	47.5	46.8
Total operating expenses	1,286.2	1,229.1	3,852.1	3,812.9
Operating income	463.8	268.5	1,279.0	702.6
Other income/(expense):
Equity in earnings of unconsolidated affiliates	54.6	18.6	119.3	46.7
Interest and dividend income	1.9	2.6	3.6	11.4
Interest expense	(23.1)	(33.8)	(71.5)	(104.9)
Other gains and losses, net	(12.1)	31.5	65.4	(15.0)
Other income/(expense) of CIP, net	200.2	99.2	416.9	28.6
Income before income taxes	685.3	386.6	1,812.7	669.4
Income tax provision	(139.7)	(91.9)	(400.4)	(192.7)
Net income	545.6	294.7	1,412.3	476.7
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(156.3)	(43.8)	(268.5)	14.6
Dividends declared on preferred shares	(59.2)	(59.2)	(177.6)	(177.6)
Net income attributable to Invesco Ltd.	330.1	191.7	966.2	313.7

Earnings per common share:
-basic	$0.71	$0.42	$2.09	$0.68
-diluted	$0.71	$0.41	$2.08	$0.68

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2021	2020	2021	2020
Net income	545.6	294.7	1,412.3	476.7
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(108.7)	167.4	(73.0)	(61.4)
Other comprehensive income/(loss), net	1.2	0.7	0.2	0.8
Other comprehensive income/(loss)	(107.5)	168.1	(72.8)	(60.6)
Total comprehensive income/(loss)	438.1	462.8	1,339.5	416.1
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(156.3)	(43.8)	(268.5)	14.6
Dividends on preferred shares	(59.2)	(59.2)	(177.6)	(177.6)
Comprehensive income/(loss) attributable to Invesco Ltd.	222.6	359.8	893.4	253.1

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
$ in millions	2021	2020
Operating activities:
Net income	1,412.3	476.7
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	154.9	150.3
Common share-based compensation expense	106.0	138.2
Other (gains)/losses, net	(65.4)	15.0
Other (gains)/losses of CIP, net	(323.3)	61.4
Equity in earnings of unconsolidated affiliates	(119.3)	(46.7)
Distributions from equity method investees	43.9	29.9
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	(176.2)	(36.3)
(Purchase)/sale of investments, net	99.6	165.3
(Increase)/decrease in receivables	5,251.3	2,800.7
Increase/(decrease) in payables	(5,302.0)	(3,091.8)
Net cash provided by/(used in) operating activities	1,081.8	662.7
Investing activities:
Purchase of property, equipment and software	(73.2)	(73.6)
Purchase of investments by CIP	(4,795.5)	(3,605.5)
Sale of investments by CIP	4,321.6	2,828.3
Purchase of investments	(149.6)	(116.5)
Sale of investments	103.8	117.4
Capital distributions from equity method investees	13.5	22.8
Collateral received/(posted), net	—	(1.9)
Net cash provided by/(used in) investing activities	(579.4)	(829.0)
Financing activities:
Purchases of treasury shares	(58.1)	(40.7)
Dividends paid - preferred	(177.6)	(177.6)
Dividends paid - common	(228.9)	(285.9)
Third-party capital invested into CIP	475.1	133.1
Third-party capital distributed by CIP	(351.5)	(187.2)
Borrowings of debt by CIP	2,752.6	1,218.8
Repayments of debt by CIP	(1,972.1)	(773.4)
Settlement of forward contracts on treasury shares	(309.4)	(190.6)
Collateral received/(returned), net	(104.1)	—
Net borrowings/(repayments) under credit facility	—	90.0
Payment of contingent consideration	(11.8)	(16.8)
Net cash provided by/(used in) financing activities	14.2	(230.3)
Increase/(decrease) in cash and cash equivalents	516.6	(396.6)
Foreign exchange movement on cash and cash equivalents	(28.6)	(5.4)
Foreign exchange movement on cash and cash equivalents of CIP	(9.1)	12.3
Net cash inflows/(outflows) upon consolidation/deconsolidation of CIP	(8.7)	9.1
Cash, cash equivalents and restricted cash, beginning of period (1)	1,839.3	1,701.2
Cash and cash equivalents, end of period	2,309.5	1,320.6
Cash and cash equivalents	1,773.2	1,066.6
Cash and cash equivalents of CIP	536.3	254.0
Total cash and cash equivalents per consolidated statement of cash flows	2,309.5	1,320.6
______________________________________________________________________________________________________
(1) Restricted cash of $129.2 million as of December 31, 2020 is recorded in Other assets on the Condensed Consolidated Balance Sheets. There was no restricted cash at the end of the period for the nine months ended September 30, 2021.

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three months ended September 30, 2021
	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
July 1, 2021	4,010.5	113.2	7,664.3	(3,080.3)	6,570.1	(369.8)	14,908.0	518.6	15,426.6	363.9
Net income	—	—	—	—	389.3	—	389.3	135.8	525.1	20.5
Other comprehensive income/(loss)	—	—	—	—	—	(107.5)	(107.5)	—	(107.5)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(2.5)	(2.5)	158.2
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.170 per share)	—	—	—	—	(79.0)	—	(79.0)	—	(79.0)	—
Employee common share plans:
Common share-based compensation	—	—	33.2	—	—	—	33.2	—	33.2	—
Vested common shares	—	—	(36.3)	36.2	—	—	(0.1)	—	(0.1)	—
Other common share awards	—	—	(1.1)	7.0	—	—	5.9	—	5.9	—
Purchase of common shares	—	—	—	(10.5)	—	—	(10.5)	—	(10.5)	—
September 30, 2021	4,010.5	113.2	7,660.1	(3,047.6)	6,821.2	(477.3)	15,080.1	651.9	15,732.0	542.6

Three months ended September 30, 2020
	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
July 1, 2020	4,010.5	113.2	7,788.4	(3,319.1)	5,825.0	(816.0)	13,602.0	365.7	13,967.7	202.8
Net income	—	—	—	—	250.9	—	250.9	32.6	283.5	11.2
Other comprehensive income/(loss)	—	—	—	—	—	168.1	168.1	—	168.1	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	18.3	18.3	14.2
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.155 per share)	—	—	—	—	(72.2)	—	(72.2)	—	(72.2)	—
Employee common share plans:
Common share-based compensation	—	—	43.0	—	—	—	43.0	—	43.0	—
Vested common shares	—	—	(33.3)	33.3	—	—	—	—	—	—
Other common share awards	—	—	(9.5)	16.7	—	—	7.2	—	7.2	—
Purchase of common shares	—	—	—	(5.8)	—	—	(5.8)	—	(5.8)	—
September 30, 2020	4,010.5	113.2	7,788.6	(3,274.9)	5,944.5	(647.9)	13,934.0	416.6	14,350.6	228.2

.

Nine months ended September 30, 2021
	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2021	4,010.5	113.2	7,811.4	(3,253.8)	6,085.0	(404.5)	14,361.8	447.1	14,808.9	211.8
Net income	—	—	—	—	1,143.8	—	1,143.8	230.4	1,374.2	38.1
Other comprehensive income/(loss)	—	—	—	—	—	(72.8)	(72.8)	—	(72.8)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(25.6)	(25.6)	292.7
Dividends declared - preferred ($44.25 per share)	—	—	—	—	(177.6)	—	(177.6)	—	(177.6)	—
Dividends declared - common ($0.495 per share)	—	—	—	—	(230.0)	—	(230.0)	—	(230.0)	—
Employee common share plans:
Common share-based compensation	—	—	106.0	—	—	—	106.0	—	106.0	—
Vested common shares	—	—	(256.2)	256.1	—	—	(0.1)	—	(0.1)	—
Other common share awards	—	—	(1.1)	8.2	—	—	7.1	—	7.1	—
Purchase of common shares	—	—	—	(58.1)	—	—	(58.1)	—	(58.1)	—
September 30, 2021	4,010.5	113.2	7,660.1	(3,047.6)	6,821.2	(477.3)	15,080.1	651.9	15,732.0	542.6

Nine months ended September 30, 2020
	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2020	4,010.5	113.2	7,860.8	(3,452.5)	5,917.8	(587.3)	13,862.5	455.8	14,318.3	383.5
Net income	—	—	—	—	491.3	—	491.3	(3.4)	487.9	(11.2)
Other comprehensive income/(loss)	—	—	—	—	—	(60.6)	(60.6)	—	(60.6)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(35.8)	(35.8)	(144.1)
Dividends declared - preferred ($44.25 per share)	—	—	—	—	(177.6)	—	(177.6)	—	(177.6)	—
Dividends declared - common ($0.620 per share)	—	—	—	—	(287.0)	—	(287.0)	—	(287.0)	—
Employee common share plans:
Common share-based compensation	—	—	138.2	—	—	—	138.2	—	138.2	—
Vested common shares	—	—	(200.3)	200.3	—	—	—	—	—	—
Other common share awards	—	—	(10.1)	18.0	—	—	7.9	—	7.9	—
Purchase of common shares	—	—	—	(40.7)	—	—	(40.7)	—	(40.7)	—
September 30, 2020	4,010.5	113.2	7,788.6	(3,274.9)	5,944.5	(647.9)	13,934.0	416.6	14,350.6	228.2
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

	September 30, 2021	December 31, 2020
$ in millions	Fair Value	Fair Value
Cash and cash equivalents	1,773.2	1,408.4
Restricted cash (1)	—	129.2
Equity investments	324.3	360.3
Foreign time deposits (2)	29.1	29.9
Assets held for policyholders (2)	2,232.2	7,582.1
Policyholder payables	(2,232.2)	(7,582.1)
Total return swaps related to deferred compensation plans	(8.2)	5.1
Contingent consideration liability	(3.4)	(18.6)
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
The following table presents, by hierarchy levels, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company’s Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively:

	As of September 30, 2021
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	1,156.2	1,156.2	—	—
Investments (2):
Equity investments:
Seed money	102.8	102.8	—	—
Investments related to deferred compensation plans	218.3	218.3	—	—
Other equity securities	3.2	3.2	—	—
Assets held for policyholders (3)	2,232.2	2,232.2	—	—
Total	3,712.7	3,712.7	—	—
Liabilities:
Total return swaps related to deferred compensation plans	(8.2)	—	(8.2)	—
Contingent consideration liability	(3.4)	—		(3.4)
Total	(11.6)	—	(8.2)	(3.4)

	As of December 31, 2020
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	947.3	947.3	—	—
Investments (2):
Equity investments:
Seed money	153.5	153.5	—	—
Investments related to deferred compensation plans	202.7	202.7	—	—
Other equity securities	4.1	4.1	—	—
Assets held for policyholders (3)	7,582.1	7,582.1	—	—
Total return swaps related to deferred compensation plans	5.1	—	5.1	—
Total	8,894.8	8,889.7	5.1	—
Liabilities:
Contingent consideration liability	(18.6)	—	—	(18.6)
Total	(18.6)	—	—	(18.6)
____________
(1)    The balance primarily represents cash held in affiliated money market funds.

(2)    Foreign time deposits of $29.1 million (December 31, 2020: $29.9 million) are excluded from this table. Equity method and other investments of $545.1 million and $7.9 million, respectively, (December 31, 2020: $426.1 million and $10.5 million, respectively) are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

(3)    The majority of assets held for policyholders are held in affiliated funds.

Total Return Swaps

In addition to holding equity investments, the company has a total return swap (TRS) to economically hedge certain deferred compensation liabilities. The notional value of the total return swap at September 30, 2021 was $337.8 million. During the three and nine months ended September 30, 2021, market valuation losses of $7.7 million and gains of $18.3 million were recognized in other gains and losses, net (three and nine months ended September 30, 2020: $12.8 million net gains and $11.5 million net gains respectively).

The following tables show a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the three and nine months ended September 30, 2021 and September 30, 2020, which are valued using significant unobservable inputs:

	Contingent Consideration Liability
$ in millions	Three months ended September 30, 2021	Nine months ended September 30, 2021
Beginning balance	(3.4)	(18.6)
Purchases/acquisitions	—	(1.3)
Net unrealized gains and losses included in other gains and losses, net	—	4.7
Disposition/settlements	—	11.8
Ending balance	(3.4)	(3.4)

	Contingent Consideration Liability
$ in millions	Three months ended September 30, 2020	Nine months ended September 30, 2020
Beginning balance	(29.3)	(60.2)
Revision to purchase price allocation	—	5.5
Net unrealized gains and losses included in other gains and losses, net	(0.5)	10.9
Disposition/settlements	2.8	16.8
Ending balance	(27.0)	(27.0)

3.  INVESTMENTS

The disclosures below include details of the company’s investments. Investments held by CIP are detailed in Note 12, "Consolidated Investment Products".

$ in millions	September 30, 2021	December 31, 2020
Equity investments:
Seed money	102.8	153.5
Investments related to deferred compensation plans	218.3	202.7
Other equity securities	3.2	4.1
Equity method investments	545.1	426.1
Foreign time deposits	29.1	29.9
Other	7.9	10.5
Total investments (1)	906.4	826.8
(1)    The majority of the company’s investment balances relate to balances held in affiliated funds.

Equity investments

The unrealized gains and losses for the three and nine months ended September 30, 2021 that relate to equity investments still held at September 30, 2021, were a $21.8 million net loss and $22.7 million net gain (three and nine months ended September 30, 2020: $19.9 million net gain and $18.3 million net loss).

4.  LONG-TERM DEBT

The disclosures below include details of the company’s debt. Debt of CIP is detailed in Note 12, "Consolidated Investment Products".

	September 30, 2021		December 31, 2020
$ in millions	Carrying Value (2)	Fair Value	Carrying Value (2)	Fair Value
$1.5 billion floating rate credit facility expiring April 26, 2026	—	—	—	—
Unsecured Senior Notes (1):
$600 million 3.125% - due November 30, 2022	599.2	619.0	598.7	632.9
$600 million 4.000% - due January 30, 2024	597.5	644.5	596.8	660.2
$500 million 3.750% - due January 15, 2026	497.2	549.7	496.7	564.8
$400 million 5.375% - due November 30, 2043	390.6	531.5	390.4	517.8
Long-term debt	2,084.5	2,344.7	2,082.6	2,375.7
____________
(1)    The company’s senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
(2)    The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.
The company maintains approximately $2.6 million in letters of credit from a variety of banks. The letters of credit are generally one-year automatically-renewable facilities and are maintained for various commercial reasons.

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

	As of
in millions	September 30, 2021	December 31, 2020
Preferred shares issued (1)	4.0	4.0
Preferred shares outstanding (1)	4.0	4.0
__________
(1)    Preferred shares are held by MassMutual and are subject to a lock-up period of five years, which disallows the sale of preferred shares by MassMutual during the five-year period beginning on the original issue date of May 24, 2019.
The number of common shares and common share equivalents issued are represented in the table below:

	As of
in millions	September 30, 2021	December 31, 2020
Common shares issued	566.1	566.1
Less: Treasury shares for which dividend and voting rights do not apply	(104.9)	(107.0)
Common shares outstanding	461.2	459.1

6.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended September 30, 2021
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(108.7)	—	—	—	(108.7)
Other comprehensive income, net	—	1.2	—	—	1.2
Other comprehensive income/(loss), net of tax	(108.7)	1.2	—	—	(107.5)

Beginning balance	(243.6)	(126.9)	0.1	0.6	(369.8)
Other comprehensive income/(loss), net of tax	(108.7)	1.2	—	—	(107.5)
Ending balance	(352.3)	(125.7)	0.1	0.6	(477.3)

	For the nine months ended September 30, 2021
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(73.0)	—	—	—	(73.0)
Other comprehensive income, net	—	0.3	—	(0.1)	0.2
Other comprehensive income/(loss), net of tax	(73.0)	0.3	—	(0.1)	(72.8)

Beginning balance	(279.3)	(126.0)	0.1	0.7	(404.5)
Other comprehensive income/(loss), net of tax	(73.0)	0.3	—	(0.1)	(72.8)
Ending balance	(352.3)	(125.7)	0.1	0.6	(477.3)

	For the three months ended September 30, 2020
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	167.4	—	—	—	167.4
Other comprehensive income, net	—	0.7	—	—	0.7
Other comprehensive income/(loss), net of tax	167.4	0.7	—	—	168.1

Beginning balance	(690.8)	(125.9)	0.1	0.6	(816.0)
Other comprehensive income/(loss), net of tax	167.4	0.7	—	—	168.1
Ending balance	(523.4)	(125.2)	0.1	0.6	(647.9)

	For the nine months ended September 30, 2020
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(61.4)	—	—	—	(61.4)
Other comprehensive income, net	—	0.9	—	(0.1)	0.8
Other comprehensive income/(loss), net of tax	(61.4)	0.9	—	(0.1)	(60.6)

Beginning balance	(462.0)	(126.1)	0.1	0.7	(587.3)
Other comprehensive income/(loss), net of tax	(61.4)	0.9	—	(0.1)	(60.6)
Ending balance	(523.4)	(125.2)	0.1	0.6	(647.9)

Net Investment Hedge

The company designated certain intercompany debt as a non-derivative net investment hedging instrument against foreign currency exposure related to its net investment in foreign operations. At September 30, 2021 and December 31, 2020, £130 million ($178.8 million and $174.5 million, respectively) of intercompany debt was designated as a net investment hedge. For the three and nine months ended September 30, 2021, the company recognized foreign currency gains and losses of $3.6 million and $4.3 million, respectively (three and nine months ended September 30, 2020: losses and gains of $5.8 million and $3.6 million, respectively) resulting from the net investment hedge within currency translation differences on investments in foreign subsidiaries in Other comprehensive income.

7. REVENUE

The geographic disaggregation of revenue for the three and nine months ended September 30, 2021 and 2020 are presented below. There are no revenues attributed to the company’s country of domicile, Bermuda.

	For the three months ended September 30,
$ in millions	2021	2020
Americas	1,329.8	1,118.2
UK	157.7	148.6
EMEA ex UK (Europe, Middle East and Africa)	181.0	158.2
Asia Pacific	81.5	72.6
Total operating revenues	1,750.0	1,497.6

	For the nine months ended September 30,
$ in millions	2021	2020
Americas	3,842.8	3,356.2
UK	486.0	465.3
EMEA ex UK (Europe, Middle East and Africa)	541.5	468.3
Asia Pacific	260.8	225.7
Total operating revenues	5,131.1	4,515.5
The opening and closing balances of deferred carried interest liabilities for the nine months ended September 30, 2021 were $58.0 million and $60.5 million, respectively (December 31, 2020: $45.8 million and $58.0 million, respectively). During the three and nine months ended September 30, 2021, no performance fee revenue was recognized that had been included in the deferred carried interest liability balance at the beginning of the period (September 30, 2020: none).

Money Market Fee Waivers

The company is currently providing voluntary yield support waivers of its revenues on certain money market funds to ensure that they maintain a minimum level of daily net investment income. During the three and nine months ended September 30, 2021, yield support waivers resulted in a reduction of total gross operating revenues of $40.8 million and $111.2 million, respectively (three and nine months ended September 30, 2020: $12.4 million and $23.1 million, respectively). A significant portion of our money market AUM arises from the institutional distribution channel, where relationships with our distribution partners allow us to share the waiver impact. Gross waivers are partially offset by a reduction of payments to these intermediaries, which are included in third party distribution, service and advisory expenses.

8.  COMMON SHARE-BASED COMPENSATION

The company recognized total expenses of $106.0 million and $138.2 million related to equity-settled common share-based payment transactions in the nine months ended September 30, 2021 and 2020, respectively.

Movements on common share awards during the periods ended September 30, are detailed below:

	For the nine months ended September 30, 2021			For the nine months ended September 30, 2020
millions of common shares, except fair values	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value ($)	Time- Vested	Performance- Vested
Unvested at the beginning of period	18.1	1.6	19.11	18.7	1.1
Granted during the period	3.4	0.6	22.61	8.1	0.9
Forfeited during the period	(0.4)	—	18.84	(0.3)	—
Vested and distributed during the period	(7.3)	(0.3)	21.48	(7.7)	(0.2)
Unvested at the end of the period	13.8	1.9	18.88	18.8	1.8
The total fair value of common shares that vested during the nine months ended September 30, 2021 was $182.9 million (nine months ended September 30, 2020: $109.6 million). The weighted average grant date fair value of the common share awards that were granted during the nine months ended September 30, 2021 was $22.61 (nine months ended September 30, 2020: $14.08).

At September 30, 2021, there was $196.6 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.29 years.

9. RESTRUCTURING

In 2020, the company initiated a strategic evaluation focusing on four key areas of our expense base: our organizational model, our real estate footprint, management of third party spend and technology and operations efficiency.

Restructuring expenses related to the strategic evaluation were $17.9 million and $68.0 million, respectively, for the three and nine months ended September 30, 2021 (three and nine months ended September 30, 2020: $15.3 million). Restructuring expenses are recorded to transaction, integration and restructuring expenses on the Condensed Consolidated Statements of Income.

The company estimates $60 million to $85 million of remaining restructuring expenses related to the strategic evaluation through the end of 2022, of which approximately 40% will be employee compensation costs with the remainder comprised of property, office and technology costs and general and administrative costs. A substantial portion of these expenses will result in future cash expenditures.

The following table shows the rollforward of the restructuring liability and the total restructuring charges as of and for the period ending September 30, 2021 and December 31, 2020. The company recorded the liability to accrued compensation and benefits and accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

$ in millions	Employee Compensation	Other Expenses	Total
Balance as of July 1, 2020	—	—	—
Accrued charges	85.0	9.1	94.1
Payments	(40.5)	(9.1)	(49.6)
Balance as of December 31, 2020	44.5	—	44.5
Accrued charges	19.8	4.1	23.9
Payments	(40.2)	(1.1)	(41.3)
Balance as of March 31, 2021	24.1	3.0	27.1
Accrued charges	12.8	3.1	15.9
Payments	(20.4)	(4.3)	(24.7)
Balance as of June 30, 2021	16.5	1.8	18.3
Accrued charges	7.7	3.9	11.6
Payments	(9.2)	(2.9)	(12.1)
Balance as of September 30, 2021	15.0	2.8	17.8
Non-cash charges (1)
Six months ended December 31, 2020	19.5	5.4	24.9
Nine months ended September 30, 2021	9.7	6.9	16.6
Total non-cash charges	29.2	12.3	41.5
Cumulative charges incurred through September 30, 2021	154.5	32.5	187.0

(1) Non-cash charges include stock-based compensation, accelerated depreciation of certain assets and location strategy costs.

10.  EARNINGS PER COMMON SHARE

The calculation of earnings per common share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
in millions, except per share data	2021	2020	2021	2020
Net income attributable to Invesco Ltd.	330.1	191.7	966.2	313.7

Invesco Ltd:
Weighted average common shares outstanding - basic	463.3	461.1	462.6	459.0
Dilutive effect of non-participating common share-based awards	2.7	2.4	3.0	3.0
Weighted average common shares outstanding - diluted	466.0	463.5	465.6	462.0

Earnings per common share:
-basic	$0.71	$0.42	$2.09	$0.68
-diluted	$0.71	$0.41	$2.08	$0.68
See Note 8, "Common Share-Based Compensation", for a summary of common share awards outstanding under the company’s common share-based compensation programs. These programs could result in the issuance of common shares from time to time that would affect the measurement of basic and diluted earnings per common share.

There were no common shares of performance-vested awards excluded from the computation of diluted earnings per common share during the three and nine months ended September 30, 2021, due to their inclusion being anti-dilutive (three and nine months ended September 30, 2020: 0.3 million). There were no common shares of time-vested awards excluded from the computation of diluted earnings per common share during three and nine months ended September 30, 2021 (three and nine months ended September 30, 2020: none).

11.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has committed to co-invest in certain investment products, which may be called in future periods. At September 30, 2021, the company’s undrawn co-invest capital commitments were $457.5 million (December 31, 2020: $453.5 million).

Certain of our managed investment products have entered into revolving credit facilities with financial institutions. Pursuant to these arrangements, the company provided equity commitments and guarantees to certain of these investment products that are temporary in nature. The revolving credit facilities look first to the respective investment products for repayment and servicing. The company’s equity commitment or guarantee would only be called in the event a particular investment product is unable to meet its obligation. The company believes the likelihood of being required to fund its equity commitments or guarantees under these arrangements to be remote. To date, the company has not been required to fund any equity commitments under these arrangements. The maximum amount of future payments under the commitments is $115 million and under the guarantees is $30 million. The fair value of the guarantee liability is not significant to the consolidated financial statements.

The Parent and various company subsidiaries have entered into agreements with financial institutions to guarantee certain obligations of other company subsidiaries. The company would be required to perform under these guarantees in the event of certain defaults. The company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Pursuant to an agreement entered into at the consummation of the acquisition of OppenheimerFunds, MassMutual, as the holder of seed capital investments in certain funds and accounts included in the acquisition, has the right to redeem its seed capital investments in accordance with an agreed upon schedule. In the event MassMutual exercises its redemption rights and the applicable fund or account is unable to meet such redemption (for example, due to illiquid investments or the need to maintain a level of investment in the fund), the company would be required to fund such redemption to MassMutual and seek reimbursement from the applicable fund or account at a later time when the fund or account is able to fulfill a redemption request. At September 30, 2021, the total amount of remaining seed capital subject to this agreement is approximately $53.6 million. Since December 31, 2020, MassMutual exercised its redemption rights and redeemed a portion of the seed capital per the agreed upon schedule. The company does not anticipate having to fund any material seed capital redemptions subject to this agreement.

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

In assessing the impact that a legal or regulatory matter will have on the company, management evaluates the need for an accrual on a case-by-case basis. If the likelihood of a loss is deemed probable and is reasonably estimable, the estimated loss is accrued. If the likelihood of a loss is assessed as less than probable, or an amount or range of loss cannot be reasonably estimated, a loss is not accrued. In management’s opinion, adequate accrual has been made as of September 30, 2021 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity. Furthermore, in management’s opinion, it is not possible to estimate a range of reasonably possible losses with respect to other litigation contingencies.

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

OppenheimerFunds acquisition-related matter

As previously disclosed by the company, in the fourth quarter of 2019, the company identified an accounting matter which required a restatement of the historical financial statements for the following funds: (1) the Invesco Steelpath MLP Income Fund; (2) the Invesco Steelpath MLP Select 40 Fund; (3) the Invesco Steelpath MLP Alpha Fund; and (4) the Invesco Steelpath MLP Alpha Plus Fund (each a Fund and together the Funds).

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

The company expects to bear all or at least some portion of these and other remediation costs. Uncertainties remain as of the date of this report regarding the degree to which the company will ultimately be financially responsible for bearing such costs. The sources of such uncertainties include, among other things, the following:

•The company and/or the Funds may be entitled to seek reimbursement for a portion of such costs under applicable insurance policies (subject to the terms of such policies, including applicable deductibles and policy limits).
•The company acquired sponsorship and management of the Funds as part of its acquisition of OppenheimerFunds. The company may be entitled to seek indemnification for certain of such costs from MassMutual under the OppenheimerFunds acquisition agreement (subject to the terms of such indemnification, including the specified deductible and limit).

The company has substantially completed the process of obtaining fund shareholder information from certain omnibus accounts. Based on this information, we have reduced our estimated liability to $254.3 million (year ended December 31, 2020: $387.8 million), which resulted in a benefit to transaction, integration and restructuring expense of $45.7 million and $131.1 million during the three and nine months ended September 30, 2021, respectively. The estimated liability excludes any amounts that may be recovered through indemnification and insurance recoveries, as well as other remediation costs related to the matter, such as legal and consulting costs, or the costs of communicating with fund shareholders.

The original estimate was based primarily on assumptions around the activity of the underlying fund shareholders in the omnibus accounts. Our analysis of the patterns of actual underlying fund shareholder activity has resulted in a decrease to the estimated liability during the three months ended September 30, 2021. We expect fund shareholder reimbursement payments to be made in the fourth quarter of 2021.

The measurement period for this acquisition closed during the three months ended June 30, 2020; therefore, the adjustments made during the nine months ended September 30, 2021 as well as any further adjustments to the estimate, including any recoveries from insurance or indemnification, are and will be recorded through earnings in transaction, integration and restructuring expense. Remediation costs of $0.9 million and $4.2 million, respectively, have been incurred during the three and nine months ended September 30, 2021 (year ended December 31, 2020: $11.6 million) and recorded as transaction, integration and restructuring expense.

12.  CONSOLIDATED INVESTMENT PRODUCTS (CIP)

The following table presents the balances related to CIP that are included on the Condensed Consolidated Balance Sheets as well as Invesco’s net interest in the CIP for each period presented. See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

	As of
$ in millions	September 30, 2021	December 31, 2020
Cash and cash equivalents of CIP	536.3	301.7
Accounts receivable and other assets of CIP	273.7	175.5
Investments of CIP	8,924.2	7,910.0
Less: Debt of CIP	(7,224.5)	(6,714.1)
Less: Other liabilities of CIP	(864.9)	(588.6)
Less: Retained earnings	0.1	0.1
Less: Accumulated other comprehensive income, net of tax	—	—
Less: Equity attributable to redeemable noncontrolling interests	(542.6)	(211.8)
Less: Equity attributable to nonredeemable noncontrolling interests	(651.1)	(446.3)
Invesco’s net interests in CIP	451.2	426.5
The following table reflects the impact of consolidation of investment products into the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2021	2020	2021	2020
Total operating revenues	(11.2)	(10.4)	(31.4)	(29.8)
Total operating expenses	9.5	4.4	25.4	22.9
Operating income	(20.7)	(14.8)	(56.8)	(52.7)
Equity in earnings of unconsolidated affiliates	(25.0)	(26.0)	(86.5)	10.8
Interest and dividend income	—	—	—	(0.3)
Other gains and losses, net	1.8	(5.0)	(5.1)	8.4
Interest and dividend income of CIP	79.2	76.3	214.4	241.2
Interest expense of CIP	(41.5)	(41.8)	(120.8)	(151.2)
Other gains/(losses) of CIP, net	162.5	64.7	323.3	(61.4)
Income before income taxes	156.3	53.4	268.5	(5.2)
Income tax provision	—	—	—	—
Net income	156.3	53.4	268.5	(5.2)
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(156.3)	(43.8)	(268.5)	14.6
Net income attributable to Invesco Ltd.	—	9.6	—	9.4
Non-consolidated VIEs

At September 30, 2021, the company’s carrying value and maximum risk of loss with respect to variable interest entities (VIEs) in which the company is not the primary beneficiary was $168.7 million (December 31, 2020: $152.0 million).

Balance Sheet information - newly consolidated VIEs/VOEs

During the nine months ended September 30, 2021, there were nine newly consolidated variable interest entities (VIEs) and three newly consolidated voting rights entities (VOEs) (September 30, 2020: there were four newly consolidated VIEs and no newly consolidated VOEs). The table below illustrates the summary balance sheet amounts related to these products before consolidation into the company. The balances below are reflective of the balances existing at the consolidation date after the initial funding of the investments by the company and unrelated third-party investors. The current period activity for the consolidated funds, including the initial funding and subsequent investment of initial cash balances into underlying investments of CIP, is reflected in the company’s Condensed Consolidated Financial Statements.

	For the nine months ended September 30, 2021		For the nine months ended September 30, 2020
$ in millions (1)	VIEs	VOEs	VIEs	VOEs
Cash and cash equivalents of CIP	38.5	—	9.1	—
Accounts receivable and other assets of CIP	6.3	1.0	1.2	—
Investments of CIP	492.3	131.4	114.2	—
Total assets	537.1	132.4	124.5	—

Debt of CIP	136.1	—	23.9	—
Other liabilities of CIP	206.6	1.0	89.7	—
Total liabilities	342.7	1.0	113.6	—
Total equity	194.4	131.4	10.9	—
Total liabilities and equity	537.1	132.4	124.5	—
__________
(1)    Certain amounts have been reclassified between line items in this table to properly present balances and do not impact the financial statements or any other disclosures. The revision is not material to the previously issued financial statements.

Balance Sheet information - deconsolidated VIEs/VOEs

During the nine months ended September 30, 2021, the company determined that it was no longer the primary beneficiary of five VIEs and no longer held the majority voting interest in four VOEs (September 30, 2020: the company determined that it was no longer the primary beneficiary of seven VIEs and no longer held the majority voting interest in eleven VOEs). The amounts deconsolidated from the Condensed Consolidated Balance Sheets are illustrated in the table below. There was no net impact to the Condensed Consolidated Statements of Income for the nine months ended September 30, 2021 and 2020 from the deconsolidation of these investment products.

	For the nine months ended September 30, 2021		For the nine months ended September 30, 2020
$ in millions (1)	VIEs	VOEs	VIEs	VOEs
Cash and cash equivalents of CIP	6.1	0.1	0.4	0.2
Accounts receivable and other assets of CIP	1.8	0.1	2.8	1.1
Investments of CIP	284.4	27.6	216.9	134.1
Total assets	292.3	27.8	220.1	135.4

Debt of CIP	258.3	—	—	—
Other liabilities of CIP	17.3	—	2.0	—
Total liabilities	275.6	—	2.0	—
Total equity	16.7	27.8	218.1	135.4
Total liabilities and equity	292.3	27.8	220.1	135.4
__________
(1)    Certain amounts have been reclassified between line items in this table to properly present balances and do not impact the financial statements or any other disclosures. The revision is not material to the previously issued financial statements.

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	7,239.3	—	7,239.3	—	—
Bonds	667.3	10.1	657.2	—	—
Equity securities	367.1	149.2	217.9	—	—
Equity and fixed income mutual funds	268.9	0.2	268.7	—	—
Investments in other private equity funds	381.6	—	8.1	—	373.5
Total assets at fair value	8,924.2	159.5	8,391.2	—	373.5

	As of December 31, 2020
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	6,864.5	—	6,864.5	—	—
Bonds	539.0	0.6	538.4	—	—
Equity securities	137.2	61.3	75.9	—	—
Equity and fixed income mutual funds	103.0	91.2	11.8	—	—
Investments in other private equity funds	266.3	—	8.1	—	258.2
Total assets at fair value	7,910.0	153.1	7,498.7	—	258.2
The following tables show a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	Three months ended September 30, 2020	Nine months ended September 30, 2020
$ in millions	Level 3 Asset	Level 3 Assets
Beginning balance	—	78.6
Deconsolidation of CIP	—	(89.4)
Gains and losses included in the Condensed Consolidated Statements of Income	—	10.8
Ending balance	—	—

The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds and equity securities. Bank loan investments of $7,225.4 million, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas and finance industries. Bank loan investments mature at various dates between 2022 and 2029, pay interest at LIBOR plus a spread of up to 12.0% and typically range in S&P credit rating categories from BBB down to unrated. Approximately less than 0.62% of the collateral assets were in default as of September 30, 2021 and 2020. Interest income on bank loans and bonds is recognized based on the unpaid principal balance and stated interest rate of these investments on an accrual basis. At September 30, 2021, the unpaid principal balance exceeds the fair value of the senior secured bank loans and bonds by approximately $84.0 million (December 31, 2020: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $208.6 million). These investments are accounted for on a one-month lag based on the availability of fund financial information, which means the third quarter fair value reflects a valuation as of August 31, 2021. CLO investments are valued based on price quotations provided by third-party pricing sources. These third-party sources aggregate indicative price quotations to provide the company with a price for the CLO investments.

Notes issued by consolidated CLOs mature at various dates between 2030 and 2034 and have a weighted average maturity of 10.72 years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.40% for the more senior tranches to 8.51% for the more subordinated tranches. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt.

The table below summarizes as of September 30, 2021 and December 31, 2020, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized. These investments are valued on a three-month lag based on the availability of fund financial information.

	September 30, 2021			December 31, 2020
in millions, except term data	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (2)
Private equity funds (1)	$373.5	$53.5	7.1 years	$258.2	$110.1	6.7 years
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

13. RELATED PARTIES

As a result of the OppenheimerFunds acquisition, MassMutual has an approximate 16.4% stake in the common stock of the company and owns all of the outstanding $4.0 billion in perpetual, non-cumulative preferred shares. Based on the level of shares owned by MassMutual and the corresponding customary minority shareholder rights, which includes representation on Invesco’s board of directors, the company considers MassMutual a related party.

Additionally, certain managed funds are deemed to be affiliated entities under the related party definition in ASC 850, “Related Party Disclosures.” Related parties include those defined in the company’s proxy statement.

Revenue for services provided to related managed funds are as follows:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2021	2020	2021	2020
Affiliated operating revenues:
Investment management fees	1,156.4	987.2	3,374.7	2,975.2
Service and distribution fees	393.3	338.9	1,139.2	1,004.8
Performance fees	—	—	5.8	3.4
Other	54.9	46.4	177.0	149.4
Total affiliated operating revenues	1,604.6	1,372.5	4,696.7	4,132.8
Receivables and Payables with Affiliated entities:

Due from affiliates, which is included within accounts receivables, unsettled fund receivables and other assets on the Condensed Consolidated Balance Sheets is $781.7 million and $612.0 million at September 30, 2021 and December 31, 2020 respectively, primarily comprised of receivables from affiliated Invesco funds, accrued income and other receivable balances from affiliates.

Due to affiliates, which is included within accounts payable, accrued compensation and unsettled fund payables on the Condensed Consolidated Balance Sheets is $330.4 million and $171.6 million at September 30, 2021 and December 31, 2020, respectively, primarily comprised of payables to affiliated Invesco funds and other payables to all related parties, which mostly include balances due to employees (i.e., deferred compensation liabilities, vacation accruals, bonus accrual, etc.) and other balances include defined benefit obligations and deferred carried interest.

Refer to Note 2, "Fair Value of Assets and Liabilities" and Note 3, "Investments" for more information on balances invested in Invesco affiliated funds.

14.  SUBSEQUENT EVENTS

On October 26, 2021, the company announced a third quarter 2021 dividend of $0.17 per common share, payable on December 2, 2021, to common shareholders of record at the close of business on November 12, 2021 with an ex-dividend date of November 10, 2021.

On October 26, 2021, the company declared a preferred dividend of $14.75 per share representing the period from September 1, 2021 through November 30, 2021. The preferred dividend is payable on December 1, 2021 to preferred shareholders of record at the close of business on November 15, 2021.

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

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and nine months ended September 30, 2021 and 2020:

	Index expressed in currency	Three months ended September 30,		Nine months ended September 30,
Equity Index		2021	2020	2021	2020
S&P 500	U.S. Dollar	0.2%	8.5%	14.7%	4.1%
FTSE 100	British Pound	0.7%	(4.9)%	9.7%	(22.2)%
FTSE 100	U.S. Dollar	(1.8)%	(0.8)%	8.2%	(24.3)%
Nikkei 225	Japanese Yen	2.3%	4.0%	7.3%	(2.0)%
Nikkei 225	U.S. Dollar	2.0%	6.3%	(0.6)%	1.1%
MSCI Emerging Markets	U.S. Dollar	(8.8)%	8.7%	(3.0)%	(2.9)%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	0.1%	0.6%	(1.6)%	6.8%
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

Update on significant events and transactions

As previously disclosed, we are undertaking a strategic evaluation of our business focusing on four key areas of our expense base: our organizational model, our real estate footprint, management of third party spend and technology and operations efficiency. Through this evaluation, we have invested and will continue to invest in key areas of growth aligned with our strategic plan, including ETFs, Fixed Income, China, Solutions, Alternatives and Global Equities, which has had a positive impact on the results for the quarter. This helped us achieve five straight quarters of net long-term inflows across a variety of products.

While investing in key areas of growth, we plan to create permanent annual net operating expense improvements of $200 million. A significant element of the savings will be generated from realigning our workforce to support key areas of growth as well as repositioning some of our workforce to lower cost locations. We expect to modestly exceed our cumulative 2021 targeted savings of $150 million. In 2021 to date, we realized $118 million in annualized savings, which when combined with the $30 million in annualized savings realized in 2020, results in $148 million, or 74%, of our $200 million net savings expectation. Remaining restructuring costs related to the strategic evaluation are estimated to be in a range of $60 million to $85 million through the end of 2022, with $187 million incurred since we began the strategic evaluation.

We remain highly focused on our capital management and believe we are making solid progress in our efforts to build financial flexibility. Our revolver balance was zero as of September 30, 2021, consistent with our commitment to improve our leverage profile. We remain committed to a sustainable dividend policy and to returning capital to shareholders longer term through a combination of modestly increasing dividends and share repurchases.

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

On May 24, 2019, the company completed the acquisition of OppenheimerFunds, an investment management subsidiary of MassMutual. As part of the acquisition, the company acquired the management contracts of the SteelPath-branded MLP funds and became the Adviser to the funds. In 2019, the company identified an accounting matter related to the funds’ financial statements and in 2020 concluded that it was probable that the company would incur at least some costs associated with the matter. The company has substantially completed the process of obtaining investor information from certain omnibus accounts. Based on the information that is currently available, we have reduced our estimated liability to $254.3 million, which resulted in a benefit to expense of $131.1 million recorded in transaction, integration and restructuring expense for the nine months ended September 30, 2021. The estimated liability excludes any amounts that may be recovered through indemnification and insurance recoveries, as well as other remediation costs related to the matter, such as legal and consulting costs, or the costs of communicating with fund shareholders. We expect fund shareholder reimbursement payments to be made in the fourth quarter of 2021. See Note 11, "Commitments and Contingencies," for additional details regarding the accounting matter.

Managing our business and meeting client needs through COVID-19

Invesco is committed to helping our employees, our clients and our communities navigate the challenges presented by the continued impacts of COVID-19. The primary focus of our efforts is to ensure the health and safety of our employees while preserving our ability to serve clients and manage assets in a highly dynamic market environment. As always, we are committed to helping our clients achieve their investment objectives through disciplined long-term investing. To this end, we continue to proactively engage with our clients, primarily virtually, to help them better navigate market uncertainty by providing thought leadership and other value-added services.

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

Other External Factors Impacting Invesco

Investment exposure to the London Interbank Offered Rate (LIBOR)-based interest rates could impact our client portfolios. The UK Financial Conduct Authority (FCA), which regulates LIBOR, noted in a March 5, 2021 announcement that December 31, 2021 will be the cessation date for all tenors of GBP LIBOR, JPY LIBOR, CHF LIBOR and 1-week & 2-month tenors of USD LIBOR. The FCA also set June 30, 2023 as the cessation date for the other five tenors (overnight, 1-month, 3-month, 6-month and 12-month) of USD LIBOR. Additionally, this FCA announcement constitutes an index cessation event under the International Swaps and Derivatives Association Inc.’s (ISDA) IBOR Fallbacks Supplement and the ISDA 2020 IBOR Fallbacks Protocol, as well as the Alternative Reference Rate Committee’s fallback language for non-consumer cash products, giving the market clarity on the spread adjustments to alternative reference rate-based fallbacks for all EUR, CHF, GBP, JPY and USD LIBOR settings.

Invesco, similar to the broader industry, is transitioning away from LIBOR to alternative risk-free rates according to regulator and working group defined timelines and guidance. Invesco continues to actively monitor and adjust the LIBOR transition strategy and timeline as necessary. The discontinuance of LIBOR may adversely affect the amount of interest or other amounts payable or receivable on certain portfolio investments. These changes may also impact the market liquidity and market value of these portfolio investments. Invesco continues to reassess exposure in relation to funds holding LIBOR-based instruments and funds utilizing LIBOR as a benchmark and/or performance target and remediate as necessary. Invesco continues to monitor overall industry transition progress and completes ongoing analysis of the suitability of alternative risk-free rates in executing Invesco’s LIBOR transition plan.

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

The impact of CIP is so significant to the presentation of the company’s Condensed Consolidated Financial Statements that the company has elected to deconsolidate these products in its non-GAAP disclosures among other adjustments. See Schedule of Non-GAAP Information for additional information regarding these adjustments. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow the AUM discussion:

•Results of Operations (three and nine months ended September 30, 2021 compared to three and nine months ended September 30, 2020);
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

Summary Operating Information
Summary operating information is presented in the table below:

$ in millions, other than per common share amounts, operating margins and AUM	Three months ended September 30,		Nine months ended September 30,
U.S. GAAP Financial Measures Summary	2021	2020	2021	2020
Operating revenues	1,750.0	1,497.6	5,131.1	4,515.5
Operating income	463.8	268.5	1,279.0	702.6
Operating margin	26.5%	17.9%	24.9%	15.6%
Net income attributable to Invesco Ltd.	330.1	191.7	966.2	313.7
Diluted EPS	0.71	0.41	2.08	0.68

Non-GAAP Financial Measures Summary
Net revenues (1)	1,333.5	1,092.5	3,887.4	3,272.6
Adjusted operating income (2)	561.6	406.7	1,605.1	1,179.1
Adjusted operating margin (2)	42.1%	37.2%	41.3%	36.0%
Adjusted net income attributable to Invesco Ltd. (3)	358.6	244.0	1,039.9	559.0
Adjusted diluted EPS (3)	0.77	0.53	2.23	1.21

Assets Under Management
Ending AUM (billions)	1,528.6	1,218.2	1,528.6	1,218.2
Average AUM (billions)	1,540.5	1,206.2	1,471.9	1,167.1
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

	Benchmark Comparison				Peer Group Comparison
	% of AUM In Top Half of Benchmark				% of AUM in Top Half of Peer Group
	1yr	3yr	5yr	10yr	1yr	3yr	5yr	10yr
Equities (2)
U.S. Core (4%)	16%	18%	14%	14%	5%	18%	13%	1%
U.S. Growth (7%)	57%	45%	52%	52%	47%	100%	88%	52%
U.S. Value (7%)	56%	7%	51%	50%	57%	6%	35%	33%
Sector (2%)	20%	67%	96%	81%	64%	65%	64%	65%
UK (1%)	31%	29%	35%	42%	25%	28%	23%	28%
Canadian (<1%)	76%	64%	64%	35%	76%	64%	41%	35%
Asian (3%)	44%	77%	84%	94%	15%	33%	54%	71%
Continental European (2%)	78%	11%	18%	90%	69%	6%	26%	56%
Global (7%)	79%	58%	80%	80%	62%	13%	81%	89%
Global Ex U.S. and Emerging Markets (13%)	16%	90%	88%	90%	16%	77%	68%	71%
Fixed Income (2)
Money Market (17%)	94%	99%	99%	100%	78%	77%	78%	99%
U.S. Fixed Income (12%)	96%	87%	95%	95%	88%	83%	90%	91%
Global Fixed Income (5%)	90%	84%	95%	98%	64%	71%	80%	85%
Stable Value (5%)	100%	100%	100%	100%	97%	97%	100%	100%
Other (2)
Alternatives (7%)	75%	48%	51%	41%	61%	51%	47%	46%
Balanced (8%)	67%	90%	64%	66%	59%	58%	90%	94%
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
Data as of September 30, 2021. AUM measured in the one, three, five and ten year quartile rankings represents 50%, 49%, 48% and 43% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three, five and ten year basis represents 61%, 59%, 57% and 52% of total Invesco AUM. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (e.g., Morningstar, IA, Lipper, eVestment, Mercer, Galaxy, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.
(2)    Numbers in parenthesis reflect AUM for each investment product (see Note above for exclusions) as a percentage of the total AUM for the 5 year peer group ($730.4 billion).

Assets Under Management movements for the three and nine months ended September 30, 2021 compared with the three and nine months ended September 30, 2020

The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM includes index-based ETFs, unit investment trusts (UITs), non-management fee earning AUM and other passive mandates. Active AUM is total AUM less Passive AUM.

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

Changes in AUM were as follows:

	For the three months ended September 30,
	2021			2020
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
June 30	1,525.0	1,066.0	459.0	1,145.2	863.5	281.7
Long-term inflows	91.7	60.3	31.4	71.9	50.0	21.9
Long-term outflows	(78.4)	(53.5)	(24.9)	(64.1)	(48.2)	(15.9)
Net long-term flows	13.3	6.8	6.5	7.8	1.8	6.0
Net flows in non-management fee earning AUM	5.5	—	5.5	7.0	—	7.0
Net flows in money market funds	2.6	2.6	—	(3.5)	(3.5)	—
Total net flows	21.4	9.4	12.0	11.3	(1.7)	13.0
Reinvested distributions	0.8	0.8	—	1.0	1.0	—
Market gains and losses	(14.6)	(13.1)	(1.5)	53.0	30.0	23.0
Foreign currency translation	(4.0)	(3.1)	(0.9)	7.7	7.4	0.3
September 30	1,528.6	1,060.0	468.6	1,218.2	900.2	318.0
Average AUM
Average long-term AUM	1,203.6	930.5	273.1	956.3	786.9	169.4
Average AUM	1,540.5	1,065.6	474.9	1,206.2	898.5	307.7
Revenue yield
Gross revenue yield on AUM (1)	48.1	61.8	20.0	51.9	63.3	20.5
Gross revenue yield on AUM before performance fees (1)	48.0	61.6	20.0	51.9	63.3	20.5
Net revenue yield on AUM (2)	34.6	44.7	12.1	36.2	44.8	11.4
Net revenue yield on AUM before performance fees (2)	34.4	44.3	12.1	36.0	44.4	11.4

	For the nine months ended September 30,
	2021			2020
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
December 31	1,349.9	979.3	370.6	1,226.2	929.2	297.0
Long-term inflows	326.3	197.7	128.6	219.3	147.0	72.3
Long-term outflows	(257.4)	(181.3)	(76.1)	(244.8)	(179.2)	(65.6)
Net long-term flows	68.9	16.4	52.5	(25.5)	(32.2)	6.7
Net flows in non-management fee earning AUM	8.1	—	8.1	(11.0)	—	(11.0)
Net flows in money market funds	29.7	29.7	—	16.2	16.2	—
Total net flows	106.7	46.1	60.6	(20.3)	(16.0)	(4.3)
Reinvested distributions	2.6	2.6	—	3.9	3.9	—
Market gains and losses	75.6	36.4	39.2	8.0	(17.2)	25.2
Foreign currency translation	(6.2)	(4.4)	(1.8)	0.4	0.3	0.1
September 30	1,528.6	1,060.0	468.6	1,218.2	900.2	318.0
Average AUM
Average long-term AUM	1,162.6	914.9	247.7	930.3	769.4	160.8
Average AUM	1,471.9	1,041.0	430.9	1,167.1	878.9	288.2
Revenue yield
Gross revenue yield on AUM (1)	49.2	62.0	20.7	53.7	64.9	21.4
Gross revenue yield on AUM before performance fees (1)	49.0	61.7	20.7	53.6	64.8	21.4
Net revenue yield on AUM (2)	35.2	44.6	12.6	37.4	45.6	12.2
Net revenue yield on AUM before performance fees (2)	34.9	44.2	12.6	37.1	45.3	12.2
___________
(1)    Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding Invesco Great Wall AUM. The average AUM for Invesco Great Wall in the three and nine months ended September 30, 2021 was $85.5 billion and $81.1 billion (three and nine months ended September 30, 2020: $51.0 billion and $46.5 billion). It is appropriate to exclude the average AUM of Invesco Great Wall for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of Invesco Great Wall Fund Management Company (“Invesco Great Wall”) is recorded as equity in earnings of unconsolidated affiliates on our Condensed Consolidated Statements of Income. Gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, is not considered a meaningful effective fee rate measure. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company’s effective fee rate from AUM.
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

Average AUM during the three months ended September 30, 2021 were $1,540.5 billion, compared to $1,206.2 billion for the three months ended September 30, 2020. Average AUM during the nine months ended September 30, 2021 were $1,471.9 billion, compared to $1,167.1 billion for the nine months ended September 30, 2020.

Market Returns

Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. The table in the “Executive Overview” section of this Management’s Discussion and Analysis summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and nine months ended September 30, 2021 and 2020.

Foreign Exchange Rates

During the three months ended September 30, 2021, we experienced a decrease in AUM of $4.0 billion due to changes in foreign exchange rates. In the three months ended September 30, 2020, AUM increased by $7.7 billion due to foreign exchange rate changes. During the nine months ended September 30, 2021, we experienced decreases in AUM of $6.2 billion due to changes in foreign exchange rates. In the nine months ended September 30, 2020, AUM increased by $0.4 billion due to foreign exchange rate changes.

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

In the three months ended September 30, 2021, net revenue yield was 34.6 basis points compared to 36.2 basis points in the three months ended September 30, 2020, a decrease of 1.6 basis points. In the nine months ended September 30, 2021, net revenue yield was 35.2 basis points compared to 37.4 basis points in the nine months ended September 30, 2020, a decrease of 2.2 basis points.

Net revenue yield has declined as a result of shifts in the AUM mix towards passive, lower-fee products. As passive products generally have lower fees than active products, the AUM shift towards passive has contributed to the declining net revenue yield. At September 30, 2021, passive AUM were $468.6 billion, representing 30.7% of total AUM at that date; whereas at September 30, 2020, passive AUM were $318.0 billion, representing 26.1% of our total AUM at that date.

Passive AUM includes our QQQ ETF, for which we do not receive a management fee but which delivers significant marketing and brand value and increases Invesco’s footprint, leadership and relevance in the ETF market. The net revenue yield on passive AUM increased as a result of the QQQ fund’s decreased percentage of passive AUM. At September 30, 2021, the QQQ fund represented $181.5 billion, or 38.7% of passive AUM. At September 30, 2020, the QQQ fund represented $134.4 billion, or 42.3% of passive AUM. In the three months ended September 30, 2021, the net revenue yield on passive AUM was 12.1 basis points compared to 11.4 basis points in the three months ended September 30, 2020, an increase of 0.7 basis points. In the nine months ended September 30, 2021, the net revenue yield on passive AUM was 12.6 basis points compared to 12.2 basis points in the nine months ended September 30, 2020, an increase of 0.4 basis points.

Also contributing to the decline in net revenue yield were the higher discretionary money market fee waivers, as mentioned in Note 7, "Revenue", which adversely impacts net revenue yield on active AUM. We also saw a greater proportion of inflows into fixed income and relatively lower fee products. These changes have decreased the net revenue yield on active AUM. At September 30, 2021, active AUM were $1,060.0 billion, representing 69.3% of total AUM at that date; whereas at September 30, 2020, active AUM were $900.2 billion, representing 73.9% of our total AUM at that date.

In the three months ended September 30, 2021, the net revenue yield on active AUM was 44.7 basis points compared to 44.8 basis points in the three months ended September 30, 2020, a decrease of 0.1 basis points. In the nine months ended September 30, 2021, the net revenue yield on active AUM was 44.6 basis points compared to 45.6 basis points in the nine months ended September 30, 2020, a decrease of 1.0 basis point.

We expect the changes adversely impacting our revenue yields described above to continue to pressure yields in the near term.

Changes in our AUM by channel, asset class and client domicile, and average AUM by asset class, are presented below:

Total AUM by Channel (1)

As of and for the Three Months Ended September 30, 2021 and 2020:

$ in billions	Total	Retail	Institutional
June 30, 2021	1,525.0	1,060.7	464.3
Long-term inflows	91.7	62.3	29.4
Long-term outflows	(78.4)	(60.5)	(17.9)
Net long-term flows	13.3	1.8	11.5
Net flows in non-management fee earning AUM	5.5	5.7	(0.2)
Net flows in money market funds	2.6	(0.4)	3.0
Total net flows	21.4	7.1	14.3
Reinvested distributions	0.8	0.8	—
Market gains and losses	(14.6)	(15.5)	0.9
Foreign currency translation	(4.0)	(1.5)	(2.5)
September 30, 2021	1,528.6	1,051.6	477.0

June 30, 2020	1,145.2	788.4	356.8
Long-term inflows	71.9	52.2	19.7
Long-term outflows	(64.1)	(52.5)	(11.6)
Net long-term flows	7.8	(0.3)	8.1
Net flows in non-management fee earning AUM	7.0	5.3	1.7
Net flows in money market funds	(3.5)	0.8	(4.3)
Total net flows	11.3	5.8	5.5
Reinvested distributions	1.0	0.9	0.1
Market gains and losses	53.0	47.2	5.8
Foreign currency translation	7.7	3.8	3.9
September 30, 2020	1,218.2	846.1	372.1

As of and for the Nine Months Ended September 30, 2021 and 2020:

$ in billions	Total	Retail	Institutional
December 31, 2020	1,349.9	947.1	402.8
Long-term inflows	326.3	232.0	94.3
Long-term outflows	(257.4)	(199.5)	(57.9)
Net long-term flows	68.9	32.5	36.4
Net flows in non-management fee earning AUM	8.1	7.5	0.6
Net flows in money market funds	29.7	3.6	26.1
Total net flows	106.7	43.6	63.1
Reinvested distributions	2.6	2.4	0.2
Market gains and losses	75.6	59.0	16.6
Foreign currency translation	(6.2)	(0.5)	(5.7)
September 30, 2021	1,528.6	1,051.6	477.0

December 31, 2019	1,226.2	878.2	348.0
Long-term inflows	219.3	157.4	61.9
Long-term outflows	(244.8)	(202.6)	(42.2)
Net long-term flows	(25.5)	(45.2)	19.7
Net flows in non-management fee earning AUM	(11.0)	6.1	(17.1)
Net flows in money market funds	16.2	3.4	12.8
Total net flows	(20.3)	(35.7)	15.4
Reinvested distributions	3.9	3.7	0.2
Market gains and losses	8.0	0.9	7.1
Foreign currency translation	0.4	(1.0)	1.4
September 30, 2020	1,218.2	846.1	372.1
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (1)

As of and for the Three Months Ended September 30, 2021 and 2020:

$ in billions	Total	Retail	Institutional
June 30, 2021	459.0	411.4	47.6
Long-term inflows	31.4	26.8	4.6
Long-term outflows	(24.9)	(22.6)	(2.3)
Net long-term flows	6.5	4.2	2.3
Net flows in non-management fee earning AUM	5.5	5.7	(0.2)
Total net flows	12.0	9.9	2.1
Market gains and losses	(1.5)	(1.7)	0.2
Foreign currency translation	(0.9)	(0.2)	(0.7)
September 30, 2021	468.6	419.4	49.2

June 30, 2020	281.7	270.4	11.3
Long-term inflows	21.9	21.4	0.5
Long-term outflows	(15.9)	(15.6)	(0.3)
Net long-term flows	6.0	5.8	0.2
Net flows in non-management fee earning AUM	7.0	5.3	1.7
Total net flows	13.0	11.1	1.9
Market gains and losses	23.0	22.3	0.7
Foreign currency translation	0.3	0.3	—
September 30, 2020	318.0	304.1	13.9

As of and for the Nine Months Ended September 30, 2021 and 2020:

$ in billions	Total	Retail	Institutional
December 31, 2020	370.6	346.0	24.6
Long-term inflows	128.6	102.7	25.9
Long-term outflows	(76.1)	(71.7)	(4.4)
Net long-term flows	52.5	31.0	21.5
Net flows in non-management fee earning AUM	8.1	7.5	0.6
Total net flows	60.6	38.5	22.1
Market gains and losses	39.2	35.3	3.9
Foreign currency translation	(1.8)	(0.4)	(1.4)
September 30, 2021	468.6	419.4	49.2

December 31, 2019	297.0	275.8	21.2
Long-term inflows	72.3	64.3	8.0
Long-term outflows	(65.6)	(64.9)	(0.7)
Net long-term flows	6.7	(0.6)	7.3
Net flows in non-management fee earning AUM	(11.0)	6.1	(17.1)
Total net flows	(4.3)	5.5	(9.8)
Market gains and losses	25.2	22.7	2.5
Foreign currency translation	0.1	0.1	—
September 30, 2020	318.0	304.1	13.9
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class (2)

As of and for the Three Months Ended September 30, 2021 and 2020:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
June 30, 2021	1,525.0	795.5	317.6	88.5	135.7	187.7
Long-term inflows	91.7	41.8	27.3	9.5	—	13.1
Long-term outflows	(78.4)	(42.8)	(16.3)	(8.5)	—	(10.8)
Net long-term flows	13.3	(1.0)	11.0	1.0	—	2.3
Net flows in non-management fee earning AUM	5.5	5.8	(0.3)	—	—	—
Net flows in money market funds	2.6	—	—	—	2.6	—
Total net flows	21.4	4.8	10.7	1.0	2.6	2.3
Reinvested distributions	0.8	0.2	0.3	0.1	—	0.2
Market gains and losses	(14.6)	(12.1)	(1.0)	(3.7)	0.3	1.9
Foreign currency translation	(4.0)	(2.1)	(0.7)	(0.4)	(0.1)	(0.7)
September 30, 2021	1,528.6	786.3	326.9	85.5	138.5	191.4
Average AUM	1,540.5	805.8	322.6	85.7	135.2	191.2
% of total average AUM	100.0%	52.3%	20.9%	5.6%	8.8%	12.4%

June 30, 2020	1,145.2	544.9	260.7	60.9	111.5	167.2
Long-term inflows	71.9	27.9	24.4	9.6	—	10.0
Long-term outflows	(64.1)	(32.0)	(15.6)	(7.1)	—	(9.4)
Net long-term flows	7.8	(4.1)	8.8	2.5	—	0.6
Net flows in non-management fee earning AUM	7.0	5.4	1.6	—	—	—
Net flows in money market funds	(3.5)	—	—	—	(3.5)	—
Total net flows	11.3	1.3	10.4	2.5	(3.5)	0.6
Reinvested distributions	1.0	0.2	0.5	0.1	—	0.2
Market gains and losses	53.0	43.6	3.4	3.3	0.2	2.5
Foreign currency translation	7.7	2.4	1.4	1.3	1.1	1.5
September 30, 2020	1,218.2	592.4	276.4	68.1	109.3	172.0
Average AUM	1,206.2	583.6	271.8	66.2	111.6	173.0
% of total average AUM	100.0%	48.4%	22.5%	5.5%	9.3%	14.3%

As of and for the Nine Months Ended September 30, 2021 and 2020:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2020	1,349.9	689.6	296.4	78.9	108.5	176.5
Long-term inflows	326.3	158.6	86.5	40.9	—	40.3
Long-term outflows	(257.4)	(134.8)	(54.3)	(34.4)	—	(33.9)
Net long-term flows	68.9	23.8	32.2	6.5	—	6.4
Net flows in non-management fee earning AUM	8.1	7.8	0.3	—	—	—
Net flows in money market funds	29.7	—	—	—	29.7	—
Total net flows	106.7	31.6	32.5	6.5	29.7	6.4
Reinvested distributions	2.6	0.6	1.1	0.3	—	0.6
Market gains and losses	75.6	67.3	(0.9)	(0.2)	0.1	9.3
Foreign currency translation	(6.2)	(2.8)	(2.2)	—	0.2	(1.4)
September 30, 2021	1,528.6	786.3	326.9	85.5	138.5	191.4
Average AUM	1,471.9	762.5	311.5	86.4	126.2	185.3
% of total average AUM	100.0%	51.8%	21.1%	5.9%	8.6%	12.6%

December 31, 2019	1,226.2	598.8	283.5	67.3	91.4	185.2
Long-term inflows	219.3	88.9	76.2	20.8	—	33.4
Long-term outflows	(244.8)	(126.8)	(58.3)	(20.8)	—	(38.9)
Net long-term flows	(25.5)	(37.9)	17.9	—	—	(5.5)
Net flows in non-management fee earning AUM	(11.0)	16.0	(27.0)	—	—	—
Net flows in money market funds	16.2	—	—	—	16.2	—
Total net flows	(20.3)	(21.9)	(9.1)	—	16.2	(5.5)
Reinvested distributions	3.9	1.2	1.4	0.4	—	0.9
Market gains and losses	8.0	15.2	0.3	0.1	1.3	(8.9)
Foreign currency translation	0.4	(0.9)	0.3	0.3	0.4	0.3
September 30, 2020	1,218.2	592.4	276.4	68.1	109.3	172.0
Average AUM	1,167.1	551.4	271.0	62.7	109.4	172.6
% of total average AUM	100.0%	47.2%	23.2%	5.4%	9.4%	14.8%
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class (2)

As of and for the Three Months Ended September 30, 2021 and 2020:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
June 30, 2021	459.0	383.5	43.0	1.1	—	31.4
Long-term inflows	31.4	25.8	2.3	—	—	3.3
Long-term outflows	(24.9)	(19.8)	(2.3)	—	—	(2.8)
Net long-term flows	6.5	6.0	—	—	—	0.5
Net flows in non-management fee earning AUM	5.5	5.8	(0.3)	—	—	—
Total net flows	12.0	11.8	(0.3)	—	—	0.5
Market gains and losses	(1.5)	(1.3)	(0.3)	—	—	0.1
Foreign currency translation	(0.9)	(0.6)	(0.2)	—	—	(0.1)
September 30, 2021	468.6	393.4	42.2	1.1	—	31.9
Average AUM	474.9	399.4	42.6	1.1	—	31.8
% of total average AUM	100.0%	84.1%	9.0%	0.2%	—%	6.7%

June 30, 2020	281.7	228.3	30.6	0.8	—	22.0
Long-term inflows	21.9	13.4	3.0	—	—	5.5
Long-term outflows	(15.9)	(10.7)	(1.7)	—	—	(3.5)
Net long-term flows	6.0	2.7	1.3	—	—	2.0
Net flows in non-management fee earning AUM	7.0	5.4	1.6	—	—	—
Total net flows	13.0	8.1	2.9	—	—	2.0
Market gains and losses	23.0	21.8	—	—	—	1.2
Foreign currency translation	0.3	0.2	0.1	—	—	—
September 30, 2020	318.0	258.4	33.6	0.8	—	25.2
Average AUM	307.7	249.3	32.8	0.8	—	24.8
% of total average AUM	100.0%	81.0%	10.7%	0.3%	—%	8.0%

As of and for the Nine Months Ended September 30, 2021 and 2020:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2020	370.6	306.4	37.0	1.0	—	26.2
Long-term inflows	128.6	102.7	11.7	0.1	—	14.1
Long-term outflows	(76.1)	(61.8)	(5.8)	—	—	(8.5)
Net long-term flows	52.5	40.9	5.9	0.1	—	5.6
Net flows in non-management fee earning AUM	8.1	7.8	0.4	(0.1)	—	—
Total net flows	60.6	48.7	6.3	—	—	5.6
Market gains and losses	39.2	39.4	(0.7)	0.1	—	0.4
Foreign currency translation	(1.8)	(1.1)	(0.4)	—	—	(0.3)
September 30, 2021	468.6	393.4	42.2	1.1	—	31.9
Average AUM	430.9	359.4	40.6	1.1	—	29.8
% of total average AUM	100.0%	83.4%	9.4%	0.3%	—%	6.9%

December 31, 2019	297.0	217.1	58.9	0.9	—	20.1
Long-term inflows	72.3	45.9	9.8	—	—	16.6
Long-term outflows	(65.6)	(45.7)	(7.3)	—	—	(12.6)
Net long-term flows	6.7	0.2	2.5	—	—	4.0
Net flows in non-management fee earning AUM	(11.0)	16.0	(27.0)	—	—	—
Total net flows	(4.3)	16.2	(24.5)	—	—	4.0
Market gains and losses	25.2	25.0	(0.8)	(0.1)	—	1.1
Foreign currency translation	0.1	0.1	—	—	—	—
September 30, 2020	318.0	258.4	33.6	0.8	—	25.2
Average AUM	288.2	223.3	42.1	0.8	—	22.0
% of total average AUM	100.0%	77.5%	14.6%	0.3%	—%	7.6%

____________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile (3)

As of and for the Three Months Ended September 30, 2021 and 2020:

$ in billions	Total	Americas	Asia Pacific	EMEA Ex UK	UK
June 30, 2021	1,525.0	1,075.8	225.6	161.7	61.9
Long-term inflows	91.7	49.7	26.0	13.9	2.1
Long-term outflows	(78.4)	(44.9)	(16.7)	(12.9)	(3.9)
Net long-term flows	13.3	4.8	9.3	1.0	(1.8)
Net flows in non-management fee earning AUM	5.5	4.6	0.9	—	—
Net flows in money market funds	2.6	2.7	(0.2)	0.1	—
Total net flows	21.4	12.1	10.0	1.1	(1.8)
Reinvested distributions	0.8	0.7	—	—	0.1
Market gains and losses	(14.6)	(8.7)	(4.2)	(2.0)	0.3
Foreign currency translation	(4.0)	(0.7)	(1.1)	(0.9)	(1.3)
September 30, 2021	1,528.6	1,079.2	230.3	159.9	59.2

June 30, 2020	1,145.2	829.8	129.4	130.9	55.1
Long-term inflows	71.9	33.8	20.0	13.2	4.9
Long-term outflows	(64.1)	(38.2)	(12.0)	(10.4)	(3.5)
Net long-term flows	7.8	(4.4)	8.0	2.8	1.4
Net flows in non-management fee earning AUM	7.0	6.3	0.2	0.5	—
Net flows in money market funds	(3.5)	(5.5)	2.2	(0.2)	—
Total net flows	11.3	(3.6)	10.4	3.1	1.4
Reinvested distributions	1.0	0.9	—	—	0.1
Market gains and losses	53.0	44.0	4.8	4.2	—
Foreign currency translation	7.7	0.5	3.1	1.7	2.4
September 30, 2020	1,218.2	871.6	147.7	139.9	59.0

As of and for the Nine Months Ended September 30, 2021 and 2020:

$ in billions	Total	Americas	Asia Pacific	EMEA Ex UK	UK
December 31, 2020	1,349.9	959.9	171.3	151.7	67.0
Long-term inflows	326.3	163.6	107.8	47.8	7.1
Long-term outflows	(257.4)	(143.8)	(53.5)	(42.1)	(18.0)
Net long-term flows	68.9	19.8	54.3	5.7	(10.9)
Net flows in non-management fee earning AUM	8.1	6.3	1.8	—	—
Net flows in money market funds	29.7	25.5	4.3	(0.1)	—
Total net flows	106.7	51.6	60.4	5.6	(10.9)
Reinvested distributions	2.6	2.3	0.1	—	0.2
Market gains and losses	75.6	65.5	2.3	4.2	3.6
Foreign currency translation	(6.2)	(0.1)	(3.8)	(1.6)	(0.7)
September 30, 2021	1,528.6	1,079.2	230.3	159.9	59.2

December 31, 2019	1,226.2	879.5	128.6	143.7	74.4
Long-term inflows	219.3	125.6	42.6	43.0	8.1
Long-term outflows	(244.8)	(158.3)	(32.4)	(39.6)	(14.5)
Net long-term flows	(25.5)	(32.7)	10.2	3.4	(6.4)
Net flows in non-management fee earning AUM	(11.0)	(2.5)	0.7	(9.1)	(0.1)
Net flows in money market funds	16.2	13.7	2.4	—	0.1
Total net flows	(20.3)	(21.5)	13.3	(5.7)	(6.4)
Reinvested distributions	3.9	3.7	0.1	—	0.1
Market gains and losses	8.0	10.6	3.5	1.1	(7.2)
Foreign currency translation	0.4	(0.7)	2.2	0.8	(1.9)
September 30, 2020	1,218.2	871.6	147.7	139.9	59.0

________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile (3)

As of and for the Three Months Ended September 30, 2021 and 2020:

$ in billions	Total	Americas	Asia Pacific	EMEA Ex UK	UK
June 30, 2021	459.0	359.5	32.2	66.3	1.0
Long-term inflows	31.4	20.9	1.7	8.7	0.1
Long-term outflows	(24.9)	(17.1)	(1.5)	(6.2)	(0.1)
Net long-term flows	6.5	3.8	0.2	2.5	—
Net flows in non-management fee earning AUM	5.5	4.6	0.9	—	—
Total net flows	12.0	8.4	1.1	2.5	—
Market gains and losses	(1.5)	(1.5)	0.2	(0.2)	—
Foreign currency translation	(0.9)	—	(0.7)	(0.2)	—
September 30, 2021	468.6	366.4	32.8	68.4	1.0

June 30, 2020	281.7	229.0	6.1	46.0	0.6
Long-term inflows	21.9	11.9	0.7	9.1	0.2
Long-term outflows	(15.9)	(9.5)	(0.6)	(5.7)	(0.1)
Net long-term flows	6.0	2.4	0.1	3.4	0.1
Net flows in non-management fee earning AUM	7.0	6.3	0.2	0.5	—
Total net flows	13.0	8.7	0.3	3.9	0.1
Market gains and losses	23.0	18.8	0.5	3.7	—
Foreign currency translation	0.3	—	—	0.3	—
September 30, 2020	318.0	256.5	6.9	53.9	0.7

As of and for the Nine Months Ended September 30, 2021 and 2020:

$ in billions	Total	Americas	Asia Pacific	EMEA Ex UK	UK
December 31, 2020	370.6	303.0	7.9	58.9	0.8
Long-term inflows	128.6	75.8	24.5	27.6	0.7
Long-term outflows	(76.1)	(51.1)	(3.3)	(21.2)	(0.5)
Net long-term flows	52.5	24.7	21.2	6.4	0.2
Net flows in non-management fee earning AUM	8.1	6.4	1.7	—	—
Total net flows	60.6	31.1	22.9	6.4	0.2
Market gains and losses	39.2	32.3	3.4	3.5	—
Foreign currency translation	(1.8)	—	(1.4)	(0.4)	—
September 30, 2021	468.6	366.4	32.8	68.4	1.0

December 31, 2019	297.0	240.0	4.9	51.4	0.7
Long-term inflows	72.3	42.4	1.9	27.4	0.6
Long-term outflows	(65.6)	(43.7)	(1.4)	(20.0)	(0.5)
Net long-term flows	6.7	(1.3)	0.5	7.4	0.1
Net flows in non-management fee earning AUM	(11.0)	(2.5)	0.7	(9.1)	(0.1)
Total net flows	(4.3)	(3.8)	1.2	(1.7)	—
Market gains and losses	25.2	20.4	0.8	4.0	—
Foreign currency translation	0.1	(0.1)	—	0.2	—
September 30, 2020	318.0	256.5	6.9	53.9	0.7

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

Results of Operations for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Operating Revenues and Net Revenues

The main categories of revenues and the dollar and percentage change between the periods are as follows:

			Variance				Variance
	Three months ended September 30,		2021 vs 2020		Nine months ended September 30,		2021 vs 2020
$ in millions	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Investment management fees	1,275.5	1,096.8	178.7	16.3%	3,729.5	3,302.2	427.3	12.9%
Service and distribution fees	409.1	352.7	56.4	16.0%	1,191.2	1,051.2	140.0	13.3%
Performance fees	4.8	—	4.8	N/A	22.0	8.3	13.7	165.1%
Other	60.6	48.1	12.5	26.0%	188.4	153.8	34.6	22.5%
Total operating revenues	1,750.0	1,497.6	252.4	16.9%	5,131.1	4,515.5	615.6	13.6%

Invesco Great Wall	118.7	65.3	53.4	81.8%	333.6	167.2	166.4	99.5%
Revenue Adjustments:
Investment management fees	(216.3)	(192.6)	(23.7)	12.3%	(632.3)	(573.1)	(59.2)	10.3%
Service and distribution fees	(278.0)	(245.0)	(33.0)	13.5%	(809.2)	(730.1)	(79.1)	10.8%
Other	(52.1)	(43.2)	(8.9)	20.6%	(167.3)	(136.7)	(30.6)	22.4%
Total Revenue Adjustments (1)	(546.4)	(480.8)	(65.6)	13.6%	(1,608.8)	(1,439.9)	(168.9)	11.7%
CIP	11.2	10.4	0.8	7.7%	31.5	29.8	1.7	5.7%
Net revenues (2)	1,333.5	1,092.5	241.0	22.1%	3,887.4	3,272.6	614.8	18.8%
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

The impact of foreign exchange rate movements increased operating revenues by $15.8 million, equivalent to 0.9% of total operating revenues, during the three months ended September 30, 2021 when compared to the three months ended September 30, 2020.

The impact of foreign exchange rate movements increased operating revenues by $91.4 million, equivalent to 1.8% of total operating revenues, during the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020.

Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net business inflows (or outflows), changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.

Investment Management Fees

Investment management fees increased by $178.7 million (16.3%) in the three months ended September 30, 2021 to $1,275.5 million as compared to $1,096.8 million in the three months ended September 30, 2020. The impact of foreign exchange rate movements increased investment management fees by $14.2 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. After allowing for foreign exchange movements, investment management fees increased by $164.5 million (15.0%) as a result of a 27.7% increase in average AUM, partially offset by lower net revenue yields when compared to the 2020 period. Net revenue yield has declined as a result of shifts in the AUM mix towards passive, lower-fee products. Additionally, higher discretionary money market fee waivers adversely impacted the net revenue yield on active AUM.

Investment management fees increased by $427.3 million (12.9%) in the nine months ended September 30, 2021 to $3,729.5 million as compared to $3,302.2 million in the nine months ended September 30, 2020. The impact of foreign exchange rate movements increased investment management fees by $77.7 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. After allowing for foreign exchange movements, investment management fees increased by $349.6 million (10.6%) as a result of a 26.1% increase in average AUM, partially offset by lower revenue yields when compared to the 2020 period. Net revenue yield has declined as a result of shifts in the AUM mix towards passive, lower-fee products. Additionally, higher discretionary money market fee waivers adversely impacted the net revenue yield on active AUM.

See further discussion in the company’s disclosures regarding the changes in AUM and revenue yields during the three and nine months ended September 30, 2021 and September 30, 2020 in the “Assets Under Management” section above for additional information regarding the impact of changes in AUM on management fee yields.

Service and Distribution Fees

In the three months ended September 30, 2021, service and distribution fees increased by $56.4 million (16.0%) to $409.1 million as compared to the three months ended September 30, 2020 of $352.7 million. The impact of foreign exchange rate movements increased service and distribution fees by $1.6 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. After allowing for foreign exchange movements, service and distribution fees increased by $54.8 million. The total increase is driven by increases in distribution fees of $26.7 million, transfer agency fees of $18.1 million and administration fees of $9.6 million. The increase is primarily driven by higher AUM to which these fees apply. The transfer agency fees increase includes $8.1 million related to a pricing structure change in our US transfer agency services, which is offset by increases in third party distribution, service and advisory expense and property, office and technology expense.

In the nine months ended September 30, 2021, service and distribution fees increased by $140.0 million (13.3%) to $1,191.2 million as compared to the nine months ended September 30, 2020 of $1,051.2 million. The impact of foreign exchange rate movements increased service and distribution fees by $12.5 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. After allowing for foreign exchange movements, service and distribution fees increased by $127.5 million. The total increase is driven by increases in distribution fees of $68.6 million, administration fees of $26.2 million and transfer agency fees of $31.7 million. The increase is primarily driven by higher AUM to which these fees apply. The transfer agency fees increase includes $8.1 million related to a pricing structure change in our US transfer agency services, which is offset by increases in third party distribution, service and advisory expense and property, office and technology expense.

Performance Fees

Of our $1,528.6 billion in AUM at September 30, 2021, approximately $58.3 billion (3.8%) could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts.

In the three months ended September 30, 2021, performance fees increased to $4.8 million from zero performance fees earned in the three months ended September 30, 2020. Performance fees during the three months ended September 30, 2021 were primarily generated from real estate products.

In the nine months ended September 30, 2021, performance fees increased by $13.7 million (165.1%) to $22.0 million when compared to the nine months ended September 30, 2020 of $8.3 million. Performance fees during the nine months ended September 30, 2021 were primarily generated from various institutional mandates in Japan and real estate products.

Other Revenues

In the three months ended September 30, 2021, other revenues increased by $12.5 million (26.0%) to $60.6 million (three months ended September 30, 2020: $48.1 million). Foreign exchange rate movements did not impact other revenues during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase in other revenues was primarily driven by increases in front end fees of $8.2 million and real estate transaction fees of $2.6 million.

In the nine months ended September 30, 2021, other revenues increased by $34.6 million (22.5%) to $188.4 million (nine months ended September 30, 2020: $153.8 million). The impact of foreign exchange rate movements during the nine months ended September 30, 2021 increased other revenues by $0.6 million as compared to the nine months ended September 30, 2020. The increase in other revenues was primarily driven by increases in front end fees of $25.3 million and real estate transaction fees of $6.8 million.

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

Net revenues from Invesco Great Wall were $118.7 million and average AUM was $85.5 billion for the three months ended September 30, 2021 (net revenues were $65.3 million and average AUM was $51.0 billion in the three months ended September 30, 2020). The impact of foreign exchange rate movements during the three months ended September 30, 2021 increased net revenues by $7.8 million as compared to the three months ended September 30, 2020. After allowing for foreign exchange movements, net revenues from Invesco Great Wall were $110.9 million. The increase in revenue is a result of higher AUM and improved net revenue yield.

Net revenues from Invesco Great Wall were $333.6 million and average AUM was $81.1 billion for the nine months ended September 30, 2021 (net revenues were $167.2 million and average AUM was $46.5 billion in the nine months ended September 30, 2020). The impact of foreign exchange rate movements during the nine months ended September 30, 2021 increased net revenues by $24.9 million as compared to the nine months ended September 30, 2020. After allowing for foreign exchange movements, net revenues from Invesco Great Wall were $308.7 million. The increase in revenue is a result of higher AUM and improved net revenue yield.

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

Management and performance fees earned from CIP were $11.2 million in the three months ended September 30, 2021 (three months ended September 30, 2020: $10.4 million).

Management and performance fees earned from CIP were $31.5 million in the nine months ended September 30, 2021 (nine months ended September 30, 2020: $29.8 million).

Operating Expenses

The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

			Variance				Variance
	Three months ended September 30,		2021 vs 2020		Nine months ended September 30,		2021 vs 2020
$ in millions	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Third-party distribution, service and advisory	546.4	480.8	65.6	13.6%	1,608.8	1,439.9	168.9	11.7%
Employee compensation	476.7	444.5	32.2	7.2%	1,452.9	1,321.0	131.9	10.0%
Marketing	20.3	15.6	4.7	30.1%	60.6	62.7	(2.1)	(3.3)%
Property, office and technology	134.2	127.5	6.7	5.3%	390.7	386.2	4.5	1.2%
General and administrative	105.0	89.7	15.3	17.1%	304.9	384.9	(80.0)	(20.8)%
Transaction, integration and restructuring	(12.0)	55.3	(67.3)	N/A	(13.3)	171.4	(184.7)	N/A
Amortization of intangibles (1)	15.6	15.7	(0.1)	(0.6)%	47.5	46.8	0.7	1.5%
Total operating expenses	1,286.2	1,229.1	57.1	4.6%	3,852.1	3,812.9	39.2	1.0%

The tables below set forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	Three months ended September 30, 2021	% of Total Operating Expenses	% of Operating Revenues	Three months ended September 30, 2020	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	546.4	42.5%	31.2%	480.8	39.0%	32.1%
Employee compensation	476.7	37.1%	27.2%	444.5	36.2%	29.7%
Marketing	20.3	1.6%	1.2%	15.6	1.3%	1.0%
Property, office and technology	134.2	10.4%	7.7%	127.5	10.4%	8.5%
General and administrative	105.0	8.2%	6.0%	89.7	7.3%	6.0%
Transaction, integration and restructuring	(12.0)	(0.9)%	(0.7)%	55.3	4.5%	3.7%
Amortization of intangibles (1)	15.6	1.1%	0.9%	15.7	1.3%	1.0%
Total operating expenses	1,286.2	100.0%	73.5%	1,229.1	100.0%	82.0%

$ in millions	Nine months ended September 30, 2021	% of Total Operating Expenses	% of Operating Revenues	Nine months ended September 30, 2020	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	1,608.8	41.8%	31.4%	1,439.9	37.9%	31.9%
Employee compensation	1,452.9	37.7%	28.3%	1,321.0	34.6%	29.3%
Marketing	60.6	1.6%	1.2%	62.7	1.6%	1.4%
Property, office and technology	390.7	10.1%	7.6%	386.2	10.1%	8.6%
General and administrative	304.9	7.9%	5.9%	384.9	10.1%	8.5%
Transaction, integration and restructuring	(13.3)	(0.3)%	(0.3)%	171.4	4.5%	3.9%
Amortization of intangibles (1)	47.5	1.2%	0.9%	46.8	1.2%	1.0%
Total operating expenses	3,852.1	100.0%	75.0%	3,812.9	100.0%	84.4%
(1)    In prior periods, amortization of intangible assets was included in the transaction, integration and restructuring line item. Beginning in 2021, amortization of intangible assets is presented as its own line item. There is no impact on operating expenses, operating income or net income.

During the three months ended September 30, 2021, operating expenses increased by $57.1 million (4.6%) to $1,286.2 million (three months ended September 30, 2020: $1,229.1 million). The impact of foreign exchange rate movements increased operating expenses by $13.8 million, or 1.1% of total operating expenses, during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

During the nine months ended September 30, 2021, operating expenses increased by $39.2 million (1.0%) to $3,852.1 million (nine months ended September 30, 2020: $3,812.9 million). The impact of foreign exchange rate movements increased operating expenses by $80.9 million, or 2.1% of total operating expenses, during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Third-Party Distribution, Service and Advisory

Third party distribution, service and advisory expenses increased $65.6 million (13.6%) to $546.4 million in the three months ended September 30, 2021 (three months ended September 30, 2020: $480.8 million). The impact of foreign exchange rate movements increased third party costs by $3.4 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. After allowing for foreign exchange rate changes, the increase in costs was $62.2 million. Included are increases of $30.5 million in service fees (primarily 12b-1 fees and transfer agency fees), $10.4 million in renewal commissions, $5.9 million in transaction fees and $5.4 million in fund expenses. Also included were increases in unitary fees, asset and sales-based fees and front end commissions. The increase is primarily driven by higher average AUM, partially offset by AUM mix as discussed above. See "Schedule of Non-GAAP Information" for additional disclosures.

Third party distribution service and advisory expenses increased $168.9 million (11.7%) to $1,608.8 million in the nine months ended September 30, 2021 (nine months ended September 30, 2020: $1,439.9 million). The impact of foreign exchange rate movements increased third party costs by $26.4 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. After allowing for foreign exchange rate changes, the increase in costs was $142.5 million. Included are increases of $74.9 million in service fees (primarily 12b-1 fees and transfer agency fees), $19.2 million in transaction fees, $11.9 million in unitary fees, $10.9 million in asset and sales-based fees, $10.8 million in front end commissions, $10.1 million in renewal commissions and $11.5 million in fund expenses. These increases were partially offset by a decrease in sales commissions of $5.2 million. The increase is primarily driven by higher average AUM, partially offset by AUM mix as discussed above. See "Schedule of Non-GAAP Information" for additional disclosures.

Employee Compensation

Employee compensation increased $32.2 million (7.2%) to $476.7 million in the three months ended September 30, 2021 (three months ended September 30, 2020: $444.5 million). The impact of foreign exchange rate movements increased employee compensation by $6.3 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. After allowing for foreign exchange rate changes, there was an increase in employee compensation of $25.9 million. This increase was due to increases of $41.6 million in variable compensation due to improved performance of the company in 2021 and $3.5 million in other staff costs. The increase was partially offset by decreases of $11.6 million and $8.6 million related to the mark-to-market on the deferred compensation liability and base salaries as a result of savings realized from our strategic evaluation, respectively.

Employee compensation increased $131.9 million (10.0%) to $1,452.9 million in the nine months ended September 30, 2021 (nine months ended September 30, 2020: $1,321.0 million). The impact of foreign exchange rate movements increased employee compensation by $32.9 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. After allowing for foreign exchange rate changes, there was an increase in employee compensation of $99.0 million. This increase was due to increases of $120.4 million in variable compensation due to improved performance of the company in 2021 as well as $30.9 million related to the mark-to-market on the deferred compensation liability. These increases were partially offset by a decrease of $39.9 million in base salaries, staff benefits and other staff costs as a result of savings realized from our strategic evaluation as well as a $12.5 million decrease in share-based compensation expenses.

Headcount at September 30, 2021 was 8,507 (September 30, 2020: 8,750), with the decrease primarily due to the strategic evaluation initiated in the third quarter of 2020.

Marketing

Marketing expenses increased $4.7 million (30.1%) to $20.3 million in the three months ended September 30, 2021 (three months ended September 30, 2020: $15.6 million). The impact of foreign exchange rate movements increased marketing expenses by $0.4 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. After allowing for foreign exchange rate changes, the increase in marketing expenses was $4.3 million. The increase was related to increased advertising, travel and client events.

Marketing expenses decreased $2.1 million (3.3%) to $60.6 million in the nine months ended September 30, 2021 (nine months ended September 30, 2020: $62.7 million). The impact of foreign exchange rate movements increased marketing expenses by $2.3 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. After allowing for foreign exchange rate changes, the decrease in marketing expenses was $4.4 million. The decrease was related to decreased travel, sales literature and research and other marketing costs, partially offset by increased advertising.

Property, Office and Technology

Property, office and technology costs increased by $6.7 million (5.3%) to $134.2 million in the three months ended September 30, 2021 (three months ended September 30, 2020: $127.5 million). The impact of foreign exchange rate movements increased property, office and technology expenses by $1.9 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. After allowing for foreign exchange rate movements, the increase was $4.8 million. The increase was driven by increases in outsourced administration costs of $3.8 million, including the transfer agency pricing structure change mentioned above, software maintenance costs of $3.1 million and depreciation expenses of $3.0 million, partially offset by lower property expenses of $4.3 million.

Property, office and technology costs increased by $4.5 million (1.2%) to $390.7 million in the nine months ended September 30, 2021 (nine months ended September 30, 2020: $386.2 million). The impact of foreign exchange rate movements increased property, office and technology expenses by $9.1 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. After allowing for foreign exchange rate movements, the decrease was $4.6 million. The decrease was driven by lower property expenses of $16.6 million, offset by increases in depreciation expenses of $6.6 million, software maintenance costs of $5.7 million and outsourced administration costs of $2.4 million, including the transfer agency pricing structure change mentioned above.

General and Administrative

General and administrative expenses increased by $15.3 million (17.1%) to $105.0 million in the three months ended September 30, 2021 (three months ended September 30, 2020: $89.7 million). The impact of foreign exchange rate movements increased general and administrative expenses by $1.8 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. After allowing for foreign exchange rate movements, the increase was $13.5 million. The increase was primarily driven by increases of $6.5 million in professional services costs, $5.1 million in fund expenses incurred by CIP and $3.9 million of market data services costs. The increase was partially offset by $2.9 million in foreign currency revaluations.

General and administrative expenses decreased by $80.0 million (20.8%) to $304.9 million in the nine months ended September 30, 2021 (nine months ended September 30, 2020: $384.9 million). The impact of foreign exchange rate movements increased general and administrative expenses by $10.2 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. After allowing for foreign exchange rate movements, the decrease was $90.2 million. The decrease was primarily driven by the $105.3 million S&P 500 equal weight funds rebalancing correction in 2020. Other decreases include $5.7 million in travel expenses and $3.7 million in indirect taxes. These decreases were partially offset by increases of $10.9 million in professional services costs, $5.9 million and market data services costs, $3.1 million in foreign currency revaluations and $2.9 million in fund expenses incurred by CIP.

Transaction, Integration and Restructuring

For the three months ended September 30, 2021, transaction, integration and restructuring was a benefit to expense of $12.0 million (three months ended September 30, 2020: $55.3 million expense).

Transaction and integration expense (excluding restructuring) was a benefit of $37.6 million during the three months ended September 30, 2021 (three months ended September 30, 2020: $52.0 million expenses), primarily related to a $45.7 million reduction in the estimated OppenheimerFunds acquisition-related liability (See Note 11, "Commitments and Contingencies," for additional details). The benefit was partially offset by $5.8 million of compensation-related expenses and $2.3 million of non-compensation expenses primarily related to the OppenheimerFunds acquisition.

Restructuring costs were $25.6 million for the three months ended September 30, 2021 (three months ended September 30, 2020: $19.0 million). Restructuring costs related to the strategic evaluation were $17.9 million (three months ended September 30, 2020: $15.3 million) and are primarily composed of severance and other personnel-related charges (see Note 9, "Restructuring", for additional details).

For the nine months ended September 30, 2021, transaction, integration and restructuring was a benefit to expense of $13.3 million (nine months ended September 30, 2020: $171.4 million expense).

Transaction and integration expense (excluding restructuring) was a benefit of $96.0 million during the nine months ended September 30, 2021 (nine months ended September 30, 2020: $182.4 million expense), primarily related to a $131.1 million reduction in the estimated OppenheimerFunds acquisition-related liability (See Note 11, "Commitments and Contingencies," for additional details). The benefit was partially offset by $16.5 million of compensation-related expenses and $18.6 million of non-compensation expenses primarily related to the OppenheimerFunds acquisition.

Restructuring costs were $82.7 million for the nine months ended September 30, 2021 (nine months ended September 30, 2020: $35.8 million). Restructuring costs related to the strategic evaluation were $68.0 million (nine months ended September 30, 2020: $15.3 million) and are primarily composed of severance and other personnel-related charges (see Note 9, "Restructuring", for additional details).

Other Income and Expenses

The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

			Variance				Variance
	Three months ended September 30,		2021 vs 2020		Nine months ended September 30,		2021 vs 2020
$ in millions	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Equity in earnings of unconsolidated affiliates	54.6	18.6	36.0	193.5%	119.3	46.7	72.6	155.5%
Interest and dividend income	1.9	2.6	(0.7)	(26.9)%	3.6	11.4	(7.8)	(68.4)%
Interest expense	(23.1)	(33.8)	10.7	(31.7)%	(71.5)	(104.9)	33.4	(31.8)%
Other gains and losses, net	(12.1)	31.5	(43.6)	N/A	65.4	(15.0)	80.4	N/A
Other income/(expense) of CIP, net	200.2	99.2	101.0	101.8%	416.9	28.6	388.3	1,357.7%
Total other income and expenses	221.5	118.1	103.4	87.6%	533.7	(33.2)	566.9	N/A
Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates increased by $36.0 million to $54.6 million in the three months ended September 30, 2021 (three months ended September 30, 2020: $18.6 million). The increase is primarily driven by increases in our joint venture investments in China, private equity investments and real estate investments.

Equity in earnings of unconsolidated affiliates increased by $72.6 million to $119.3 million in the nine months ended September 30, 2021 (nine months ended September 30, 2020: $46.7 million). The increase is primarily driven by increases in our joint venture investments in China and private equity investments.

Interest expense

Interest expense decreased by $10.7 million to $23.1 million in the three months ended September 30, 2021 (three months ended September 30, 2020: $33.8 million). The decrease is primarily driven by the settlement of the forward contracts in the second quarter of 2021 and lower interest expense on the credit facility, which had a zero balance as of September 30, 2021 compared to $90.0 million as of September 30, 2020.

Interest expense decreased by $33.4 million to $71.5 million in the nine months ended September 30, 2021 (nine months ended September 30, 2020: $104.9 million). The decrease is primarily driven by the settlement of the forward contracts in the second quarter of 2021 and lower interest expense from borrowings on the credit facility, which had a zero balance as of September 30, 2021 compared to $90.0 million as of September 30, 2020.

Other gains and losses, net

Other gains and losses, net was a loss of $12.1 million in the three months ended September 30, 2021 (three months ended September 30, 2020: $31.5 million net gain). Included in the loss were $9.4 million of losses on investments and instruments held for our deferred compensation plans and $5.0 million of investment losses, partially offset by $1.7 million of net gains related to the mark-to-market on seed money investments.

Other gains and losses, net was a gain of $65.4 million in the nine months ended September 30, 2021 (nine months ended September 30, 2020: $15.0 million net loss). Included in the gain were $35.3 million of gains on investments and instruments held for our deferred compensation plans, $25.8 million of net gains related to the mark-to-market on seed money investments and $8.1 million of gains on acquisition-related contingent consideration liabilities, partially offset by $5.3 million of investment losses.

Other income/(expense) of CIP

Other income/(expense) of CIP includes interest and dividend income, interest expense and other gains/(losses) of CIP.

In the three months ended September 30, 2021, interest and dividend income of CIP increased by $2.9 million (3.8%) to $79.2 million (three months ended September 30, 2020: $76.3 million). Interest expense of CIP decreased by $0.3 million (0.7%) to $41.5 million (three months ended September 30, 2020: $41.8 million).

In the nine months ended September 30, 2021, interest and dividend income of CIP decreased by $26.8 million (11.1%) to $214.4 million (nine months ended September 30, 2020: $241.2 million). Interest expense of CIP decreased by $30.4 million (20.1%) to $120.8 million (nine months ended September 30, 2020: $151.2 million).

Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the three months ended September 30, 2021, other gains and losses of CIP were net gains of $162.5 million as compared to net gains of $64.7 million in the three months ended September 30, 2020. In the nine months ended September 30, 2021, other gains and losses of CIP were net gains of $323.3 million as compared to net losses of $61.4 million in the nine months ended September 30, 2020. The net gains during the three and nine months ended September 30, 2021 were attributable to market-driven gains on investments held by consolidated funds.

Net impact of CIP and related noncontrolling interests in consolidated entities

The net impact to net income attributable to Invesco Ltd. in each period primarily represents the changes in the value of the company’s holding in its consolidated CLOs. The consolidation of investment products during the three months ended September 30, 2021 resulted in no net change in net income attributable to Invesco Ltd. (three months ended September 30, 2020: $9.6 million increase). The consolidation of investment products during the nine months ended September 30, 2021 resulted in no net change in net income attributable to Invesco Ltd. (nine months ended September 30, 2020: $9.4 million increase). CIP are taxed at the investor level and not at the product level; therefore, there is no tax provision reflected in the net impact of CIP.

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

Our effective tax rate decreased to 20.4% for the three months ended September 30, 2021 (three months ended September 30, 2020: 23.8%). The decrease in the effective tax rate in the third quarter is primarily due to the favorable impact that the higher income attributable to non-controlling interests in consolidated investment products has on the effective tax rate, which was partially offset by an increase in the reserve for uncertain tax positions and tax expense related to the remeasurement of deferred assets and liabilities due to an increase in the US state effective tax rate.

Our effective tax rate decreased to 22.1% for the nine months ended September 30, 2021 (nine months ended September 30, 2020: 28.8%). The decrease in the effective tax rate is primarily due to a change in the mix of income and loss across taxing jurisdictions and the higher income attributable to non-controlling interests in consolidated investments products. The decrease was partially offset by an increase in the reserve for uncertain tax positions and tax expense related to the remeasurement of deferred tax assets and liabilities due to the UK corporate tax rate increase and the increase in the US state effective tax rate.

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

Reconciliation of Operating revenues to Net revenues:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2021	2020	2021	2020
Operating revenues, U.S. GAAP basis	1,750.0	1,497.6	5,131.1	4,515.5
Invesco Great Wall (1)	118.7	65.3	333.6	167.2
Revenue Adjustments (2)
Investment management fees	(216.3)	(192.6)	(632.3)	(573.1)
Service and distribution fees	(278.0)	(245.0)	(809.2)	(730.1)
Other	(52.1)	(43.2)	(167.3)	(136.7)
Total Revenue Adjustments	(546.4)	(480.8)	(1,608.8)	(1,439.9)
CIP (3)	11.2	10.4	31.5	29.8
Net revenues	1,333.5	1,092.5	3,887.4	3,272.6

Reconciliation of Operating income to Adjusted operating income:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2021	2020	2021	2020
Operating income, U.S. GAAP basis	463.8	268.5	1,279.0	702.6
Invesco Great Wall (1)	70.4	37.7	198.9	95.4
CIP (3)	20.7	14.8	56.9	52.7
Transaction, integration and restructuring (4)	(12.0)	55.3	(13.3)	171.4
Amortization of intangible assets (5)	15.6	15.7	47.5	46.8
Compensation expense related to market valuation changes in deferred compensation plans (6)	3.1	14.7	36.1	4.9
Other reconciling items (7)	—	—	—	105.3
Adjusted operating income	561.6	406.7	1,605.1	1,179.1

Operating margin*	26.5%	17.9%	24.9%	15.6%
Adjusted operating margin**	42.1%	37.2%	41.3%	36.0%

Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

	Three months ended September 30,		Nine months ended September 30,
$ in millions, except per common share data	2021	2020	2021	2020
Net income attributable to Invesco Ltd., U.S. GAAP basis	330.1	191.7	966.2	313.7
CIP (3)	—	(9.6)	—	(9.4)
Transaction, integration and restructuring, net of tax (4)	(8.7)	43.4	(8.4)	132.4
Amortization of intangible assets, net of tax (5)	21.3	21.8	64.9	64.9
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (6)	9.4	(7.1)	(0.1)	(7.1)
Other reconciling items, net of tax (7)	6.5	3.8	17.3	64.5
Adjusted net income attributable to Invesco Ltd.	358.6	244.0	1,039.9	559.0

Average common shares outstanding - diluted	466.0	463.5	465.6	462.0
Diluted EPS	$0.71	$0.41	$2.08	$0.68
Adjusted diluted EPS***	$0.77	$0.53	$2.23	$1.21
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
(4)    Transaction, integration and restructuring related adjustments
Management believes it is useful to investors and other users of our Condensed Consolidated Financial Statements to adjust for the transaction, integration and restructuring charges in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition and restructuring related charges. See “Results of Operations for the three and nine months ended September 30, 2021 and 2020 -- Transaction, Integration and Restructuring” for additional details.
(5)    Amortization of intangible assets
In prior periods, amortization of intangible assets was included in the transaction, integration and restructuring line item. Beginning in 2021, amortization of intangible assets is presented as its own line item. There is no impact on operating expenses, operating income or net income.

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

See below for a reconciliation of deferred compensation related items:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2021	2020	2021	2020
Market movement on deferred compensation plan liabilities:
Compensation expense related to market valuation changes in deferred compensation liability	3.1	14.7	36.1	4.9
Adjustments to operating income	3.1	14.7	36.1	4.9
Market valuation changes and dividend income from investments and instruments held related to deferred compensation plans in other income/(expense)	9.1	(23.9)	(36.2)	(14.0)
Taxation:
Taxation on deferred compensation plan market valuation changes and dividend income less compensation expense	(2.8)	2.1	—	2.0
Adjustments to net income attributable to Invesco Ltd.	9.4	(7.1)	(0.1)	(7.1)
(7)    Other reconciling items
Each of these other reconciling items has been adjusted from U.S. GAAP to arrive at the company’s non-GAAP financial measures for the reasons either outlined in the paragraphs above, due to the unique character and magnitude of the reconciling item, or because the item represents a continuation of a reconciling item adjusted from U.S. GAAP in a prior period.

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2021	2020	2021	2020
Other non-GAAP adjustments:
Fund rebalancing correction (a)	—	—	—	105.3
Adjustments to operating income	—	—	—	105.3
Foreign exchange hedge	—	—	—	(1.2)
Change in contingent consideration estimates	—	0.4	(8.1)	(12.0)
Taxation:
Taxation on fund rebalancing correction (a)	—	—	—	(25.3)
State tax uncertain tax position (b)	—	—	—	(9.0)
Impact of tax rate changes (c)	6.5	3.6	23.5	3.6
Taxation on foreign exchange hedge amortization	—	—	—	0.3
Taxation on change in consideration estimates	—	(0.2)	1.9	2.8
Adjustments to net income attributable to Invesco Ltd.	6.5	3.8	17.3	64.5
(a)The company recorded a charge of $105.3 million in the second quarter of 2020 due to a previously disclosed S&P 500 equal weight funds rebalancing correction. Due to the unique character and magnitude of this item, it has been adjusted from U.S. GAAP to arrive at the company's non-GAAP financial measures.
(b)The income tax provision for the nine months ended September 30, 2020 includes a tax benefit of $9.0 million resulting from the reversal of an uncertain tax position due to the expiration of statute of limitations. This benefit has been removed from the company’s non-GAAP results to be consistent with the exclusion of the original provision in a prior period.
(c)The three and nine months ended September 30, 2021 included a non-cash income tax expense of $6.5 million related to the remeasurement of certain intangible deferred tax liabilities due to tax rate changes. Also included in the nine months ended September 30, 2021, is a non-cash income tax expense of $17.0 million arising from the remeasurement of the UK deferred tax assets and liabilities due to the enactment of an increase in the UK corporate tax rate from 19% to 25% effective in 2023 (three and nine months ended September 30, 2020: $3.6 million).

Balance Sheet Discussion (1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP and policyholder balances for the reasons outlined in footnote 1 to the table:

	As of September 30, 2021				As of December 31, 2020
Balance sheet information $ in millions	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted
ASSETS
Cash and cash equivalents	1,773.2	—	—	1,773.2	1,408.4	—	—	1,408.4
Unsettled fund receivables	237.6	—	—	237.6	109.4	—	—	109.4
Investments	906.4	(445.4)	—	1,351.8	826.8	(421.4)	—	1,248.2
Assets of CIP:
Investments and other assets of CIP	9,197.9	9,197.9	—	—	8,085.5	8,085.5	—	—
Cash and cash equivalents of CIP	536.3	536.3	—	—	301.7	301.7	—	—
Assets held for policyholders	2,232.2	—	2,232.2	—	7,582.1	—	7,582.1	—
Goodwill and intangible assets, net	16,124.8	—	—	16,124.8	16,221.9	—	—	16,221.9
Other assets (2)	1,805.5	(5.7)	—	1,811.2	1,968.3	(5.1)	—	1,973.4
Total assets	32,813.9	9,283.1	2,232.2	21,298.6	36,504.1	7,960.7	7,582.1	20,961.3
LIABILITIES
Liabilities of CIP:
Debt of CIP	7,224.5	7,224.5	—	—	6,714.1	6,714.1	—	—
Other liabilities of CIP	864.9	864.9	—	—	588.6	588.6	—	—
Policyholder payables	2,232.2	—	2,232.2	—	7,582.1	—	7,582.1	—
Unsettled fund payables	237.2	—	—	237.2	98.4	—	—	98.4
Long-term debt	2,084.5	—	—	2,084.5	2,082.6	—	—	2,082.6
Other liabilities (3)	3,896.0	0.1	—	3,895.9	4,417.6	—	—	4,417.6
Total liabilities	16,539.3	8,089.5	2,232.2	6,217.6	21,483.4	7,302.7	7,582.1	6,598.6
EQUITY
Total equity attributable to Invesco Ltd.	15,080.1	(0.1)	—	15,080.2	14,361.8	(0.1)	—	14,361.9
Noncontrolling interests (4)	1,194.5	1,193.7	—	0.8	658.9	658.1	—	0.8
Total equity	16,274.6	1,193.6	—	15,081.0	15,020.7	658.0	—	14,362.7
Total liabilities and equity	32,813.9	9,283.1	2,232.2	21,298.6	36,504.1	7,960.7	7,582.1	20,961.3
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
Cash and cash equivalents

Cash and cash equivalents increased by $364.8 million from $1,408.4 million at December 31, 2020 to $1,773.2 million at September 30, 2021. See “Cash Flows Discussion” in the following section within this Management’s Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Investments

As of September 30, 2021, we had $906.4 million in total investments (December 31, 2020: $826.8 million). Included in investments are $102.8 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $218.3 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments decreased by a net $50.7 million during the nine months ended September 30, 2021. The decrease in the period was related to redemptions of $202.1 million, partially offset by purchases of $108.5 million, $25.9 million of market valuation changes and foreign exchange movements and a non-cash increase of $17.0 million due to the deconsolidation of certain CIP in the period (restoring the company’s formerly eliminated investment balances). Investments related to deferred compensation awards increased by a net $15.6 million during the period. Of the net $15.6 million increase, $15.4 million related to market valuation changes and foreign exchange movements.

Included in investments are $545.1 million in equity method investments in Invesco Great Wall and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2020: $426.1 million). The increase of $119.0 million in equity method investments was driven by $119.3 million in current period earnings and an increase from partnership contributions of $62.0 million. This increase was partially offset by $38.8 million related to a dividend from Invesco Great Wall, $13.5 million related to capital distributions from partnership investments, $5.2 million related to distributions from partnership investments and $4.8 million in investment losses, partially offset by foreign exchange movements. Also included in investments are foreign time deposits of $29.1 million.

Assets held for policyholders and policyholder payables

One of our subsidiaries, Invesco Pensions Limited, is an insurance company that was established to facilitate retirement savings plans in the UK. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The decrease in the balance of these accounts from $7,582.1 million at December 31, 2020 to $2,232.2 million at September 30, 2021 was the result of net business outflows of $5,404.4 million and negative foreign exchange rate movements of $55.5 million, offset by $110.0 million of positive market movements.

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
• Maintain a strong balance sheet;
• Moderate growth of dividends (as further discussed in the "Dividends" section below); and
• Share repurchases.

As of September 30, 2021, the balance on the $1.5 billion capacity credit facility was zero.

The company did not repurchase any of its shares in the open market during the three months ended September 30, 2021. During the third quarter, an aggregate of 0.4 million common shares were withheld in the amount of $10.5 million related to tax withholding requirements on employee share vestings.

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

All of our regulated EU and UK subsidiaries are subject to consolidated capital requirements under applicable EU and UK requirements, including those arising from the EU's Capital Requirements Directive and the UK's Internal Capital Adequacy Assessment Process (ICAAP), and we maintain capital within this European sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. We are in compliance with all regulatory minimum net capital requirements. As of September 30, 2021, the company’s minimum regulatory capital requirement was $723.4 million (December 31, 2020: $763.6 million); the decrease was driven by a reduction in net capital requirements in the UK as a result of lower expenses and AUM levels, as well as the weakening of the Pound Sterling against the U.S. Dollar. The total amount of non-U.S. cash and cash equivalents was $1,064.6 million at September 30, 2021 (December 31, 2020: $1,034.8 million).

The consolidation of $9,734.2 million and $7,224.5 million of assets and long-term debt of CIP as of September 30, 2021, respectively, did not impact the company’s liquidity and capital resources. The majority of CIP balances related to consolidated CLOs. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s direct investments in, and management and performance fees generated from these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Part I, Item 1, Financial Statements - Note 12, "Consolidated Investment Products", for additional details.

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

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flows information, excluding the impact of the cash flows of Consolidated Investment Products for the reasons outlined in footnote 1 to the table:

Cash flows information (1)	Nine months ended September 30, 2021			Nine months ended September 30, 2020
$ in millions	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash, cash equivalents and restricted cash, beginning of the period (2)	1,839.3	301.7	1,537.6	1,701.2	652.2	1,049.0
Cash flows from operating activities (1)	1,081.8	(141.2)	1,223.0	662.7	(54.2)	716.9
Cash flows from investing activities	(579.4)	(510.5)	(68.9)	(829.0)	(756.7)	(72.3)
Cash flows from financing activities	14.2	904.1	(889.9)	(230.3)	391.3	(621.6)
Increase/(decrease) in cash and cash equivalents	516.6	252.4	264.2	(396.6)	(419.6)	23.0
Foreign exchange movement on cash and cash equivalents	(37.7)	(9.1)	(28.6)	6.9	12.3	(5.4)
Net cash inflows (outflows) upon consolidation/deconsolidation of CIP	(8.7)	(8.7)	—	9.1	9.1	—
Cash and cash equivalents, end of the period (2)	2,309.5	536.3	1,773.2	1,320.6	254.0	1,066.6

Cash and cash equivalents	1,773.2	—	1,773.2	1,066.6	—	1,066.6
Cash and cash equivalents of CIP	536.3	536.3	—	254.0	254.0	—
Total cash and cash equivalents per consolidated statement of cash flows (2)	2,309.5	536.3	1,773.2	1,320.6	254.0	1,066.6
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
(2)    Restricted cash of $129.2 million as of December 31, 2020 is recorded in Other assets on the Condensed Consolidated Balance Sheets. There was no restricted cash as of September 30, 2021 or 2020.
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

During the nine months ended September 30, 2021, cash provided by operating activities was $1,081.8 million compared to $662.7 million provided during the nine months ended September 30, 2020. As shown in the tables above, the impact of CIP to cash provided by operating activities was $141.2 million of cash used during the nine months ended September 30, 2021 compared to $54.2 million of cash used during the nine months ended September 30, 2020. Excluding the impact of CIP, cash provided by operations was $1,223.0 million during the nine months ended September 30, 2021 compared to $716.9 million of cash provided by operating activities during the nine months ended September 30, 2020. Cash inflows included a $576.4 million increase in operating income, net investment redemptions of $81.5 million, including seed money and deferred compensation investments (nine months ended September 30, 2020: $179.2 million net redemptions) and an Invesco Great Wall dividend of $38.8 million (nine months ended September 30, 2020: $29.4 million). Operating cash inflows were partially offset by net outflows from changes in payables and receivables due to timing of payments and receipts.

Investing Activities

Net cash used in investing activities totaled $579.4 million for the nine months ended September 30, 2021 (nine months ended September 30, 2020: net cash used of $829.0 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $510.5 million of cash used (nine months ended September 30, 2020: $756.7 million net cash used). Excluding the impact of CIP cash flows, net cash used in investing activities was $68.9 million for the nine months ended September 30, 2021 (nine months ended September 30, 2020: net cash used of $72.3 million).

Cash outflows for the nine months ended September 30, 2021, excluding the impact of CIP, includes a net inflow of $4.3 million, which is compromised of proceeds of $169.9 million from sales and returns of capital of investments (nine months ended September 30, 2020: $154.3 million proceeds), partially offset by purchases of investments of $165.6 million (nine months ended September 30, 2020: $151.1 million purchases).

During the nine months ended September 30, 2021, the company had capital expenditures of $73.2 million (nine months ended September 30, 2020: $73.6 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and fund accounting systems, improvements in computer hardware and software desktop products for employees, new telecommunications products to enhance our internal information flow and back-up disaster recovery systems. Also, in each period, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.

Financing Activities

Net cash provided by financing activities totaled $14.2 million for the nine months ended September 30, 2021 (nine months ended September 30, 2020: net cash used of $230.3 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $904.1 million (nine months ended September 30, 2020: cash provided of $391.3 million). Excluding the impact of CIP, financing activities used net cash of $889.9 million in the nine months ended September 30, 2021 (nine months ended September 30, 2020: net cash used of $621.6 million).

Financing cash outflows during the nine months ended September 30, 2021 included the $309.4 million settlement of the forward contracts (nine months ended September 30, 2020: $190.6 million), $104.1 million of net collateral on the forward contracts returned to the counterparty (September 30, 2020: net collateral was in a receivable position and reflected within investing activities), $228.9 million of common dividend payments for the dividends declared in January, April and July (nine months ended September 30, 2020: common dividends paid of $285.9 million), $177.6 million of preferred dividend payments for dividends declared in January, April and July (nine months ended September 30, 2020: $177.6 million), the payment of $58.1 million to meet employees’ withholding tax obligations on common share vestings (nine months ended September 30, 2020: $40.7 million) and a payment of $11.8 million of contingent consideration (nine months ended September 30, 2020: $16.8 million). The credit facility had no net borrowing during the nine months ended September 30, 2021 (nine months ended September 30, 2020: net borrowing of $90.0 million).

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

On October 26, 2021, the company announced a third quarter 2021 cash dividend of $0.17 per share to holders of common shares, payable on December 2, 2021, to shareholders of record at the close of business on November 12, 2021 with an ex-dividend date of November 10, 2021.

On October 26, 2021 the company announced a preferred dividend of $14.75 per share to the holders of preferred shares, representing the period from September 1, 2021 through November 30, 2021. The preferred dividend is payable on December 1, 2021 to shareholders of record at close of business on November 15, 2021.

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

Long-term debt

The carrying value of our long-term debt at September 30, 2021 was $2,084.5 million (December 31, 2020: $2,082.6 million) and was comprised of the following:

$ in millions	September 30, 2021	December 31, 2020
$1.5 billion floating rate credit facility expiring April 26, 2026	—	—
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	599.2	598.7
$600 million 4.000% - due January 30, 2024	597.5	596.8
$500 million 3.750% - due January 15, 2026	497.2	496.7
$400 million 5.375% - due November 30, 2043	390.6	390.4
Long-term debt	2,084.5	2,082.6

For the nine months ended September 30, 2021, the company’s weighted average cost of debt was 3.95% (nine months ended September 30, 2020: 3.71%).

Financial covenants under the credit agreement include: (i) the quarterly maintenance of an adjusted debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) a coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of September 30, 2021, we were in compliance with our financial covenants. At September 30, 2021, our leverage ratio was 0.86:1.00 (December 31, 2020: 1.37:1.00), and our interest coverage ratio was 23.00:1.00 (December 31, 2020: 11.83:1.00).

The September 30, 2021 coverage ratio calculations are as follows:

$ millions	Total	Q3 2021	Q2 2021	Q1 2021	Q4 2020
Net income attributable to Invesco Ltd.	1,177.3	330.1	368.3	267.8	211.1
Dividends on preferred shares	236.8	59.2	59.2	59.2	59.2
Tax expense	469.3	139.7	154.2	106.5	68.9
Amortization/depreciation	208.1	51.0	52.8	51.1	53.2
Interest expense	95.9	23.1	24.6	23.8	24.4
Common share-based compensation expense	156.3	33.2	34.2	38.6	50.3
Unrealized gains and losses from investments, net (1)	(7.3)	41.4	(27.4)	(1.3)	(20.0)
OppenheimerFunds acquisition-related matter (2)	(131.1)	(45.7)	(85.4)	—	—
EBITDA (3)	2,205.3	632.0	580.5	545.7	447.1
Adjusted debt (3)	$1,887.1
Leverage ratio (Adjusted debt/EBITDA - maximum 3.25:1.00)	0.86
Interest coverage (EBITDA/Interest expense - minimum 4.00:1.00)	23.00
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
(3)    EBITDA and Adjusted debt are non-GAAP financial measures that are used by management in connection with certain debt covenant calculations under our credit agreement. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals long-term debt of $2,084.5 million plus $2.6 million in letters of credit less $200.0 million of excess unrestricted cash (cash and cash equivalents less the minimum regulatory capital requirement, not to exceed $200 million).

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

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of September 30, 2021, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,773.2 million. See Part I, Item 1, Financial Statements - Note 2, "Fair Value of Assets and Liabilities", for information regarding cash and cash equivalents invested in affiliated money market funds.

The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as the same become due. The company is exposed to liquidity risk through its $2,084.5 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.

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

Common Share Repurchase Plan

The company did not purchase shares in the open market during the three and nine months ended September 30, 2021 and 2020. An aggregate of 0.4 million and 2.6 million common shares were withheld on vesting events during the three and nine months ended September 30, 2021 to meet employees’ withholding tax obligations (three and nine months ended September 30, 2020: 0.6 million and 3.0 million shares). The fair value of these common shares withheld at the respective withholding dates was $10.5 million and $58.1 million during the three and nine months ended September 30, 2021 (three and nine months ended September 30, 2020: $5.8 million and $40.7 million). At September 30, 2021, approximately $732.2 million remains available under the share repurchase authorizations approved by the Board on July 22, 2016.

Off Balance Sheet Commitments

See Part I, Item 1, Financial Statements - Note 11, “Commitments and Contingencies - Legal Contingencies”, for more information regarding undrawn capital commitments.

Contractual Obligations

We have future obligations under various contracts relating to debt and interest payments, financing and operating leases, long-term defined benefit pension, and acquisition contracts. During the nine months ended September 30, 2021, there were no material changes to the company’s contractual obligations.

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

Recent Accounting Standards

See Part I, Item 1, Financial Statements - Note 1, "Accounting Policies - Accounting Pronouncements Recently Adopted.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk and foreign exchange rate risk. There have not been any material changes to the company’s exposures to market risks during the period ended September 30, 2021 that would require an update to the disclosures provided in the most recent Form 10-K.

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

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. See Part I, Item 1, Financial Statements - Note 4, "Long-Term Debt" for details of the company’s long-term debt arrangements. As of September 30, 2021, the interest rates on 100.0% of the company’s borrowings were fixed for a weighted average period of 6.2 years, and the company had a zero balance on its floating rate credit facility.

Foreign Exchange Rate Risk

The company has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco Ltd.

The company is exposed to foreign exchange revaluation into the Condensed Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation losses were $3.0 million during the nine months ended September 30, 2021 (nine months ended September 30, 2020: $3.3 million losses), and are included in general and administrative expenses and other gains and losses, net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

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

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated any change in our internal control over financial reporting that occurred during the nine months ended September 30, 2021 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended September 30, 2021:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (millions)
July 1-31, 2021	361,545	$25.79	—	$732.2
August 1-31, 2021	62,899	$25.50	—	$732.2
September 1-30, 2021	20,346	$25.53	—	$732.2
Total	444,790		—
(1)    An aggregate of 444,790 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.
(2)    At September 30, 2021, a balance of $732.2 million remains available under the share repurchase authorization approved by the Board on July 22, 2016.

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

31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
October 29, 2021	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

October 29, 2021	/s/ L. ALLISON DUKES
L. Allison Dukes
Senior Managing Director and Chief Financial Officer