Form 10-K
period 2021-12-31
Invesco Ltd.
filed 2022-02-18
CIK 914208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
At June 30, 2021, the aggregate market value of the voting stock held by non-affiliates was $9.1 billion, based on the closing price of the registrant's Common Shares, par value U.S. $0.20 per share, on the New York Stock Exchange. At January 31, 2022, the most recent practicable date, the number of Common Shares outstanding was 460,750,636.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant will incorporate by reference information required in response to Part III, Items 10-14 in its definitive Proxy Statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

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
•failure to maintain adequate corporate and contingent liquidity;
•our ability to acquire and integrate other companies into our operations successfully and the extent to which we can realize anticipated product sales, cost savings or synergies from such acquisitions;
•the occurrence of breaches and errors in the conduct of our business, including errors in our quantitative models and index tracking investment solutions, any failure to properly safeguard confidential and sensitive information, cyber-attacks or acts of fraud;
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
•the effect of systems and other technological limitations on our ability to manage and grow our business;
•the effect of non-performance by our counterparties, third party service providers and other key vendors to fulfill their obligations;
•impairment of goodwill and other intangible assets;

•adverse results in litigation and any other regulatory or other proceedings, governmental investigations and enforcement actions;
•the selling of our common stock by our significant shareholders; and
•enactment of adverse federal, state or foreign legislation or changes in government policy or regulation (including accounting standards) affecting our operations, our capital requirements or the way in which our profits are taxed.

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

With more than 8,500 employees and an on-the-ground presence in more than 20 countries, Invesco is well positioned to meet the needs of investors across the globe. We have specialized investment teams managing investments across a broad range of asset classes, investment styles and geographies. For decades, individuals and institutions have viewed Invesco as a trusted partner for a comprehensive set of investment needs. We have a significant presence in the retail and institutional markets within the investment management industry in the Americas, EMEA (Europe, Middle East and Africa) and Asia-Pacific, serving clients in more than 110 countries. As of December 31, 2021, the firm managed approximately $1.6 trillion in assets for investors around the world.

The key drivers of success for Invesco are long-term investment performance, high-quality client service and effective distribution relationships, delivered across a diverse spectrum of investment management capabilities, distribution channels, geographic areas and market exposures. Through our focus on these areas, we seek to deliver better outcomes for clients and generate competitive investment results, positive net flows, increased assets under management (AUM) and associated revenues.

We measure relative investment performance by comparing our investment capabilities to competitors' products, industry benchmarks and client investment objectives. Generally, distributors, investment advisors and consultants take into consideration longer-term investment performance (e.g., three-year and five-year performance) in their selection of investment products and manager recommendations to their clients. Third-party ratings may also influence client investment decisions. We monitor the quality of client service in a variety of ways, including periodic client satisfaction surveys, analysis of response times and redemption rates, competitive benchmarking of services and feedback from investment consultants.

Invesco Ltd. is organized under the laws of Bermuda. Our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” We maintain a website at www.invesco.com/corporate. (Information contained on our website shall not be deemed to be part of, or be incorporated into, this document.)

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

Industry Trends

Trends around the world continue to transform the investment management industry and underscore the need to be well diversified with broad capabilities globally and across asset classes:

•The global pandemic that began in 2020 is continuing to drive fundamental changes in the ways asset managers engage with clients, manage their businesses and deliver investment outcomes. Many of the changes that were under way in 2020 have been meaningfully accelerated by the pandemic, including efforts to further digitize the client experience, using data analytics to better anticipate and understand client needs as part of providing solutions-oriented outcomes, and leveraging technology to better connect with our clients and among our employees. Firms within and outside the industry have also had to evolve their cultures to serve and accommodate a workforce that is primarily remote.
•Distribution partners are becoming more selective and continuing to maintain fewer relationships and partners, reducing the number of trusted investment managers with whom they work. Invesco provides a robust set of capabilities and creates investment solutions that deliver key outcomes aligned to their investment objectives.
•Clients and distribution partners are also demanding more from investment managers. While investment performance remains paramount, competitive pricing, client engagement and value-added services (including portfolio analytics and consultative solutions) increasingly differentiate managers. Clients and distribution partners are also increasingly discerning and focused on greater value for their money. Invesco delivers competitive pricing, investor education, thought leadership, digital platforms and other value-added services that enhance the client experience. The firm is also working to enhance the client user experience through digital marketing (web, mobile, social) and improved service.
•Investors continue to demand alternative, passive and smart beta strategies. As a consequence, the industry is seeing client demand for certain active core equities portfolios decline as a share of global flows. Invesco is the #3 provider of smart beta AUM in the US. Invesco sponsors 89 ETFs with greater than $500 million in assets. Invesco also has a strong lineup of alternative and multi-asset strategies supported by ongoing product development.
•Environmental, social and governance (ESG) investing has received increased attention in the asset management industry with the belief that incorporating ESG into investing is essential to creating sustainable value and effectively mitigating risk. Invesco's intention is to fully integrate ESG factors over time into the investment process.
•The asset management industry is experiencing pressure on net revenue yield, arising from increased use of low fee passive products and further concentration within channel distribution partners (which increases their ability to negotiate pricing).
•Regulatory activity remains at increased levels and is influencing competitive dynamics. Increased regulatory scrutiny of asset managers has focused on many areas, including transparency/unbundling of fees, inducements, conflicts of interest, capital, liquidity, solvency, leverage, operational risk management, controls and compensation. Invesco continues to work proactively with regulators around the world to better understand and help shape the evolving regulatory landscape. Efforts to further modernize and strengthen our global platform will enhance our ability to compete effectively across markets while complying with the variety of applicable regulatory regimes. This is a key differentiator for large, scaled firms such as Invesco.
•Although the developed markets in the US and Europe are the two largest markets for financial assets by a wide margin, other key emerging markets in the world, such as Greater China and India, are growing faster and are positioned for greater future growth over the long term. In particular, the Chinese mutual fund management industry has grown from zero to more than $4 trillion, and it is expected to become the second-largest fund management market in the world in 2025 with more than $6 trillion in assets. Additionally, population age differences between emerging and developed markets will result in differing investment needs and horizons among countries. Asset allocation and retirement savings schemes also differ substantially among countries. We believe firms such as Invesco, with experience across a variety of key markets and diversified investment capabilities and product types, are best positioned to meet clients' needs in this global competitive landscape.
•Technology advances are impacting core elements of the investment management industry, which lags other industries in its use of technology. Clients increasingly seek to interact digitally with their investment portfolios. This is leading to established managers investing in and/or acquiring technology platforms. As the investment management business becomes more complex, automation will become increasingly important to serve clients effectively and efficiently. Invesco is leveraging technology across its business and exploring opportunities to work with third-party technology firms to enhance our clients' investment experience. In addition, over the past few years, Invesco has made investments in its digital wealth business, Intelliflo.

These dynamics are driving fundamental changes within the industry and, we believe, will drive increasing consolidation. We believe the steps we have taken over the past decade strengthened our ability to understand, anticipate and meet client needs and will help ensure Invesco is well-positioned to compete within our industry over the long term.

Investment Management Capabilities

We believe that the proven strength of our distinct and globally located investment teams and their well-defined investment disciplines and risk management approaches provide us with a robust competitive advantage. There are few independent investment managers with teams as globally diverse as Invesco's and with the same breadth and depth of investment capabilities and vehicles. We offer multiple investment objectives within the various asset classes and products that we manage. Our asset classes, broadly defined, include money market, balanced, equity, fixed income and alternatives. We offer custom solutions across all asset classes and increasingly incorporate ESG considerations into our investment decisions and products.

The following sets forth our major managed investment objectives by asset class:

Money Market	Balanced	Equity	Fixed Income	Alternatives
●Custom Solutions	●Custom Solutions	●Custom Solutions	●Custom Solutions	●Custom Solutions
●Environmental, Social and Governance	●Environmental, Social and Governance	●Environmental, Social and Governance	●Environmental, Social and Governance	●Environmental, Social and Governance
●Cash Plus	●Balanced Risk	●Core/Value/Growth Style	●Buy and Hold	●Absolute Return
●Government/Treasury	●Global/Regional	●Emerging Markets	●Convertibles	●Commodities
●Prime	● Single Country	●International/Global	●Core/Core Plus	●Currencies
●Taxable	●Target Date	●Large/Mid/Small Cap	●Emerging Markets	●Direct Lending
●Tax-Free	●Target Risk	●Low Volatility/Defensive	●Government Bonds	●Distressed Debt
	●Traditional Balanced	●Passive/Enhanced	●High-Yield Bonds	●Financial Structures
		●Regional/Single Country	●International/Global	●Global Macro
		●Smart Beta/Factor-based	●Investment Grade Credit	●Infrastructure and MLPs
		●Thematic/Sector	●Multi-Sector	●Long/Short Equity
			●Municipal Bonds	●Managed Futures
			●Passive/Enhanced	●Multi-Alternatives
			●Regional/Single Country	●Private Real Estate
			●Short/Ultra-Short Duration	●Public Real Estate Securities
			●Stable Value	●Senior Secured Loans
●Structured Securities
●Smart Beta/Factor-based

Distribution Channels

Retail AUM typically originates from clients investing into funds available to the public in the form of shares or units. Institutional AUM originates from entities such as individual corporate clients, insurance companies, endowments, foundations, government authorities, universities or charities. AUM disclosure by distribution channel represents consolidated AUM distributed by type of sales team. AUM amounts disclosed as retail channel AUM represents AUM distributed by the company's retail sales team; whereas AUM amounts disclosed as institutional channel AUM represents AUM distributed by the company's institutional sales team.

The company operates as an integrated global investment manager, presenting itself as a single firm to clients around the world. Dedicated sales forces deliver our investment strategies through a variety of vehicles that meet the needs of retail and institutional clients. Note that not all products sold in the retail distribution channel are in "retail" vehicles, and not all products sold in the institutional channel are in "institutional" vehicles, as described in the table below. This aggregation, however, is viewed as a proxy for presenting AUM in the retail and institutional markets in which we operate.

The following lists our primary investment vehicles by distribution channel:

Retail	Institutional
● Closed-end Mutual Funds	● Collective Trust Funds
● Exchange-traded Funds (ETF)	● Exchange-traded Funds (ETF)
● Individual Savings Accounts (ISA)	● Institutional Separate Accounts
● Investment Companies with Variable Capital (ICVC)	● Open-end Mutual Funds
● Investment Trusts	● Private Funds
● Open-end Mutual Funds
● Separately Managed Accounts (SMA)
● Société d'investissement à Capital Variable (SICAV)
● Unit Investment Trusts (UIT)
● Variable Insurance Funds

Retail

Retail AUM were $1,106.5 billion at December 31, 2021. We offer retail products within all of the major asset classes. Our retail products are primarily distributed through third-party financial intermediaries, including major wire houses, fund supermarkets, regional broker-dealers, insurance companies, banks and financial planners in the Americas, and independent brokers and financial advisors, banks and supermarket platforms in EMEA and Asia-Pacific.

The Americas, UK and EMEA ex-UK retail operations rank among the largest by AUM in their respective markets. As of December 31, 2021, Invesco's U.S. retail business, including our ETF franchise, is a top 10 asset manager in the U.S. by long-term assets, and Invesco's retail business in EMEA ex-UK is among the largest non-proprietary investment managers in the retail channel. In addition, Invesco Great Wall, our joint venture in China, is one of the largest Sino-foreign managers of equity products in China, with total AUM of approximately $99.2 billion at December 31, 2021. We provide our retail clients with one of the industry's most robust and comprehensive product lines.

Institutional

Institutional AUM were $504.4 billion at December 31, 2021. We offer a broad suite of domestic and global strategies, including traditional and quantitative equities, fixed income (including money market funds for institutional clients), real estate, financial structures and absolute return strategies. Regional sales forces distribute our products and provide services to clients and intermediaries around the world. We have a diversified client base that includes major public and private entities, unions, non-profit organizations, endowments, foundations, pension funds, financial institutions and sovereign wealth funds. Invesco's institutional money market funds serve some of the largest financial institutions, government entities and companies in the world.

AUM Diversification

One of Invesco's competitive strengths is the diversification of AUM by client domicile, distribution channel and asset class. We serve clients in more than 110 countries. The following tables present a breakdown of AUM by client domicile, distribution channel and asset class as of December 31, 2021. Additionally, the fourth table below illustrates the split of our AUM as Passive and Active. Passive AUM include index-based ETFs, unit investment trusts (UITs), non-management fee earning AUM and other passive mandates. Active AUM is total AUM less Passive AUM. See the company's disclosures regarding the changes in AUM for the year ended December 31, 2021 in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Assets Under Management” section for additional information regarding the changes in AUM.

By Client Domicile

UK
3.7%
EMEA Ex UK
10.6%
Americas
70.3%
Asia Pacific
15.4%

($ in billions)	Total	1-Yr Change
☐ Americas	1,132.5	18.0%
☐ UK	59.6	(10.9)%
☐ EMEA Ex UK	171.5	13.0%
☐ Asia Pacific	247.3	44.4%
Total	1,610.9

By Distribution Channel
($ in billions)	Total	1-Yr Change
☐ Retail	1,106.5	16.8%
☐ Institutional	504.4	25.2%
Total	1,610.9

By Asset Class

Balanced
5.5%
Money Market
9.2%
Equity
52.2%
Alternatives
12.2%
Fixed Income
20.8%

($ in billions)	Total	1-Yr Change
☐ Equity	841.6	22.0%
☐ Fixed Income	334.8	13.0%
☐ Balanced	88.6	12.3%
☐ Money Market	148.8	37.1%
☐ Alternatives	197.1	11.7%
Total	1,610.9

Active vs. Passive
($ in billions)	Total	1-Yr Change
☐ Active	1,082.5	10.5%
☐ Passive	528.4	42.6%
Total	1,610.9

Corporate Responsibility and Human Capital

Invesco’s long-term success depends on our ability to attract, develop and retain talent. Invesco invests significantly in talent development, health and welfare programs, technology and other resources that support our employees in developing their full potential both personally and professionally. We believe that an employee community that is diverse and inclusive, engaged in community involvement and invested in employee well-being will drive positive outcomes for our clients and shareholders. During 2021, the COVID-19 pandemic continued to be a worldwide public health and business phenomenon. Our top priority since the beginning of the pandemic has been the health and well-being of our worldwide employees. In addition to other actions taken, we continue to assess the general well-being of our employees and their ability to stay healthy, productive and connected. We regularly conduct confidential surveys of our employees to gauge their sentiment across a variety of engagement categories, including questions related to compensation, benefits, work/life balance, career development, inclusion, teamwork and leadership.

We believe that diversity and inclusion are both moral and business imperatives. We are committed to improving diversity at all levels and in all functions across our global business as evidenced by our CEO and senior managing directors including a diversity and inclusion goal in their performance goals. Increasing representation of women and other underrepresented employees remains a focus for Invesco, as does building an inclusive environment. At the end of 2021, our global workforce was 39% female and 61% male (2020: 39% female and 61% male), with 35% of senior managers worldwide being women (2020: 33%). All employees are required to take unconscious bias training. Our employees are also encouraged to participate in any of our eleven business resource groups where employees with diverse backgrounds, experiences and perspectives can connect. Our business resource groups are sponsored by senior leaders and are designed by employees, for employees.

As of December 31, 2021, the company had 8,513 employees with an on-the-ground presence in over 20 countries (December 31, 2020: 8,512). None of our employees are covered under collective bargaining agreements.

The company is committed to reducing our impact on the environment. We believe asset managers have a crucial role to play in supporting investment aligned with global efforts to reduce the impact of climate change on our planet. We recently signed the Net Zero Asset Managers initiative, joining other asset managers to support the global goal of reaching net zero greenhouse gas emissions by 2050 or sooner.

Competition

The investment management business is highly competitive, with points of differentiation including investment performance, fees, range of products offered, brand recognition, business reputation, financial strength, depth and continuity of relationships and quality of service. We compete with a large number of investment management firms, commercial banks, investment banks, broker dealers, hedge funds, insurance companies and, increasingly, firms outside the traditional financial industry, such as technology providers. Many of these competitors have greater financial resources and higher brand recognition than the company. We believe our experience as a trusted partner to clients, the quality and diversity of our investment capabilities, product types and channels of distribution, and our commitment to innovation enable us to compete effectively in the global investment management business. There are few independent investment managers with teams as globally diverse as Invesco's and with the same breadth and depth of investment capabilities and vehicles. We offer multiple investment objectives within the various asset classes and products that we manage. We also believe being an independent investment manager is a competitive advantage, as our business model avoids conflicts that are inherent within institutions that both manage and distribute and/or service those products. Lastly, we believe continued execution against our strategic objectives will further strengthen our long-term competitive position.

Management Contracts

We derive substantially all of our revenues from investment management contracts. Fees vary with the type of assets being managed, with higher fees earned on actively managed equity and balanced accounts, along with real estate and other alternative asset products, and lower fees earned on fixed income, money market and stable value accounts, as well as certain ETFs. Investment management contracts are generally terminable upon thirty or fewer days' notice. Typically, retail investors may withdraw their funds at any time without prior notice and institutional clients may elect to terminate their relationship with investment managers or reduce the aggregate amount of assets under management with very short notice periods.

Risk Management

Invesco is committed to continually strengthening and evolving our risk management approach and activities to ensure they keep pace with business change and client expectations. We believe a key factor in our ability to manage through challenging market conditions and significant business change is our integrated and global approach to risk management. We seek to embed risk management in our day-to-day decision-making as well as our strategic planning process, while our global risk management framework seeks to enable consistent and meaningful risk dialogue up, down and across the company.

Our framework leverages two governance structures: (i) our Global Performance and Risk Committee oversees the management of core investment risks; and (ii) our Corporate Risk Management Committee oversees the management of all other business- and strategy-related risks. A network of regional, business unit and risk-specific management committees, with oversight by the Corporate Risk Management Committee, provides ongoing identification, assessment, management and monitoring of risks that ensures both broad as well as in-depth, multi-layered coverage of existing and emerging risks across all domains of our business.

Available Information

The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers at www.sec.gov. We make available free of charge on our website, www.invesco.com/corporate, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.  Risk Factors

Risks Related to Market Dynamics and Volatility

Volatility and disruption in world capital and credit markets, as well as adverse changes in the global economy, could negatively affect our revenues, operations, financial condition and liquidity.

In recent years, capital and credit markets have experienced substantial volatility. In this regard:

•In the event of extreme circumstances, including economic, political or business crises, such as a widespread systemic failure or disruptions in the global financial system or failures of firms that have significant obligations as counterparties on financial instruments, we may suffer significant declines in AUM and severe liquidity or valuation issues in managed investment products in which client and company assets are invested, all of which would adversely affect our operating results, financial condition, liquidity, credit ratings, ability to access capital markets and ability to retain and attract key employees. Additionally, these factors could impact our ability to realize the carrying value of our goodwill and other intangible assets.
•Illiquidity and/or volatility of the global fixed income and/or equity markets could negatively affect our ability to manage client inflows and outflows or to timely meet client redemption requests.
•Uncertainties regarding geopolitical developments, such as nation state sovereignty, border disputes, diplomatic developments, social instability or changes in governmental policies, can produce volatility in global financial markets. This may impact the levels and composition of our AUM and also negatively impact investor sentiment, which could result in reduced or negative flows.
•Changes to United States tax, tariff and import/export regulations and economic sanctions may have a negative effect on global economic conditions, financial markets and our business. Any changes with respect to trade policies, treaties, taxes, government regulations and tariffs, or the perception that any of these changes could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between other nations and the United States. Given our strong position in Asia Pacific and EMEA, we could be more adversely affected than others by such market uncertainties.

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

Declines in the market value of AUM in client portfolios. Our AUM as of January 31, 2022 were $1,550.9 billion. We cannot predict whether volatility in the markets will result in substantial or sustained declines in the markets generally or result in price declines in market segments in which our AUM are concentrated. Any of the foregoing could negatively impact the market value of our AUM, revenues, income and operating margin.

Redemptions and other withdrawals from, or shifting among, client portfolios. These could be caused by investors reducing their investments in client portfolios in general or in the market segments in which we focus; investors taking profits from their investments; poor investment performance (relative or absolute) of the client portfolios we manage; and portfolio risk characteristics, which could cause investors to move assets to other investment managers. Poor performance relative to other competing products tends to result in decreased sales and increased redemptions with corresponding decreases in our revenues, which may have a material adverse effect on us. Furthermore, the fees we earn vary with the types of assets being managed, with higher fees earned on actively managed equity and balanced accounts, along with real estate and other alternative asset products, and lower fees earned on fixed income, stable return accounts and certain passively managed products. Our revenues may decline if clients continue to shift their investments to lower fee accounts.

Our revenues and profitability from money market and other fixed income assets may be harmed by interest rate, liquidity and credit volatility.

Certain institutional investors using money market products and other short-term duration fixed income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields. These redemptions would reduce AUM, thereby reducing our revenues. If securities within a money market portfolio default or investor redemptions force the portfolio to realize losses, there could be negative pressure on its NAV. Although money market investments are not guaranteed instruments, the company might decide, under such a scenario, that it is in its best interest to provide support in the form of a support agreement, capital infusion or other methods to help stabilize a declining NAV, which may have an adverse impact on our profitability. Additionally, we have investments in fixed income assets, including collateralized loan obligations and seed money in fixed income funds, the valuation of which could change with changes in interest and default rates. The Federal Reserve has taken actions that have resulted in low interest rates prevailing in the marketplace for a historically long period of time. Market interest rates may increase in the future, and the increase may materially and negatively affect the value of the assets that we manage. Declines in the values of these AUM could lead to reduced revenues as management fees are generally calculated based upon the size of AUM.

Certain changes in the manner in which interest rates are calculated could also impact our client portfolios. LIBOR will be eliminated as a benchmark reference rate as a result of regulatory reform. Markets are developing replacement reference rates in response to this change. The implementation of new reference rates, development of liquidity in instruments adopting these new reference rates and management of any economic value transfer at the time of transition remain significant areas of focus for us and others in the marketplace. It is difficult to predict the full impact of the transition away from LIBOR. The value or profitability of LIBOR-based instruments held in our client portfolios or products we manage that use LIBOR as a reference rate may be adversely affected until new reference rates and fallbacks for both legacy and new instruments and products are commercially accepted and operationally mature.

Our financial condition and liquidity would be adversely affected by losses on our seed capital and co-investments.
The company has investments in managed investment products that invest in a variety of asset classes, including equities, fixed income products, commodities, derivatives, other similar financial instruments, real estate and other alternative investments. Investments in these products are generally made to establish a track record, meet purchase size requirements for trading blocks or demonstrate economic alignment with other investors in our funds. Adverse market conditions may result in the need to write down the value of these seed capital and co-investments, which may adversely affect our results of operations or liquidity. As of December 31, 2021, we had approximately $856.7 million in seed capital and co-investments, including direct investments in consolidated investment products (CIP).

Since many of our subsidiary operations are located outside of the United States and have functional currencies other than the U.S. Dollar, changes in the exchange rates to the U.S. Dollar affect our reported financial results from one period to the next.

The largest component of our net assets, revenues and expenses, as well as our AUM, is presently denominated in U.S. Dollars. However, we have a large number of subsidiaries outside of the United States whose functional currencies are not the U.S. Dollar. As a result, fluctuations in the exchange rates to the U.S. Dollar affect our reported financial results from one period to the next. Consequently, significant strengthening of the U.S. Dollar relative to the UK Pound Sterling, Euro or Japanese Yen, among other currencies, could have a material negative impact on our reported financial results.

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

The investment management business is highly competitive, and we compete based on a variety of factors, including investment performance, range of products offered, brand recognition, business reputation, financial strength, stability and continuity of client and financial intermediary relationships, quality of service, level of fees charged for services and the level of compensation paid and distribution support offered to financial intermediaries. We continue to face market pressures regarding fee levels in many products, including low fee, passively managed products which compete with our actively managed products.

Our competitors include a large number of investment management firms and other financial institutions. Some of these institutions have greater capital and other resources, and offer more comprehensive lines of products and services, than we do. There are relatively few barriers to entry by new investment management firms, and the successful efforts of new entrants around the world have also resulted in increased competition. Industry consolidation has increased in recent years, both in the area of distributors and asset managers. Further consolidation may occur in these areas in the future.

Our competitors can increase their market share to our detriment by reducing fees. The increasing size and market influence of certain distributors of our products and of certain direct competitors may have a negative impact on our ability to compete at the same levels of profitability in the future.

In addition, technology is subject to rapid advancements and changes and our competitors may, from time to time, implement newer technologies or more advanced platforms for their services and products, including digital advisers and other advanced electronic systems, which could adversely affect our business if we are unable to remain competitive.

We may be unable to develop new products and services and the development of new products and services may expose us to additional costs or operational risk.

Our financial performance depends, in part, on our ability to develop, market and manage new investment products and services. The development and introduction of new products and services requires continued innovative efforts on our part and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements. New products often must be in the market-place for three or more years in order to generate the track records required to attract significant AUM inflows. Increasingly, clients and intermediaries are looking to investment managers to be able to deliver investment outcomes tailored to particular circumstances and needs, and to augment traditional investment management products and services with additional value-added services. A failure to continue to innovate and introduce successful new products and services or to manage effectively the risks associated with such products and services may impact our market share relevance and may cause our AUM, revenue and earnings to decline.

The failure or negative performance of products offered by competitors may have a negative impact on similar Invesco products irrespective of our performance.
Many competitors offer similar products to those offered by us, and the failure or negative performance of competitors’ products could lead to a loss of confidence in similar Invesco products, irrespective of the performance of our products. Any loss of confidence in a product type could lead to withdrawals, redemptions and liquidity issues in such products, which could have a material adverse effect on our results of operations, financial condition or liquidity.

Risks Related to the Coronavirus (COVID-19) Pandemic

As a result of the global market reactions to the COVID-19 pandemic, our assets under management (AUM) and revenues have at times been negatively impacted and we have in the past and may in the future face various potential operational challenges due to the pandemic.

As a result of the global market reactions to the COVID-19 pandemic, our AUM and revenues declined significantly during the early phases of the pandemic as governments enacted social containment measures and central banks and governments sought to enact economic relief measures. While many global markets, and our AUM and revenues, have improved materially since the early stages of the pandemic, further negative market reactions may occur as a result of failures to limit infections or deaths due to the COVID-19 virus, delays in developing and/or delivering effective treatments for the virus, increased infections due to new variants or vaccine hesitancy, and reduced support or positive impact of central banks and government economic relief measures. Additional negative market reactions could further negatively impact our AUM and revenues. The volatility in the global markets has also adversely affected the liquidity of certain managed investment products in which client and company assets are invested.

Our efforts to mitigate the impact of the COVID-19 pandemic have required, and will continue to require, a significant investment of time and resources across our business. Going forward, the vast majority of employees will be working in their assigned office location at least part of the time, but we expect a significant degree of remote work to continue for the foreseeable future. While our teams have been successful in working remotely, operational challenges may arise in the future. Many of the key service providers we rely on have also transitioned to working at least partially remotely. If we or they were to experience material disruptions in the ability for our or their employees to work remotely (e.g., disruption in Internet-based communications systems or networks or the availability of essential goods and services), our ability to operate our business in the ordinary course could be materially adversely disrupted. To date, our own employees and, we believe, the employees of our key service providers, have not experienced any material degree of illness due to the COVID-19 virus. If our or their workforces, or key components thereof, were to experience significant illness levels, our ability to operate our business could be materially adversely disrupted. Further if our cyber security diligence and efforts to offset the increased risks associated with greater reliance on mobile, collaborative and remote technologies during the COVID-19 pandemic, as well as the increased frequency and sophistication of external threat actors are not effective or successful, we may be at increased risk for data privacy or other cyber security incidents. Any such material adverse disruptions to our business operations or loss of information could have a material adverse impact on our results of operations or financial condition.

The extent to which our business, results of operations, AUM and financial results are further affected by the COVID‐19 pandemic will largely depend on future developments, which cannot be accurately predicted and are uncertain, including the duration and severity of the pandemic and the length of time it will take for the economy to recover, along with potentially more permanent impacts on how we operate and serve our clients. In addition, many of the risk factors described herein may be heightened by the effects of the COVID‐19 pandemic and related economic conditions.

Risks Related to Operating our Business

Our investment management professionals and other key employees are a vital part of our ability to attract and retain clients, and the loss of key individuals or a significant portion of those professionals could result in a reduction of our revenues and profitability.

Retaining highly skilled investment management and other in-high demand personnel is important to our ability to attract and retain our clients. The market for skilled investment management professionals is highly competitive. Our policy has been to provide our investment management professionals and other key personnel with a supportive professional working environment and compensation and benefits that we believe are competitive with other leading investment management firms. However, we may not be successful in retaining our key personnel, and the loss of significant investment professionals or other key personnel could reduce the attractiveness of our products and services to potential and current clients and could, therefore, adversely affect our revenues and profitability.

Changes in the distribution channels on which we depend could reduce our net revenues and hinder our growth.

We sell substantially all of our retail investment products through a variety of third party financial intermediaries. No single intermediary is material to our business. Increasing competition for these distribution channels could nevertheless cause our distribution costs to rise, which would lower our net revenues. Certain of the third party intermediaries upon whom we rely to distribute our investment products also sell their own competing proprietary investment products, which could limit the distribution of our products. Investors, particularly in the institutional market, rely on external consultants and other third parties for advice on the choice of investment manager. These consultants and third parties tend to exert a significant degree of influence over their clients' choices, and they may favor one of our competitors as better meeting their particular clients' needs. There is no assurance that our investment products will be among their recommended choices in the future. Similarly, particularly in the United States, certain distributors have substantially reduced the number of investment funds they make available to their customers. If a material portion of our distributors were to substantially narrow their product offerings, it could have a significant adverse effect on our revenues and profitability. More broadly, in both retail and institutional channels, intermediaries (distribution firms and consultants) are seeking to reduce the number of investment management firms they do business with. While this offers opportunities to the company to have broader and deeper relationships with firms that continue to do business with us, it also poses risks of additional lost business if a particular firm chooses to stop or significantly reduce its business relationship with the company. Any failure to maintain strong business relationships with these intermediaries and the consultant community due to any of the above-described factors would impair our ability to sell our products, which in turn could have a negative effect on our revenues and profitability.

Failure to comply with client contractual requirements and/or investment guidelines could result in costs of correction, damage awards or regulatory fines and penalties against us and loss of revenues due to client terminations.

Many of the investment management agreements under which we manage assets or provide products or services specify investment guidelines or requirements, such as adherence to investment restrictions or limits, that we are required to observe in the provision of our services. Laws and regulations impose similar requirements for certain investment products. A failure to comply with these guidelines or requirements could result in damage to our reputation or in our clients seeking to recover losses, withdrawing their assets or terminating their contracts. Regulators likewise may commence enforcement actions for violations of such requirements, which could lead to fines and penalties against the company. Any such effects could cause our revenues and profitability to decline. We maintain various compliance procedures and other controls to seek to prevent, detect and correct such errors. When an error is detected, a payment will typically be made into the applicable client account to correct it. Significant errors for which we are responsible could impact our reputation, results of operations, financial condition or liquidity.

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

The quantitative models we use and our index tracking investment solutions may contain errors, which could result in financial losses or adversely impact product performance and client relationships.

We use various quantitative models to support investment decisions and investment processes, including those related to portfolio management, portfolio risk analysis, and client investment guidance. Any errors in the underlying models or model assumptions could have unanticipated and adverse consequences on our business and reputation. In addition, we offer index tracking investment solutions for our passive products, and any errors or disruptions in our ability to accurately track a subject index could materially adversely affect our business or reputation.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We, and the client portfolios that we manage, have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry. Many of these transactions expose us or such client portfolios to credit risk in the event of default of its counterparty. While we regularly conduct assessments of such risk posed by counterparties, the risk of non-performance by such parties is subject to sudden swings in the financial and credit markets. Such non-performance could produce a financial loss for the company or the client portfolios we manage.

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

In recent years, several financial services firms suffered cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of confidential data, litigation and regulatory enforcement actions and reputational harm. Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level. Our status as a global financial institution and the nature of our client base may enhance the risk that we are targeted by such cyber threats. Although we seek to take protective measures, including measures to effectively secure information through system security technology, and seek to continually monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption, our technology systems may still be vulnerable to unauthorized access, computer malware or other events that have a security impact, such as an external hacker attack by one or more cyber criminals or an authorized employee or vendor causing us to release confidential information inadvertently or through malfeasance, or lose temporarily or permanently data or applications or systems. The third parties with which we do business or which facilitate our business activities, including financial intermediaries and technology infrastructure, data storage and service providers, are also susceptible to the foregoing risks (including regarding the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities may therefore be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology or infrastructure institutions or intermediaries with whom we or they are interconnected or conduct business. Further, third-party service providers may have limited indemnification obligations to us regarding cyber incidents.

A breach of our technology systems could damage our reputation and could result in the unauthorized disclosure or modification or loss of sensitive or confidential information (including client data); unauthorized disclosure, modification or loss of proprietary information relating to our business; inability to process client or company transactions and processes; breach and termination of client contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the breach, including damage to systems and recovery of lost data; additional security costs to mitigate against future incidents; regulatory actions (including fines and penalties, which could be material) and litigation costs resulting from the incident. Such consequences could result in material financial loss and have a negative effect on our revenues and profitability.

Our ability to manage and grow our business successfully can be impeded by systems and other technological limitations.

Our continued success in effectively managing and growing our business depends on our ability to integrate our varied accounting, financial, information and operational systems on a global basis. Moreover, adapting or developing the existing technology systems we use to meet our internal needs, as well as client needs, industry demands and new regulatory requirements, is also critical for our business. The introduction of new technologies presents new challenges to us. On an ongoing basis, we need to upgrade and improve our technology, including our data processing, financial, accounting, shareholder servicing and trading systems. Implementing any such upgrades, updates or other changes or replacements for our systems may be expensive and time-consuming, could divert management’s focus away from core business activities and may adversely affect our business if additional or unanticipated time or resources are necessary to complete any such changes to our systems, if such changed systems do not operate as anticipated or if other unforeseen issues arise in connection with any such changes to our systems. Further, we also must be proactive and prepared to implement new technology when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. These needs could present operational issues or require significant capital spending and may require us to reevaluate the current value and/or expected useful lives of the technology we use, which could negatively impact our results of operations.

If we are unable to successfully recover from a disaster or other business continuity problem, we could suffer material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

If we were to experience a local or regional disaster or other business continuity problem, such as a pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we believe our operational size, multiple office locations and our existing back-up systems should mitigate adverse impacts. Nevertheless, we could still experience near-term operational problems with regard to particular areas of our operations. Further, as we maintain certain business processes in lower-cost geographic locations such as India, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases. Although we seek to assess regularly and improve our existing business continuity plans, a major disaster, a disaster that affected certain important operating areas, or our inability to recover successfully should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

Our business is vulnerable to deficiencies and failures in support systems and customer service functions that could lead to breaches and errors or reputational harm, resulting in loss of customers or claims against us or our subsidiaries.

In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing and trust, custody and other fiduciary services. In order to be competitive and comply with our agreements, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations and required distributions to fund shareholders. The ability to consistently and reliably obtain accurate securities pricing information, process client portfolio and fund shareholder transactions and provide reports and other customer service to fund shareholders and clients in accounts managed by us is essential to our continuing success. Certain types of securities may experience liquidity constraints that would require increased use of fair value pricing, which is dependent on certain subjective judgments that have the potential to be challenged. Any delays or inaccuracies in obtaining pricing information, processing such transactions or such reports or other breaches and errors and any inadequacies in other customer service, could result in reimbursement obligations or other liabilities, or alienate clients or distributors and potentially give rise to claims against us. Our customer service capability, as well as our ability to obtain prompt and accurate securities pricing information and to process transactions and reports, is highly dependent on communications and information systems and on third-party service providers and their related technology systems and platforms. Certain of these processes involve a degree of manual input, and thus problems could occur from time-to-time due to human error. Our failure to properly perform and monitor our operations or our otherwise suffering deficiencies and failures in these systems or service functions due to a failure of a third-party service provider or other key vendor could result in material financial loss or costs, regulatory actions, breach of client contracts, reputational harm or legal claims and liability, which in turn could have a negative effect on our revenues and profitability.

Risks Related to Accounting, Capital Management and Liquidity

The carrying value of goodwill and other intangible assets on our balance sheet could become impaired, which would adversely affect our results of operations.

We have goodwill and indefinite-lived intangible assets on our balance sheet that are subject to annual impairment reviews. We also have definite-lived intangible assets on our balance sheet that are subject to impairment testing. Goodwill and intangible assets totaled $8,882.5 million and $7,228.0 million, respectively, at December 31, 2021. We may not realize the value of such assets. We perform impairment reviews of the book values of these assets on an annual basis, or more frequently if impairment indicators are present. A variety of factors could cause such book values to become impaired. Should valuations be deemed to be impaired, a write-down of the related assets would occur, adversely affecting our results of operations for the period. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Goodwill” and “- Intangibles,” for additional details of our impairment analysis process.

Our credit facility imposes restrictions on our ability to conduct business and, if amounts borrowed under it were subject to accelerated repayment, we might not have sufficient assets or liquidity to repay such amounts in full.

Our credit facility requires us to maintain specified financial ratios, including maximum debt-to-earnings and minimum interest coverage ratios. The credit facility also contains customary affirmative operating covenants and negative covenants that, among other things, restrict certain of our subsidiaries' ability to incur debt and restrict our ability to transfer assets, merge, make loans and other investments and create liens. The breach of any covenant could result in a default under the credit facility. In the event of any such default, lenders that are party to the credit facility could refuse to make further extensions of credit to us and require all amounts borrowed under the credit facility, together with accrued interest and other fees, to be immediately due and payable. If any indebtedness under the credit facility were subject to accelerated repayment and if we had at that time a significant amount of outstanding debt under the credit facility, we might not have sufficient liquid assets to repay such indebtedness in full.

We issued perpetual preferred stock having a value of approximately $4 billion, which could adversely affect our ability to raise additional capital and may limit our ability to fund other priorities.

Invesco issued approximately $4 billion of 5.9% fixed rate perpetual preferred stock This issuance may limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes, may restrict our ability to pay dividends to holders of common shares in certain circumstances, may increase our vulnerability to general economic and industry conditions, and will require a significant portion of cash flow from operations to make required dividend payments to preferred shareholders.

Failure to maintain adequate corporate and contingent liquidity may cause our AUM, liquidity and earnings to decline, as well as harm our prospects for growth.

Our ability to meet anticipated cash needs depends upon a number of factors, including our creditworthiness and ability to generate operating cash flows. Failure to maintain adequate liquidity could lead to unanticipated costs and force us to revise existing strategic and business initiatives. Our access to equity and debt markets on reasonable terms may be limited by adverse market conditions, a reduction in our long- or short-term credit ratings, or changes in government regulations, including tax and interest rates. Failure to obtain funds and/or financing, or any adverse change to the cost of obtaining such funds and/or financing, may cause our AUM, revenue and earnings to decline, curtail our operations and limit or impede our prospects for growth.

Distribution of earnings of our subsidiaries may be subject to limitations, including net capital requirements.

Substantially all of our operations are conducted through our subsidiaries. As a result, our cash flow and our ability to fund operations are dependent upon the earnings of our subsidiaries and the distribution of earnings, intercompany loans or other payments by our subsidiaries to us. Any payments to us by our subsidiaries could be subject to statutory, regulatory or contractual restrictions and are contingent upon our subsidiaries’ earnings and business or regulatory considerations. For example, certain of our subsidiaries are required under applicable laws and regulations to maintain appropriate levels of capital. Our financial condition or liquidity could be adversely affected if certain of our subsidiaries are unable to distribute funds to us.

All of our regulated EU and UK subsidiaries are subject to consolidated capital requirements under applicable EU and UK requirements, and we maintain capital within this European sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. As of December 31, 2021, our minimum regulatory capital requirement was $724.9 million. Complying with our regulatory commitments may result in an increase in the capital requirements applicable to the European sub-group. As a result of corporate restructuring and regulatory requirements, certain of these subsidiaries may be required to limit their dividends to the ultimate parent company, Invesco Ltd.

Risks Related to Strategic Transactions

We may engage in strategic transactions that could create risks.

We regularly review, and from time-to-time engage in strategic transactions, some of which may be material. Strategic transactions also pose the risk that any business we acquire may lose customers or employees or could underperform relative to expectations. We could also experience financial or other setbacks if pending transactions encounter unanticipated problems, including problems related to closing or integration. Following the completion of a strategic transaction, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, to the acquired business for a period of time. There can be no assurance that such sellers will do so in a manner that is acceptable to us.

Risks Related to our Significant Shareholders

We have two significant shareholders of our common stock. If these shareholders decide to sell these common shares in the future, it could adversely impact our trading price.

We issued approximately 81.9 million common shares in connection with the acquisition of OppenheimerFunds, most of which are held by Massachusetts Mutual Life Insurance Company (MassMutual), which currently owns approximately 16% of our outstanding common stock. MassMutual may in the future sell these common shares in the open market or through secondary offerings. Trian Partners also holds a large position in our common stock, owning approximately 9.9% of our outstanding common shares as of December 31, 2021. If either MassMutual or Trian were to sell its equity stake in Invesco, or express an intention to sell the stake, that action could have a significant impact on our common share trading price.

MassMutual has the ability to significantly influence our business, and MassMutual’s interest in our business may be different from that of other shareholders.

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

As with all investment management companies, our activities are highly regulated in almost every country in which we conduct business. The regulatory environment in which we operate frequently changes and we have seen a significant increase in regulatory changes, actions and scrutiny in recent years. Without limiting the generality of the foregoing, regulators in the United States and other jurisdictions have taken and can be expected to continue to take a more aggressive posture on bringing enforcement proceedings. Laws and regulations generally grant governmental agencies and industry self-regulatory authorities’ broad administrative discretion over our activities, including the power to require registration or licenses, limit or restrict our business activities, conduct examinations, risk assessments, investigations and capital adequacy reviews and impose remedial programs to address perceived deficiencies. As a result of regulatory oversight, we could face requirements or actions which negatively impact the way in which we conduct business, delay or deny approval for new products or service offerings, cause or contribute to reduced sales or increased redemptions of our products or services, impair the investment performance of other products or services, impact product mix, increase compliance costs and/or impose additional capital requirements. Our regulators likewise have the authority to commence enforcement actions which could lead to sanctions up to and including the revocation of licenses to operate certain businesses, the suspension or expulsion from a particular jurisdiction or market of any of our business organizations or their key personnel or the imposition of fines and censures on us or our employees. Further, regulators across borders could coordinate actions against us as issues arise resulting in impacts on our business in multiple jurisdictions. Judgments or findings of wrongdoing by regulatory or governmental authorities, or in private litigation against us, could affect our reputation, increase our costs of doing business and/or negatively impact our revenues. Any of the effects discussed above could have a material negative impact on our AUM, results of operations, financial condition or liquidity.

A substantial portion of the products and services we offer are regulated by the Securities and Exchange Commission (SEC), Financial Industry Regulatory Authority (FINRA), the Commodity Future Trading Commission (CFTC), the National Futures Association (NFA), the Department of Labor (DOL) and the Texas Department of Banking in the United States and by the Financial Conduct Authority (FCA), the Prudential Regulatory Authority (PRA) in the United Kingdom and the Securities and Futures Commission of Hong Kong (SFC). Subsidiaries operating in the European Union (EU) are subject to various EU Directives, which generally are implemented by member state national legislation and by EU Regulations. Our operations elsewhere in the world are regulated by similar regulatory organizations.

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

Regulatory developments and changes specific to our business will or may include, without limitation:

•Regulations pertaining to the privacy and use, security, transfer and management of personal data with respect to clients, employees and business partners. The General Data Protection Regulation (GDPR) in Europe strengthens privacy rules for individuals in Europe, granting individuals more rights and control over the use of their personal information by organizations doing business with them, and greatly increased penalties for non-compliance. Across the globe, there is ongoing change to update and strengthen privacy regulations, at a state level in the U.S. and in various other jurisdictions we operate. In addition, new or updated rules and requirements were introduced in 2021 on international transfers of personal data, such the updated EU Standard Contractual Clauses (SCC’s) and China’s

Personal Information Protection Law (PIPL), that create additional complexity for global organizations managing personal data within these legal frameworks.
•An increased focus on liquidity in funds (including fixed income funds), an example of which is the SEC’s rules with respect to liquidity and liquidity risk management applicable to certain types of registered U.S. funds, or the recent studies of Global and EU regulators on the resilience of investment funds during the COVID-19 related market turmoil.
•An increased focus on the use of leverage by funds (in particular, leverage attained through derivatives), an example of which is the SEC’s new rules with respect to the use of derivatives and derivatives risk management programs applicable to certain types of registered U.S. funds. New regulations in this area could negatively impact our existing products that employ leverage or derivatives and could impede our ability to bring new products to market.
•EU and UK regulations pertaining to integrating environmental, social and governance (ESG) topics have materially impacted the asset management industry in EU member states and in the UK. For example, the EU’s recent action plan on financing sustainable growth includes initiatives to integrate ESG into the financial system, including such areas as MiFID II, UCITS and AIFMD regulations, through the integration of ESG risks, and new ESG disclosure obligations. We expect the SEC and other regulators in the U.S. to pursue similar initiatives.
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
•Regulations impacting the standard of care that financial intermediaries providing investment recommendations owe to retail investors, under the SEC’s Regulation Best Interest and retirement plans and accountholders, under the DOL’s ERISA fiduciary investment advice rules.
•Increased requirements to provide regulators and investors more granular detail regarding our products and services, including the SEC’s reporting modernization rule applicable to certain types of registered U.S. funds, required reporting to the SEC, CFTC and NFA regarding certain of our products on Forms PF and CPO-PQR, respectively, and MiFID II trade and transaction reporting in the UK and the EU.
•Enhanced licensing and qualification requirements for key personnel, including the United Kingdom Senior Managers and Certification Regime and the Hong Kong SFC's Manager-in-Charge Regime.
•Strengthening standards regarding various ethical matters, including compliance with the Foreign Corrupt Practices Act, the UK Bribery Act and anti-money-laundering laws and regulations.
•Regulations promulgated to address risks of fraud, malfeasance or other adverse consequences stemming from cyber-attacks, and ensure the digital operational resilience of firms.
•Regulations promulgated to address perceptions that the asset management industry, or certain of its entities or activities, pose systematic risks to the financial system.
•The application of antitrust and similar competition laws to the asset management industry, including proposed amendments to the U.S. Hart-Scott-Rodino Act that could require investment managers to make numerous pre-merger notification filings with the U.S. Federal Trade Commission and Department of Justice and the potential for antitrust regulators to limit common ownership of competitive companies by a single fund or affiliated funds. These developments in the application of antitrust and competition laws to our business could impede our ability to provide certain products or limit the AUM of certain investment strategies that we provide.
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

Invesco and certain related entities have in recent years been subject to various legal proceedings, including civil litigation and governmental investigations and enforcement actions. These actions can arise from normal business operations and/or matters that have been the subject of previous regulatory reviews. As a global company with investment products registered in numerous countries and subject to the jurisdiction of one or more regulators in each country, at any given time, our business operations may be subject to review, investigation or disciplinary action. For example, governmental authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to the company's compliance with applicable laws and regulations. Lawsuits or regulatory enforcement actions arising out of these inquiries may in the future be filed against the company and related entities and individuals. See Item 8, Financial Statements and Supplementary Data, Note 20 -- "Commitments and Contingencies," for additional information. Judgments in civil litigation or findings of wrongdoing by regulatory or governmental authorities against us could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our results of operations, financial condition or liquidity.

Legislative and other measures that may be taken by U.S. and/or other governmental authorities could materially increase our tax burden or otherwise adversely affect our financial condition, results of operations or cash flows.

The international tax environment continues to change as a result of both coordinated actions by governments and unilateral measures designed by individual countries, both intended to tackle concerns over base erosion and profit shifting (BEPS) and perceived international tax avoidance techniques. The Organization for Economic Cooperation and Development (OECD) and the European Union are involved in much of the coordinated activity, including the publication of detailed proposals for Global Anti-Base Erosion (GloBE) rules intended to ensure large multinational enterprise groups pay a 15% minimum level of tax on a jurisdictional basis.

We continually assess the impact of various U.S. federal, state and foreign legislative proposals, and modifications to existing tax treaties, which could result in a material increase in our U.S. federal, state or foreign taxes. We cannot predict the outcome of any specific legislative proposals. However, if unfavorable legislation were to be enacted, or if modifications were to be made to certain existing tax treaties, the consequences could have a materially adverse impact on the company, including increasing our tax burden, increasing the cost of our tax compliance or otherwise adversely affecting our future financial condition and liquidity.

In addition, changes in individual and corporate income tax rates, including the capital gains and dividend tax rates, could cause investors to view certain investment products less favorably and reduce investor demand for products and services we offer, which could have an adverse effect on our assets under management and revenues.

Examinations and audits by tax authorities could result in additional tax payments for prior periods.

The company and its subsidiaries are subject to both income and non-income based taxes in the United States and various foreign jurisdictions, which are subject to current and potentially future tax audits. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. Tax authorities may disagree with certain positions we have taken and assess additional taxes (and, in certain cases, interest, fines or penalties). We record tax liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional income taxes will be due. We adjust these liabilities periodically due to changes in interpretations of tax laws, status of tax authority examinations and new regulatory or judicial guidance that could impact the relative merits and risks of tax positions. Due to the complexity of some of these uncertainties, however, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

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
•our Board of Directors, without further shareholder action, is permitted by our Bye-Laws to issue preference shares, in one or more series, and determine by resolution any designations, preferences, qualifications, privileges, limitations, restrictions or special or relative rights of an additional series. The rights of preferred shareholders may supersede the rights of common shareholders;
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

Our access to the capital markets depends significantly on our credit ratings. We have received credit ratings of A3/Stable, BBB+/Stable and A-/Stable from Moody's Investor Services (Moody's), Standard & Poor's Ratings Service (S&P), and Fitch Ratings (Fitch), respectively, as of the date hereof. We believe that rating agency concerns include but are not limited to the fact that our revenues are exposed to equity market volatility and the potential impact from regulatory changes to the industry. Additionally, the rating agencies could decide to downgrade the entire investment management industry, based on their perspective of future growth and solvency. Material deterioration of these factors, and others defined by each rating agency, could result in downgrades to our credit ratings, thereby limiting our ability to access additional financing. Management believes that solid investment grade ratings are an important factor in winning and maintaining institutional business and strives to manage the company to maintain such ratings.

Our credit facility borrowing rates are tied to our credit ratings. A reduction in our long-term credit ratings could increase our borrowing costs, could limit our access to the capital markets and may result in outflows, thereby reducing AUM and revenues. Volatility in global finance markets may also affect our ability to access the capital markets should we seek to do so. If we are unable to access capital markets in a timely manner, our business could be adversely affected.

Insurance may not be available at a reasonable cost to protect us from loss or liability.

We face the inherent risk of loss or liability related to claims from clients, third-party vendors or others, actions taken by regulatory agencies and costs and losses associated with operations failures (which could include cyber incidents). To help protect against these risks, we purchase insurance in amounts, and against potential losses and liabilities, that we consider appropriate, where such insurance is available at prices we deem reasonable. There can be no assurance, however, that a claim or claims will be covered by insurance or, if covered, will not exceed coverage limits, or that an insurer will meet its obligations regarding coverage, or that coverage will continue to be available on a cost effective basis. Insurance costs are impacted by market conditions and the risk profile of the insured and may increase significantly over relatively short periods. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose us to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Our registered office is located in Hamilton, Bermuda, and our corporate headquarters is in leased office space at 1555 Peachtree Street N.E., Suite 1800, Atlanta, Georgia, 30309, U.S.A. Our principal regional centers are maintained in leased facilities, except as noted below, in the following locations:

•Americas: 11 Greenway Plaza, Houston, Texas 77046; 225 Liberty St, New York City, New York 10281
•EMEA: Perpetual Park, Henley-on-Thames, Oxfordshire, RG9 1HH, United Kingdom (owned facilities)
•Asia: Champion Tower, No. 3 Garden Road, Hong Kong

We maintain a global enterprise center in Hyderabad, India in leased facilities at DivyaSree Orion in the Ranga Reddy District of Hyderabad, India. We lease office space in 25 countries.

Item 3.  Legal Proceedings

See Item 8, Financial Statements and Supplementary Data, Note 20, "Commitments and Contingencies" for information regarding legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Invesco Ltd. is organized under the laws of Bermuda, and our common shares are listed and traded on the New York Stock Exchange under the symbol “IVZ.” At January 31, 2022, there were approximately 5,100 holders of record of our common shares.

The following graph illustrates the cumulative total shareholder return of our common shares over the five-year period beginning from the market close on the last trading day of 2016 through and including the last trading day in the fiscal year ended December 31, 2021 and compares it to the cumulative total return of the Standard and Poor's (S&P) 500 Index and to a group of peer investment management companies. This table is not intended to forecast future performance of our common shares.

Cumulative Shareholder Returns

Note:    Current Asset Manager Index includes AB, Bank of New York Mellon, BlackRock, Franklin Resources,
Invesco Ltd., Janus Henderson, Lazard, Northern Trust, State Street and T. Rowe Price.

Prior Asset Manager Index includes Affiliated Managers Group, AB, Ameriprise Financial, Bank of
New York Mellon, BlackRock, Charles Schwab, Eaton Vance, Federated Hermes, Franklin Resources, Invesco Ltd.,
Lazard, Northern Trust, Principal Financial, State Street and T. Rowe Price

Securities Authorized for Issuance under Equity Compensation Plans

The equity compensation plan information required in Item 201(d) of Regulation S-K is set forth in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021 and is incorporated by reference in this Report.

Repurchases of Equity Securities

The following table shows common share repurchase activity during the three months ended December 31, 2021:

Month	Total Number of Common Shares Purchased (1)	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (2) (millions)
October 1 - 31, 2021	17,921	$24.86	—	$732.2
November 1 - 30, 2021	17,780	$25.98	—	$732.2
December 1 - 31, 2021	38,440	$23.47	—	$732.2
	74,141		—
____________
(1)    An aggregate of 74,141 common shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards during the three months ended December 31, 2021.
(2)    At December 31, 2021, a balance of $732.2 million remains available under the common share repurchase authorization approved by the Board on July 22, 2016.

Item 6.  [Reserved]

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management has elected to apply the FAST Act Modernization and Simplification of Regulation S-K, which provides the option to limit the discussion to the two most recent calendar years. The discussion and analysis disclosed herein apply to material changes in the Consolidated Financial Statements for 2021 and 2020. For the comparison of 2020 and 2019, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the company’s 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 19, 2021. The following discussion and analysis of the results of operations and financial condition of Invesco Ltd. and its subsidiaries (collectively, the “company” or “Invesco”) should be read in conjunction with the “Forward-looking Statements” disclosure set forth in Part I and the “Risk Factors” set forth in Item 1A of Part I of this Annual Report on Form 10‑K, each of which describe our risks, uncertainties and other important factors in more detail.

Executive Overview

The following executive overview summarizes the significant trends affecting our results of operations and financial condition for the periods presented. This overview and the remainder of this management's discussion and analysis supplements and should be read in conjunction with the Consolidated Financial Statements of Invesco Ltd. and its subsidiaries and the notes thereto contained elsewhere in this Annual Report on Form 10-K.

The table below summarizes the year ended December 31 returns based on price appreciation/(depreciation) of several major market indices for 2021 and 2020:

		Year ended December 31,
Equity Index	Index expressed in currency	2021	2020
S&P 500	U.S. Dollar	26.9%	16.3%
FTSE 100	British Pound	14.3%	(14.3)%
FTSE 100	U.S. Dollar	13.3%	(11.8)%
Nikkei 225	Japanese Yen	4.9%	16.0%
Nikkei 225	U.S. Dollar	(6.0)%	22.4%
MSCI Emerging Markets	U.S. Dollar	(4.6)%	15.8%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	(1.5)%	7.5%

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

Update on significant events and transactions

We remain highly focused on our capital management and believe we are making solid progress in our efforts to build financial flexibility. Our credit facility balance was zero as of December 31, 2021, consistent with our commitment to improve our leverage profile. We fully settled our remaining forward contracts liability of $309 million in the first half of 2021. We renegotiated our $1.5 billion credit facility, extending the maturity date to April 26, 2026 under favorable terms and conditions. As a result of our progress, the Board approved a 10% increase in our dividend to $0.17 per share in the second quarter of 2021. We remain committed to a sustainable dividend policy and to returning capital to shareholders longer term through a combination of modestly increasing dividends and share repurchases. On January 25, 2022, the company announced its intention to repurchase up to $200 million in common stock in the first quarter of 2022, subject to market conditions.

As previously disclosed by the company, in the fourth quarter of 2019, the company identified an accounting matter related to certain OppenheimerFunds funds’ financial statements and in 2020 recorded an estimated liability related to the matter. In 2021, the company reduced the estimated liability to $254.3 million, which resulted in a benefit of $131.1 million recorded in transaction, integration and restructuring expense. During the fourth quarter of 2021, Invesco paid $254.3 million in fund shareholder reimbursements to complete remediation of this matter. Also in the fourth quarter of 2021, the company received an insurance recovery of $100.0 million related to the matter, which is reflected as a benefit to transaction, integration and restructuring expense. See Item 8, Financial Statements and Supplementary Data Note 20, "Commitments and Contingencies," for additional details regarding the accounting matter.

As previously disclosed, we have undertaken a strategic evaluation of our business focusing on four key areas of our expense base: our organizational model, our real estate footprint, management of third party spend and technology and operations efficiency. Through this evaluation, we have invested and will continue to invest in key areas of growth aligned with our strategic plan, including ETFs, Fixed Income, China, Solutions, Alternatives and Global Equities, which has had a positive impact on the results for the year. This helped us achieve six straight quarters of net long-term inflows across a variety of products.

While investing in key areas of growth, we plan to create permanent annual net operating expense improvements of $200 million. A significant element of the savings will be generated from realigning our workforce to support key areas of growth as well as repositioning some of our workforce to lower cost locations. We have exceeded our cumulative 2021 targeted savings of $150 million. In 2021, we realized $137 million in annualized savings, which when combined with the $30 million in annualized savings realized in 2020, results in $167 million, or 84%, of our $200 million net savings expectation. The remainder of our net savings is expected to be realized by the end of 2022. Remaining restructuring costs related to the strategic evaluation are estimated to be in a range of $30 million to $55 million through the end of 2022, with nearly $220 million incurred since we began the strategic evaluation.

In April 2021, we announced plans to transition to State Street’s Alpha platform, an asset servicing platform that will integrate front, middle and back office investment services. The migration to Alpha is expected to simplify Invesco’s investment infrastructure to improve scale, reduce risk and improve operating efficiency, allowing Invesco to create a global operating model that will standardize and streamline its investment operations. The integration began in the second quarter of 2021, with completion scheduled in 2024.

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

Looking ahead, we will balance our employees’ desire for increased flexibility with the needs of our clients and our business as we define our approach to transitioning to “new normal” ways of working in a post-COVID-19 world. The vast majority of employees will be working in their assigned office location at least part of the time and will either be working in-office, working remotely or (for the significant majority of employees) working in a hybrid of these two models. Decisions regarding office location and flexibility are supported by internal research focused on the needs of our employees and clients. This overall, thoughtful and coordinated approach helps ensure our ability to continue to meet the needs of our clients as well as our employees.

Other External Factors Impacting Invesco

Invesco, similar to the broader industry, is transitioning its corporate and investment exposure away from LIBOR to alternative risk-free rates according to regulator and working group defined timelines and guidance. Invesco continues to actively monitor its portfolios holding LIBOR based instruments and strategies utilizing LIBOR as a benchmark and/or performance target and remediate as necessary.

Regarding operational readiness, Invesco has implemented a number of process and system enhancements to support the remediation of legacy LIBOR instruments as well as trading of new alternative reference rate-linked instruments. Invesco continues to engage external service providers and technology vendors to validate whether they can support transition activities and requirements, including processing of fallback language following the applicable LIBOR cessation dates. Invesco continues to monitor overall industry transition progress and completes ongoing analysis of the suitability of alternative risk-free rates in executing Invesco’s LIBOR transition plan. Despite Invesco’s preparations, the discontinuance of LIBOR may adversely affect the amount of interest or other amounts payable or receivable on certain portfolio investments. These changes may also impact the market liquidity and market value of these portfolio investments.

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

The impact of CIP is so significant to the presentation of the company’s Consolidated Financial Statements that the company has elected to deconsolidate these products in its non-GAAP disclosures (among other adjustments). See Schedule of Non-GAAP Information for additional information regarding these adjustments. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow after the Assets Under Management discussion:

•Results of Operations (year ended December 31, 2021 compared to December 31, 2020);
•Schedule of Non-GAAP Information;
•Balance Sheet Discussion; and
•Liquidity and Capital Resources.

To assess the impact of CIP on the company's Results of Operations and Balance Sheet Discussion, refer to Part II, Item 8, Financial Statements, Note 21, "Consolidated Investment Products." The impact on the company's results of operations is illustrated by a column which shows the dollar-value change in the consolidated figures, as caused by the consolidation of CIP. For example, the impact of CIP on operating revenues for the year ended December 31, 2021 was a reduction of $42.4 million. This indicates that their consolidation reduced consolidated revenues by this amount, reflecting the elimination upon their consolidation of the operating revenues earned by Invesco for managing these investment products.

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

Summary Operating Information

Summary operating information for 2021, 2020 and 2019 is presented in the table below.

$ in millions, other than per common share amounts, operating margins and AUM	Year ended December 31,
U.S. GAAP Financial Measures Summary	2021	2020	2019
Operating revenues	6,894.5	6,145.6	6,117.4
Operating income	1,788.2	920.4	808.2
Operating margin	25.9%	15.0%	13.2%
Net income attributable to Invesco Ltd.	1,393.0	524.8	564.7
Diluted EPS	2.99	1.13	1.28

Non-GAAP Financial Measures Summary
Net revenues (1)	5,261.1	4,501.0	4,415.1
Adjusted operating income (2)	2,182.6	1,664.5	1,655.8
Adjusted operating margin (2)	41.5%	37.0%	37.5%
Adjusted net income attributable to Invesco Ltd. (3)	1,439.6	892.9	1,124.0
Adjusted diluted EPS (3)	3.09	1.93	2.55

Assets Under Management
Ending AUM (billions)	1,610.9	1,349.9	1,226.2
Average AUM (billions)	1,499.9	1,194.9	1,094.4
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

	Benchmark Comparison				Peer Group Comparison
	% of AUM In Top Half of Benchmark				% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	10yr	1yr	3yr	5yr	10yr
Equities (2)
U.S. Core (4%)	55%	19%	15%	15%	62%	28%	15%	1%
U.S. Growth (7%)	45%	45%	45%	45%	28%	65%	52%	52%
U.S. Value (6%)	58%	53%	38%	50%	53%	53%	5%	34%
Sector (2%)	22%	40%	96%	80%	41%	82%	63%	63%
UK (1%)	67%	42%	42%	44%	41%	29%	18%	31%
Canadian (<1%)	100%	76%	41%	35%	76%	76%	41%	35%
Asian (3%)	50%	82%	87%	91%	18%	10%	58%	73%
Continental European (2%)	65%	16%	10%	90%	59%	6%	22%	55%
Global (7%)	9%	81%	77%	81%	11%	13%	31%	90%
Global Ex U.S. and Emerging Markets (12%)	36%	90%	90%	90%	26%	20%	68%	70%
Fixed Income (2)
Money Market (18%)	93%	99%	99%	100%	78%	78%	79%	99%
U.S. Fixed Income (12%)	94%	88%	96%	96%	80%	86%	90%	91%
Global Fixed Income (6%)	79%	91%	87%	98%	77%	74%	80%	86%
Stable Value (5%)	100%	100%	100%	100%	97%	97%	97%	100%
Other (2)
Alternatives (7%)	80%	50%	52%	40%	59%	43%	48%	49%
Balanced (8%)	35%	66%	63%	63%	60%	86%	62%	94%
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

AUM measured in the one, three, five and ten year quartile rankings represents 48%, 47%, 46% and 42% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three, five and ten year basis represents 59%, 57%, 55% and 50% of total Invesco AUM as of December 31, 2021. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (e.g., Morningstar, IA, Lipper, eVestment, Mercer, Galaxy, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

(2)    Numbers in parenthesis reflect AUM for each investment product (see Note 1 above for exclusions) as a percentage of the total AUM for the 5 year peer group ($743.3 billion).
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

Changes in AUM were as follows:

	2021			2020			2019
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive	Total AUM	Active	Passive
January 1	1,349.9	979.3	370.6	1,226.2	929.2	297.0	888.2	667.2	221.0
Long-term inflows	426.8	260.2	166.6	310.9	204.3	106.6	227.5	146.8	80.7
Long-term outflows	(345.4)	(242.0)	(103.4)	(326.6)	(236.1)	(90.5)	(261.9)	(196.5)	(65.4)
Net long-term flows	81.4	18.2	63.2	(15.7)	(31.8)	16.1	(34.4)	(49.7)	15.3
Net flows in non-management fee earning AUM	20.6	(0.1)	20.7	(5.1)	—	(5.1)	9.2	(0.1)	9.3
Net flows in money market funds	39.7	39.7	—	14.3	14.3	—	(2.0)	(2.0)	—
Total net flows	141.7	57.8	83.9	(6.5)	(17.5)	11.0	(27.2)	(51.8)	24.6
Reinvested distributions	31.6	31.6	—	16.9	16.9	—	17.9	17.9	—
Market gains and losses	94.0	18.3	75.7	103.0	40.8	62.2	120.4	73.5	46.9
Acquisitions (1)	—	—	—	—	—	—	224.4	219.9	4.5
Foreign currency translation	(6.3)	(4.5)	(1.8)	10.3	9.9	0.4	2.5	2.5	—
December 31	1,610.9	1,082.5	528.4	1,349.9	979.3	370.6	1,226.2	929.2	297.0
Average AUM
Average long-term AUM	1,177.1	919.1	258.0	952.0	784.6	167.4	887.1	734.7	152.4
Average AUM	1,499.9	1,050.2	449.7	1,194.9	893.0	301.9	1,094.4	830.1	264.3
Revenue yield
Gross revenue yield on AUM (2)	48.7	61.9	20.3	53.7	65.4	21.0	57.8	69.1	23.9
Gross revenue yield on AUM before performance fees (2)	48.3	61.3	20.3	53.1	64.6	21.0	56.8	67.8	23.9
Net revenue yield on AUM (3)	35.1	44.8	12.3	37.7	46.4	12.0	40.3	48.6	14.6
Net revenue yield on AUM before performance fees (3)	34.5	44.0	12.3	36.8	45.2	12.0	39.4	47.2	14.6
____________
(1)    The acquisition of OppenheimerFunds business on May 24, 2019 added $224.4 billion in AUM at that date.

(2)    Gross revenue yield on AUM is equal to annualized total operating revenues divided by average AUM, excluding Invesco Great Wall AUM. The average AUM for Invesco Great Wall was $84.0 billion in 2021 (2020: $50.0 billion, 2019: $35.6 billion). It is appropriate to exclude the average AUM of Invesco Great Wall for purposes of computing gross revenue yield on AUM, because the revenues resulting from these AUM are not presented in our operating revenues. Under U.S. GAAP, our share of the net income of Invesco Great Wall Fund Management Company (“Invesco Great Wall”) is recorded as equity in earnings of unconsolidated affiliates on our Consolidated Statements of Income. Gross revenue yield, the most comparable U.S. GAAP-based measure to net revenue yield, is not considered a meaningful effective fee rate measure. Additionally, the numerator of the gross revenue yield measure, operating revenues, excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Therefore, the gross revenue yield measure is not considered representative of the company’s effective fee rate from AUM.

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

Average AUM during the year ended December 31, 2021 were $1,499.9 billion, compared to $1,194.9 billion for the year ended December 31, 2020.

Market Returns

Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. The table in the “Executive Overview” section of this Management’s Discussion and Analysis summarizes returns based on price appreciation/(depreciation) of several major market indices for the years ended December 31, 2021 and December 31, 2020.

Foreign Exchange Rates

During the year ended December 31, 2021, we experienced decreases in AUM of $6.3 billion due to changes in foreign exchange rates (December 31, 2020: AUM increased by $10.3 billion).

Revenue Yield

Changes in our AUM mix significantly impact our net revenue yield. Passive AUM generally earn a lower effective fee rate than active asset classes, and changes in the mix of products therefore have an impact on our net revenue yield. At the industry level, investors continue to shift towards passive products and away from active, and Invesco is well-positioned to respond to this trend due to the breadth, strength and diversified nature of our business. In addition, as a significant proportion of our AUM is based outside of the U.S., changes in foreign exchange rates result in a change to the mix of U.S. Dollar denominated AUM with AUM denominated in other currencies. As fee rates differ across geographic locations, changes to exchange rates have an impact on the net revenue yields.

In the year ended December 31, 2021, the net revenue yield was 35.1 basis points compared to 37.7 basis points in the year ended December 31, 2020, a decrease of 2.6 basis points.

During 2021, net revenue yield continued to decline as a result of client demand-driven shifts in the AUM mix towards passive, lower-fee products, which generally have lower fees than active products. In the year ended December 31, 2021, the net revenue yield on passive AUM was 12.3 basis points compared to 44.8 basis points on active AUM.

At December 31, 2021, passive AUM were $528.4 billion, representing 32.8% of total AUM at that date; whereas at December 31, 2020, passive AUM were $370.6 billion, representing 27.5% of our total AUM at that date.

Passive AUM includes our QQQ ETF, for which we do not receive a management fee but which delivers significant marketing and brand value and increases Invesco’s footprint, leadership and relevance in the ETF market. At December 31, 2021, the QQQ fund represented $214.9 billion, or 40.7% of passive AUM and 13.3% of total AUM. At December 31, 2020, the QQQ fund represented $152.5 billion, or 41.1% of passive AUM and 11.3% of total AUM.

Despite the growth in our QQQ ETF, the net revenue yield on passive AUM increased from 12.0 basis points for the year ended December 31, 2020 to 12.3 basis points for the year ended December 31, 2021, an increase of 0.3 basis points. We saw a greater proportion of inflows into relatively higher fee passive products.

At December 31, 2021, active AUM were $1,082.5 billion, representing 67.2% of total AUM at that date; whereas at December 31, 2020, active AUM were $979.3 billion, representing 72.5% of our total AUM at that date. We also saw a greater proportion of inflows into fixed income and relatively lower fee active products. These changes have decreased the net revenue yield on active AUM from 46.4 basis points for the year ended December 31, 2020 to 44.8 basis points for the year ended December 31, 2021.

Also contributing to the decline in net revenue yield were the higher discretionary money market fee waivers, as mentioned in Note 1, "Accounting Policies," which negatively impacts net revenue yield on active AUM. The changes described above have adversely impacted our revenue and resulting revenue yields, and we expect they will continue to pressure revenues and yields in the near term.

Changes in our AUM by channel, asset class, and client domicile, and average AUM by asset class, are presented below:

Total AUM by Channel (1)

$ in billions	Total	Retail	Institutional
December 31, 2020	1,349.9	947.1	402.8
Long-term inflows	426.8	301.2	125.6
Long-term outflows	(345.4)	(265.7)	(79.7)
Net long-term flows	81.4	35.5	45.9
Net flows in non-management fee earning AUM	20.6	20.2	0.4
Net flows in money market funds	39.7	3.3	36.4
Total net flows	141.7	59.0	82.7
Reinvested distributions	31.6	31.1	0.5
Market gains and losses	94.0	69.0	25.0
Foreign currency translation	(6.3)	0.3	(6.6)
December 31, 2021	1,610.9	1,106.5	504.4

December 31, 2019	1,226.2	878.2	348.0
Long-term inflows	310.9	221.6	89.3
Long-term outflows	(326.6)	(267.6)	(59.0)
Net long-term flows	(15.7)	(46.0)	30.3
Net flows in non-management fee earning AUM	(5.1)	7.2	(12.3)
Net flows in money market funds	14.3	2.0	12.3
Total net flows	(6.5)	(36.8)	30.3
Reinvested distributions	16.9	16.3	0.6
Market gains and losses	103.0	85.4	17.6
Foreign currency translation	10.3	4.0	6.3
December 31, 2020	1,349.9	947.1	402.8

December 31, 2018	888.2	566.7	321.5
Long-term inflows	227.5	175.2	52.3
Long-term outflows	(261.9)	(210.4)	(51.5)
Net long-term flows	(34.4)	(35.2)	0.8
Net flows in non-management fee earning AUM	9.2	4.9	4.3
Net flows in money market funds	(2.0)	4.2	(6.2)
Total net flows	(27.2)	(26.1)	(1.1)
Reinvested distributions	17.9	17.6	0.3
Market gains and losses	120.4	102.4	18.0
Acquisitions (4)	224.4	215.8	8.6
Foreign currency translation	2.5	1.8	0.7
December 31, 2019	1,226.2	878.2	348.0
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (1)

$ in billions	Total	Retail	Institutional
December 31, 2020	370.6	346.0	24.6
Long-term inflows	166.6	137.7	28.9
Long-term outflows	(103.4)	(97.8)	(5.6)
Net long-term flows	63.2	39.9	23.3
Net flows in non-management fee earning AUM	20.7	20.3	0.4
Total net flows	83.9	60.2	23.7
Market gains and losses	75.7	69.1	6.6
Foreign currency translation	(1.8)	(0.5)	(1.3)
December 31, 2021	528.4	474.8	53.6

December 31, 2019	297.0	275.8	21.2
Long-term inflows	106.6	93.6	13.0
Long-term outflows	(90.5)	(89.0)	(1.5)
Net long-term flows	16.1	4.6	11.5
Net flows in non-management fee earning AUM	(5.1)	7.3	(12.4)
Total net flows	11.0	11.9	(0.9)
Market gains and losses	62.2	57.9	4.3
Foreign currency translation	0.4	0.4	—
December 31, 2020	370.6	346.0	24.6

December 31, 2018	221.0	204.6	16.4
Long-term inflows	80.7	80.1	0.6
Long-term outflows	(65.4)	(65.4)	—
Net long-term flows	15.3	14.7	0.6
Net flows in non-management fee earning AUM	9.3	5.1	4.2
Total net flows	24.6	19.8	4.8
Market gains and losses	46.9	46.9	—
Acquisitions (4)	4.5	4.5	—
December 31, 2019	297.0	275.8	21.2
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class (2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2020	1,349.9	689.6	296.4	78.9	108.5	176.5
Long-term inflows	426.8	205.0	118.1	48.5	—	55.2
Long-term outflows	(345.4)	(182.1)	(76.8)	(40.8)	—	(45.7)
Net long-term flows	81.4	22.9	41.3	7.7	—	9.5
Net flows in non-management fee earning AUM	20.6	20.6	—	—	—	—
Net flows in money market funds	39.7	—	—	—	39.7	—
Total net flows	141.7	43.5	41.3	7.7	39.7	9.5
Reinvested distributions	31.6	25.4	1.9	2.7	—	1.6
Market gains and losses	94.0	85.9	(2.0)	(1.1)	—	11.2
Foreign currency translation	(6.3)	(2.8)	(2.8)	0.4	0.6	(1.7)
December 31, 2021	1,610.9	841.6	334.8	88.6	148.8	197.1
Average AUM	1,499.9	778.3	316.1	86.5	131.1	187.9
% of total average AUM	100.0%	51.9%	21.1%	5.8%	8.7%	12.5%

December 31, 2019	1,226.2	598.8	283.5	67.3	91.4	185.2
Long-term inflows	310.9	134.6	102.9	30.5	—	42.9
Long-term outflows	(326.6)	(167.4)	(76.8)	(29.7)	—	(52.7)
Net long-term flows	(15.7)	(32.8)	26.1	0.8	—	(9.8)
Net flows in non-management fee earning AUM	(5.1)	17.2	(22.3)	—	—	—
Net flows in money market funds	14.3	—	—	—	14.3	—
Total net flows	(6.5)	(15.6)	3.8	0.8	14.3	(9.8)
Reinvested distributions	16.9	11.5	2.3	1.8	—	1.3
Market gains and losses	103.0	92.2	4.7	7.1	1.2	(2.2)
Foreign currency translation	10.3	2.7	2.1	1.9	1.6	2.0
December 31, 2020	1,349.9	689.6	296.4	78.9	108.5	176.5
Average AUM	1,194.9	573.1	275.3	65.1	108.4	173.0
% of total average AUM	100.0%	48.0%	23.0%	5.4%	9.1%	14.5%

December 31, 2018	888.2	369.1	208.6	55.4	89.9	165.2
Long-term inflows	227.5	100.9	68.0	18.8	0.2	39.6
Long-term outflows	(261.9)	(132.4)	(53.9)	(20.4)	(0.1)	(55.1)
Net long-term flows	(34.4)	(31.5)	14.1	(1.6)	0.1	(15.5)
Net flows in non-management fee earning AUM	9.2	2.9	6.3	—	—	—
Net flows in money market funds	(2.0)	—	—	—	(2.0)	—
Total net flows	(27.2)	(28.6)	20.4	(1.6)	(1.9)	(15.5)
Reinvested distributions	17.9	12.9	1.6	1.9	—	1.5
Market gains and losses	120.4	94.0	9.9	7.6	—	8.9
Acquisitions (4)	224.4	149.7	42.5	3.7	3.7	24.8
Foreign currency translation	2.5	1.7	0.5	0.3	(0.3)	0.3
December 31, 2019	1,226.2	598.8	283.5	67.3	91.4	185.2
Average AUM	1,094.4	503.9	253.8	62.1	95.4	179.2
% of total average AUM	100.0%	46.0%	23.2%	5.7%	8.7%	16.4%
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class (2)

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2020	370.6	306.4	37.0	1.0	—	26.2
Long-term inflows	166.6	134.1	14.6	0.2	—	17.7
Long-term outflows	(103.4)	(83.2)	(8.9)	—	—	(11.3)
Net long-term flows	63.2	50.9	5.7	0.2	—	6.4
Net flows in non-management fee earning AUM	20.7	20.7	0.1	(0.1)	—	—
Total net flows	83.9	71.6	5.8	0.1	—	6.4
Market gains and losses	75.7	75.1	(0.7)	0.1	—	1.2
Foreign currency translation	(1.8)	(1.1)	(0.4)	—	—	(0.3)
December 31, 2021	528.4	452.0	41.7	1.2	—	33.5
Average AUM	449.7	376.8	41.1	1.1	—	30.7
% of total average AUM	100.0%	83.8%	9.2%	0.2%	—%	6.8%

December 31, 2019	297.0	217.1	58.9	0.9	—	20.1
Long-term inflows	106.6	73.4	12.6	0.1	—	20.5
Long-term outflows	(90.5)	(63.0)	(11.5)	—	—	(16.0)
Net long-term flows	16.1	10.4	1.1	0.1	—	4.5
Net flows in non-management fee earning AUM	(5.1)	17.2	(22.3)	—	—	—
Total net flows	11.0	27.6	(21.2)	0.1	—	4.5
Market gains and losses	62.2	61.4	(0.8)	—	—	1.6
Foreign currency translation	0.4	0.3	0.1	—	—	—
December 31, 2020	370.6	306.4	37.0	1.0	—	26.2
Average AUM	301.9	237.5	40.8	0.8	—	22.9
% of total average AUM	100.0%	78.6%	13.5%	0.3%	—%	7.6%

December 31, 2018	221.0	155.3	47.2	0.7	—	17.8
Long-term inflows	80.7	57.9	10.9	0.1	—	11.8
Long-term outflows	(65.4)	(48.2)	(6.0)	—	—	(11.2)
Net long-term flows	15.3	9.7	4.9	0.1	—	0.6
Net flows in non-management fee earning AUM	9.3	3.0	6.3	—	—	—
Total net flows	24.6	12.7	11.2	0.1	—	0.6
Market gains and losses	46.9	44.7	0.4	0.1	—	1.7
Acquisitions (4)	4.5	4.5	—	—	—	—
Foreign currency translation	—	(0.1)	0.1	—	—	—
December 31, 2019	297.0	217.1	58.9	0.9	—	20.1
Average AUM	264.3	189.2	55.7	0.8	—	18.6
% of total average AUM	100.0%	71.6%	21.1%	0.3%	—%	7.0%
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile (3)

$ in billions	Total	Americas	Asia Pacific	EMEA ex UK	UK
December 31, 2020	1,349.9	959.9	171.3	151.7	67.0
Long-term inflows	426.8	213.2	139.0	64.8	9.8
Long-term outflows	(345.4)	(197.7)	(71.8)	(54.4)	(21.5)
Net long-term flows	81.4	15.5	67.2	10.4	(11.7)
Net flows in non-management fee earning AUM	20.6	15.9	2.4	2.5	(0.2)
Net flows in money market funds	39.7	35.7	4.1	(0.1)	—
Total net flows	141.7	67.1	73.7	12.8	(11.9)
Reinvested distributions	31.6	31.2	0.1	—	0.3
Market gains and losses	94.0	74.4	5.9	9.1	4.6
Foreign currency translation	(6.3)	(0.1)	(3.7)	(2.1)	(0.4)
December 31, 2021	1,610.9	1,132.5	247.3	171.5	59.6

December 31, 2019	1,226.2	879.5	128.6	143.7	74.4
Long-term inflows	310.9	176.2	64.1	57.6	13.0
Long-term outflows	(326.6)	(206.7)	(44.8)	(55.5)	(19.6)
Net long-term flows	(15.7)	(30.5)	19.3	2.1	(6.6)
Net flows in non-management fee earning AUM	(5.1)	3.6	0.7	(9.6)	0.2
Net flows in money market funds	14.3	10.9	3.1	0.2	0.1
Total net flows	(6.5)	(16.0)	23.1	(7.3)	(6.3)
Reinvested distributions	16.9	16.6	0.1	—	0.2
Market gains and losses	103.0	79.3	13.7	12.7	(2.7)
Foreign currency translation	10.3	0.5	5.8	2.7	1.3
December 31, 2020	1,349.9	959.9	171.3	151.8	66.9

December 31, 2018	888.2	581.6	104.5	125.5	76.6
Long-term inflows	227.5	124.6	42.1	51.7	9.1
Long-term outflows	(261.9)	(158.2)	(33.8)	(49.7)	(20.2)
Net long-term flows	(34.4)	(33.6)	8.3	2.0	(11.1)
Net flows in non-management fee earning AUM	9.2	6.3	0.3	2.4	0.2
Net flows in money market funds	(2.0)	(3.9)	4.2	(2.3)	—
Total net flows	(27.2)	(31.2)	12.8	2.1	(10.9)
Reinvested distributions	17.9	17.5	—	—	0.4
Market gains and losses	120.4	88.1	11.5	15.3	5.5
Transfer	—	(1.3)	—	1.6	(0.3)
Acquisitions (4)	224.4	223.7	—	—	0.7
Foreign currency translation	2.5	1.1	(0.2)	(0.8)	2.4
December 31, 2019	1,226.2	879.5	128.6	143.7	74.4
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile (3)

$ in billions	Total	Americas	Asia Pacific	EMEA ex UK	UK
December 31, 2020	370.6	303.0	7.9	58.9	0.8
Long-term inflows	166.6	99.6	28.5	37.5	1.0
Long-term outflows	(103.4)	(72.3)	(4.4)	(25.9)	(0.8)
Net long-term flows	63.2	27.3	24.1	11.6	0.2
Net flows in non-management fee earning AUM	20.7	16.1	2.3	2.5	(0.2)
Total net flows	83.9	43.4	26.4	14.1	—
Market gains and losses	75.7	61.6	5.6	8.4	0.1
Foreign currency translation	(1.8)	—	(1.4)	(0.4)	—
December 31, 2021	528.4	408.0	38.5	81.0	0.9

December 31, 2019	297.0	240.0	4.9	51.4	0.7
Long-term inflows	106.6	67.6	2.8	35.5	0.7
Long-term outflows	(90.5)	(59.5)	(2.2)	(27.9)	(0.9)
Net long-term flows	16.1	8.1	0.6	7.6	(0.2)
Net flows in non-management fee earning AUM	(5.1)	3.6	0.7	(9.6)	0.2
Total net flows	11.0	11.7	1.3	(2.0)	—
Market gains and losses	62.2	51.4	1.7	9.0	0.1
Foreign currency translation	0.4	(0.1)	—	0.5	—
December 31, 2020	370.6	303.0	7.9	58.9	0.8

December 31, 2018	221.0	184.0	3.7	32.6	0.7
Long-term inflows	80.7	48.6	1.9	29.7	0.5
Long-term outflows	(65.4)	(42.6)	(2.1)	(20.3)	(0.4)
Net long-term flows	15.3	6.0	(0.2)	9.4	0.1
Net flows in non-management fee earning AUM	9.3	6.4	0.3	2.4	0.2
Total net flows	24.6	12.4	0.1	11.8	0.3
Market gains and losses	46.9	39.1	1.1	7.0	(0.3)
Acquisitions (4)	4.5	4.5	—	—	—
December 31, 2019	297.0	240.0	4.9	51.4	0.7
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

Results of Operations for the Year Ended December 31, 2021 compared to December 31, 2020

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

The results of the OppenheimerFunds acquisition are included from May 24, 2019 (date of acquisition).

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

				Variance
	Years ended December 31,			2021 vs 2020		2020 vs 2019
$ in millions	2021	2020	2019	$ Change	% Change	$ Change	% Change
Investment management fees	4,995.9	4,451.0	4,506.3	544.9	12.2%	(55.3)	(1.2)%
Service and distribution fees	1,596.4	1,419.0	1,276.5	177.4	12.5%	142.5	11.2%
Performance fees	56.1	65.6	102.2	(9.5)	(14.5)%	(36.6)	(35.8)%
Other	246.1	210.0	232.4	36.1	17.2%	(22.4)	(9.6)%
Total operating revenues	6,894.5	6,145.6	6,117.4	748.9	12.2%	28.2	0.5%

Invesco Great Wall	473.5	263.2	157.2	210.3	79.9%	106.0	67.4%
Revenue Adjustments:
Investment management fees	(844.1)	(779.8)	(814.4)	(64.3)	8.2%	34.6	(4.2)%
Service and distribution fees	(1,087.5)	(986.1)	(886.3)	(101.4)	10.3%	(99.8)	11.3%
Other	(217.7)	(181.7)	(192.3)	(36.0)	19.8%	10.6	(5.5)%
Total Revenue Adjustments (1)	(2,149.3)	(1,947.6)	(1,893.0)	(201.7)	10.4%	(54.6)	2.9%
CIP	42.4	39.8	33.5	2.6	6.5%	6.3	18.8%
Net revenues (2)	5,261.1	4,501.0	4,415.1	760.1	16.9%	85.9	1.9%
_________
(1)    Total revenue adjustments include investment management, service and distribution, and other revenues that are passed through and equal the same amount as the third party distribution, service and advisory expenses.

(2)    Net revenues are operating revenues less revenue adjustments, plus net revenues from Invesco Great Wall, plus management and performance fees earned from CIP. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

The impact of foreign exchange rate movements increased operating revenues by $87.6 million, equivalent to 1.3% of total operating revenues during the year ended December 31, 2021 when compared to the year ended December 31, 2020 ($13.2 million increase in 2020 or 0.2% of 2020 total operating revenues).

Additionally, our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period.

Investment Management Fees

Investment management fees increased by $544.9 million (12.2%) in the year ended December 31, 2021, to $4,995.9 million (year ended December 31, 2020: $4,451.0 million). The impact of foreign exchange rate movements increased investment management fees by $75.8 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020. After allowing for foreign exchange movements, investment management fees increased by $469.1 million (10.5%) as a result of a 25.5% increase in average AUM, partially offset by lower revenue yields when compared to the 2020 period. Net revenue yield has declined as a result of shifts in the AUM mix towards passive, lower-fee products. Additionally, higher discretionary money market fee waivers adversely impacted the net revenue yield on active AUM.

See the company's disclosures regarding the changes in AUM and revenue yields during the years ended December 31, 2021 and December 31, 2020 in the “Assets Under Management” section above for additional information regarding the impact of changes in AUM on management fee yields.

Service and Distribution Fees

In the year ended December 31, 2021, service and distribution fees increased by $177.4 million (12.5%) to $1,596.4 million (year ended December 31, 2020: $1,419.0 million). The impact of foreign exchange rate movements increased service and distribution fees by $11.3 million in the year ended December 31, 2021 as compared to the year ended December 31, 2020. After allowing for foreign exchange movements, service and distribution fees increased by $166.1 million. The total increase is driven by higher distribution fees of $87.7 million, transfer agency fees of $43.6 million and administrative fees of $32.7 million. The increase is primarily driven by higher AUM to which these fees apply.

Performance Fees

Of our $1,610.9 billion in AUM at December 31, 2021, approximately $62.2 billion or 3.9%, could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts. Of our $1,349.9 billion in AUM at December 31, 2020, approximately $59.1 billion or 4.4%, could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts.

In the year ended December 31, 2021, performance fees decreased by $9.5 million (14.5%) to $56.1 million (year ended December 31, 2020: $65.6 million). Performance fees in 2021 were primarily generated from real estate, institutional products and various institutional mandates in Japan. Performance fees in 2020 were primarily generated from real estate, fixed income, UK closed end funds and institutional products.

Other Revenues

In the year ended December 31, 2021, other revenues increased by $36.1 million (17.2%) to $246.1 million (year ended December 31, 2020: $210.0 million). The impact of foreign exchange rate movements increased other revenues by $0.5 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in other revenues was primarily driven by increases in front end fees of $29.3 million and real estate transaction fees of $4.2 million.

Invesco Great Wall

The company’s most significant joint venture arrangement is our 49% investment in Invesco Great Wall Fund Management Company Limited (the “Invesco Great Wall” joint venture). Management believes that the revenues from Invesco Great Wall should be added to total operating revenues to arrive at net revenues, as it is important to evaluate the contribution to the business that Invesco Great Wall is making. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues.

Management reflects 100% of Invesco Great Wall in its net revenues and adjusted operating expenses. The company’s non-GAAP operating results reflect the economics of these holdings on a basis consistent with the underlying AUM and flows. Adjusted net income is reduced by the amount of earnings attributable to the 51% non-controlling interest.

Net revenues from Invesco Great Wall were $473.5 million and average AUM was $84.0 billion for the year ended December 31, 2021 (net revenues were $263.2 million and average AUM was $50.0 billion, for the year ended December 31, 2020). The impact of foreign exchange rate movements for the year ended December 31, 2021 increased net revenues from Invesco Great Wall by $29.6 million as compared to the year ended December 31, 2020. After allowing for foreign exchange movements, net revenues from Invesco Great Wall were $443.9 million. The increase in revenue is a result of higher AUM and improved net revenue yield on Invesco Great Wall.

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

Management and performance fees earned from CIP increased by $2.6 million to $42.4 million in the year ended December 31, 2021 (year ended December 31, 2020: $39.8 million). The increase is due to increased management fees earned from newly launched retail funds and CLOs.

Operating Expenses

The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

				Variance
	Years ended December 31,			2021 vs 2020		2020 vs 2019
$ in millions	2021	2020	2019	$ Change	% Change	$ Change	% Change
Third-party distribution, service and advisory	2,149.3	1,947.6	1,893.0	201.7	10.4%	54.6	2.9%
Employee compensation	1,911.3	1,807.9	1,709.3	103.4	5.7%	98.6	5.8%
Marketing	98.6	83.3	135.6	15.3	18.4%	(52.3)	(38.6)%
Property, office and technology	526.0	512.3	494.1	13.7	2.7%	18.2	3.7%
General and administrative	424.1	480.8	404.2	(56.7)	(11.8)%	76.6	19.0%
Transaction, integration and restructuring	(65.9)	330.8	620.3	(396.7)	N/A	(289.5)	(46.7)%
Amortization of intangibles (1)	62.9	62.5	52.7	0.4	0.6%	9.8	18.6%
Total operating expenses	5,106.3	5,225.2	5,309.2	(118.9)	(2.3)%	(84.0)	(1.6)%

The table below sets forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	2021	% of Total Operating Expenses	% of Operating Revenues	2020	% of Total Operating Expenses	% of Operating Revenues	2019	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	2,149.3	42.1%	31.2%	1,947.6	37.3%	31.7%	1,893.0	35.7%	30.9%
Employee compensation	1,911.3	37.4%	27.7%	1,807.9	34.6%	29.4%	1,709.3	32.2%	27.9%
Marketing	98.6	1.9%	1.4%	83.3	1.6%	1.4%	135.6	2.6%	2.2%
Property, office and technology	526.0	10.4%	7.7%	512.3	9.8%	8.3%	494.1	9.3%	8.1%
General and administrative	424.1	8.3%	6.2%	480.8	9.2%	7.8%	404.2	7.6%	6.6%
Transaction, integration and restructuring	(65.9)	(1.3)%	(1.0)%	330.8	6.3%	5.4%	620.3	11.7%	10.1%
Amortization of intangibles (1)	62.9	1.2%	0.9%	62.5	1.2%	1.0%	52.7	1.0%	0.9%
Total operating expenses	5,106.3	100.0%	74.1%	5,225.2	100%	85.0%	5,309.2	100.0%	86.8%
_________
(1)    In prior periods, amortization of intangible assets was included in the transaction, integration and restructuring line item. Beginning in 2021, amortization of intangible assets is presented on a separate line item. There is no impact on operating expenses, operating income or net income.

During the year ended December 31, 2021, operating expenses decreased by $118.9 million (2.3%) to $5,106.3 million (year ended December 31, 2020: $5,225.2 million). The impact of foreign exchange rate movements increased operating expenses by $79.5 million, or 1.6% of total operating expenses, during the year ended December 31, 2021 as compared to the year ended December 31, 2020.

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

Third-party distribution service and advisory expenses increased by $201.7 million (10.4%) in the year ended December 31, 2021 to $2,149.3 million (year ended December 31, 2020: $1,947.6 million). The impact of foreign exchange rate movements increased third-party costs by $24.1 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020. After allowing for foreign exchange rate changes, the increase in costs was $177.6 million. Included are increases of $99.4 million in service fees (primarily 12b-1 and transfer agent fees), $29.9 million in unitary and fund expenses, $24.6 million in transaction fees, $11.3 million in asset and sales based fees, $10.8 million in front end load commissions and $5.6 million in renewal commissions, partially offset by a decrease in sales commissions of $6.0 million. The increase is primarily driven by higher average AUM, partially offset by changes in AUM mix as discussed above. See "Schedule of Non-GAAP Information" for additional disclosures.

Employee Compensation

Employee compensation includes salary, cash bonuses and common share-based payment plans designed to attract and retain the highest caliber employees. Employee staff benefit plan costs and payroll taxes are also included in employee compensation.

Employee compensation increased by $103.4 million (5.7%) to $1,911.3 million in the year ended December 31, 2021 (year ended December 31, 2020: $1,807.9 million). The impact of foreign exchange rate movements increased employee compensation by $33.5 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020. After allowing for foreign exchange rate changes, the increase in employee compensation was $69.9 million. This increase was due to increases of $98.9 million in variable compensation due to improved performance of the company in 2021 as well as $34.3 million related to the mark-to-market on the deferred compensation liability. These increases were partially offset by a decrease of $34.7 million in base salaries, staff benefits and other staff costs as well as a $28.6 million decrease in share-based compensation expenses. These decreases are the result of savings realized from our strategic evaluation, which includes realigning our client facing workforce to support key areas of growth and repositioning to lower cost locations.

Headcount at December 31, 2021 was 8,513 (December 31, 2020; 8,512).

Marketing

Marketing expenses include the cost of direct advertising of our products through trade publications, television and other media, and public relations costs, such as the marketing of the company's products through conferences or other sponsorships, and the cost of marketing-related employee travel.

Marketing expenses increased by $15.3 million (18.4%) in the year ended December 31, 2021 to $98.6 million (year ended December 31, 2020: $83.3 million). The impact of foreign exchange rate movements increased marketing expenses by $2.2 million. After allowing for foreign exchange rate movements, marketing expenses increased $13.1 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was related to increased advertising partially offset by decreased sales literature and research and other marketing costs.

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

Property, office and technology expenses increased by $13.7 million (2.7%) to $526.0 million in the year ended December 31, 2021 (year ended December 31, 2020: $512.3 million). The impact of foreign exchange rate movements increased property, office and technology expenses by $9.2 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020. After allowing for foreign exchange rate movements, expenses increased $4.5 million. The increase was primarily driven by increases in software maintenance costs of $17.8 million and depreciation expenses of $7.2 million, partially offset by lower property expenses of $13.9 million and outsourced administration costs of $3.9 million.

General and Administrative

General and administrative expenses include professional services costs, such as information service subscriptions, irrecoverable indirect taxes, non-marketing related employee travel expenditures, consulting fees, audit, tax and legal fees, professional insurance costs and recruitment and training costs.

General and administrative expenses decreased by $56.7 million (11.8%) to $424.1 million in the year ended December 31, 2021 (year ended December 31, 2020: $480.8 million). The impact of foreign exchange rate movements increased general and administrative expenses by $10.5 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020. After allowing for foreign exchange rate movements, the decrease was $67.2 million. The decrease was primarily driven by the $105.3 million S&P 500 equal weight funds rebalancing correction in 2020, partially offset by increases of $13.8 million in professional services costs, $11.5 million in charitable contributions to the Invesco foundation and other charitable causes, $7.9 million in market data services costs and $3.5 million in fund expenses incurred by CIP.

Transaction, Integration and Restructuring

The transaction, integration and restructuring charges reflect legal, regulatory, advisory, valuation and other professional services or consulting fees, and travel costs related to a business combination transaction or restructuring initiatives related to changes in the scope of the business or the manner in which the business is conducted. Also included in these charges are severance-related expenses and any contract termination costs associated with these efforts. Additionally, these charges reflect the costs of temporary staff involved in executing the transaction or initiatives, including incremental costs associated with achieving expense savings following a business combination or restructuring initiative.

Transaction, integration and restructuring charges were a benefit of $65.9 million in the year ended December 31, 2021 (year ended December 31, 2020: $330.8 million expense).

Transaction and integration expense (excluding restructuring) was a benefit of $186.5 million during the year ended December 31, 2021 (year ended December 31, 2020: $183.0 million expense), primarily related to a $131.1 million reduction to the OppenheimerFunds acquisition-related liability and $100.0 million in insurance recovery received related to the matter. (See Item 8, Financial Statements and Supplementary Data, - Note 20, "Commitments and Contingencies," for additional details). The benefit was partially offset by $21.9 million of compensation-related expenses and $22.7 million of non-compensation expenses primarily related to the OppenheimerFunds acquisition.

Restructuring costs were $120.6 million for the year ended December 31, 2021 (year ended December 31, 2020: $147.8 million). Restructuring costs related to the strategic evaluation were $100.5 million for the year ended December 31, 2021 (year ended December 31, 2020: $119.0 million) and are primarily composed of severance and other personnel-related charges (see Item 8, Financial Statements and Supplementary Data, - Note 14, "Restructuring," for additional details).

Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin

Operating income increased by $867.8 million (94.3%) to $1,788.2 million in the year ended December 31, 2021 (year ended December 31, 2020: $920.4 million). Operating margin (operating income divided by operating revenues), increased to 25.9% in the year ended December 31, 2021 from 15.0% in the year ended December 31, 2020. Adjusted operating income increased by $518.1 million (31.1%) to $2,182.6 million in the year ended December 31, 2021 from $1,664.5 million in the year ended December 31, 2020. Adjusted operating margin increased to 41.5% in the year ended December 31, 2021 from 37.0% in the year ended December 31, 2020. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues, a reconciliation of operating income to adjusted operating income and additional important disclosures regarding net revenues, adjusted operating income and adjusted operating margin.

Other Income and Expenses

The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

				Variance
	Years ended December 31,			2021 vs 2020		2020 vs 2019
$ in millions	2021	2020	2019	$ Change	% Change	$ Change	% Change
Equity in earnings of unconsolidated affiliates	152.3	72.7	56.4	79.6	109.5%	16.3	28.9%
Interest and dividend income	25.2	20.5	28.5	4.7	22.9%	(8.0)	(28.1)%
Interest expense	(94.7)	(129.3)	(135.7)	34.6	(26.8)%	6.4	(4.7)%
Other gains and losses, net	120.5	44.9	65.7	75.6	168.4%	(20.8)	(31.7)%
Other income/(expense) of CIP, net	509.0	139.9	149.8	369.1	263.8%	(9.9)	(6.6)%
Total other income and expenses	712.3	148.7	164.7	563.6	379.0%	(16.0)	(9.7)%

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates increased by $79.6 million (109.5%) to $152.3 million in the year ended December 31, 2021 (year ended December 31, 2020: $72.7 million). The increase is primarily driven by increases of $50.3 million in our joint venture investment in Invesco Great Wall due to increased revenues as discussed above, $17.2 million in private equity investments and $9.0 million in real estate investments.

Interest expense

Interest expense decreased by $34.6 million (26.8%) to $94.7 million in the year ended December 31, 2021 (year ended December 31, 2020: $129.3 million). The decrease is primarily driven by the settlement of the forward contracts in the second quarter of 2021.

Other gains and losses, net

Other gains and losses, net was a gain of $120.5 million in the year ended December 31, 2021, compared to a net gain of $44.9 million in the year ended December 31, 2020. Included in the 2021 gain were $55.0 million of gains resulting from certain private equity funds that are in liquidation, $31.1 million of gains on investments and instruments held for our deferred compensation plans, $27.0 million of net gains related to the mark-to-market on seed money investments and $10.1 million of gains on acquisition-related contingent consideration liabilities, partially offset by $7.1 million of investment losses. See Item 8, Financial Statements and Supplementary Data, - Note 16, "Other Gains and Losses, Net," for additional information.

Other income/(expense) of CIP

In the year ended December 31, 2021, interest and dividend income of CIP decreased by $22.6 million (7.5%) to $279.7 million (year ended December 31, 2020: $302.3 million). Interest expense of CIP decreased by $33.8 million (17.4%) to $160.7 million (year ended December 31, 2020: $194.5 million). The decrease in interest income and interest expense of CIP is primarily due to less net interest income for CLOs in 2021.

Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the year ended December 31, 2021, other gains and losses of CIP were a net gain of $390.0 million, as compared to a net gain of $32.1 million in the year ended December 31, 2020. The net gain during 2021 was attributable to market-driven gains of investments held by consolidated funds.

Net impact of CIP and related noncontrolling interests in consolidated entities

The net impact to net income attributable to Invesco Ltd. in each period primarily represents the changes in the value of the company's holding in its consolidated CLOs, which is reclassified into other gains/(losses) from accumulated other comprehensive income upon consolidation. The consolidation of investment products during the year ended December 31, 2021 resulted in no net change in net income attributable to Invesco Ltd. (year ended December 31, 2020: $9.4 million net increase).

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

Total U.S. income before taxes increased $1,243.7 million during the year ended December 31, 2021 to $2,089.5 million from $845.8 million for the year ended December 31, 2020 and includes U.S. income of CIP of $283.0 million (December 31, 2020: $40.1 million). U.S. income from CIP increased $242.9 million (605.7%) from 2020 primarily due to the impact of gains on consolidated partnerships. Excluding CIP, U.S. income before taxes in 2021 increased $1,000.8 million (124.2%) from December 31, 2020 due to a larger increase in U.S. operating revenues than operating expenses.

Total Foreign income before taxes increased $187.7 million during the year ended December 31, 2021 to $411.0 million from $223.3 million during the year ended December 31, 2020 and includes foreign income of CIP of $56.6 million (December 31, 2020: foreign income of CIP of $15.2 million). Foreign income from CIP increased $41.4 million (272.4%) from 2020 primarily due to greater net gains on consolidated retail products. Excluding CIP, foreign income increased by $146.3 million (70.3%) from 2020 due to a larger increase in foreign operating revenues and other income than operating expenses.

Income Tax Expense

Our effective tax rate decreased to 21.2% for the year ended December 31, 2021 from 24.5% for the year ended December 31, 2020 primarily due to the increase in income from non-controlling interests in consolidated entities and an increase in the favorable adjustment for common share-based compensation. For additional income tax information, refer to Note 17, "Taxation," in Item 8. Financial Statements and Supplementary Data.

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

Reconciliation of Operating revenues to Net revenues:

$ in millions	2021	2020	2019
Operating revenues, U.S. GAAP basis	6,894.5	6,145.6	6,117.4
Invesco Great Wall (1)	473.5	263.2	157.2
Revenue Adjustments: (2)
Investment management fees	(844.1)	(779.8)	(814.4)
Service and distribution fees	(1,087.5)	(986.1)	(886.3)
Other	(217.7)	(181.7)	(192.3)
Total Revenue Adjustments	(2,149.3)	(1,947.6)	(1,893.0)
CIP (3)	42.4	39.8	33.5
Net revenues	5,261.1	4,501.0	4,415.1

Reconciliation of Operating income to Adjusted operating income:

$ in millions	2021	2020	2019
Operating income, U.S. GAAP basis	1,788.2	920.4	808.2
Invesco Great Wall (1)	276.6	143.7	76.5
CIP (3)	67.7	62.0	61.6
Transaction, integration and restructuring (4)	(65.9)	330.8	620.3
Amortization of intangible assets (5)	62.9	62.5	52.7
Compensation expense related to market valuation changes in deferred compensation plans (6)	53.1	39.8	36.5
Other reconciling items (7)	—	105.3	—
Adjusted operating income	2,182.6	1,664.5	1,655.8

Operating margin*	25.9%	15.0%	13.2%
Adjusted operating margin**	41.5%	37.0%	37.5%

Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

$ in millions, except per common share data	2021	2020	2019
Net income attributable to Invesco Ltd., U.S. GAAP basis	1,393.0	524.8	564.7
CIP (3)	—	(9.4)	1.6
Transaction, integration and restructuring, net of tax (4)	(52.8)	253.5	480.9
Amortization of intangible assets, net of tax (5)	83.7	86.2	77.2
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (6)	0.3	(20.1)	(7.9)
Other reconciling items, net of tax (7)	15.4	57.9	7.5
Adjusted net income attributable to Invesco Ltd.	1,439.6	892.9	1,124.0

Average common shares outstanding - diluted	465.4	462.5	440.5
Diluted EPS	$2.99	$1.13	$1.28
Adjusted diluted EPS***	$3.09	$1.93	$2.55
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

During the year ended December 31, 2021, management fees earned from CIP that were eliminated upon consolidation were $42.4 million (2020: $39.8 million; 2019: $33.5 million). There were no performance fees earned from CIP that were eliminated upon consolidation during the years ended December 31, 2021, 2020, 2019.

(4)    Transaction, integration and restructuring related adjustments

The transaction, integration and restructuring charges reflect legal, regulatory, advisory, valuation and other professional services or consulting fees, and travel costs related to a business combination transaction or restructuring initiatives related to changes in the scope of the business, or manner in which the business is conducted. Also included in these charges are severance-related expenses and any contract termination costs associated with these efforts. Additionally, these charges reflect the costs of temporary staff involved in executing the transaction or initiative, including incremental costs associated with achieving synergy savings following a business combination or restructuring initiative.

Management believes it is useful to investors and other users of our Consolidated Financial Statements to adjust for the transaction, integration and restructuring charges in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition and restructuring related charges. See "Results of Operations for the Year Ended December 31, 2021 compared to December 31, 2020 -- Transaction, Integration and Restructuring" for additional details.

(5)    Amortization of intangible assets

In prior periods, amortization of intangible assets was included in the transaction, integration and restructuring line item. Beginning in 2021, amortization of intangible assets is presented on a separate line item. There is no impact on operating expenses, operating income or net income.

Management believes it is useful to investors and other users of our financial statements to remove amortization expense related to acquired assets and to reflect the tax benefit realized on the tax amortization of goodwill, finite-lived intangibles and indefinite-lived intangible assets in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition-related charges.

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

See below for a reconciliation of deferred compensation related items:

$ in millions	2021	2020	2019
Market movement on deferred compensation plan liabilities:
Compensation expense related to market valuation changes in deferred compensation liability	53.1	39.8	36.5
Adjustments to operating income	53.1	39.8	36.5
Market valuation changes and dividend income from investments and instruments held related to deferred compensation plans in other income/(expense)	(52.8)	(65.8)	(46.8)
Taxation:
Income Tax on market movement of deferred compensation plan liabilities	—	5.9	2.4
Adjustments to net income attributable to Invesco Ltd.	0.3	(20.1)	(7.9)

(7)    Other reconciling items

Each of these other reconciling items has been adjusted from U.S. GAAP to arrive at the company's non-GAAP financial measures for the reasons either outlined in the paragraphs above, due to the unique character and magnitude of the reconciling item, or because the item represents a continuation of a reconciling item adjusted from U.S. GAAP in a prior period.

$ in millions	2021	2020	2019
Other non-GAAP adjustments:
Fund rebalancing correction (a)	—	105.3	—
Adjustments to operating income	—	105.3	—
Foreign exchange hedge (b)	—	(1.2)	0.9
Change in contingent consideration estimates (c)	(10.1)	(15.2)	7.8
Taxation:
Taxation on fund rebalancing correction (a)	—	(25.3)	—
Taxation on foreign exchange hedge amortization (b)	—	0.3	(0.2)
Taxation on change in consideration estimates (c)	2.4	3.7	(1.0)
Unrecognized tax position (d)	—	(9.0)	—
Remeasurement of net deferred tax assets & liabilities (e)	23.1	(0.7)	—
Adjustments to net income attributable to Invesco Ltd.	15.4	57.9	7.5
____________
(a)The company recorded a charge of $105.3 million in the second quarter of 2020 due to a previously disclosed S&P 500 equal weight funds rebalancing correction. Due to the unique character and magnitude of this item, it has been adjusted from U.S. GAAP to arrive at the company's non-GAAP financial measures.
(b)Included within other gains and losses, net for the years ended December 31, 2020 and 2019, is the mark-to-market of foreign exchange put option contracts intended to provide protection against the impact of a significant decline in the Pound Sterling/U.S. Dollar. The Pound Sterling contracts provided coverage through June 30, 2020. The adjustment from U.S. GAAP to non-GAAP earnings removes the impact of market volatility; therefore, the company's non-GAAP results include only the amortization of the cost of the contracts during the contract period.
(c)Adjustment represents the change in the fair value of the contingent consideration liabilities for the acquired investment management contracts from Deutsche Bank and the company's digital wealth acquisitions made in 2019.
(d)The income tax provision for the year ended December 31, 2020 includes a tax benefit of $9.0 million resulting from the reversal of an unrecognized tax benefit due to the expiration of the statute of limitations. This benefit has been removed from the company’s non-GAAP results to be consistent with the exclusion of the original provision in a prior period.
(e)2021 included a net non-cash income tax expense of $23.1 million related to the remeasurement of certain deferred tax assets and liabilities due to income tax rate changes (2020: $0.7 million net benefit).

Balance Sheet Discussion (1)

The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP and policyholder balances for the reasons outlined in footnote 1 to the table:

	As of December 31, 2021				As of December 31, 2020
Balance sheet information $ in millions	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted
ASSETS
Cash and cash equivalents	1,896.4	—	—	1,896.4	1,408.4	—	—	1,408.4
Unsettled fund receivables	92.8	—	—	92.8	109.4	—	—	109.4
Investments	926.3	(454.8)	—	1,381.1	826.8	(421.4)	—	1,248.2
Assets of CIP:
Investments and other assets of CIP	9,575.1	9,575.1	—	—	8,085.5	8,085.5	—	—
Cash and cash equivalents of CIP	250.7	250.7	—	—	301.7	301.7	—	—
Assets held for policyholders	1,893.6	—	1,893.6	—	7,582.1	—	7,582.1	—
Goodwill and intangible assets, net	16,110.5	—	—	16,110.5	16,221.9	—	—	16,221.9
Other assets (2)	1,940.2	(6.4)	—	1,946.6	1,968.3	(5.1)	—	1,973.4
Total assets	32,685.6	9,364.6	1,893.6	21,427.4	36,504.1	7,960.7	7,582.1	20,961.3
LIABILITIES
Liabilities of CIP:
Debt of CIP	7,336.1	7,336.1	—	—	6,714.1	6,714.1	—	—
Other liabilities of CIP	846.3	846.3	—	—	588.6	588.6	—	—
Policyholder payables	1,893.6	—	1,893.6	—	7,582.1	—	7,582.1	—
Unsettled fund payables	91.8	—	—	91.8	98.4	—	—	98.4
Debt	2,085.1	—	—	2,085.1	2,082.6	—	—	2,082.6
Other liabilities (3)	3,753.9	—	—	3,753.9	4,417.6	—	—	4,417.6
Total liabilities	16,006.8	8,182.4	1,893.6	5,930.8	21,483.4	7,302.7	7,582.1	6,598.6
EQUITY
Total equity attributable to Invesco Ltd.	15,495.8	(0.1)	—	15,495.9	14,361.8	(0.1)	—	14,361.9
Noncontrolling interests (4)	1,183.0	1,182.3	—	0.7	658.9	658.1	—	0.8
Total equity	16,678.8	1,182.2	—	15,496.6	15,020.7	658.0	—	14,362.7
Total liabilities and equity	32,685.6	9,364.6	1,893.6	21,427.4	36,504.1	7,960.7	7,582.1	20,961.3
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
Cash and cash equivalents

Cash and cash equivalents increased by $488.0 million from $1,408.4 million at December 31, 2020 to $1,896.4 million at December 31, 2021. See “Cash Flows Discussion” in the following section within this Management's Discussion and Analysis for additional discussion regarding the movements in cash flows during the periods. See Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies - Cash and Cash Equivalents,” regarding capital adequacy requirements in certain jurisdictions.

Investments

As of December 31, 2021, we had $926.3 million in investments (December 31, 2020: $826.8 million). Included in investments are $109.4 million of seed money investments in affiliated funds used to seed funds as we launch new products, and $226.6 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments decreased by a net $44.1 million during the year ended December 31, 2021. The decrease in the period was related to redemptions of $232.2 million, partially offset by purchases of $133.4 million, a non-cash increase of $27.6 million due to the deconsolidation of certain CIP in the period (restoring the company's formerly eliminated investment balances) and $27.1 million of market valuation changes and foreign exchange movement. Investments related to deferred compensation awards increased by a net $23.9 million during the period due to purchases of $22.6 million and $2.8 million of market valuation changes and foreign exchange movements, partially offset by dispositions of $1.5 million.

Included in investments are $550.1 million in equity method investments in Invesco Great Wall and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2020: $426.1 million). The increase of $124.0 million in equity method investments was driven by $152.2 million in current period earnings and partnership contributions of $76.8 million. This increase was partially offset by $44.9 million related to capital distributions from partnership investments, $38.8 million related to a dividend from Invesco Great Wall, $11.8 million in investment losses, partially offset by foreign exchange movements, and $9.5 million related to distributions from partnership investments. Also included in investments are foreign time deposits of $30.4 million, an increase of $0.5 million from the December 31, 2020 balance of $29.9 million.

As of December 31, 2021, the company had $856.7 million in seed capital and co-investments (December 31, 2020: $810.4 million), including direct investments in consolidated investment products. Total seed capital and co-investments is presented as a helpful measure for investors and represents our net investment interest including our net interest in CIP, net of deferred compensation investments, joint ventures and other investments. The following table reconciles the investment balance to the total seed capital and co-investment balance.

	As of
$ in millions	December 31, 2021	December 31, 2020
Investments	926.3	826.8
Net interest in consolidated investment products (1)	454.8	421.4
Less: Investments related to deferred compensation plans, joint ventures, and other investments	(524.4)	(437.8)
Total seed capital and co-investments (2)	856.7	810.4
____________
(1)    Included in net interest in consolidated investment products as of December 31, 2021 is $195.3 million of seed capital and $259.5 million of co-investments (December 31, 2020: $199.4 million of seed capital and $222.0 million of co-investments).

(2)    Included in the total seed and co-investment balance as of December 31, 2021 is $304.7 million of seed capital and $552.0 million of co-investments (December 31, 2020: $353.0 million of seed capital and $457.4 million of co-investments).

Assets held for policyholders and policyholder payables

One of our subsidiaries, Invesco Pensions Limited, is an insurance company that was established to facilitate retirement savings plans in the UK. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The decrease in the balance of these accounts from $7,582.1 million at December 31, 2020 to $1,893.6 million at December 31, 2021, resulted from net business outflows of $5,752.7 million and negative foreign exchange rate movements of $72.9 million, partially offset by positive market movements of $137.1 million.

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

Material changes in the company's capital structure over the last two years include:

2021: We remain highly focused on our capital management and believe we are making solid progress in our efforts to build financial flexibility. Our credit facility balance was zero as of December 31, 2021, consistent with our commitment to improve our leverage profile. We fully settled our remaining share repurchase forward contracts liability of $309 million in the first half of 2021, and we renegotiated our $1.5 billion credit facility, extending the maturity date to April 26, 2026.

As a result of our progress, the Board approved a 10% increase in our dividend to $0.17 per share in the second quarter of 2021. We remain committed to a sustainable dividend policy and to returning capital to shareholders longer term through a combination of modestly increasing dividends and share repurchases. As the company continued to focus on increasing financial strength and building liquidity, the company did not repurchase any of its shares in the open market during 2021. An aggregate of 2.7 million common shares were withheld in the amount of $60.9 million related to tax withholding requirements on employee share vestings during the year ended December 31, 2021.

On January 25, 2022, the company announced its intention to repurchase up to $200 million in common stock in the first quarter of 2022, subject to market conditions. As of December 31, 2021, approximately $732.2 million remained authorized under the company's common share repurchase authorization approved by the Board on July 22, 2016.

2020: In an effort to maintain financial flexibility and maintain capital strength, the company reduced our common dividend to $0.155 per common share beginning with the dividend paid in the second quarter of 2020. Also, as part of the redemption plan announced on April 23, 2020, the company redeemed $232 million of seed capital investments from certain of our investment products as of December 31, 2020.

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

As of December 31, 2020, the balance on the $1.5 billion capacity credit facility was zero.

In the ordinary course of business, Invesco enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of Invesco. Purchase obligations represent fixed-price contracts, which are either non-cancelable or cancellable with a penalty. As of December 31, 2021, the company's purchase obligations totaled $619.7 million (December 31, 2020: $874.3 million) and primarily reflect standard service contracts for portfolio, market data, office-related services and third-party marketing and promotional services. Purchase obligations are recorded as liabilities in the company's Consolidated Financial Statements when services are provided.

Capital Management

Our capital management priorities have evolved with the growth and success of our business and include, in no particular order of priority: reinvestment in the business, maintaining a strong balance sheet and returning capital to our investors through share repurchases and moderate growth of dividends.

Our capital management process is executed in a manner consistent with our desire to maintain strong, investment grade credit ratings. As of the date of our filing, Invesco held credit ratings of A3/Stable, BBB+/Stable and A-/Stable from Moody's Investor Services (Moody's), Standard & Poor's Ratings Service (S&P), and Fitch Ratings (Fitch), respectively. Our ability to continue to access the capital markets in a timely manner depends on several factors, including our credit ratings, the condition of the global economy including the impact of COVID-19, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.

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

All of our regulated EU and UK subsidiaries are subject to consolidated capital requirements under applicable EU and UK requirements, and we maintain capital within this European sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. We are in compliance with all regulatory minimum net capital requirements. As of December 31, 2021, the company's minimum regulatory capital requirement was $724.9 million (December 31, 2020: $763.6 million); the decrease was driven by a reduction in net capital requirements in the UK as a result of lower expenses and AUM levels, as well as the weakening of the Pound Sterling against the U.S. Dollar. The total amount of non-U.S. cash and cash equivalents was $1,088.3 million at December 31, 2021 (December 31, 2020: $1,034.8 million).

The consolidation of $9,825.8 million and $7,336.1 million of total assets and debt of CIP as of December 31, 2021, respectively, did not impact the company’s liquidity and capital resources. The majority of CIP balances related to consolidated CLOs. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s direct investments in, and management and performance fees generated from these products, which are eliminated upon consolidation. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, if the CLOs were to liquidate, their investors would have no recourse to the general credit of the company. The company therefore does not consider this debt to be an obligation of the company. See Item 8, Financial Statements and Supplementary Data - Note 21, “Consolidated Investment Products,” for additional details.

Cash Flows Discussion

The ability to consistently generate cash flow from operations in excess of dividend payments, common share repurchases, capital expenditures and ongoing operating expenses is one of our company's fundamental financial strengths. Operations continue to be financed from current earnings and borrowings. Our principal uses of cash, other than for operating expenses, include, in no particular order of priority: reinvestment in the business, maintaining a strong balance sheet and returning capital to our investors through share repurchases and moderate growth of dividends.

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flow information, excluding the impact of the cash flows of Consolidated Investment Products for the reasons outlined in footnote 1 to the table:

Cash flows information (1)	Year ended December 31, 2021			Year ended December 31, 2020			Year ended December 31, 2019
$ in millions	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash, cash equivalents and restricted cash, beginning of the period (2)	1,839.3	301.7	1,537.6	1,701.2	652.2	1,049.0	1,805.4	657.7	1,147.7
Cash flows from operating activities (1)	1,078.1	(436.1)	1,514.2	1,230.3	(72.7)	1,303.0	1,116.6	(158.3)	1,274.9
Cash flows from investing activities	(847.9)	(755.4)	(92.5)	(859.6)	(729.9)	(129.7)	(1,432.8)	(1,514.8)	82.0
Cash flows from financing activities	117.3	1,148.0	(1,030.7)	(285.9)	426.3	(712.2)	201.3	1,674.6	(1,473.3)
Increase/(decrease) in cash and cash equivalents	347.5	(43.5)	391.0	84.8	(376.3)	461.1	(114.9)	1.5	(116.4)
Foreign exchange movement on cash and cash equivalents	(39.7)	(7.5)	(32.2)	53.3	25.8	27.5	10.7	(7.0)	17.7
Cash, cash equivalents and restricted cash, end of the period	2,147.1	250.7	1,896.4	1,839.3	301.7	1,537.6	1,701.2	652.2	1,049.0

Cash and cash equivalents	1,896.4	—	1,896.4	1,408.4	—	1,408.4	1,049.0	—	1,049.0
Restricted cash(2)	—	—	—	129.2	—	129.2	—	—	—
Cash and cash equivalents of CIP	250.7	250.7	—	301.7	301.7	—	652.2	652.2	—
Total cash, cash equivalents and restricted cash per consolidated statement of cash flows	2,147.1	250.7	1,896.4	1,839.3	301.7	1,537.6	1,701.2	652.2	1,049.0
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

(2)    Restricted cash of $129.2 million as of December 31, 2020 is recorded in Other assets on the Consolidated Balance Sheets. There was no restricted cash as of December 31, 2021 or 2019.

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

During 2021, cash provided by operating activities was $1,078.1 million compared to $1,230.3 million provided during 2020 (a decrease of $152.2 million). As shown in the tables above, the impact of CIP to operating activities was $436.1 million of cash used during 2021 compared to $72.7 million of cash used during 2020. Excluding the impact of CIP, cash provided by operations was $1,514.2 million during 2021 compared to $1,303.0 million of cash provided by operations during 2020. Cash inflows for the year ended December 31, 2021, excluding the impact of CIP, included an $867.8 million increase in operating income, net investment redemptions of $62.1 million, including seed money and deferred compensation investments (2020: net investment redemptions of $293.8 million) and an Invesco Great Wall dividend of $38.8 million (2020: $27.6 million). Inflows were partially offset by net outflows from the changes in payables and receivables due to the timing of payments and receipts.

Investing Activities

Net cash used in investing activities totaled $847.9 million for the year ended December 31, 2021 (2020: net cash used in $859.6 million). As shown in the tables above, the impact of CIP on investing activities, including investment purchases, sales and returns of capital, was $755.4 million used (2020: $729.9 million used). Excluding the impact of CIP cash flows, net cash used in investing activities was $92.5 million (2020: net cash used of $129.7 million).

Cash outflows for the year ended December 31, 2021, excluding the impact of CIP, includes a net inflow of $16.3 million, which is comprised of collected proceeds of $227.0 million from sales and returns of capital of investments (year ended December 31, 2020: $185.6 million), partially offset by purchases of investments of $210.7 million (year ended December 31, 2020: $200.3 million).

During the year ended December 31, 2021, the company had capital expenditures of $108.8 million (2020: $115.0 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and client-facing systems including websites and client reporting tools, upgrades in computer hardware and software desktop and laptop products for employees, and improvements in the firm’s data solutions. Also, in each period, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows. In 2020, our capital expenditures also included remaining technology integrations related to the OppenheimerFunds acquisition.

Financing Activities

Net cash provided by financing activities totaled $117.3 million for the year ended December 31, 2021 (2020: cash used of $285.9 million). As shown in the tables above, the impact of CIP on financing activities provided cash of $1,148 million during the year (2020: cash provided of $426.3 million). Excluding the impact of CIP, financing activities used cash of $1,030.7 million in the year ended December 31, 2021 (2020: cash used of $712.2 million).

Financing cash outflows during the year ended December 31, 2021 included the $309.4 million settlement of the forward contracts (2020: $190.6 million), $104.1 million of net collateral on the forward contracts returned to the counterparty (2020: $142.0 million net collateral received), $307.7 million of common dividend payments for dividends declared in January, April, July and October 2021 (year ended December 31, 2020: dividends paid of $357.4 million), $236.8 million of preferred dividend payments for dividends declared in January, April, July and October 2021 (year ended December 31, 2020: $236.8 million), the payment of $60.9 million to meet employees' withholding tax obligations on common share vestings (2020: $47.1 million) and a payment of $11.8 million of contingent consideration (year ended December 31, 2020: $22.3 million). The credit facility had no net borrowing during the year ended December 31, 2021 (2020: no net borrowing).

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

On January 25, 2022 the company declared a fourth quarter 2021 dividend of $0.17 per common share to the holders of common shares, payable on March 2, 2022, to shareholders of record at the close of business on February 16, 2022 with an ex-dividend date of February 15, 2022.

On January 25, 2022, the company announced a preferred dividend of $14.75 per preferred share to the holders of preferred shares, representing the period from December 1, 2021 through February 28, 2022, payable on March 1, 2022, to shareholders of record at the close of business on February 15, 2022.

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

Common Share Repurchase Plan

The company did not purchase any of its shares in the open market during the years ended December 31, 2021 and 2020.

During the year ended December 31, 2021, the company fully settled our remaining share repurchase forward contracts liability of $309 million. See Item 8, Financial Statements and Supplementary Data Note 10, “Share Capital,” for details of these forward contracts.

On January 25, 2022, the company announced its intention to repurchase up to $200 million in common stock in the first quarter of 2022, subject to market conditions. At December 31, 2021, approximately $732.2 million remained authorized under the company's common share repurchase authorization approved by the Board on July 22, 2016 (December 31, 2020: $732.2 million).

Debt

The carrying value of our debt at December 31, 2021 was $2,085.1 million (December 31, 2020: $2,082.6 million) and was comprised of the following:

$ in millions	December 31, 2021	December 31, 2020
$1.5 billion floating rate credit facility expiring April 26, 2026 (1)	—	—
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	599.4	598.7
$600 million 4.000% - due January 30, 2024	597.8	596.8
$500 million 3.750% - due January 15, 2026	497.3	496.7
$400 million 5.375% - due November 30, 2043	390.6	390.4
Debt	2,085.1	2,082.6
____________
(1)On April 26, 2021, Invesco Ltd. and its indirect subsidiary, Invesco Finance PLC, amended and restated the $1.5 billion floating rate credit facility, extending the expiration date from August 11, 2022 to April 26, 2026.

For the year ended December 31, 2021, the company's weighted average cost of debt was 3.95% (year ended December 31, 2020: 3.77%).

Financial covenants under the credit facility agreement include: (i) the quarterly maintenance of an adjusted debt/EBITDA leverage ratio, as defined in the credit facility agreement, of not greater than 3.25:1.00, (ii) an interest coverage ratio (EBITDA, as defined in the credit facility agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of December 31, 2021, we were in compliance with our financial covenants. At December 31, 2021, our leverage ratio was 0.79:1.00 (December 31, 2020: 1.37:1.00), and our interest coverage ratio was 25.21:1.00 (December 31, 2020: 11.83:1.00).

The December 31, 2021 and 2020 coverage ratio calculations are as follows:

	Last four quarters ended
$ millions	December 31, 2021	December 31, 2020
Net income attributable to Invesco Ltd.	1,393.0	524.8
Dividends on preferred shares	236.8	236.8
Impact of CIP on net income attributable to Invesco Ltd.	—	(9.4)
Tax expense	531.1	261.6
Amortization/depreciation	205.3	203.5
Interest expense	94.7	129.3
Common share-based compensation expense	140.1	188.5
Unrealized (gains)/losses from investments, net (1)	17.9	(5.6)
OppenheimerFunds acquisition-related matter (2)	(231.1)	—
EBITDA (3)	2,387.8	1,529.5
Adjusted debt (3)	$1,888.1	$2,094.2
Leverage ratio (Adjusted debt/EBITDA - maximum 3.25:1.00)	0.79	1.37
Interest coverage (EBITDA/Interest Expense - minimum 4.00:1.00)	25.21	11.83
____________
(1)Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.

(2)Unusual or otherwise non-recurring gains and losses, as defined in our credit facility, are adjusted for in the determination of EBITDA. The benefit to expense related to the change in the OppenheimerFunds acquisition related liability and the related insurance recovery are considered unusual and have been deducted in the determination of EBITDA.

(3)EBITDA and Adjusted debt are non-GAAP financial measures that are used by management in connection with certain debt covenant calculations under our credit facility agreement. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit facility agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals debt of $2,085.1 million plus $3.0 million in letters of credit less $200 million of excess unrestricted cash (cash and cash equivalents less the minimum regulatory capital requirement, not to exceed $200 million).

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

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of December 31, 2021, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,896.4 million. See Item 8, Financial Statements and Supplementary Data - Note 3, "Fair Value of Assets and Liabilities" for information regarding cash and cash equivalents invested in affiliated money market funds.

The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as the same become due. The company is exposed to liquidity risk through its $2,085.1 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.

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

Off Balance Sheet Commitments

See Item 8, Financial Statements and Supplementary Data - Note 20, “Commitments and Contingencies,” for more information regarding undrawn capital commitments.

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

Goodwill

Our goodwill impairment testing conducted during 2021 and 2020 indicated that the fair value of the reporting unit more likely than not exceeded its carrying value. During our annual impairment test in 2021 and 2020, management performed the optional qualitative approach which indicated that a quantitative assessment of the goodwill impairment test was not necessary. Due to the decline in our assets under management resulting from COVID-19, management also performed a quantitative goodwill impairment test in the first quarter of 2020, which indicated no impairment. The company cannot predict the occurrence of future events that might adversely affect the reported value of goodwill that totaled $8,882.5 million and $8,916.3 million at December 31, 2021 and December 31, 2020, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the company's AUM or any other material negative change in AUM and related effective fee rates.

When management utilizes the option to first assess goodwill impairment on a qualitative basis, the sum of certain events and circumstances is assessed to determine if it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. Such events and circumstances include macroeconomic conditions, industry and market considerations, overall financial performance of the company and or significant changes in share price. If the qualitative assessment indicates that an impairment may be likely or management elected to not perform the qualitative assessment, management performs a quantitative test to determine the fair value of the reporting unit. The fair value of the reporting unit is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The income approach includes inputs that require significant management judgment, including AUM growth rates, projected effective fee rates, pre-tax profit margins, effective tax rates and discount rates.

The quantitative test includes assumptions updated for current market conditions, including the company's updated forecasts for changes in AUM due to market gains or losses and net long-term flows and the corresponding changes in revenue and expenses. Market gains are based upon historical returns of the S&P 500 index, treasury bond returns and treasury bill returns, as applicable to the company's AUM mix on the testing date. The most sensitive of these assumptions are the AUM growth rate, fee rates, operating expense and the discount rate to determine present value. The discount rates used are estimates of the weighted average cost of capital for the investment management sector reflecting the overall industry risks associated with future cash flows and have been calculated consistently from period to period. While the company believes all assumptions utilized in our assessment are reasonable and appropriate, changes in these estimates could produce different fair value amounts and therefore different goodwill impairment assessments.

Intangible Assets

Where evidence exists that the underlying arrangements have a high likelihood of continued renewal at little or no cost to the company, the intangible asset is assigned an indefinite life and reviewed for impairment on an annual basis. Similar to Goodwill, management has the option to first assess indefinite-lived intangible assets for qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable (i.e., the carrying amount exceeds the fair value of the intangible asset). In addition, management's judgment is required to estimate the period over which definite-lived intangible assets will contribute to the company's cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a definite-lived intangible asset, could have a significant impact on the company's amortization expense, which was $62.9 million, $62.5 million and $52.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Intangible assets not subject to amortization are tested for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. If a quantitative assessment is required, the impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If required, fair value is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The income approach includes inputs that require significant management judgment, including AUM growth rates, product mix, projected effective fee rates, pre-tax profit margins, effective tax rates and discount rates. The most sensitive of these assumptions to the determination of the estimated fair value are the AUM growth rate, fee rates, operating expense and discount rate, which is a weighted average cost of capital including consideration of company size premiums. Changes in these estimates could produce different fair value amounts and therefore different impairment conclusions. During 2021 and 2020, our annual impairment reviews of indefinite-lived intangible assets determined that no impairment existed at the respective review dates, the classifications of indefinite-lived and definite-lived remain appropriate, and no changes to the expected lives of the definite-lived intangible assets were required. Due to the decline in our AUM resulting from COVID-19, management also performed a quantitative impairment test on certain indefinite-lived intangible assets in the first quarter of 2020, which indicated no impairment.

Income Taxes

The company files U.S. federal, state and numerous foreign income tax returns. The income tax laws are complex and subject to different interpretations by the taxpayer and the relevant taxing authorities. Significant judgment is required in the determination of our annual income tax provision, which includes the assessment of deferred tax assets and uncertain tax positions, as well as the interpretation and application of existing and newly enacted tax laws, regulation changes and new judicial rulings. Therefore, it is possible that actual results will vary from those recognized in our Consolidated Financial Statements due to changes in the interpretation of applicable guidance or as a result of examinations by taxing authorities.

Deferred tax assets, net of any associated valuation allowance, have been recognized based on management's belief that taxable income of the appropriate character, more likely than not, will be sufficient to realize the benefits of these assets over time. In the event that actual results differ from our expectations, or if our historical trends of positive operating income changes, we may be required to record a valuation allowance on some or all of these deferred tax assets, which may have a significant effect on our financial condition and results of operations. In assessing whether a valuation allowance should be established against a deferred income tax asset, the company considers all available evidence, which includes the nature, frequency and severity of recent losses, forecasts of future profitability and the duration of statutory carry back and carry forward periods, among other factors.

In the assessment of uncertain tax positions, significant judgment is required to estimate the range of possible outcomes and determine the probability, on a more likely than not basis, of favorable or unfavorable outcomes upon ultimate settlement of an issue. Changes in estimate of uncertain tax positions occur periodically due to changes in interpretations of tax laws, the status of examinations by tax authorities and new regulatory or judicial guidance that could impact the relative merits and risk of tax positions. These changes, when they occur, impact tax expense and can materially impact results of operations. The company recognizes any interest and penalties related to unrecognized tax benefits on the Consolidated Statements of Income as components of income tax expense.

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

As of December 31, 2021, the company consolidated CIP that held investments of $9,042.5 million (December 31, 2020: $7,910.0 million).

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

Securities Market Risk

The company's exposure to market risk from financial instruments measured at fair value arises from its investments and also from its contingent consideration liability. The following table summarizes the impact of a 10% increase or decrease in the fair values of these financial instruments:

	December 31, 2021
$ in millions	Fair Value	Fair Value assuming 10% increase	Fair Value assuming 10% decrease
Equity investments (a)	337.9	371.7	304.1
Total assets measured at fair value exposed to market risk	337.9	371.7	304.1

Direct investments in CIP (b)	461.2	507.3	415.1
____________
(a)If such a 10% increase or decrease in fair values were to occur, the change attributable to $337.9 million of these equity investments would result in a corresponding increase or decrease in our pre-tax earnings. At December 31, 2021, $226.6 million of these equity investments are held to hedge economically certain deferred compensation plans in which the company participates. In addition to holding equity investments, in 2017, the company purchased a total return swap to economically hedge certain deferred compensation plans. The notional value of the total return swap at December 31, 2021 was $343.1 million. The company recognizes as compensation expense the appreciation or depreciation of the compensation liability over the award's vesting period in proportion to the vested amount of the award. The company immediately recognizes the appreciation or depreciation of these investments, which is included in other gains and losses. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting net income, which will reverse and will offset to zero over the life of the award at the end of the multi-year vesting period.

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

Cash balances invested in money market funds of $1,270.0 million have been excluded from the table above. These are valued under the market approach at the net asset value of the underlying funds, which is maintained at $1. Assets held for policyholders of $1,893.6 million have also been excluded from the table above. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability to the policyholders, which is linked to the value of the investments. The investments and the policyholder payables held by this business are carried in the Consolidated Balance Sheets as separate account assets and liabilities at fair value in accordance with ASC Topic 944, “Financial Services - Insurance.” Changes in fair value are recorded and offset to zero in the Consolidated Statements of Income in other operating revenues. Increases or decreases in the fair value of these investments will therefore have no impact to our pre-tax earnings.

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On December 31, 2021, the interest rates on 100.0% of the company's borrowings were fixed for a weighted average period of 5.9 years, and the company had a balance of zero on its floating rate credit facility.

The interest rate profile of the financial liabilities of the company on December 31 was:

$ in millions	December 31, 2021	December 31, 2020
Debt
Fixed rate	2,085.1	2,082.6
Floating rate	—	—
Total	2,085.1	2,082.6

Weighted average interest rate percentage	4.0%	3.8%
Weighted average period for which rate is fixed in years	5.9	6.9

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

The company is exposed to foreign exchange revaluation into the Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries' functional currencies. Net foreign exchange revaluation losses were $1.1 million in 2021 (2020: $4.5 million of losses) and are included in general and administrative expenses and other gains and losses, net on the Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation and have put in place net investment hedge structures discussed in Part II, Item 8, Financial Statements, Note 11--"Other Comprehensive Income/(Loss)."

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

Under the supervision, and with the participation of the chief executive officer and chief financial officer, management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2021.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Invesco Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Invesco Ltd. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Income Taxes

As described in Notes 1 and 17 to the consolidated financial statements, the Company recorded income tax expense of $531.1 million for the year ended December 31, 2021, and had net deferred tax assets of $274.9 million, including a valuation allowance of $86.7 million, and total gross unrecognized income tax benefits of $86.6 million as of December 31, 2021, $71.9 million of which would affect the Company's effective tax rate if recognized in future periods. The Company files U.S. federal, U.S. state and local, and numerous foreign income tax returns. As disclosed by management, significant judgment is required in the determination of the Company’s annual income tax provisions, which includes the assessment of deferred tax assets and uncertain tax positions, as well as the interpretation and application of existing and newly enacted tax laws, regulation changes, and new judicial rulings.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 17, 2022

We have served as the Company’s auditor since 2013.

Invesco Ltd.
Consolidated Balance Sheets

	As of
$ in millions, except per share data	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	1,896.4	1,408.4
Unsettled fund receivables	92.8	109.4
Accounts receivable	785.0	741.1
Investments	926.3	826.8
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	250.7	301.7
Accounts receivable and other assets of CIP	532.6	175.5
Investments of CIP	9,042.5	7,910.0
Assets held for policyholders	1,893.6	7,582.1
Prepaid assets	166.0	149.2
Other assets	471.1	514.2
Property, equipment and software, net	518.1	563.8
Intangible assets, net	7,228.0	7,305.6
Goodwill	8,882.5	8,916.3
Total assets	32,685.6	36,504.1
LIABILITIES
Accrued compensation and benefits	1,062.3	973.7
Accounts payable and accrued expenses	1,065.3	1,920.4
Liabilities of CIP:
Debt of CIP	7,336.1	6,714.1
Other liabilities of CIP	846.3	588.6
Policyholder payables	1,893.6	7,582.1
Unsettled fund payables	91.8	98.4
Debt	2,085.1	2,082.6
Deferred tax liabilities, net	1,626.3	1,523.5
Total liabilities	16,006.8	21,483.4
Commitments and contingencies (See Note 20)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	510.8	211.8
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized, issued and outstanding as of December 31, 2021 and 2020)	4,010.5	4,010.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million shares issued as of December 31, 2021 and 2020)	113.2	113.2
Additional paid-in-capital	7,688.0	7,811.4
Treasury shares	(3,043.6)	(3,253.8)
Retained earnings	7,169.2	6,085.0
Accumulated other comprehensive income/(loss), net of tax	(441.5)	(404.5)
Total equity attributable to Invesco Ltd.	15,495.8	14,361.8
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	672.2	447.1
Total permanent equity	16,168.0	14,808.9
Total liabilities, temporary and permanent equity	32,685.6	36,504.1

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Income

	Years ended December 31,
$ in millions, except per common share data	2021	2020	2019
Operating revenues:
Investment management fees	4,995.9	4,451.0	4,506.3
Service and distribution fees	1,596.4	1,419.0	1,276.5
Performance fees	56.1	65.6	102.2
Other	246.1	210.0	232.4
Total operating revenues	6,894.5	6,145.6	6,117.4
Operating expenses:
Third-party distribution, service and advisory	2,149.3	1,947.6	1,893.0
Employee compensation	1,911.3	1,807.9	1,709.3
Marketing	98.6	83.3	135.6
Property, office and technology	526.0	512.3	494.1
General and administrative	424.1	480.8	404.2
Transaction, integration and restructuring	(65.9)	330.8	620.3
Amortization of intangibles	62.9	62.5	52.7
Total operating expenses	5,106.3	5,225.2	5,309.2
Operating income	1,788.2	920.4	808.2
Other income/(expense):
Equity in earnings of unconsolidated affiliates	152.3	72.7	56.4
Interest and dividend income	25.2	20.5	28.5
Interest expense	(94.7)	(129.3)	(135.7)
Other gains and losses, net	120.5	44.9	65.7
Other income/(expense) of CIP, net	509.0	139.9	149.8
Income before income taxes	2,500.5	1,069.1	972.9
Income tax provision	(531.1)	(261.6)	(235.1)
Net income	1,969.4	807.5	737.8
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(339.6)	(45.9)	(49.5)
Dividends declared on preferred shares	(236.8)	(236.8)	(123.6)
Net income attributable to Invesco Ltd.	1,393.0	524.8	564.7

Earnings per common share:
-basic	$3.01	$1.14	$1.29
-diluted	$2.99	$1.13	$1.28

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Comprehensive Income

	Years ended December 31,
$ in millions	2021	2020	2019
Net income	1,969.4	807.5	737.8
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(73.3)	182.7	155.6
Actuarial gain/(loss) related to employee benefit plans	28.3	(6.3)	(10.8)
Other comprehensive income/(loss), net of tax	8.0	6.4	2.9
Other comprehensive income/(loss)	(37.0)	182.8	147.7
Total comprehensive income/(loss)	1,932.4	990.3	885.5
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(339.6)	(45.9)	(49.5)
Dividends declared on preferred shares	(236.8)	(236.8)	(123.6)
Comprehensive income/(loss) attributable to Invesco Ltd.	1,356.0	707.6	712.4

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
$ in millions	2021	2020	2019
Operating activities:
Net income	1,969.4	807.5	737.8
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	205.3	203.5	177.6
Common share-based compensation expense	140.1	188.5	207.5
Other (gains)/losses, net	(120.5)	(44.9)	(65.7)
Other (gains)/losses of CIP, net	(390.0)	(32.1)	(32.9)
Equity in earnings of unconsolidated affiliates	(152.3)	(72.7)	(56.4)
Distributions from equity method investees	48.2	33.9	9.7
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	(421.6)	(48.2)	(213.4)
(Purchase)/sale of investments, net	93.8	263.1	167.0
(Increase)/decrease in receivables	5,581.2	3,744.4	934.3
Increase/(decrease) in payables	(5,875.5)	(3,812.7)	(748.9)
Net cash provided by/(used in) operating activities	1,078.1	1,230.3	1,116.6
Investing activities:
Purchase of property, equipment and software	(108.8)	(115.0)	(124.3)
Purchase of investments by CIP	(5,981.8)	(4,548.6)	(5,244.8)
Sale of investments by CIP	5,281.5	3,782.3	3,654.9
Purchase of investments	(191.1)	(153.6)	(229.1)
Sale of investments	129.2	143.2	123.3
Capital distribution from equity method investees	44.9	26.6	78.1
Collateral received/(posted), net	—	—	26.0
Purchase of business, net of cash acquired	—	—	290.5
Net cash inflows/(outflows) upon consolidation/deconsolidation of CIP	(21.8)	5.5	(7.4)
Net cash provided by/(used in) investing activities	(847.9)	(859.6)	(1,432.8)
Financing activities:
Purchases of treasury shares	(60.9)	(47.1)	(469.8)
Dividends paid - preferred	(236.8)	(236.8)	(123.6)
Dividends paid - common	(307.7)	(357.4)	(529.1)
Third-party capital invested into CIP	628.9	185.8	289.5
Third-party capital distributed by CIP	(395.5)	(236.4)	(144.1)
Borrowings of debt of CIP	3,411.9	1,268.0	3,348.8
Repayments of debt of CIP	(2,497.3)	(791.1)	(1,819.6)
Settlement of forward contracts on treasury shares	(309.4)	(190.6)	—
Collateral received/(returned), net	(104.1)	142.0	—
Net borrowings/(repayments) under credit facility	—	—	(330.8)
Payment of contingent consideration	(11.8)	(22.3)	(20.0)
Net cash provided by/(used in) financing activities	117.3	(285.9)	201.3
Increase/(decrease) in cash and cash equivalents	347.5	84.8	(114.9)
Foreign exchange movement on cash and cash equivalents	(32.2)	27.5	17.7
Foreign exchange movement on cash and cash equivalents of CIP	(7.5)	25.8	(7.0)
Cash, cash equivalents and restricted cash, beginning of period (1)	1,839.3	1,701.2	1,805.4
Cash, cash equivalents and restricted cash, end of period	2,147.1	1,839.3	1,701.2

Cash and cash equivalents	1,896.4	1,408.4	1,049.0
Restricted cash (1)	—	129.2	—
Cash and cash equivalents of CIP	250.7	301.7	652.2
Total cash, cash equivalents and restricted cash per consolidated statement of cash flows	2,147.1	1,839.3	1,701.2

Supplemental Cash Flow Information:
Interest paid	(85.7)	(93.1)	(99.4)
Interest received	0.7	2.7	9.2
Taxes paid	(431.7)	(223.8)	(193.7)
____________
(1)    Restricted cash of $129.2 million as of December 31, 2020 is recorded in Other assets on the Consolidated Balance Sheets.

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity

	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/Temporary Equity
January 1, 2021	4,010.5	113.2	7,811.4	(3,253.8)	6,085.0	(404.5)	14,361.8	447.1	14,808.9	211.8
Net income	—	—	—	—	1,629.8	—	1,629.8	301.6	1,931.4	38.0
Other comprehensive income/(loss)	—	—	—	—	—	(37.0)	(37.0)	—	(37.0)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(76.5)	(76.5)	261.0
Issuance of shares	—	—	—	—	—	—	—	—	—	—
Dividends declared - preferred ($59.00 per share)	—	—	—	—	(236.8)	—	(236.8)	—	(236.8)	—
Dividends declared - common ($0.67 per share)	—	—	—	—	(308.8)	—	(308.8)	—	(308.8)	—
Employee common share plans:
Common share-based compensation	—	—	140.1	—	—	—	140.1	—	140.1	—
Vested common shares	—	—	(263.0)	263.0	—	—	—	—	—	—
Other common share awards	—	—	(0.5)	8.1	—	—	7.6	—	7.6	—
Purchase of common shares	—	—	—	(60.9)	—	—	(60.9)	—	(60.9)	—
December 31, 2021	4,010.5	113.2	7,688.0	(3,043.6)	7,169.2	(441.5)	15,495.8	672.2	16,168.0	510.8

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity (continued)

	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/Temporary Equity
January 1, 2020	4,010.5	113.2	7,860.8	(3,452.5)	5,917.8	(587.3)	13,862.5	455.8	14,318.3	383.5
Net income	—	—	—	—	761.6	—	761.6	34.7	796.3	11.2
Other comprehensive income/(loss)	—	—	—	—	—	182.8	182.8	—	182.8	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(43.4)	(43.4)	(182.9)
Issuance of shares	—	—	—	—	—	—	—	—	—	—
Dividends declared - preferred ($59.00 per share)	—	—	—	—	(236.8)	—	(236.8)	—	(236.8)	—
Dividends declared - common ($0.78 per share)	—	—	—	—	(357.6)	—	(357.6)	—	(357.6)	—
Employee common share plans:
Common share-based compensation	—	—	188.5	—	—	—	188.5	—	188.5	—
Vested common shares	—	—	(227.3)	227.3	—	—	—	—	—	—
Other common share awards	—	—	(10.6)	18.5	—	—	7.9	—	7.9	—
Purchase of common shares	—	—	—	(47.1)	—	—	(47.1)	—	(47.1)	—
December 31, 2020	4,010.5	113.2	7,811.4	(3,253.8)	6,085.0	(404.5)	14,361.8	447.1	14,808.9	211.8

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity (continued)

	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/Temporary Equity
January 1, 2019	—	98.1	6,334.8	(3,003.6)	5,884.5	(735.0)	8,578.8	357.4	8,936.2	396.2
Net income	—	—	—	—	688.3	—	688.3	9.5	697.8	40.0
Other comprehensive income (loss)	—	—	—	—	—	147.7	147.7	—	147.7	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	88.9	88.9	(52.7)
Issuance of shares	4,010.5	15.1	1,438.2	—	—	—	5,463.8	—	5,463.8	—
Dividends declared - preferred ($30.81 per share)	—	—	—	—	(123.6)	—	(123.6)	—	(123.6)	—
Dividends declared - common ($1.23 per share)	—	—	—	—	(531.4)	—	(531.4)	—	(531.4)	—
Employee common share plans:
Common share-based compensation	—	—	207.5	—	—	—	207.5	—	207.5	—
Vested common shares	—	—	(118.3)	207.0	—	—	88.7	—	88.7	—
Other common share awards	—	—	(1.4)	8.9	—	—	7.5	—	7.5	—
Purchase of common shares	—	—	—	(664.8)	—	—	(664.8)	—	(664.8)	—
December 31, 2019	4,010.5	113.2	7,860.8	(3,452.5)	5,917.8	(587.3)	13,862.5	455.8	14,318.3	383.5

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

The company provides investment management services to, and has transactions with, various retail mutual funds and similar entities, private equity funds, real estate funds, fund-of-funds, collateralized loan obligations (CLOs) and other investment products sponsored by the company in the normal course of business for the investment of client assets. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of these products.

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

Upon consolidation of an investment product, the company's gain or loss on its investment (before consolidation) eliminates with the company's share of the offsetting loss or gain in the fund. Upon consolidation, the company's and the funds' accounting policies are effectively aligned, resulting in the reclassification of the company's gain or loss (representing the changes in the market value of the company's holding in the consolidated fund) from other comprehensive income into other gains/losses. The net impact from consolidation of funds previously carried as available-for-sale investments to net income attributable to Invesco Ltd. in each period primarily represents the changes in the value of the company's holdings in its consolidated investment products.

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

The company has elected the fair value option under ASC Topic 825-10-25 to measure the assets of all consolidated CLOs at fair value. All of the investments held by VIEs are presented at fair value in the company's Consolidated Balance Sheets at December 31, 2021 and 2020. The notes issued by consolidated CLOs are measured under the measurement alternative that requires the reporting entity to measure both the financial assets and the fair value of the financial liabilities of the CLO using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The company’s earnings from consolidated CLOs reflect changes in fair value of its own economic interests in the CLOs. Gains or losses on assets and liabilities of the CLOs are not attributed to noncontrolling interests but are offset in other gains/(losses) of CIP.

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

Use of Estimates

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect reported revenues, expenses, assets, liabilities and disclosure of contingent liabilities. The primary estimates and assumptions made relate to goodwill and intangible impairment, certain investments which are carried at fair value, post-employment benefit plan obligations, income taxes and contingent losses. Additionally, estimation is involved when determining investment and debt valuation for certain CIP; however, changes in the fair values of these amounts are largely offset by noncontrolling interests. Use of available information and application of judgment are inherent in the formation of estimates. Actual results in the future could differ from such estimates, and the differences may be material to the Consolidated Financial Statements.

Acquisition Accounting

In accordance with ASC Topic 805, “Business Combinations," each acquisition is evaluated to determine if it meets the definition of a business. If the acquisition does not meet the definition of a business, it is accounted for as an asset acquisition. For an asset acquisition, the cost of the acquisition is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. Transaction costs are included in the cost of the acquisition and no goodwill is recognized. If the acquisition does meet the definition of a business, it is accounted for as a business combination. For a business combination, any excess of the cost of the acquisition over the fair values of the identifiable net assets acquired attributable to the company is recognized as goodwill. With certain exceptions, the entire fair value of assets acquired, liabilities assumed and noncontrolling interests is recognized in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Additionally, when partial ownership in an acquiree is obtained and it is determined that the company controls the acquiree, the assets acquired, liabilities assumed and any noncontrolling interests are recognized and consolidated at 100% of their fair value at that date, regardless of the percentage ownership in the acquiree. As goodwill is calculated as a residual, all goodwill of the acquired business, not just the company's common share, is recognized under this “full-goodwill” approach. Noncontrolling interests are stated at the noncontrolling shareholder's proportion of the pre-acquisition carrying values of the acquired net assets. The results of entities acquired or sold during the year are included from or to the date control changes.

Contingent consideration obligations that are elements of consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Acquisition-related costs incurred in connection with a business combination are expensed as transaction, integration and restructuring costs.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held at banks and short-term investments with a maturity upon acquisition of three months or less (primarily held in affiliated money market funds). Cash and cash equivalents of CIP are not available for general use by the company.

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

Investments

The majority of the company’s investment balances relate to balances held in affiliated funds and equity method investees. In the normal course of business, the company invests in various types of affiliated investment products, either as “seed money” or as longer-term investments alongside third-party investors, typically referred to as “co-investments.” Seed money investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods to allow the funds to achieve critical mass, establish their track records and obtain third-party investments. Seed money may also be held for regulatory purposes in certain jurisdictions. Co-investments are often required of the investment manager by third-party investors in closed-ended funds to demonstrate an aligning of the investment manager’s interests with those of the third-party investors. The company also invests in affiliated funds in connection with its deferred compensation plans, whereby certain employees defer portions of their annual bonus into funds.

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

Intangible assets that are determined to be finite-lived are amortized on a straight-line basis over their useful lives, from two to twelve years, which reflects the pattern in which the economic benefits are realized. The company reevaluates the useful life determination for intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life or there is an indication of impairment. If there is an indication of impairment, management will perform an impairment analysis. The company considers its own assumptions, which require management's judgment, about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. A change in the useful life of an intangible asset could have a significant impact on the company's amortization expense.

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

Other revenues include fees derived primarily from transaction commissions earned upon the sale of new investments into certain of our funds and fees earned upon the completion of transactions in our real estate and private equity asset groups. Real estate transaction fees are derived from commissions earned through the buying and selling of properties. Private equity transaction fees include commissions associated with the restructuring of, and fees from providing advice to, portfolio companies held by the funds. These transaction fees are recorded in the Consolidated Statements of Income on the date when Invesco’s services are complete, which typically coincides with when the transactions are legally complete.

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

Money Market Fee Waivers

The company is currently providing voluntary yield support waivers of its revenues on certain money market funds to ensure that they maintain a minimum level of daily net investment income. During the year ended December 31, 2021, yield support waivers resulted in a reduction of total gross operating revenues of $153.7 million (year ended December 31, 2020: $40.7 million). A significant portion of our money market AUM arises from the institutional distribution channel, where relationships with our distribution partners allow us to share the waiver impact. Gross waivers are partially offset by a reduction of payments to these intermediaries, which are included in third party distribution, service and advisory expenses.

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

Taxation

Deferred tax assets and liabilities are recorded for temporary differences between the reported amounts of assets and liabilities in the financial statements and their respective tax bases, using the enacted statutory tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the income tax provision in the period in which the change is enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized. The company recognizes all excess tax benefits and deficiencies related to common share-based awards as a discrete item in the income tax provision in the period in which the awards vest. The company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The company recognizes interest and penalties related to income tax matters in the income tax provision.

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

Comprehensive Income

The company's other comprehensive income/(loss) consists of foreign currency translation adjustments, employee benefit plan liability adjustments, changes in unrealized gains and losses and reclassification adjustments for realized gains/(losses) on debt securities classified as available-for-sale and the company's share of other comprehensive income of equity method investments. Such amounts are recorded net of applicable taxes.

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

2. BUSINESS COMBINATIONS

On May 24, 2019, the company acquired OppenheimerFunds, an investment management subsidiary of Massachusetts Mutual Life Insurance Company (MassMutual).

Transaction and integration costs related to the OppenheimerFunds acquisition included within the Transaction, integration and restructuring line item on the Consolidated Statements of Income were a benefit of $190.7 million for the year ended December 31, 2021 (year ended December 31, 2020: $183.2 million expense). See Note 20, "Commitments and Contingencies," for additional details regarding the OppenheimerFunds acquisition-related matter.

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

	December 31, 2021	December 31, 2020
$ in millions	Fair Value	Fair Value
Cash and cash equivalents	1,896.4	1,408.4
Restricted cash (1)	—	129.2
Equity investments	337.9	360.3
Foreign time deposits (2)	30.4	29.9
Assets held for policyholders	1,893.6	7,582.1
Policyholder payables (2)	(1,893.6)	(7,582.1)
Total return swaps related to deferred compensation plans	1.6	5.1
Contingent consideration liability	(1.3)	(18.6)
____________
(1)Restricted cash is recorded in Other assets on the Consolidated Balance Sheets.

(2)These financial instruments are not measured at fair value on a recurring basis. Foreign time deposits are measured at cost plus accrued interest, which approximates fair value, and are accordingly classified as Level 2 securities. Policyholder payables are indexed to the value of the assets held for policyholders.

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

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, respectively:

	As of December 31, 2021
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	1,270.0	1,270.0	—	—
Investments: (2)
Equity investments:
Seed money	109.4	109.4	—	—
Investments related to deferred compensation plans	226.6	226.6	—	—
Other equity securities	1.9	1.9	—	—
Assets held for policyholders (3)	1,893.6	1,893.6		—
Total return swaps related to deferred compensation plans	1.6	—	1.6	—
Total	3,503.1	3,501.5	1.6	—
Liabilities:
Contingent consideration liability	(1.3)			(1.3)
Total	(1.3)	—	—	(1.3)

	As of December 31, 2020
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	947.3	947.3	—	—
Investments: (2)
Equity investments:
Seed money	153.5	153.5	—	—
Investments related to deferred compensation plans	202.7	202.7	—	—
Other equity securities	4.1	4.1	—	—
Assets held for policyholders (3)	7,582.1	7,582.1	—	—
Total return swaps related to deferred compensation plans	5.1	—	5.1	—
Total	8,894.8	8,889.7	5.1	—
Liabilities:
Contingent consideration liability	(18.6)	—	—	(18.6)
Total	(18.6)	—	—	(18.6)
____________
(1)The balance primarily represents cash held in affiliated money market funds.
(2)Foreign time deposits of $30.4 million (December 31, 2020: $29.9 million) are excluded from this table. Equity method and other investments of $550.1 million and $7.9 million, respectively, (December 31, 2020: $426.1 million and $10.5 million, respectively) are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.
(3)The majority of assets held for policyholders are held in affiliated funds.

Total return swap

In addition to holding equity investments, the company has a total return swap (TRS) to hedge economically certain deferred compensation liabilities. The notional value of the total return swap at December 31, 2021 was $343.1 million, and the fair value of the TRS was an asset of $1.6 million (December 31, 2020: notional value $279.3 million and fair value $5.1 million ). During the year ended December 31, 2021, market valuation gains of $26.8 million were recognized in other gains and losses, net (December 31, 2020: $39.8 million of net gains).

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

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities during the year ended December 31, 2021 and December 31, 2020, which are valued using significant unobservable inputs:

	For the year ended December 31, 2021	For the year ended December 31, 2020
$ in millions	Contingent Consideration Liability	Contingent Consideration Liability
Beginning balance	(18.6)	(60.2)
Net unrealized gains/(losses) included in other gains and losses, net	10.1	13.8
Disposition/settlements	11.8	22.3
Other	(4.6)	5.5
Ending balance	(1.3)	(18.6)

4.  INVESTMENTS

The disclosures below include details of the company's investments. Investments held by CIP are detailed in Note 21, "Consolidated Investment Products."

$ in millions	December 31, 2021	December 31, 2020
Equity investments:
Seed money	109.4	153.5
Investments related to deferred compensation plans	226.6	202.7
Other equity securities	1.9	4.1
Equity method investments	550.1	426.1
Foreign time deposits	30.4	29.9
Other	7.9	10.5
Total investments (1)	926.3	826.8
____________
(1)    The majority of the company’s investment balances relate to balances held in affiliated funds and equity method investees.

Equity investments

Net gains recorded in Other gains/(losses) in the Consolidated Statements of Income resulting from equity investments and total return swaps, which have equity investments as their underlying asset, for the year ended December 31, 2021, were $58.1 million (December 31, 2020: $41.7 million net gain). The unrealized gains and losses for the year ended December 31, 2021, that relate to equity investments still held at December 31, 2021, was a $8.8 million net gain (December 31, 2020: $19.4 million net gain related to equity investments still held at December 31, 2020).

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

5.  PROPERTY, EQUIPMENT AND SOFTWARE

The following is a summary of property, equipment and software:

$ in millions	December 31, 2021	December 31, 2020
Technology and Other Equipment	289.1	302.4
Software	901.0	810.7
Land and Buildings	98.7	119.0
Leasehold Improvements	233.9	254.7
Work in Process	74.3	83.1
Property, Equipment and Software, Gross	1,597.0	1,569.9
Less: Accumulated Depreciation and Impairment (1)	(1,078.9)	(1,006.1)
Property, Equipment and Software, Net	518.1	563.8
__________
(1)    The company did not recognize any impairment expense during the year ended December 31, 2021. During the year ended December 31, 2020, the company recorded an impairment expense of $17.8 million to transaction, integration and restructuring expense related to a property we intend to sublease, of which $4.4 million related to leasehold improvements and $13.4 million related to the right-of-use assets (see Note 15, “Operating Leases”).

Depreciation expense related to property, equipment and software was $142.4 million, $141.0 million and $124.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

6.  INTANGIBLE ASSETS

The following table presents the major classes of the company's intangible assets at December 31, 2021 and 2020:

$ in millions	Gross Book Value	Accumulated Amortization	Net Book Value
December 31, 2021
Management contracts - indefinite-lived	6,968.3	N/A	6,968.3
Management contracts - finite-lived	319.2	(151.4)	167.8
Developed technology	98.1	(68.2)	29.9
Other	109.7	(47.7)	62.0
Total	7,495.3	(267.3)	7,228.0
December 31, 2020
Management contracts - indefinite-lived	6,982.7	N/A	6,982.7
Management contracts - finite-lived	319.9	(118.7)	201.2
Developed technology	99.2	(50.9)	48.3
Other	110.8	(37.4)	73.4
Total	7,512.6	(207.0)	7,305.6

The 2021 and 2020 annual impairment reviews of indefinite-lived intangible assets determined that no impairment existed. No interim impairment test was deemed necessary for 2021. Due to the decline in our assets under management in the three months ended March 31, 2020, management determined that an interim impairment test was necessary for certain of our indefinite-lived management contract assets during 2020. The analysis resulted in no impairment because the fair value of indefinite-lived intangible assets exceeded their carrying value.

Amortization expense was $62.9 million during the year ended December 31, 2021 (December 31, 2020: $62.5 million; December 31, 2019: $52.7 million). Estimated amortization expense for each of the five succeeding fiscal years based upon the company's intangible assets at December 31, 2021 is as follows:

$ in millions Years Ended December 31,	Estimated Amortization Expense
2022	(60.1)
2023	(52.0)
2024	(46.3)
2025	(39.2)
2026	(37.3)

7.  GOODWILL

The table below details changes in the goodwill balance:

$ in millions	Net Book Value
January 1, 2021	8,916.3
Business combinations	1.6
Foreign exchange	(35.4)
December 31, 2021	8,882.5

January 1, 2020	8,509.4
Business combinations	285.8
Foreign exchange	121.1
December 31, 2020	8,916.3

The 2020 additions to goodwill of $285.8 million related to adjustments to the purchase price allocation of the Oppenheimer acquisition. The 2021 and 2020 annual impairment reviews determined that no impairment existed at the respective review dates. No interim impairment test was deemed necessary during 2021. Due to the decline in our assets under management in the three months ended March 31, 2020, management determined that an interim impairment test was necessary during 2020. The analysis resulted in no impairment because the fair value of the company exceeded its carrying value.

8.  OTHER LIABILITIES

The table below details the components of other liabilities:

	As of
$ in millions	December 31, 2021	December 31, 2020
Compensation and benefits	121.2	148.2
Accrued bonus and deferred compensation	941.1	825.5
Accrued compensation and benefits	1,062.3	973.7

Accruals and other liabilities (1)	382.4	384.2
OppenheimerFunds acquisition-related matter (See Note 20)	—	387.8
Forward contract collateral (See Note 10)	—	104.1
Forward contract payable (See Note 10)	—	309.0
Lease liability (See Note 15)	289.8	319.2
Accounts payable	312.5	348.9
Income taxes payable	80.6	67.2
Accounts payable and accrued expenses	1,065.3	1,920.4
__________
(1)    Included in the Accruals and Other liabilities is deferred carried interest. The opening and closing balance of deferred carried interest liabilities for the year ended December 31, 2021 was $58.0 million and $5.5 million, respectively. The decrease in deferred carried interest primarily represents recognition of gains from certain private equity funds that are in liquidation. Separately, during the year ended December 31, 2021, $0.9 million performance fee revenue was recognized that had been included in the deferred carried interest liability balance at the beginning of the period.

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

The disclosures below include details of the company's debt. Debt of CIP is detailed in Note 21, “Consolidated Investment Products.”

	December 31, 2021		December 31, 2020
$ in millions	Carrying Value (3)	Fair Value	Carrying Value (3)	Fair Value
$1.5 billion floating rate credit facility expiring April 26, 2026 (1)	—	—	—	—
Unsecured Senior Notes: (2)
$600 million 3.125% - due November 30, 2022	599.4	613.8	598.7	632.9
$600 million 4.000% - due January 30, 2024	597.8	633.7	596.8	660.2
$500 million 3.750% - due January 15, 2026	497.3	541.2	496.7	564.8
$400 million 5.375% - due November 30, 2043	390.6	536.8	390.4	517.8
Debt	2,085.1	2,325.5	2,082.6	2,375.7
____________
(1)On April 26, 2021, Invesco Ltd. and its indirect subsidiary, Invesco Finance PLC, amended and restated the $1.5 billion floating rate credit facility, extending the expiration date from August 11, 2022 to April 26, 2026.

(2)The company's senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

(3)The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.

The fair market value of the company's senior notes was determined by market quotes provided by a third party pricing service, which utilizes Level 2 valuation inputs. In the absence of an active market, the company relies upon the average price quoted by brokers for determining the fair market value of the debt.

Analysis of Borrowings by Maturity:

$ in millions	December 31, 2021
2022	599.4
2024	597.8
2026	497.3
2043	390.6
Debt	2,085.1

At December 31, 2021, the outstanding balance on the credit facility was zero. Borrowings under the credit facility will bear interest at (i) LIBOR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of December 31, 2021 of the company, the applicable margin for LIBOR-based loans was 1.13% and for base rate loans was 0.13%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the higher of the available credit ratings of the company or its indirect subsidiary Invesco Finance PLC. Based on credit ratings as of December 31, 2021, the annual facility fee was equal to 0.13%.

The credit facility agreement governing the credit facility contains customary restrictive covenants on the company and its subsidiaries. Restrictive covenants in the credit facility agreement include, but are not limited to: prohibitions on creating, incurring or assuming any liens; entering into merger arrangements; selling, leasing, transferring or otherwise disposing of assets; making a material change in the nature of the business; making a significant accounting policy change in certain situations; entering into transactions with affiliates; and incurring indebtedness through the subsidiaries (other than the borrower, Invesco Finance PLC). Many of these restrictions are subject to certain minimum thresholds and exceptions. Financial covenants under the credit facility agreement include: (i) the quarterly maintenance of a debt/EBITDA leverage ratio, as defined in the credit facility agreement, of not greater than 3.25:1.00, (ii) an interest coverage ratio (EBITDA, as defined in the credit facility agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00.

The credit facility agreement governing the credit facility also contains customary provisions regarding events of default which could result in an acceleration or increase in amounts due, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control, certain judgments, ERISA matters, cross-default to other debt agreements, governmental action prohibiting or restricting the company or its subsidiaries in a manner that has a material adverse effect and failure of certain guaranty obligations. The company is in compliance with all regulatory minimum net capital requirements.

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

	As of
in millions	December 31, 2021	December 31, 2020
Preferred shares issued (1)	4.0	4.0
Preferred shares outstanding (1)	4.0	4.0
__________
(1)    Preferred shares are held by MassMutual and are subject to a lock-up period of five years, which disallows the sale of preferred shares by MassMutual during the five-year period beginning on the original issue date of May 24, 2019.
The number of common shares and common share equivalents issued are represented in the table below:

In millions	December 31, 2021	December 31, 2020	December 31, 2019
Common shares issued	566.1	566.1	566.1
Less: Treasury shares for which dividend and voting rights do not apply	(104.9)	(107.0)	(112.8)
Common shares outstanding	461.2	459.1	453.3

During the year ended December 31, 2019, the company entered into three forward contracts to purchase its common shares. During the year ended December 31, 2021, the three forward contracts were fully settled and the corresponding collateral received was returned to the counterparty. As such, there was no liability on the forward contracts and no corresponding net collateral as of December 31, 2021 (December 31, 2020: total liability was $309.0 and net collateral received was $104.1 million).

The details of the forward contracts for the year ended December 31, 2020 are as follows:

	Year ended December 31, 2020
In millions, except strike price and forward prices	Common Shares Purchased	Initial Strike Price	Forward Price	Hedge Completion Date	Value of Total Treasury Shares Recorded	Settlement Date	Total Liability Recorded
$200 million - entered on May 13, 2019	9.8	$20.51	$12.00	05/30/2019	$198.7	01/04/2021	$117.0
$200 million - entered on July 2, 2019	10.0	$20.00	$12.00	07/30/2019	$193.7	04/01/2021	$119.4
$100 million - entered on August 27, 2019	6.0	$16.59	$12.00	09/27/2019	$102.6	04/01/2021	$72.6
	25.8				$495.0		$309.0

The company did not purchase shares in the open market during the year ended December 31, 2021, (December 31, 2020: none). Separately, an aggregate of 2.7 million shares were withheld on vesting events during the year ended December 31, 2021 to meet employees' withholding tax obligations (December 31, 2020: 3.4 million). The fair value of these common shares withheld at the respective withholding dates was $60.9 million (December 31, 2020: $47.1 million). At December 31, 2021, approximately $732.2 million remained authorized under the company's common share repurchase authorization approved by the Board on July 22, 2016 (December 31, 2020: $732.2 million).

Total treasury shares at December 31, 2021 were 115.7 million (December 31, 2020: 121.6 million), including 10.8 million unvested restricted common stock awards (December 31, 2020: 14.6 million) for which dividend and voting rights apply. The market price of common shares at the end of 2021 was $23.02. The total market value of the company's 115.7 million treasury shares was $2.7 billion at December 31, 2021.

Movements in Treasury Shares comprise:

	Year ended
In millions	December 31, 2021	December 31, 2020	December 31, 2019
Beginning balance	121.6	128.2	103.0
Acquisition of common shares	2.7	3.4	34.7
Distribution of common shares	(8.4)	(9.3)	(9.2)
Common shares distributed to meet ESPP obligation	(0.2)	(0.7)	(0.3)
Ending balance	115.7	121.6	128.2

11.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	2021
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(73.3)	—	—	—	(73.3)
Actuarial gain/(loss) related to employee benefit plans	—	28.3	—	—	28.3
Other comprehensive income/(loss), net	—	8.1	(0.1)	—	8.0
Other comprehensive income/(loss), net of tax	(73.3)	36.4	(0.1)	—	(37.0)

Beginning balance	(279.3)	(126.0)	0.1	0.7	(404.5)
Other comprehensive income/(loss), net of tax	(73.3)	36.4	(0.1)	—	(37.0)
Ending balance	(352.6)	(89.6)	—	0.7	(441.5)

	2020
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	182.7	—	—	—	182.7
Actuarial gain/(loss) related to employee benefit plans	—	(6.3)	—	—	(6.3)
Other comprehensive income/(loss), net	—	6.4	—	—	6.4
Other comprehensive income/(loss), net of tax	182.7	0.1	—	—	182.8

Beginning balance	(462.0)	(126.1)	0.1	0.7	(587.3)
Other comprehensive income/(loss), net of tax	182.7	0.1	—	—	182.8
Ending balance	(279.3)	(126.0)	0.1	0.7	(404.5)

	2019
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	155.6	—	—	—	155.6
Actuarial gain/(loss) related to employee benefit plans	—	(10.8)	—	—	(10.8)
Other comprehensive income/(loss), net	—	2.4	0.1	0.4	2.9
Other comprehensive income/(loss), net of tax	155.6	(8.4)	0.1	0.4	147.7

Beginning balance	(617.6)	(117.7)	—	0.3	(735.0)
Other comprehensive income/(loss), net of tax	155.6	(8.4)	0.1	0.4	147.7
Ending balance	(462.0)	(126.1)	0.1	0.7	(587.3)

Net Investment Hedge

The company designated certain intercompany debt as a non-derivative net investment hedging instrument against foreign currency exposure related to its net investment in foreign operations. At December 31, 2021 and December 31, 2020, £130 million ($176.1 million and $174.5 million, respectively) of intercompany debt was designated as a net investment hedge. For the year ended December 31, 2021, the company recognized foreign currency losses of $1.6 million (2020: losses of $2.4 million, 2019: losses of $6.5 million) resulting from the net investment hedge within currency translation differences on investments in foreign subsidiaries in Other comprehensive income.
12.  COMMON SHARE-BASED COMPENSATION

The company recognized total expenses of $140.1 million, $188.5 million and $207.5 million related to equity-settled common share-based payment transactions in 2021, 2020 and 2019, respectively. The income tax benefit recognized in the Consolidated Statements of Income for common share-based compensation arrangements was $30.0 million for 2021 (2020: $27.8 million; 2019: $38.1 million).

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

Time-vested awards vest ratably over a defined period of continued employee service. Performance-vested awards vest upon (i) the company's attainment of certain pre-established performance criteria, and (ii) a defined period of continued employee service. Time-vested and performance-vested equity awards are granted in the form of restricted stock awards (RSAs) or restricted stock units (RSUs). With respect to the performance-vested awards granted in February 2019, 2020 and 2021, vesting is tied to the achievement of specific levels of adjusted operating margin and relative total shareholder return with vesting ranging from 0% to 150%.

With respect to time-vested awards, dividends accrue directly to the employee holder of RSAs, and cash payments in lieu of dividends are made to employee holders of certain RSUs. With respect to performance-vested awards, cash payments in lieu of dividends are deferred and are paid at the same rate as on the underlying shares if and to the extent the award vests.

The 2016 Global Equity Incentive Plan (2016 GEIP), which was originally approved by the company's common shareholders in May 2016 and most recently amended and restated in May 2021, authorizes the issuance of up to 16.0 million shares. In May 2010, the board approved the 2010 Global Equity Incentive Plan ST (GEIP ST). The GEIP ST authorizes the issuance of up to 8.5 million shares. With respect to the GEIP ST, awards are only granted as employment inducement awards in connection with a strategic transaction and, as a result, do not require shareholder approval under the rules of the New York Stock Exchange or otherwise.

Movements on employee common share awards during the years ended December 31, are detailed below:

	2021			2020		2019
Millions of common shares, except fair values	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value ($)	Time-Vested	Performance-Vested	Time- Vested	Performance-Vested
Unvested at the beginning of year	18.1	1.6	19.11	18.7	1.1	12.5	0.9
Granted during the year (1)	3.4	0.6	22.61	8.8	0.9	15.5	0.6
Forfeited during the year	(0.4)	—	18.90	(0.5)	—	(0.5)	—
Vested and distributed during the year	(7.6)	(0.3)	21.40	(8.9)	(0.4)	(8.8)	(0.4)
Unvested at the end of the year	13.5	1.9	18.88	18.1	1.6	18.7	1.1
___________
(1)With respect to the time-vested awards granted in 2019, includes 6.2 million restricted shares as employment inducement awards in connection with completed acquisitions.

The total fair value of common shares that vested during 2021 was $187.9 million (2020: $124.6 million; 2019: $177.1 million). The weighted average grant date fair value of the U.S. dollar share awards that were granted during 2021 was $22.61 (2020: $14.09; 2019: $19.66).

At December 31, 2021, there was $164.7 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.12 years.

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

The total amounts charged to the Consolidated Statements of Income for the year ended December 31, 2021 of $81.2 million (December 31, 2020: $86.4 million, December 31, 2019: $73.5 million) represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of December 31, 2021, accrued contributions of $31.1 million (December 31, 2020: $30.7 million) for the current year will be paid to the plans.

Defined Benefit Plans

The company maintains legacy defined benefit pension plans for qualifying employees of its subsidiaries in the UK, Ireland, Germany and Taiwan. All defined benefit plans are closed to new participants.

The most recent actuarial valuations of plan assets and the present value of the defined benefit obligation were valued as of December 31, 2021. The benefit obligation, related current service cost and prior service cost were measured using the projected unit credit method.

Benefit Obligations and Funded Status

The amounts included in the Consolidated Balance Sheets arising from the company's obligations and plan assets in respect of its defined benefit retirement plans are as follows:

	Retirement Plans
$ in millions	2021	2020
Benefit obligation	(512.8)	(587.1)
Fair value of plan assets	577.0	585.0
Funded status	64.2	(2.1)
Amounts recognized in the Consolidated Balance Sheets:
Other assets	82.8	30.4
Accrued compensation and benefits	(18.6)	(32.5)
Funded status	64.2	(2.1)

Changes in the benefit obligations were as follows:

	Retirement Plans
$ in millions	2021	2020
January 1	587.1	551.7
Service cost	0.6	2.4
Interest cost	8.9	9.2
Actuarial (gains)/losses	(37.0)	40.6
Exchange difference	(11.2)	21.4
Benefits paid	(10.2)	(11.5)
Curtailment (gains)/losses	(0.3)	—
Settlement	(25.1)	(26.7)
December 31	512.8	587.1

Key assumptions used in plan valuations are detailed below. Appropriate local mortality tables are also used. The weighted average assumptions used to determine defined benefit obligations at December 31, 2021, and 2020 are as follows:

	Retirement Plans
	2021	2020
Discount rate	1.91%	1.83%
Expected rate of salary increases	3.10%	2.85%
Future pension trend rate increases	3.29%	2.64%

Changes in the fair value of plan assets in the current period were as follows:

	Retirement Plans
$ in millions	2021	2020
January 1	585.0	524.5
Actual return on plan assets	26.4	55.2
Foreign currency changes	(7.9)	20.1
Contributions from the company	13.8	25.5
Benefits paid	(10.1)	(11.5)
Settlement and other	(30.2)	(28.8)
December 31	577.0	585.0

The components of the amount recognized in accumulated other comprehensive income at December 31, 2021 and 2020 are as follows:

	Retirement Plans
$ in millions	2021	2020
Prior service cost/(credit)	6.6	7.4
Net actuarial loss/(gain)	96.8	144.4
Total	103.4	151.8

The amounts in accumulated other comprehensive income expected to be amortized into the Consolidated Income Statement during the year ending December 31, 2022 are as follows:

$ in millions	Retirement Plans
Prior service cost/(credit)	0.2
Net actuarial loss/(gain)	0.9
Total	1.1

The total accumulated and projected benefit obligation and fair value of plan assets for plans with accumulated and projected benefit obligations in excess of plan assets are as follows:

	Retirement Plans
$ in millions	2021	2020
Plans with accumulated and projected benefit obligation in excess of plan assets:
Accumulated and projected benefit obligation	64.8	574.2
Fair value of plan assets	46.2	572.3

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Retirement Plans
$ in millions	2021	2020	2019
Service cost	0.6	2.4	1.1
Interest cost	8.9	9.2	13.4
Expected return on plan assets	(16.8)	(23.7)	(22.1)
Amortization of prior service cost/(credit)	0.2	0.2	0.3
Amortization of net actuarial (gain)/loss	2.7	3.6	2.9
Settlement	4.4	8.0	(0.2)
Curtailment (gain)/loss	(0.3)	—	0.4
Net periodic benefit cost/(credit)	(0.3)	(0.3)	(4.2)

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2021, 2020 and 2019 are:

	Retirement Plans
	2021	2020	2019
Discount rate	1.83%	1.93%	2.82%
Expected return on plan assets	3.01%	4.69%	5.00%
Expected rate of salary increases	2.85%	2.95%	3.24%
Future pension rate increases	2.64%	2.74%	3.04%

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

Plan Assets

The analysis of the plan assets as of December 31, 2021 was as follows:

$ in millions	Retirement Plans	% of Plan Assets
Cash and cash equivalents	27.7	4.8%
Fund investments	296.8	51.4%
Equity securities	23.9	4.1%
Government debt securities	13.1	2.3%
Guaranteed investments contracts	9.8	1.7%
Other assets	205.7	35.7%
Total	577.0	100.0%

The analysis of the plan assets as of December 31, 2020 was as follows:

$ in millions	Retirement Plans	% of Plan Assets
Cash and cash equivalents	22.4	3.8%
Fund investments	224.2	38.3%
Equity securities	193.6	33.1%
Government debt securities	15.0	2.6%
Guaranteed investments contracts	22.2	3.8%
Other assets	107.6	18.4%
Total	585.0	100.0%

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

Guaranteed investment contracts

These plan assets are classified within level 3 of the valuation hierarchy and are valued through use of unobservable inputs by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer. Guaranteed investment contracts balance at December 31, 2021 is $9.8 million (December 31, 2020: $22.2 million).

Cash Flows

The estimated amounts of contributions expected to be paid to the plans during 2022 are $13.8 million for retirement plans. There are no future annual benefits of plan participants covered by insurance contracts issued by the employer or related parties.

The benefits expected to be paid in each of the next five fiscal years and in the five fiscal years thereafter are as follows:

$ in millions	Retirement Plans
Expected benefit payments:
2022	8.9
2023	9.3
2024	9.5
2025	9.9
2026	10.3
Thereafter in the succeeding five years	58.2

14. RESTRUCTURING

In 2020, the company initiated a strategic evaluation focusing on four key areas of our expense base: our organizational model, our real estate footprint, management of third party spend and technology and operations efficiency.

Restructuring expenses related to the strategic evaluation were $100.5 million for the year ended December 31, 2021 (December 31, 2020: $119.0 million). Restructuring expenses are recorded to transaction, integration and restructuring expenses on the Consolidated Statements of Income.

The company estimates $30 million to $55 million of remaining restructuring expenses related to the strategic evaluation through the end of 2022, of which approximately 30% will be employee compensation costs with the remainder comprised of property, office and technology costs and general and administrative costs. A substantial portion of these expenses will result in future cash expenditures.

The following table shows the rollforward of the restructuring liability as of December 31, 2021 and total restructuring charges for the year ended December 31, 2021 and December 31, 2020. The company recorded the liability to accrued compensation and benefits, accounts payable and accrued liabilities on the Consolidated Balance Sheets.

$ in millions	Employee Compensation	Other Expenses	Total
Balance as of July 1, 2020	—	—	—
Accrued charges	85.0	9.1	94.1
Payments	(40.5)	(9.1)	(49.6)
Balance as of December 31, 2020	44.5	—	44.5
Accrued charges	63.7	14.3	78.0
Payments	(75.2)	(12.5)	(87.7)
Balance as of December 31, 2021	33.0	1.8	34.8
Non-cash charges (1)
Six months ended December 31, 2020	19.5	5.4	24.9
Twelve months ended December 31, 2021	13.7	8.8	22.5
Total non-cash charges	33.2	14.2	47.4
Cumulative charges incurred through December 31, 2021	181.9	37.6	219.5
__________
(1)    Non-cash charges include stock-based compensation, accelerated depreciation of certain assets and location strategy costs (including impairment, refer to Note 5, "Property, Equipment Software" for details).

15.  OPERATING LEASES

The company leases office space in almost all its locations of business, data centers and certain equipment under non-cancelable operating leases. The operating leases have a weighted-average remaining lease term of 5.41 years for the year ended December 31, 2021 (2020: 5.74 years) and generally include one or more options to renew, with renewal terms that can extend the lease term from 1 to 10 years. Certain lease arrangements include an option to terminate the lease if a notification is provided to the landlord within 1-7.2 years prior to the end of the lease term. The company has sole discretion in exercising lease renewal and termination options. The lease terms used in the company’s lease measurements do not include renewal options as they are not reasonably certain to be exercised as of the date of this report.

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

As of December 31, 2021, the right-of-use asset of $256.6 million was included within Other assets, and the lease liability of $289.8 million was included within Accounts payable and accrued expenses, on the Consolidated Balance Sheets.

The components of lease expense for the year ended December 31, 2021, December 31, 2020 and December 31, 2019 were as follows:

$ in millions	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Operating lease cost	81.4	91.6	70.0
Variable lease cost	25.5	23.4	26.8
Less: sublease income	(1.9)	(2.1)	(0.6)
Total lease expense	105.0	112.9	96.2

The company did not record any impairment expense during the years ended December 31, 2021 and 2019 (during the year ended December 31, 2020, an impairment expense of $17.8 million was recorded to transaction, integration and restructuring expense related to a property we intend to sublease, of which $13.4 million related to the right-of use assets and $4.4 million related to leasehold improvements (see Note 5, “Property, Equipment Software”)).

Supplemental cash flow information related to leases for the year ended December 31, 2021 and December 31, 2020 were as follows:

$ in millions	Year ended December 31, 2021	Year ended December 31, 2020
Operating cash flows from operating leases included in the measurement of lease liabilities	86.0	98.3
Right-of-use assets obtained in exchange for new operating lease liabilities	7.7	36.7

In determining the discount rate, the company considered the interest rate yield for specific interest rate environments and the company’s credit spread at the inception of the lease.

The weighted-average discount rate for the operating lease liability for the year ended December 31, 2021 was 3.35% (2020: 3.39%).

As of December 31, 2021, the maturities of the company’s lease liabilities (primarily related to real estate leases) were as follows:

$ in millions
Year Ending December 31,2021	Lease Liabilities
2022	77.5
2023	64.9
2024	47.8
2025	39.3
2026	34.7
Thereafter	51.3
Total lease payments	315.5
Less: interest	(25.7)
Present value of lease liabilities	289.8

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

16.  OTHER GAINS AND LOSSES, NET

The components of other gains and losses, net, are as follows:

$ in millions	2021	2020	2019
Other gains:
Gain on equity investments and total return swap, net	58.1	41.7	82.5
Gain on contingent consideration liability	10.1	15.3	—
Net foreign exchange gains	3.3	0.1	—
Other realized gains (1)	56.8	1.0	—
Gain on sale of investments	—	—	1.5
Non-service pensions gains	—	2.5	5.2
Total other gains	128.3	60.6	89.2
Other losses:
Other-than-temporary impairment	(7.1)	(3.6)	(2.0)
Non-service pension losses	(0.7)	—	—
Loss on contingent consideration liability	—	—	(7.8)
Net foreign exchange losses	—	(2.4)	(8.9)
Foreign exchange hedge loss	—	—	(4.8)
Other realized losses	—	(9.7)	—
Total other losses	(7.8)	(15.7)	(23.5)
Other gains and losses, net	120.5	44.9	65.7
__________
(1)    Represents recognition of gains from certain private equity funds that are in liquidation.

17.  TAXATION

The components of the company's income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019 are as follows:

$ in millions	2021	2020	2019
Current:
Federal	287.5	125.1	102.0
State	68.7	19.7	17.0
Foreign	95.2	35.5	94.0
	451.4	180.3	213.0
Deferred:
Federal	72.7	57.6	16.6
State	22.2	5.2	4.3
Foreign	(15.2)	18.5	1.2
	79.7	81.3	22.1
Total income tax expense (benefit)	531.1	261.6	235.1

A reconciliation between the statutory U.S. federal income tax rate and the effective tax rate per the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
Effect of foreign statutory income tax rates	(0.4)%	0.5%	(0.3)%
State taxes, net of federal tax effect	2.9%	1.9%	1.8%
Share-based compensation	(0.1)%	1.3%	0.9%
Effect of income attributable to noncontrolling interests	(2.9)%	(0.9)%	(1.1)%
Effect of income attributable to equity method investments in corporate joint ventures	(0.9)%	(1.0)%	(0.5)%
Other	1.6%	1.7%	2.4%
Effective tax rate per Consolidated Statements of Income	21.2%	24.5%	24.2%

The company’s effective tax rate is affected by the tax rates in foreign jurisdictions, which are different than the U.S. federal statutory tax rate of 21%, and the relative amount of income earned in those jurisdictions. As a result, the effective tax rate will vary from year to year depending on the mix of the profits and losses from each jurisdiction.

The components of income before taxes for the years ended December 31, 2021, 2020 and 2019 are as follows:

$ in millions	2021	2020	2019
Domestic	2,089.5	845.8	511.1
Foreign	411.0	223.3	461.8
Income before income taxes	2,500.5	1,069.1	972.9

The components of the deferred tax assets and liabilities reflected in the Consolidated Balance Sheets at December 31, 2021 and 2020 include the following:

$ in millions	2021	2020
Deferred tax assets:
Compensation and benefits	175.1	125.9
Lease obligations	36.4	44.5
Net operating loss carryforwards	119.0	99.8
Accrued liabilities	29.7	97.7
Other	1.4	55.4
Total deferred tax assets	361.6	423.3
Valuation allowance	(86.7)	(104.5)
Deferred tax assets, net of valuation allowance	274.9	318.8
Deferred tax liabilities:
Goodwill and intangibles	(1,787.1)	(1,745.4)
Leased assets	(33.3)	(40.3)
Fixed assets	(18.2)	(27.8)
Other	(42.7)	(22.9)
Total deferred tax liabilities	(1,881.3)	(1,836.4)
Net deferred tax liability	(1,606.4)	(1,517.6)

Deferred income tax assets and liabilities are recorded net when related to the same tax jurisdiction. At December 31, 2021, the Company recorded on the Consolidated Balance Sheets net deferred tax assets of $19.9 million in other assets, and net deferred tax liabilities of $1,626.3 million. At December 31, 2020, the Company recorded on the Consolidated Balance Sheets net deferred tax assets of $5.9 million in other assets and net deferred tax liabilities of $1,523.5 million.

At December 31, 2021 and 2020, the company had tax-effected state net operating loss carryforwards of $35.5 million and $37.2 million, respectively, which will expire, if not utilized, between 2022 and 2038 except for approximately $4.3 million which have an indefinite life. At December 31, 2021 and 2020, the company also had tax-effected federal and foreign net operating loss carryforwards of $83.5 million and $62.6 million, respectively, of which approximately $12.5 million will expire over several years starting in 2022, with the remaining $71.0 million having an indefinite life. A valuation allowance has been recorded against certain carryforwards and certain deferred tax assets related to tax jurisdictions in which it is unlikely that the deferred tax asset will be realized.

Deferred tax liabilities are recognized for taxes that would be payable on the unremitted earnings of the company's foreign subsidiaries and corporate joint ventures, except where it is our intention to indefinitely reinvest the undistributed earnings. A deferred tax liability has not been recognized for our Canadian unremitted earnings, which are indefinitely reinvested, of approximately $1,090.0 million and $1,060.0 million at December 31, 2021 and 2020, respectively. If these earnings were distributed as a dividend, Canadian withholding tax of 5.0% would be due on the dividend. There are no other significant jurisdictions for which a deferred tax liability has not been recognized on unremitted earnings.

A reconciliation of the gross unrecognized tax benefits (UTBs) for the years ended December 31, 2021, 2020 and 2019 is as follows:

$ in millions	2021	2020	2019
Balance at January 1	61.9	69.9	20.0
Additions for tax positions related to the current year	15.9	6.6	1.4
Additions for tax positions related to prior years	14.2	2.2	1.2
Additions for tax positions related to prior years of acquired entities	—	—	54.1
Reductions for tax positions related to prior years	(3.5)	(9.9)	(4.0)
Reductions related to lapse of statute of limitations	(1.9)	(6.9)	(2.8)
Balance at December 31	86.6	61.9	69.9

The amount of UTBs that, if recognized, would favorably affect the company's effective tax rate was $71.9 million at December 31, 2021. The company recognizes accrued interest and penalties related to UTBs as a component of the income tax provision. The Consolidated Balance Sheets include accrued interest and penalties related to UTBs of $14.8 million, $13.2 million and $11.7 million at December 31, 2021, 2020 and 2019, respectively. The company recognized expense for interest and penalties related to UTBs of $1.6 million, $1.7 million and $8.5 million in 2021, 2020 and 2019, respectively.

The company files U.S. federal, U.S. state and local, and numerous foreign income tax returns. The company is periodically examined by various taxing authorities. With few exceptions, the company is no longer subject to income tax examinations for years prior to 2013. As a result of the completion of taxing authorities' examinations and the expiration of statutes of limitations, it is reasonably possible that the company's gross UTBs may decrease by as much as $25.0 million within the next twelve months.

18.  EARNINGS PER COMMON SHARE

The calculation of earnings per common share is as follows:

	Years ended December 31,
In millions, except per share data	2021	2020	2019
Net income attributable to Invesco Ltd.	$1,393.0	$524.8	$564.7

Invesco Ltd:
Weighted average common shares outstanding - basic	462.8	459.5	437.8
Dilutive effect of non-participating common share-based awards	2.6	3.0	2.7
Weighted average common shares outstanding - diluted	465.4	462.5	440.5

Earnings per common share:
-basic	$3.01	$1.14	$1.29
-diluted	$2.99	$1.13	$1.28

See Note 12, “Common Share-Based Compensation,” for a summary of common share awards outstanding under the company's common share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per common share.

There were no common shares of performance-vested awards excluded from the computation of diluted earnings per common share during the year ended December 31, 2021 due to their inclusion being anti-dilutive (years ended December 31, 2020: 0.3 million; December 31, 2019: 0.7 million). There were no common shares of time-vested awards excluded from the computation of diluted earnings per common share during the year ended December 31, 2021 (years ended December 31, 2020: none; December 31, 2019: none). There were no contingently issuable common shares excluded from the diluted earnings per common share computation during the year ended December 31, 2021 (December 31, 2020: none; December 31, 2019: none), because the necessary performance conditions for the common shares to be issuable had not yet been satisfied at the end of the respective period.

19.  GEOGRAPHIC INFORMATION

The company operates under one business segment, investment management. Geographical information is presented below. There are no revenues or long-lived assets attributed to the company's country of domicile, Bermuda.

$ in millions	Americas	Asia Pacific	EMEA Ex UK	UK	Total
For the year ended December 31, 2021
Total operating revenues (1)	5,174.7	348.6	724.8	646.4	6,894.5
Long-lived assets	341.4	23.6	7.4	145.7	518.1

For the year ended December 31, 2020
Total operating revenues (1)	4,541.6	326.1	645.1	632.8	6,145.6
Long-lived assets	384.0	23.1	9.1	147.6	563.8

For the year ended December 31, 2019
Total operating revenues (1)	4,290.2	309.2	698.3	819.7	6,117.4
Long-lived assets	416.0	20.8	8.2	138.5	583.5
__________
(1)    Operating revenues reflect the geographical regions from which services are provided.

20.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has committed to co-invest in certain investment products which may be called in future periods. At December 31, 2021, the company’s undrawn co-invest capital commitments were $488.8 million (December 31, 2020: $453.5 million).

Certain of our managed investment products have entered into revolving credit facilities with financial institutions. Pursuant to these arrangements, the company provided equity commitments and guarantees to certain of these investment products that are temporary in nature. The revolving credit facilities look first to the respective investment products for repayment and servicing. The company’s equity commitment or guarantee would only be called in the event a particular investment product is unable to meet its obligation. The company believes the likelihood of being required to fund its equity commitments or guarantees under these arrangements to be remote. To date, the company has not been required to fund any equity commitments under these arrangements. The maximum amount of future payments under the commitments is $276.9 million and under the guarantees is $30 million. The fair value of the guarantee liability is not significant to the consolidated financial statements.

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

In assessing the impact that a legal or regulatory matter will have on the company, management evaluates the need for an accrual on a case-by-case basis. If the likelihood of a loss is deemed probable and is reasonably estimable, the estimated loss is accrued. If the likelihood of a loss is assessed as less than probable, or an amount or range of loss cannot be reasonably estimated, a loss is not accrued. In management’s opinion, adequate accrual has been made as of December 31, 2021 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount and are deemed probable. Management is of the opinion that the ultimate resolution of claims will not materially affect the company’s business, financial position, results of operations or liquidity.

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

In the fourth quarter of 2021, remediation payments of $254.3 million were made to certain shareholders of the Funds that were negatively impacted by the restatement described above. Prior to the payments being made, during the year ended December 31, 2021, we reduced our estimated liability by $131.1 million based on our analysis of the patterns of actual underlying fund shareholder activity as we received fund shareholder information from certain omnibus accounts.

During the year ended December 31, 2021, the company received $100.0 million in proceeds under applicable insurance policies. The company may be entitled to additional reimbursement under applicable insurance policies for a portion of the remaining costs related to this matter, subject to the terms of such policies, including applicable deductibles and policy limits. Additionally, as the company acquired sponsorship and management of the Funds as part of its acquisition of OppenheimerFunds, the company may be entitled to seek indemnification for a portion of the remaining costs from MassMutual under the OppenheimerFunds acquisition agreement, subject to the terms of such indemnification, including applicable deductible and limit.

The measurement period for this acquisition closed during the three months ended June 30, 2020; therefore, the adjustments made during the year ended December 31, 2021 as well as any additional recoveries from insurance or indemnification, are and will be recorded through earnings in transaction, integration and restructuring expense. Remediation costs of $5.2 million have been incurred during the year ended December 31, 2021 (year ended December 31, 2020: $11.6 million) and recorded as transaction, integration and restructuring expense.

21.  CONSOLIDATED INVESTMENT PRODUCTS

The following table presents the balances related to CIP that are included on the Consolidated Balance Sheets as well as Invesco's net interest in the CIP for each period presented.

	As of
$ in millions	December 31, 2021	December 31, 2020
Cash and cash equivalents of CIP	250.7	301.7
Accounts receivable and other assets of CIP	532.6	175.5
Investments of CIP	9,042.5	7,910.0
Less: Debt of CIP	(7,336.1)	(6,714.1)
Less: Other liabilities of CIP	(846.3)	(588.6)
Less: Retained earnings	0.1	0.1
Less: Equity attributable to redeemable noncontrolling interests	(510.8)	(211.8)
Less: Equity attributable to nonredeemable noncontrolling interests	(671.5)	(446.3)
Invesco's net interests in CIP	461.2	426.5

The following table reflects the impact of consolidation of investment products into the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019.

Summary of Income Statement Impact of CIP

	Years ended December 31,
$ in millions	2021	2020	2019
Total operating revenues	(42.4)	(39.8)	(33.5)
Total operating expenses	25.3	22.2	28.1
Operating income	(67.7)	(62.0)	(61.6)
Equity in earnings of unconsolidated affiliates	(95.5)	(12.0)	5.1
Interest and dividend income	—	(0.3)	(4.6)
Other gains and losses, net	(6.2)	(10.3)	(40.8)
Interest and dividend income of CIP	279.7	302.3	345.4
Interest expense of CIP	(160.7)	(194.5)	(228.5)
Other gains/(losses) of CIP, net	390.0	32.1	32.9
Income before income taxes	339.6	55.3	47.9
Income tax provision	—	—	—
Net income	339.6	55.3	47.9
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(339.6)	(45.9)	(49.5)
Net income attributable to Invesco Ltd.	—	9.4	(1.6)

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

Non-consolidated VIEs

At December 31, 2021, the company's carrying value and maximum risk of loss with respect to variable interest entities (VIEs) in which the company is not the primary beneficiary was $134.1 million (December 31, 2020: $152.0 million).

Changes to consolidation of VIEs/VOEs

During the year ended December 31, 2021, the company invested in and consolidated ten new VIEs and six new VOEs (December 31, 2020: the company invested in and consolidated four new VIEs and two new VOEs). Additionally, during the year ended December 31, 2021, the company determined it was no longer the primary beneficiary of seven VIEs and six VOEs (December 31, 2020: the company determined that it was no longer the primary beneficiary of fifteen VIEs and eleven VOEs). The tables below illustrate the net impact of these consolidation changes to our consolidated summary balance sheets.

	For the year ended December 31, 2021		For the year ended December 31, 2020
$ in millions (1)	VIEs	VOEs	VIEs	VOEs
Net increase (decrease) in assets of CIP	174.8	(4.5)	(258.2)	(118.1)
Net increase (decrease) in liabilities of CIP	66.1	0.9	110.8	—

There was no net impact to the Consolidated Statements of Income as a result of the changes in consolidations during the years ended December 31, 2021 and December 31, 2020. There was no net impact to the Consolidated Statements of Income for the years ended December 31, 2021 and December 31, 2020 from the deconsolidation of these investment products.

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of December 31, 2021 and December 31, 2020:

	As of December 31, 2021
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	7,132.4	—	6,993.6	138.8	—
Bonds	714.9	22.3	692.4	0.2	—
Equity securities	219.1	103.9	29.7	85.5	—
Equity and fixed income mutual funds	243.2	20.1	223.1	—	—
Investments in other private equity funds	454.9	—	—	8.1	446.8
Real estate investments	278.0	—	—	—	278.0
Total assets at fair value	9,042.5	146.3	7,938.8	232.6	724.8

	As of December 31, 2020
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a Practical expedient
Assets:
Bank loans	6,864.5	—	6,864.5	—	—
Bonds	539.0	0.6	538.4	—	—
Equity securities	137.2	61.3	75.9	—	—
Equity and fixed income mutual funds	103.0	91.2	11.8	—	—
Investments in other private equity funds	266.3	—	8.1	—	258.2
Total assets at fair value	7,910.0	153.1	7,498.7	—	258.2

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

The collateral assets held by consolidated CLOs are primarily invested in senior secured bank loans, bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries. Bank loan investments mature at various dates between 2022 and 2029, pay interest at LIBOR plus a spread of up to 9.25%, and typically range in S&P credit rating categories from BBB down to unrated. At December 31, 2021, the unpaid principal balance exceeds the fair value of the senior secured bank loans and bonds by approximately $60.4 million (December 31, 2020: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $208.6 million). Approximately 0.52% of the collateral assets are in default as of December 31, 2021 (December 31, 2020: approximately 1.17% of the collateral assets were in default). CLO investments are valued based on price quotations provided by third-party pricing sources. These third-party sources aggregate indicative price quotations to provide the company with a price for the CLO investments. If necessary, price quotations are challenged through the third-party pricing source price challenge process.

In the event that the third-party pricing source is unable to price an investment, other relevant factors, data and information are considered, including: i) quotations for and trading in the investment and interests in similar investments on days prior to or immediately after period-end, ii) the fundamental analytical data relating to the investment, including, the key terms and conditions of such securities and including the position of securities in the borrower's debt structure, iii) the nature, adequacy and value of the senior secured corporate loan's collateral, iv) for senior secured corporate loans, the creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects.

Notes issued by consolidated CLOs mature at various dates between 2030 and 2034 and have a weighted average maturity of eleven years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.40% for the more senior tranches to 8.68% for the more subordinated tranches. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt.

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

The partnerships which invest into other private equity funds (funds-of-funds) and real estate investments take into account information received from those underlying funds, including their reported net asset values and evidence as to their fair value approach, including consistency of their fair value application. These investments do not trade in active markets and represent illiquid long-term investments that generally require future capital commitments. The partnerships' reported share of the underlying net asset values of the underlying funds is used as a practical expedient, as allowed by ASC Topic 820, in arriving at fair value.

The table below summarizes as of December 31, 2021 and December 31, 2020, the nature of investments that are valued using the NAV as a practical expedient and any related liquidation restrictions or other factors which may impact the ultimate value realized.

	December 31, 2021			December 31, 2020
in millions, except term data	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (3)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term (3)
Private equity funds (1)	446.8	61.7	6.9 years	258.2	110.1	6.7 years
Real estate investments (2)	278.0	47.3	N/A	—	—	N/A
____________
(1)    These investments are not subject to redemption; however, for certain funds, the investors may sell or transfer their interest, which may require approval by the general partner of the underlying funds.

(2)    These investments are subject to a redemption notice period that requires at least 45 days, and the frequency of redemptions is either quarterly or best efforts.

(3)    These investments are expected to be returned through distributions because of liquidations of the funds’ underlying assets over the weighted average periods indicated.

Fair Value of Consolidated Seed and Co-investment Holdings

Equity securities are valued under the market approach based on quoted prices on an exchange. Bonds are valued using an evaluated quote provided by an independent pricing service. Equity and fixed income mutual funds are valued under the market approach based on quoted prices and are classified as level 1 when there is an active market and level 2 when there is not an active market. For more details on the fair value levels hierarchy see Footnote 3 - Fair Value of Assets and Liabilities.

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

Affiliated operating revenue, which includes investment management fees, service and distribution fees, performance fees and other revenue on the Consolidated Statements of Income is $6,302.4 million, $5,606.2 million and $5,536.3 million for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

Due from affiliates, which is included within accounts receivables, unsettled fund receivables and other assets on the Consolidated Balance Sheets is $681.4 million and $612.0 million at December 31, 2021 and December 31, 2020 respectively, primarily comprised of receivables from affiliated Invesco funds, accrued income and other receivable balances from affiliates.

Due to affiliates, which is included within accounts payable, accrued compensation and unsettled fund payables on the Consolidated Balance Sheets is $146.5 million and $171.6 million at December 31, 2021 and December 31, 2020, respectively, primarily comprised of payables to affiliated Invesco funds and payables to other related parties, which includes balances due to employees (i.e., deferred compensation liabilities, vacation accruals, bonus accrual, etc.) and defined benefit pension obligations.

Refer to Note 3, "Fair Value of Assets and Liabilities" and Note 4, "Investments" for more information on balances invested in Invesco affiliated funds.

23. SUBSEQUENT EVENTS

On January 25, 2022, the company declared a fourth quarter 2021 dividend of $0.17 per common share, payable on March 2, 2022, to common shareholders of record at the close of business on February 16, 2022 with an ex-dividend date of February 15, 2022.

On January 25, 2022, the company declared a preferred dividend of $14.75 per preferred share to the holders of preferred shares, representing the period from December 1, 2021 through February 28, 2022. The preferred dividend is payable on March 1, 2022, to preferred shareholders of record at the close of business on February 15, 2022.

On January 25, 2022, the company announced its intention to repurchase up to $200 million in common stock in the first quarter of 2022, subject to market conditions. Since this announcement and as of the time of this report, the company has repurchased 6.4 million common shares in the open market for $147.3 million.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding the required disclosure.

Management's report on internal control over financial reporting is located in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our independent registered public accounting firm PricewaterhouseCoopers LLP, have issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2021.

Item 9B.  Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Invesco filed the certification of its Chief Executive Officer with the New York Stock Exchange (NYSE) in 2021 as required pursuant to Section 303A of the NYSE Listed Company Manual. In addition, Invesco filed the Sarbanes-Oxley Act Section 302 certifications of its Chief Executive Officer and Chief Financial Officer with the Securities and Exchange Commission, which certifications are attached hereto as Exhibit 31.1 and Exhibit 31.2, respectively.

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021, under the captions “Our Executive Officers,” “Corporate Governance,” “Board of Directors,” and possibly elsewhere therein. Such information is incorporated into this Item 10 by reference.

Item 11.  Executive Compensation

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021, under the captions “Board of Directors - Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and possibly elsewhere therein. Such information is incorporated into this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021, under the captions “Executive Compensation,” “Security Ownership of Principal Shareholders,” “Security Ownership of Management,” and possibly elsewhere therein. Such information is incorporated into this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021, under the captions “Corporate Governance,” “Certain Relationships and Related Transactions,” “Board of Directors,” “Related Person Transaction Policy,” and possibly elsewhere therein. Such information is incorporated into this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021, under the captions “Fees Paid to Independent Registered Public Accounting Firm,” “Pre-Approval Process and Policy,” and possibly elsewhere therein. Such information is incorporated into this Item 14 by reference.

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

Item 16. Form 10-K Summary

Not applicable

Exhibit Index

(Note: Exhibits 10.3 through 10.25 and 10.27 through 10.30 are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Report pursuant to Item 15(b) of this Report. References herein to “AMVESCAP,” or “AMVESCAP PLC” are to the predecessor registrant to Invesco Ltd.)

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

10.1
Fifth Amended and Restated Credit Agreement, dated as of April 26, 2021, among Invesco Finance PLC, the company, the banks, financial institutions and other institutional lenders from time to time a party thereto and Bank of America, N.A., as administrative agent incorporated by reference to exhibit 10.6 to Invesco’s Quarterly Report on Form 10-Q for the period ended March 30, 2021, filed with the Securities and Exchange Commission on April 30, 2021

10.2
Fifth Amended and Restated Guaranty, dated as of April 26, 2021, with respect to the Fifth Amended and Restated Credit Agreement by the company in favor of Bank of America, N.A., as administrative agent, and the lenders party incorporated by reference to exhibit 10.6 to Invesco’s Quarterly Report on Form 10-Q for the period ended March 30, 2021, filed with the Securities and Exchange Commission on April 30, 2021 to the Fifth Amended and Restated Credit Agreement incorporated by reference to exhibit 10.7 to Invesco’s Quarterly Report on Form 10-Q for the period ended March 30, 2021, filed with the Securities and Exchange Commission on April 30, 2021

10.3	Invesco Ltd. 2016 Global Equity Plan, incorporated by reference to exhibit 10.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2021
10.4
Invesco Ltd. 2010 Global Equity Incentive Plan (ST), as amended and restated on October 10, 2017, incorporated by reference to exhibit 4.2 to Invesco’s Form S-8, filed with the Securities and Exchange Commission on May 14, 2019

10.5
First Amendment to the Invesco Ltd. 2010 Global Equity Incentive Plan (ST), as amended and restated on October 10, 2017, dated May 9, 2019, incorporated by reference to exhibit 4.3 to Invesco’s Form S-8, filed with the Securities and Exchange Commission on May 14, 2019

10.6
Form of Restricted Stock Award Agreement - Time Vesting - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.7
Form of Restricted Stock Award Agreement - Time Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.18 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.8
Form of Restricted Stock Unit Award Agreement - Time Vesting - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.19 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.9
Form of Restricted Stock Unit Award Agreement -Performance Vesting (Feb 2019)- under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.2 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on April 25, 2019

10.10
Form of Restricted Stock Unit Award Agreement -Performance Vesting (Feb 2019) - with respect to Martin L. Flanagan - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on April 25, 2019

10.11
Form of Restricted Stock Unit Award Agreement - Performance Vesting under the Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (May 2021), incorporated by reference to exhibit 10.3 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on July 30, 2021

10.12
Form of Restricted Stock Unit Award Agreement - Performance Vesting with respect to Martin L. Flanagan under the Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (May 2021), incorporated by reference to exhibit 10.4 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on July 30, 2021

10.13
Form of Restricted Stock Unit Award Agreement - Time Vesting - for UCITS staff - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the Securities and Exchange Commission on April 26, 2018

10.14
Form of Restricted Fund Unit Agreement - Upfront Awards - for UCITS staff (UK version) - under Invesco Ltd. Deferred Incentive Plan, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the Securities and Exchange Commission on April 26, 2018

10.15
Form of Restricted Stock Unit Award Agreement - Time Vesting - for UCITS staff - under the Invesco Ltd. 2016 Global Equity Incentive Plan (Feb 2020), incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on April 23, 2020

10.16
Form of Restricted Stock Unit Award Agreement - Performance Vesting - for UCITS staff - under the Invesco Ltd. 2016 Global Equity Incentive Plan (Feb 2020), incorporated by reference to exhibit 10.2 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on April 23, 2020

10.17
Form of Restricted Fund Unit Agreement - Upfront Awards - for UCITS staff - under Invesco Ltd. Deferred Incentive Plan (Feb 2020), incorporated by reference to exhibit 10.3 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on April 23, 2020

10.18
Form of Restricted Fund Unit Agreement – Deferred Awards (Feb 2021) – for UCITS staff – under Invesco Ltd. Deferred Incentive Plan, incorporated by reference to exhibit 10.4 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the Securities and Exchange Commission on April 30, 2021

10.19
Form of Restricted Fund Unit Agreement – Upfront Awards (Feb 2021) – for UCITS staff – under Invesco Ltd. Deferred Incentive Plan, incorporated by reference to exhibit 10.5 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the Securities and Exchange Commission on April 30, 2021

10.20
Form of Award Agreement for Non-Executive Directors under the Invesco Ltd. 2016 Global Equity Incentive Plan (June 2020), incorporated by reference to exhibit 10.18 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 19, 2021

10.21
Form of Restricted Stock Award Agreement for Non-Executive Directors under the Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (May 2021), incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on July 30, 2021

10.22
Form of Restricted Stock Unit Award Agreement for Non-Executive Directors under the Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (May 2021), incorporated by reference to exhibit 10.2 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on July 30, 2021

10.23
Invesco Ltd. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009, incorporated by reference to exhibit 10.8 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.24
Amendment No. 1 to Invesco Ltd. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan, effective as of January 1, 2013, incorporated by reference to exhibit 10.19 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 19, 2021

10.25
Invesco Ltd. Deferred Incentive Plan, as amended and restated January 30, 2018, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the Securities and Exchange Commission on April 26, 2018

10.26
Form of Aircraft Time Sharing Agreement incorporated by reference to exhibit 10.19 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 21, 2014

10.27
Invesco Ltd. Executive Incentive Bonus Plan, as amended and restated effective January 1, 2013, incorporated by reference to Appendix A to Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 1, 2013

10.28
Second Amended and Restated Master Employment Agreement, dated April 1, 2011, between the company and Martin L. Flanagan, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on April 29, 2011

10.29
Global Partners Employment Contract, dated April 1, 2000, between INVESCO Pacific Holdings Limited and Andrew Lo, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.30
Senior Managing Director Agreement, between Andrew Lo and Invesco Group Services, Inc., effective as of January 1, 2010, incorporated by reference to exhibit 10.32 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012

10.31
Agreement and Plan of Merger by and among MM Asset Management Holding LLC, Oppenheimer Acquisition Corp., Invesco Ltd., Gem Acquisition Corp. and Gem Acquisition Two Corp. dated as of October 17, 2018, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed with the Securities and Exchange Commission on October 24, 2018

10.32
First Amendment, dated as of April 11, 2019, to the Agreement and Plan of Merger, dated as of October 17, 2018, by and among Invesco Ltd., Gem Acquisition Corp., Gem Acquisition Two Corp., MM Asset Management Holding LLC and Oppenheimer Acquisition Corp., incorporated by reference to exhibit 10.4 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on April 25, 2019

10.33
Second Amendment to the Agreement and Plan of Merger, dated May 24, 2019, by and among Invesco Ltd., Gem Acquisition Corp., Gem Acquisition Two Corp., MM Asset Management Holding LLC, and Oppenheimer Acquisition Corp., incorporated by reference to exhibit 2.3 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2019

10.34
Shareholder Agreement, dated May 24, 2019, by and between Invesco Ltd. and Massachusetts Mutual Life Insurance Company, incorporated by reference to exhibit 10.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2019

21.0	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP, dated February 18, 2022

31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Ltd.

By:	/s/ MARTIN L. FLANAGAN
Name:	Martin L. Flanagan
Title:	President and Chief Executive Officer

Date:	February 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ MARTIN L. FLANAGAN	Chief Executive Officer (Principal Executive Officer) and President; Director	February 18, 2022
Martin L. Flanagan
/s/ L. ALLISON DUKES	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 18, 2022
L. Allison Dukes
/s/ ANNETTE LEGE	Chief Accounting Officer (Principal Accounting Officer)	February 18, 2022
Annette Lege
/s/ G. RICHARD WAGONER, JR.	Chairperson and Director	February 18, 2022
G. Richard Wagoner, Jr.
/s/ SARAH E. BESHAR	Director	February 18, 2022
Sarah E. Beshar
/s/ THOMAS M. FINKE	Director	February 18, 2022
Thomas M. Finke
/s/ WILLIAM F. GLAVIN, JR.	Director	February 18, 2022
William F. Glavin, Jr.
/s/ C. ROBERT HENRIKSON	Director	February 18, 2022
C. Robert Henrikson
/s/ DENIS KESSLER	Director	February 18, 2022
Denis Kessler
/s/ SIR NIGEL SHEINWALD	Director	February 18, 2022
Sir Nigel Sheinwald
/s/ PAULA C. TOLLIVER	Director	February 18, 2022
Paula C. Tolliver
/s/ CHRISTOPHER C. WOMACK	Director	February 18, 2022
Christopher C. Womack
/s/ PHOEBE A. WOOD	Director	February 18, 2022
Phoebe A. Wood