Form 10-Q
period 2022-03-31
Invesco Ltd.
filed 2022-04-29
CIK 914208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of March 31, 2022, the most recent practicable date, the number of Common Shares outstanding was 455,025,440.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except per share data	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	1,309.6	1,896.4
Accounts receivable	756.3	785.0
Investments	966.8	926.3
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	304.5	250.7
Accounts receivable and other assets of CIP	403.6	532.6
Investments of CIP	9,044.6	9,042.5
Assets held for policyholders	1,662.1	1,893.6
Other assets	853.1	729.9
Property, equipment and software, net	499.6	518.1
Intangible assets, net	7,206.2	7,228.0
Goodwill	8,847.4	8,882.5
Total assets	31,853.8	32,685.6
LIABILITIES
Accrued compensation and benefits	495.4	1,062.3
Accounts payable and accrued expenses	1,271.3	1,157.1
Liabilities of CIP:
Debt of CIP	7,084.4	7,336.1
Other liabilities of CIP	763.1	846.3
Policyholder payables	1,662.1	1,893.6
Debt	2,085.7	2,085.1
Deferred tax liabilities, net	1,704.5	1,626.3
Total liabilities	15,066.5	16,006.8
Commitments and contingencies (See Note 11)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	801.1	510.8
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized, issued and outstanding as of March 31, 2022 and December 31, 2021)	4,010.5	4,010.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million shares issued as of March 31, 2022 and December 31, 2021)	113.2	113.2
Additional paid-in-capital	7,547.0	7,688.0
Treasury shares	(3,105.1)	(3,043.6)
Retained earnings	7,287.9	7,169.2
Accumulated other comprehensive income/(loss), net of tax	(508.5)	(441.5)
Total equity attributable to Invesco Ltd.	15,345.0	15,495.8
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	641.2	672.2
Total permanent equity	15,986.2	16,168.0
Total liabilities, temporary and permanent equity	31,853.8	32,685.6

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
$ in millions, except per common share data	2022	2021
Operating revenues:
Investment management fees	1,180.5	1,206.6
Service and distribution fees	379.0	381.1
Performance fees	1.0	6.7
Other	68.9	65.3
Total operating revenues	1,629.4	1,659.7
Operating expenses:
Third-party distribution, service and advisory	512.6	522.8
Employee compensation	432.9	489.2
Marketing	21.7	15.8
Property, office and technology	132.0	129.3
General and administrative	102.2	96.6
Transaction, integration and restructuring	35.2	45.8
Amortization of intangibles	15.1	15.9
Total operating expenses	1,251.7	1,315.4
Operating income	377.7	344.3
Other income/(expense):
Equity in earnings of unconsolidated affiliates	33.4	27.5
Interest and dividend income	1.2	1.3
Interest expense	(23.2)	(23.8)
Other gains/(losses), net	(45.5)	34.1
Other income/(expense) of CIP, net	(23.3)	94.7
Income before income taxes	320.3	478.1
Income tax provision	(82.8)	(106.5)
Net income	237.5	371.6
Net (income)/loss attributable to noncontrolling interests in consolidated entities	19.4	(44.6)
Dividends declared on preferred shares	(59.2)	(59.2)
Net income attributable to Invesco Ltd.	197.7	267.8

Earnings per common share:
-basic	$0.43	$0.58
-diluted	$0.43	$0.58

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
$ in millions	2022	2021
Net income	237.5	371.6

Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(67.2)	0.8
Other comprehensive income/(loss), net of tax	0.2	(4.0)
Other comprehensive income/(loss)	(67.0)	(3.2)

Total comprehensive income/(loss)	170.5	368.4

Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	19.4	(44.6)
Dividends declared on preferred shares	(59.2)	(59.2)
Comprehensive income/(loss) attributable to Invesco Ltd.	130.7	264.6

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
$ in millions	2022	2021
Operating activities:
Net income	237.5	371.6
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	49.5	51.1
Common share-based compensation expense	29.5	38.6
Other (gains)/losses, net	45.5	(34.1)
Other (gains)/losses of CIP, net	55.3	(66.9)
Equity in earnings of unconsolidated affiliates	(33.4)	(27.5)
Distributions from equity method investees	2.8	2.3
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	(127.0)	(130.3)
(Purchase)/sale of investments, net	(2.7)	43.5
(Increase)/decrease in receivables	137.7	1,742.9
Increase/(decrease) in payables	(770.1)	(2,018.1)
Net cash provided by/(used in) operating activities	(375.4)	(26.9)
Investing activities:
Purchase of property, equipment and software	(23.9)	(20.3)
Purchase of investments by CIP	(1,034.2)	(1,407.6)
Sale of investments by CIP	1,019.9	1,303.1
Purchase of investments	(69.8)	(53.4)
Sale of investments	21.2	46.8
Capital distributions from equity method investees	3.0	0.2
Net cash inflows/(outflows) upon consolidation/deconsolidation of CIP	4.7	(8.7)
Net cash provided by/(used in) investing activities	(79.1)	(139.9)
Financing activities:
Purchases of treasury shares	(232.5)	(44.7)
Dividends paid - preferred	(59.2)	(59.2)
Dividends paid - common	(77.8)	(71.5)
Third-party capital invested into CIP	276.8	205.8
Third-party capital distributed by CIP	(59.5)	(71.7)
Borrowings of debt by CIP	98.3	354.9
Repayments of debt by CIP	(1.4)	(129.1)
Settlement of forward contracts on treasury shares	—	(117.0)
Collateral received/(returned), net	—	78.8
Payment of contingent consideration	—	(8.5)
Net cash provided by/(used in) financing activities	(55.3)	137.8
Increase/(decrease) in cash and cash equivalents	(509.8)	(29.0)
Foreign exchange movement on cash and cash equivalents	(20.4)	(8.6)
Foreign exchange movement on cash and cash equivalents of CIP	(2.8)	(5.8)
Cash, cash equivalents and restricted cash, beginning of period	2,147.1	1,839.3
Cash, cash equivalents and restricted cash, end of period	1,614.1	1,795.9
Cash and cash equivalents	1,309.6	1,158.3
Restricted cash (1)	—	208.0
Cash and cash equivalents of CIP	304.5	429.6
Total cash and cash equivalents and restricted cash per condensed consolidated statement of cash flows	1,614.1	1,795.9
______________________________________________________________________________________________________
(1) Restricted cash of $208.0 million as of March 31, 2021 is recorded in Other assets on the Condensed Consolidated Balance Sheets. There was no restricted cash at the end of the period for the three months ended March 31, 2022.

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three months ended March 31, 2022
	Equity Attributable to Invesco Ltd.
$ in millions, except share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2022	4,010.5	113.2	7,688.0	(3,043.6)	7,169.2	(441.5)	15,495.8	672.2	16,168.0	510.8
Net income	—	—	—	—	256.9	—	256.9	(8.2)	248.7	(11.2)
Other comprehensive income/(loss)	—	—	—	—	—	(67.0)	(67.0)	—	(67.0)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(22.8)	(22.8)	301.5
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.17 per share)	—	—	—	—	(79.0)	—	(79.0)	—	(79.0)	—
Employee common share plans:
Common share-based compensation	—	—	29.5	—	—	—	29.5	—	29.5	—
Vested common shares	—	—	(171.0)	171.0	—	—	—	—	—	—
Other common share awards	—	—	0.5	—	—	—	0.5	—	0.5	—
Purchase of common shares	—	—	—	(232.5)	—	—	(232.5)	—	(232.5)	—
March 31, 2022	4,010.5	113.2	7,547.0	(3,105.1)	7,287.9	(508.5)	15,345.0	641.2	15,986.2	801.1

Three months ended March 31, 2021
	Equity Attributable to Invesco Ltd.
$ in millions, except share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2021	4,010.5	113.2	7,811.4	(3,253.8)	6,085.0	(404.5)	14,361.8	447.1	14,808.9	211.8
Net income	—	—	—	—	327.0	—	327.0	42.8	369.8	1.8
Other comprehensive income/(loss)	—	—	—	—	—	(3.2)	(3.2)	—	(3.2)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(8.2)	(8.2)	124.7
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.155 per share)	—	—	—	—	(72.9)	—	(72.9)	—	(72.9)	—
Employee common share plans:
Common share-based compensation	—	—	38.6	—	—	—	38.6	—	38.6	—
Vested common shares	—	—	(210.4)	210.4	—	—	—	—	—	—
Other common share awards	—	—	—	0.4	—	—	0.4	—	0.4	—
Purchase of common shares	—	—	—	(44.7)	—	—	(44.7)	—	(44.7)	—
March 31, 2021	4,010.5	113.2	7,639.6	(3,087.7)	6,279.9	(407.7)	14,547.8	481.7	15,029.5	338.3
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

Certain disclosures included in the company’s annual report on Form 10-K for the year ended December 31, 2021 (annual report or Form 10-K) are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q (Report). The company has condensed or omitted these disclosures. Therefore, this Report should be read in conjunction with the company’s annual report.

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

None.

Pending Accounting Pronouncements

None.

2. FAIR VALUE OF ASSETS AND LIABILITIES

The fair value of financial instruments are presented in the below summary table. The fair value of financial instruments held by CIP is presented in Note 12, "Consolidated Investment Products". See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

	March 31, 2022	December 31, 2021
$ in millions	Fair Value	Fair Value
Cash and cash equivalents	1,309.6	1,896.4
Equity investments	306.1	337.9
Foreign time deposits (1)	29.3	30.4
Assets held for policyholders	1,662.1	1,893.6
Policyholder payables (1)	(1,662.1)	(1,893.6)
Total return swaps related to deferred compensation plans	(27.9)	1.6
Contingent consideration liability	(1.3)	(1.3)
____________
(1)    These financial instruments are not measured at fair value. See the most recently filed Form 10-K for additional information about the carrying and fair values of these financial instruments. Foreign time deposits are measured at cost plus accrued interest, which approximates fair value. Policyholder payables are indexed to the value of the assets held for policyholders.

The following table presents, by hierarchy levels, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company’s Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively:

	As of March 31, 2022
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	848.1	848.1	—	—
Investments (2):
Equity investments:
Seed money	98.8	98.8	—	—
Investments related to deferred compensation plans	205.8	205.8	—	—
Other equity securities	1.5	1.5	—	—
Assets held for policyholders (3)	1,662.1	1,662.1	—	—
Total	2,816.3	2,816.3	—	—
Liabilities:
Total return swaps related to deferred compensation plans	(27.9)	—	(27.9)	—
Contingent consideration liability	(1.3)	—	—	(1.3)
Total	(29.2)	—	(27.9)	(1.3)

	As of December 31, 2021
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	1,270.0	1,270.0	—	—
Investments (2):
Equity investments:
Seed money	109.4	109.4	—	—
Investments related to deferred compensation plans	226.6	226.6	—	—
Other equity securities	1.9	1.9	—	—
Assets held for policyholders (3)	1,893.6	1,893.6	—	—
Total return swaps related to deferred compensation plans	1.6	—	1.6	—
Total	3,503.1	3,501.5	1.6	—
Liabilities:
Contingent consideration liability	(1.3)	—	—	(1.3)
Total	(1.3)	—	—	(1.3)
____________
(1)    The balance primarily represents cash held in affiliated money market funds.

(2)    Foreign time deposits of $29.3 million (December 31, 2021: $30.4 million) are excluded from this table. Equity method and other investments of $623.7 million and $7.7 million, respectively, (December 31, 2021: $550.1 million and $7.9 million, respectively) are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

(3)    The majority of assets held for policyholders are held in affiliated funds.

Total Return Swaps

In addition to holding equity investments, the company has a total return swap (TRS) to hedge economically certain deferred compensation liabilities. The notional value of the total return swap at March 31, 2022 was $392.2 million, and the fair value of the TRS was a liability of $27.9 million (December 31, 2021 notional value was $343.1 million and the fair value was an asset of $1.6 million). The company’s net collateral paid balance related to the total return swap was $39.4 million at March 31, 2022 (December 31, 2021: $20.5 million). During the three months ended March 31, 2022, market valuation losses related to the TRS of $21.8 million were recognized in Other gains/(losses), net (three months ended March 31, 2021: $9.2 million net gains).

3.  INVESTMENTS

The disclosures below include details of the company’s investments. Investments held by CIP are detailed in Note 12, "Consolidated Investment Products".

$ in millions	March 31, 2022	December 31, 2021
Equity investments:
Seed money	98.8	109.4
Investments related to deferred compensation plans	205.8	226.6
Other equity securities	1.5	1.9
Equity method investments	623.7	550.1
Foreign time deposits	29.3	30.4
Other	7.7	7.9
Total investments (1)	966.8	926.3
____________
(1)    The majority of the company’s investment balances relate to balances held in affiliated funds and equity method investees.

Equity investments

The unrealized gains and losses for the three months ended March 31, 2022 that relate to equity investments still held at March 31, 2022, were a $29.1 million net loss (three months ended March 31, 2021: $11.5 million net gain).

4.  DEBT

The disclosures below include details of the company’s debt. Debt of CIP is detailed in Note 12, "Consolidated Investment Products".

	March 31, 2022		December 31, 2021
$ in millions	Carrying Value (3)	Fair Value	Carrying Value (3)	Fair Value
$1.5 billion floating rate credit facility expiring April 26, 2026	—	—	—	—
Unsecured Senior Notes (1):
$600 million 3.125% - due November 30, 2022 (2)	599.5	605.7	599.4	613.8
$600 million 4.000% - due January 30, 2024	598.0	614.5	597.8	633.7
$500 million 3.750% - due January 15, 2026	497.5	512.3	497.3	541.2
$400 million 5.375% - due November 30, 2043	390.7	467.9	390.6	536.8
Debt	2,085.7	2,200.4	2,085.1	2,325.5
____________
(1)    The company’s senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

(2)     On April 6, 2022, Invesco Finance PLC, an indirect subsidiary of Invesco Ltd., issued a notice of redemption to redeem on May 6, 2022 the outstanding $600 million of notes due November 30, 2022.

(3)    The difference between the principal amounts and the carrying values of the senior notes reflects the unamortized debt issuance costs and discounts.

5.  SHARE CAPITAL

The preferred shares have a $0.20 par value, liquidation preference of $1,000 per share and fixed cash dividend rate of 5.90% per annum, payable quarterly on a non-cumulative basis. Shares of preferred stock are not redeemable prior to the 21st anniversary of their original issue date of May 24, 2019.

The number of preferred shares issued and outstanding is represented in the table below:

	As of
in millions	March 31, 2022	December 31, 2021
Preferred shares issued (1)	4.0	4.0
Preferred shares outstanding (1)	4.0	4.0
__________
(1)    Preferred shares are held by MassMutual and are subject to a lock-up period of five years, which disallows the sale of preferred shares by MassMutual during the five-year period beginning on the original issue date of May 24, 2019.

The number of common shares and common share equivalents issued are represented in the table below:

	As of
in millions	March 31, 2022	December 31, 2021
Common shares issued	566.1	566.1
Less: Treasury shares for which dividend and voting rights do not apply	(111.1)	(104.9)
Common shares outstanding	455.0	461.2

6.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended March 31, 2022
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(67.2)	—	—	—	(67.2)
Other comprehensive income, net	—	0.2	—	—	0.2
Other comprehensive income/(loss), net of tax	(67.2)	0.2	—	—	(67.0)

Beginning balance	(352.6)	(89.6)	—	0.7	(441.5)
Other comprehensive income/(loss), net of tax	(67.2)	0.2	—	—	(67.0)
Ending balance	(419.8)	(89.4)	—	0.7	(508.5)

	For the three months ended March 31, 2021
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	0.8	—	—	—	0.8
Other comprehensive income/(loss), net	—	(4.0)	—	—	(4.0)
Other comprehensive income/(loss), net of tax	0.8	(4.0)	—	—	(3.2)

Beginning balance	(279.3)	(126.0)	0.1	0.7	(404.5)
Other comprehensive income/(loss), net of tax	0.8	(4.0)	—	—	(3.2)
Ending balance	(278.5)	(130.0)	0.1	0.7	(407.7)

Net Investment Hedge

The company designated certain intercompany debt as a non-derivative net investment hedging instrument against foreign currency exposure related to its net investment in foreign operations. At March 31, 2022 and December 31, 2021, £130 million ($171.2 million and $176.1 million, respectively) of intercompany debt was designated as a net investment hedge. For the three months ended March 31, 2022, the company recognized foreign currency gains of $4.9 million (three months ended March 31,

2021: losses of $5.7 million) resulting from the net investment hedge within currency translation differences on investments in foreign subsidiaries in Other comprehensive income.

7. REVENUE

The geographic disaggregation of revenue for the three months ended March 31, 2022 and 2021 are presented below. There are no revenues attributed to the company’s country of domicile, Bermuda.

	For the three months ended March 31,
$ in millions	2022	2021
Americas	1,244.8	1,230.4
Asia Pacific	85.2	89.2
EMEA ex UK (Europe, Middle East and Africa)	153.8	176.4
UK	145.6	163.7
Total operating revenues	1,629.4	1,659.7

Money Market Fee Waivers

The company is currently providing voluntary yield support waivers of its revenues on certain money market funds to ensure that they maintain a minimum level of daily net investment income. During the three months ended March 31, 2022, yield support waivers resulted in a reduction of total gross operating revenues of $26.3 million (three months ended March 31, 2021: $29.0 million). A significant portion of our money market AUM arises from the institutional distribution channel, where relationships with our distribution partners allow us to share the waiver impact. Gross waivers are partially offset by a reduction of payments to these intermediaries, which are included in third-party distribution, service and advisory expenses.

8.  COMMON SHARE-BASED COMPENSATION

The company recognized total expenses of $29.5 million and $38.6 million related to equity-settled common share-based payment transactions in the three months ended March 31, 2022 and 2021, respectively.

Movements on common share awards during the periods ended March 31, are detailed below:

	For the three months ended March 31, 2022			For the three months ended March 31, 2021
millions of common shares, except fair values	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value ($)	Time- Vested	Performance- Vested
Unvested at the beginning of period	13.5	1.9	18.88	18.1	1.6
Granted during the period	3.6	1.0	21.24	3.3	0.6
Forfeited during the period	—	(0.1)	19.44	(0.1)	—
Vested and distributed during the period	(4.8)	(0.4)	20.35	(6.1)	(0.5)
Unvested at the end of the period	12.3	2.4	19.09	15.2	1.7
The total fair value of common shares that vested during the three months ended March 31, 2022 was $108.3 million (three months ended March 31, 2021: $97.4 million). The weighted average grant date fair value of the common share awards that were granted during the three months ended March 31, 2022 was $21.24 (three months ended March 31, 2021: $21.19).

At March 31, 2022, there was $234.4 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.67 years.

9. RESTRUCTURING

In 2020, the company initiated a strategic evaluation focusing on four key areas of our expense base: our organizational model, our real estate footprint, management of third-party spend and technology and operations efficiency.

Restructuring expenses related to the strategic evaluation were $22.3 million for the three months ended March 31, 2022 (three months ended March 31, 2021: $30.0 million). Restructuring expenses are recorded to transaction, integration and restructuring expenses on the Condensed Consolidated Statements of Income.

The company estimates up to $35 million of remaining restructuring expenses related to the strategic evaluation through the end of 2022, primarily comprised of property, office and technology costs and general and administrative costs.

The following table shows the rollforward of the restructuring liability as of March 31, 2022 and the total restructuring charges for the period ending March 31, 2022 and December 31, 2021. The company recorded the liability to accrued compensation and benefits, and accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

$ in millions	Employee Compensation	Other Expenses	Total
Balance as of July 1, 2020	—	—	—
Accrued charges	85.0	9.1	94.1
Payments	(40.5)	(9.1)	(49.6)
Balance as of December 31, 2020	44.5	—	44.5
Accrued charges	63.7	14.3	78.0
Payments	(75.2)	(12.5)	(87.7)
Balance as of December 31, 2021	33.0	1.8	34.8
Accrued charges	1.9	1.8	3.7
Payments	(31.5)	(2.1)	(33.6)
Balance as of March 31, 2022	3.4	1.5	4.9
Non-cash charges (1)
Six months ended December 31, 2020	19.5	5.4	24.9
Twelve months ended December 31, 2021	13.7	8.8	22.5
Three months ended March 31, 2022	3.2	15.4	18.6
Total non-cash charges	36.4	29.6	66.0
Cumulative charges incurred through March 31, 2022	187.0	54.8	241.8
__________
(1) Non-cash charges include stock-based compensation, accelerated depreciation of certain assets and location strategy costs (including impairment).

10.  EARNINGS PER COMMON SHARE

The calculation of earnings per common share is as follows:

	For the three months ended March 31,
In millions, except per common share data	2022	2021
Net income attributable to Invesco Ltd.	197.7	267.8

Invesco Ltd:
Weighted average common shares outstanding - basic	459.5	461.6
Dilutive effect of non-participating common share-based awards	2.9	3.1
Weighted average common shares outstanding - diluted	462.4	464.7

Earnings per common share:
-basic	$0.43	$0.58
-diluted	$0.43	$0.58

See Note 8, "Common Share-Based Compensation", for a summary of common share awards outstanding under the company’s common share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per common share.

11.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has committed to co-invest in certain investment products, which may be called in future periods. At March 31, 2022, the company’s undrawn co-invest capital commitments were $426.1 million (December 31, 2021: $488.8 million).

Certain of our managed investment products have entered into revolving credit facilities with financial institutions. Pursuant to these arrangements, the company provided equity commitments and guarantees to certain of these investment products that are temporary in nature. The revolving credit facilities look first to the respective investment products for repayment and servicing. The company’s equity commitment or guarantee would only be called in the event a particular investment product is unable to meet its obligation. The company believes the likelihood of being required to fund its equity commitments or guarantees under these arrangements to be remote. To date, the company has not been required to fund any equity commitments under these arrangements. The maximum amount of future payments under the commitments is $355.8 million and under the guarantees is $30 million. The fair value of the guarantee liability is not significant to the consolidated financial statements.

The company and various company subsidiaries have entered into agreements with financial institutions to guarantee certain obligations of other company subsidiaries. The company would be required to perform under these guarantees in the event of certain defaults. The company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

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

In assessing the impact that a legal or regulatory matter will have on the company, management evaluates the need for an accrual on a case-by-case basis. If the likelihood of a loss is deemed probable and is reasonably estimable, the estimated loss is accrued. If the likelihood of a loss is assessed as less than probable, or an amount or range of loss cannot be reasonably estimated, a loss is not accrued. In management’s opinion, adequate accrual has been made as of March 31, 2022 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount and are deemed probable. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity.

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

12.  CONSOLIDATED INVESTMENT PRODUCTS (CIP)

The balances related to CIP are identified on the Consolidated Balance Sheets. At March 31, 2022, the company’s net interests in CIP were $463.6 million (December 31, 2021: $461.2 million). The consolidation of investment products did not have a significant impact on net income attributable to the company during the three months ended March 31, 2022 and 2021.

Non-consolidated VIEs

At March 31, 2022, the company’s carrying value and maximum risk of loss with respect to variable interest entities (VIEs) in which the company is not the primary beneficiary was $90.2 million (December 31, 2021: $134.1 million).

Changes to consolidation of VIEs/VOEs

During the three months ended March 31, 2022, the company invested in and consolidated two new VIEs and one new VOE (March 31, 2021: the company invested in and consolidated five new VIEs and three new VOEs). Additionally, during the year ended March 31, 2022, the company determined it was no longer the primary beneficiary of two VIEs and three VOEs (March 31, 2021: the company determined that it was no longer the primary beneficiary of five VIEs and three VOEs). The tables below illustrate the net impact of these consolidation changes to our condensed consolidated summary balance sheets.

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
$ in millions (1)	VIEs	VOEs	VIEs	VOEs
Net increase (decrease) in assets of CIP	76.8	(16.2)	(278.6)	105.9
Net increase (decrease) in liabilities of CIP	0.1	—	(17.3)	1.0

There was no net impact to the Condensed Consolidated Statements of Income as a result of new consolidations or deconsolidations of investment products during the three months ended March 31, 2022 and March 31, 2021.

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	6,946.9	—	6,790.3	156.6	—
Bonds	759.0	15.9	743.1	—	—
Equity securities	256.7	137.5	34.3	84.9	—
Equity and fixed income mutual funds	216.9	29.4	187.5	—	—
Investments in other private equity funds	452.9	—	—	6.9	446.0
Real estate investments	412.2	—	—	—	412.2
Total assets at fair value	9,044.6	182.8	7,755.2	248.4	858.2

	As of December 31, 2021
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	7,132.4	—	6,993.6	138.8	—
Bonds	714.9	22.3	692.4	0.2	—
Equity securities	219.1	103.9	29.7	85.5	—
Equity and fixed income mutual funds	243.2	20.1	223.1	—	—
Investments in other private equity funds	454.9	—	—	8.1	446.8
Real estate investments	278.0	—	—	—	278.0
Total assets at fair value	9,042.5	146.3	7,938.8	232.6	724.8

See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

13. RELATED PARTIES

MassMutual has an approximate 17.5% stake in the common stock of the company and owns all of the outstanding $4.0 billion in perpetual, non-cumulative preferred shares. Based on the level of shares owned by MassMutual and the corresponding customary minority shareholder rights, which includes representation on Invesco’s board of directors, the company considers MassMutual a related party.

Additionally, certain managed funds are deemed to be affiliated entities under the related party definition in ASC 850, “Related Party Disclosures.” Related parties include those defined in the company’s proxy statement.

Affiliated operating revenue, which includes investment management fees, service and distribution fees, performance fees and other revenue on the Condensed Consolidated Statements of Income is $1,484.5 million and $1,519.8 million for three months ended March 31, 2022 and March 31, 2021 respectively.

Due from affiliates, which is included within accounts receivables and other assets on the Condensed Consolidated Balance Sheets is $693.9 million and $681.4 million at March 31, 2022 and December 31, 2021 respectively, primarily comprised of receivables from affiliated Invesco funds, accrued income and other receivable balances from affiliates.

Due to affiliates, which is included within accounts payable and accrued compensation on the Condensed Consolidated Balance Sheets is $195.0 million and $146.5 million at March 31, 2022 and December 31, 2021, respectively, primarily comprised of payables to affiliated Invesco funds and other payables to all related parties, which mostly include balances due to employees (i.e., deferred compensation liabilities, vacation accruals, bonus accrual, etc.) and defined benefit pension obligations.

Refer to Note 2, "Fair Value of Assets and Liabilities" and Note 3, "Investments" for more information on balances invested in Invesco affiliated funds.

14.  SUBSEQUENT EVENTS

On April 26, 2022, the company announced a first quarter 2022 dividend of $0.1875 per common share, payable on June 2, 2022, to common shareholders of record at the close of business on May 10, 2022 with an ex-dividend date of May 9, 2022.

On April 26, 2022, the company declared a preferred dividend of $14.75 per share representing the period from March 1, 2022 through May 31, 2022. The preferred dividend is payable on June 1, 2022 to preferred shareholders of record at the close of business on May 16, 2022.

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

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three months ended March 31, 2022 and 2021:

	Index expressed in currency	Three months ended March 31,
Equity Index		2022	2021
S&P 500	U.S. Dollar	(5.0)%	5.8%
FTSE 100	British Pound	1.8%	3.9%
FTSE 100	U.S. Dollar	(1.2)%	5.1%
Nikkei 225	Japanese Yen	(3.4)%	6.3%
Nikkei 225	U.S. Dollar	(8.4)%	(0.8)%
MSCI Emerging Markets	U.S. Dollar	(7.3)%	2.0%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	(5.9)%	(3.4)%

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

Update on significant events and transactions

We remain highly focused on our capital management and believe we are making solid progress in our efforts to build financial flexibility. On April 6, 2022, we announced that we will redeem the $600 million senior notes due in November 2022 on May 6, 2022, consistent with our commitment to improve our leverage profile. We remain committed to a sustainable dividend policy and to returning capital to shareholders through a combination of modestly increasing dividends and share repurchases. As a result of our progress, the Board approved a 10% increase in our dividend to $0.1875 per share beginning with the dividend that will be paid in the second quarter of 2022. During the first quarter of 2022, the company repurchased $200 million (8.9 million shares) of common stock in the open market.

As previously disclosed, we have undertaken a strategic evaluation of our business focusing on four key areas of our expense base: our organizational model, our real estate footprint, management of third-party spend and technology and operations efficiency. Through this evaluation, we have invested and will continue to invest in key areas of growth aligned with our strategic plan, including ETFs, Fixed Income, China, Solutions, Alternatives and Global Equities, which has had a positive impact on the results for the year. This helped us achieve seven straight quarters of net long-term inflows across a variety of products.

While investing in key areas of growth, we plan to create permanent annual net operating expense improvements of $200 million. A significant element of the savings will be generated from realigning our workforce to support key areas of growth, as well as repositioning some of our workforce to lower cost locations. In the first quarter of 2022, we realized $26 million in annualized savings, which when combined with the $167 million in annualized savings realized in 2020 and 2021, results in $193 million, or 96%, of our $200 million net savings expectation. The remainder of our net savings is expected to be realized by the end of the year. Remaining restructuring costs related to the strategic evaluation are estimated to be up to $35 million through the end of 2022.

The Russia/Ukraine conflict has created a somber humanitarian crisis and has disrupted markets worldwide. Throughout the crisis we have been dedicated to supporting our clients in this period of uncertainty and market volatility. We believe we are in full compliance with all applicable sanctions. Our overall exposure to Russian securities is limited, and we do not expect a material impact to our financial results.

Invesco is committed to helping our employees, our clients and our communities navigate the challenges presented by the continued impacts of COVID-19. With restrictions and COVID-19 cases easing in many parts of the world, a number of our offices have started to re-open. As we transition to “new normal” ways of working in a post-COVID-19 world, our employees will either be working in-office, working remotely or (for the significant majority of employees) working in a hybrid of these two models. Looking ahead, we will balance our employees’ desire for increased flexibility with the needs of our clients and our business. This thoughtful and coordinated approach helps ensure our ability to continue to meet the needs of our clients and our employees.

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

Regarding operational readiness, Invesco has implemented a number of process and system enhancements to support the remediation of legacy LIBOR instruments as well as trading of new alternative risk-free rates-linked instruments. The company continues to engage external service providers and technology vendors to validate whether they can support transition activities and requirements, including processing of fallback language following the applicable LIBOR cessation dates. Invesco continues to monitor overall industry transition progress and completes ongoing analysis of the suitability of alternative risk-free rates in executing Invesco’s LIBOR transition plan. Despite the company’s preparations, the discontinuance of LIBOR may adversely affect the amount of interest or other amounts payable or receivable on certain portfolio investments. These changes may also impact the market liquidity and market value of these portfolio investments.

Presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of Consolidated Investment Products

The company provides investment management services to, and has transactions with, various retail mutual funds and similar entities, private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs) and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets owned by these products. Investment products that are consolidated are referred to in this Form 10-Q (Report) as consolidated investment products (CIP). The company’s economic risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees. See also Note 12, "Consolidated Investment Products", for additional information regarding the impact of the consolidation of managed funds.

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

The impact of CIP is so significant to the presentation of the company’s Condensed Consolidated Financial Statements that the company has elected to deconsolidate these products in its non-GAAP disclosures (among other adjustments). See Schedule of Non-GAAP Information for additional information regarding these adjustments. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow the Assets Under Management discussion:

•Results of Operations (three months ended March 31, 2022 compared to three months ended March 31, 2021);
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

Summary Operating Information
Summary operating information is presented in the table below:

$ in millions, other than per common share amounts, operating margins and AUM	Three months ended March 31,
U.S. GAAP Financial Measures Summary	2022	2021
Operating revenues	1,629.4	1,659.7
Operating income	377.7	344.3
Operating margin	23.2%	20.7%
Net income attributable to Invesco Ltd.	197.7	267.8
Diluted EPS	0.43	0.58

Non-GAAP Financial Measures Summary
Net revenues (1)	1,252.4	1,251.0
Adjusted operating income (2)	494.6	503.0
Adjusted operating margin (2)	39.5%	40.2%
Adjusted net income attributable to Invesco Ltd. (3)	259.3	316.6
Adjusted diluted EPS (3)	0.56	0.68

Assets Under Management
Ending AUM (billions)	1,555.9	1,404.1
Average AUM (billions)	1,545.1	1,395.1
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

(2)Adjusted operating income and adjusted operating margin are non-GAAP financial measures. Adjusted operating margin is adjusted operating income divided by net revenues. Adjusted operating income includes operating income plus the net operating income of our Great Wall joint venture plus or minus adjustments to remove the operating income impact of CIP, transaction, integration and restructuring adjustments, amortization of intangibles, compensation expense related to market valuation changes in deferred compensation plans and other reconciling items. See "Schedule of Non-GAAP Information," for the reconciliation of operating income to adjusted operating income.

(3)Adjusted net income attributable to Invesco Ltd. and adjusted diluted EPS are non-GAAP financial measures. Adjusted net income attributable to Invesco Ltd. is net income attributable to Invesco Ltd. adjusted to exclude the net income of CIP, transaction, integration and restructuring adjustments, amortization of intangibles adjusted for the tax benefits resulting from tax amortization of goodwill and intangible assets, the net income impact of deferred compensation plans and other reconciling items. Adjustments made to net income attributable to Invesco Ltd. are tax-affected in arriving at adjusted net income attributable to Invesco Ltd. By calculation, adjusted diluted EPS is adjusted net income attributable to Invesco Ltd. divided by the weighted average number of common shares outstanding (for diluted EPS). See "Schedule of Non-GAAP Information," for the reconciliation of net income attributable to Invesco Ltd. to adjusted net income attributable to Invesco Ltd.

Investment Capabilities Performance Overview

Invesco’s first strategic priority is to achieve strong investment performance over the long-term for our clients. The table below presents the one-, three-, five-, and ten-year performance of our actively managed investment products measured by the percentage of AUM ahead of benchmark and AUM in the top half of peer group (1).

	Benchmark Comparison				Peer Group Comparison
	% of AUM In Top Half of Benchmark				% of AUM in Top Half of Peer Group
	1yr	3yr	5yr	10yr	1yr	3yr	5yr	10yr
Equities (2)
U.S. Core (4%)	38%	19%	14%	14%	29%	18%	14%	—%
U.S. Growth (6%)	10%	43%	43%	43%	41%	84%	28%	50%
U.S. Value (7%)	92%	54%	54%	54%	63%	55%	40%	50%
Sector (2%)	29%	1%	23%	60%	63%	62%	61%	61%
UK (2%)	35%	39%	43%	45%	100%	30%	35%	42%
Canadian (<1%)	77%	77%	65%	37%	65%	77%	65%	37%
Asian (3%)	48%	57%	85%	90%	26%	22%	64%	86%
Continental European (2%)	29%	16%	8%	91%	49%	7%	16%	83%
Global (6%)	9%	17%	55%	80%	10%	8%	3%	32%
Global Ex U.S. and Emerging Markets (10%)	1%	28%	29%	99%	10%	1%	11%	12%
Fixed Income (2)
Money Market (21%)	90%	96%	97%	100%	78%	79%	79%	98%
U.S. Fixed Income (11%)	66%	84%	96%	96%	56%	87%	90%	92%
Global Fixed Income (7%)	56%	88%	89%	97%	63%	76%	80%	83%
Stable Value (5%)	100%	100%	100%	100%	97%	97%	96%	100%
Other (2)
Alternatives (7%)	79%	38%	40%	44%	54%	40%	39%	46%
Balanced (7%)	39%	64%	60%	62%	66%	64%	87%	94%
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
Data as of March 31, 2022. AUM measured in the one, three, five and ten year quartile rankings represents 47%, 46%, 45% and 41% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three, five and ten year basis represents 58%, 56%, 55% and 50% of total Invesco AUM. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (e.g., Morningstar, IA, Lipper, eVestment, Mercer, Galaxy, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.
(2)    Numbers in parenthesis reflect AUM for each investment product (see Note above for exclusions) as a percentage of the total AUM for the five-year peer group ($705.1 billion).

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

The AUM tables and the discussion below refer to certain AUM as long-term. Long-term inflows and the underlying reasons for the movements in this line item include investments from new clients, existing clients adding new accounts/funds or contributions/subscriptions into existing accounts/funds. Long-term outflows reflect client redemptions from accounts/funds and include the return of invested capital on the maturity. We present net flows into money market funds separately because shareholders of those funds typically use them as short-term funding vehicles and the flows are particularly sensitive to short-term interest rate movements.

Changes in AUM were as follows:

	For the three months ended March 31,
	2022			2021
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
December 31	1,610.9	1,082.5	528.4	1,349.9	979.3	370.6
Long-term inflows	106.3	61.7	44.6	120.2	76.3	43.9
Long-term outflows	(89.1)	(60.9)	(28.2)	(95.7)	(68.8)	(26.9)
Net long-term flows	17.2	0.8	16.4	24.5	7.5	17.0
Net flows in non-management fee earning AUM	(1.0)	—	(1.0)	0.1	—	0.1
Net flows in money market funds	12.8	12.8	—	7.3	7.3	—
Total net flows	29.0	13.6	15.4	31.9	14.8	17.1
Reinvested distributions	0.8	0.8	—	0.9	0.9	—
Market gains and losses	(80.9)	(50.0)	(30.9)	24.6	14.2	10.4
Foreign currency translation	(3.9)	(4.2)	0.3	(3.2)	(2.9)	(0.3)
March 31	1,555.9	1,042.7	513.2	1,404.1	1,006.3	397.8
Average AUM
Average long-term AUM	1,187.7	895.6	292.1	1,110.3	892.7	217.6
Average AUM	1,545.1	1,050.0	495.1	1,395.1	1,008.4	386.7
Average QQQ AUM	189.0	N/A	189.0	153.1	N/A	153.1

	For the three months ended March 31,
	2022	2021
Revenue yield (bps) (1)
U.S. GAAP Gross revenue yield	45.1	50.4
Net revenue yield ex performance fees ex QQQ	36.6	40.1
Active net revenue yield ex performance fees	41.9	44.5
Passive net revenue yield ex QQQ	18.4	20.7

___________
(1)    U.S. GAAP gross revenue yield is not considered a meaningful effective fee rate measure. Gross revenue yield on AUM is equal to U.S. GAAP annualized total operating revenues divided by average AUM, excluding Invesco Great Wall (IGW) AUM. The average AUM for IGW in the three months ended March 31, 2022 was $99.3 billion (three months ended March 31, 2021: $76.6 billion). It is appropriate to exclude the average AUM of IGW as the revenues resulting from these AUM are not presented in our operating revenues. This ratio is not a good measure because the numerator of the U.S. GAAP gross revenue yield excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Net revenue yield metrics include the net revenues and average AUM of IGW and CIP. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

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

Average AUM during the three months ended March 31, 2022 were $1,545.1 billion, compared to $1,395.1 billion for the three months ended March 31, 2021.

Market Returns

Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. The table in the “Executive Overview” section of this Management’s Discussion and Analysis summarizes returns based on price appreciation/(depreciation) of several major market indices for the three months ended March 31, 2022 and 2021.

Foreign Exchange Rates

During the three months ended March 31, 2022, we experienced a decrease in AUM of $3.9 billion due to changes in foreign exchange rates. In the three months ended March 31, 2021, AUM decreased by $3.2 billion due to foreign exchange rate changes.

Total AUM by Channel (1)

As of and for the Three Months Ended March 31, 2022 and 2021:

$ in billions	Total	Retail	Institutional
December 31, 2021	1,610.9	1,106.5	504.4
Long-term inflows	106.3	81.1	25.2
Long-term outflows	(89.1)	(70.7)	(18.4)
Net long-term flows	17.2	10.4	6.8
Net flows in non-management fee earning AUM	(1.0)	0.4	(1.4)
Net flows in money market funds	12.8	2.1	10.7
Total net flows	29.0	12.9	16.1
Reinvested distributions	0.8	0.7	0.1
Market gains and losses	(80.9)	(74.3)	(6.6)
Foreign currency translation	(3.9)	(1.1)	(2.8)
March 31, 2022	1,555.9	1,044.7	511.2

December 31, 2020	1,349.9	947.1	402.8
Long-term inflows	120.2	95.0	25.2
Long-term outflows	(95.7)	(73.8)	(21.9)
Net long-term flows	24.5	21.2	3.3
Net flows in non-management fee earning AUM	0.1	(1.4)	1.5
Net flows in money market funds	7.3	5.0	2.3
Total net flows	31.9	24.8	7.1
Reinvested distributions	0.9	0.8	0.1
Market gains and losses	24.6	17.2	7.4
Foreign currency translation	(3.2)	(0.2)	(3.0)
March 31, 2021	1,404.1	989.7	414.4
________
See accompanying notes immediately following these AUM tables.

Active AUM by Channel (1)

As of and for the Three Months Ended March 31, 2022 and 2021:

$ in billions	Total	Retail	Institutional
December 31, 2021	1,082.5	631.7	450.8
Long-term inflows	61.7	37.1	24.6
Long-term outflows	(60.9)	(43.4)	(17.5)
Net long-term flows	0.8	(6.3)	7.1
Net flows in money market funds	12.8	2.1	10.7
Total net flows	13.6	(4.2)	17.8
Reinvested distributions	0.8	0.7	0.1
Market gains and losses	(50.0)	(45.4)	(4.6)
Foreign currency translation	(4.2)	(0.9)	(3.3)
March 31, 2022	1,042.7	581.9	460.8

December 31, 2020	979.3	601.1	378.2
Long-term inflows	76.3	53.8	22.5
Long-term outflows	(68.8)	(48.4)	(20.4)
Net long-term flows	7.5	5.4	2.1
Net flows in money market funds	7.3	5.0	2.3
Total net flows	14.8	10.4	4.4
Reinvested distributions	0.9	0.8	0.1
Market gains and losses	14.2	8.1	6.1
Foreign currency translation	(2.9)	—	(2.9)
March 31, 2021	1,006.3	620.4	385.9
________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (1)

As of and for the Three Months Ended March 31, 2022 and 2021:

$ in billions	Total	Retail	Institutional
December 31, 2021	528.4	474.8	53.6
Long-term inflows	44.6	44.0	0.6
Long-term outflows	(28.2)	(27.3)	(0.9)
Net long-term flows	16.4	16.7	(0.3)
Net flows in non-management fee earning AUM	(1.0)	0.4	(1.4)
Total net flows	15.4	17.1	(1.7)
Market gains and losses	(30.9)	(28.9)	(2.0)
Foreign currency translation	0.3	(0.2)	0.5
March 31, 2022	513.2	462.8	50.4

December 31, 2020	370.6	346.0	24.6
Long-term inflows	43.9	41.2	2.7
Long-term outflows	(26.9)	(25.4)	(1.5)
Net long-term flows	17.0	15.8	1.2
Net flows in non-management fee earning AUM	0.1	(1.4)	1.5
Total net flows	17.1	14.4	2.7
Market gains and losses	10.4	9.1	1.3
Foreign currency translation	(0.3)	(0.2)	(0.1)
March 31, 2021	397.8	369.3	28.5
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class (2)

As of and for the Three Months Ended March 31, 2022 and 2021:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2021	1,610.9	841.6	334.8	88.6	148.8	197.1
Long-term inflows	106.3	50.6	29.4	5.5	—	20.8
Long-term outflows	(89.1)	(45.0)	(24.6)	(6.3)	—	(13.2)
Net long-term flows	17.2	5.6	4.8	(0.8)	—	7.6
Net flows in non-management fee earning AUM	(1.0)	0.4	(1.4)	—	—	—
Net flows in money market funds	12.8	—	—	—	12.8	—
Total net flows	29.0	6.0	3.4	(0.8)	12.8	7.6
Reinvested distributions	0.8	0.2	0.3	0.1	—	0.2
Market gains and losses	(80.9)	(66.5)	(12.7)	(8.3)	0.4	6.2
Foreign currency translation	(3.9)	(1.3)	(1.9)	(0.1)	—	(0.6)
March 31, 2022	1,555.9	780.0	323.9	79.5	162.0	210.5
Average AUM	1,545.1	776.6	327.8	83.6	154.5	202.6
% of total average AUM	100.0%	50.3%	21.2%	5.4%	10.0%	13.1%

December 31, 2020	1,349.9	689.6	296.4	78.9	108.5	176.5
Long-term inflows	120.2	58.0	28.3	21.2	—	12.7
Long-term outflows	(95.7)	(48.2)	(20.7)	(13.9)	—	(12.9)
Net long-term flows	24.5	9.8	7.6	7.3	—	(0.2)
Net flows in non-management fee earning AUM	0.1	(1.3)	1.4	—	—	—
Net flows in money market funds	7.3	—	—	—	7.3	—
Total net flows	31.9	8.5	9.0	7.3	7.3	(0.2)
Reinvested distributions	0.9	0.2	0.4	0.1	—	0.2
Market gains and losses	24.6	27.3	(2.7)	(0.9)	—	0.9
Foreign currency translation	(3.2)	(0.6)	(1.5)	(0.2)	(0.1)	(0.8)
March 31, 2021	1,404.1	725.0	301.6	85.2	115.7	176.6
Average AUM	1,395.1	714.4	300.6	85.5	115.8	178.8
% of total average AUM	100.0%	51.2%	21.6%	6.1%	8.3%	12.8%
________
See accompanying notes immediately following these AUM tables.

Active AUM by Asset Class (2)

As of and for the Three Months Ended March 31, 2022 and 2021:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2021	1,082.5	389.6	293.1	87.4	148.8	163.6
Long-term inflows	61.7	19.1	24.5	5.5	—	12.6
Long-term outflows	(60.9)	(24.2)	(22.0)	(6.2)	—	(8.5)
Net long-term flows	0.8	(5.1)	2.5	(0.7)	—	4.1
Net flows in money market funds	12.8	—	—	—	12.8	—
Total net flows	13.6	(5.1)	2.5	(0.7)	12.8	4.1
Reinvested distributions	0.8	0.2	0.3	0.1	—	0.2
Market gains and losses	(50.0)	(35.2)	(10.7)	(8.2)	0.4	3.7
Foreign currency translation	(4.2)	(1.6)	(1.9)	(0.1)	—	(0.6)
March 31, 2022	1,042.7	347.9	283.3	78.5	162.0	171.0
Average AUM	1,050.0	358.7	287.1	82.5	154.5	167.2
% of total average AUM	100.0%	34.2%	27.3%	7.9%	14.7%	15.9%

December 31, 2020	979.3	383.2	259.4	77.9	108.5	150.3
Long-term inflows	76.3	22.6	25.1	21.2	—	7.4
Long-term outflows	(68.8)	(27.1)	(18.6)	(13.9)	—	(9.2)
Net long-term flows	7.5	(4.5)	6.5	7.3	—	(1.8)
Net flows in money market funds	7.3	—	—	—	7.3	—
Total net flows	14.8	(4.5)	6.5	7.3	7.3	(1.8)
Reinvested distributions	0.9	0.2	0.4	0.1	—	0.2
Market gains and losses	14.2	15.0	(2.0)	(0.9)	—	2.1
Foreign currency translation	(2.9)	(0.5)	(1.4)	(0.2)	(0.1)	(0.7)
March 31, 2021	1,006.3	393.4	262.9	84.2	115.7	150.1
Average AUM	1,008.4	394.4	262.4	84.5	115.8	151.3
% of total average AUM	100.0%	39.1%	26.0%	8.4%	11.5%	15.0%
________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class (2)

As of and for the Three Months Ended March 31, 2022 and 2021:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2021	528.4	452.0	41.7	1.2	—	33.5
Long-term inflows	44.6	31.5	4.9	—	—	8.2
Long-term outflows	(28.2)	(20.8)	(2.6)	(0.1)	—	(4.7)
Net long-term flows	16.4	10.7	2.3	(0.1)	—	3.5
Net flows in non-management fee earning AUM	(1.0)	0.4	(1.4)	—	—	—
Total net flows	15.4	11.1	0.9	(0.1)	—	3.5
Market gains and losses	(30.9)	(31.3)	(2.0)	(0.1)	—	2.5
Foreign currency translation	0.3	0.3	—	—	—	—
March 31, 2022	513.2	432.1	40.6	1.0	—	39.5
Average AUM	495.1	417.9	40.7	1.1	—	35.4
% of total average AUM	100.0%	84.4%	8.2%	0.2%	—%	7.2%

December 31, 2020	370.6	306.4	37.0	1.0	—	26.2
Long-term inflows	43.9	35.4	3.2	—	—	5.3
Long-term outflows	(26.9)	(21.1)	(2.1)	—	—	(3.7)
Net long-term flows	17.0	14.3	1.1	—	—	1.6
Net flows in non-management fee earning AUM	0.1	(1.3)	1.4	—	—	—
Total net flows	17.1	13.0	2.5	—	—	1.6
Market gains and losses	10.4	12.3	(0.7)	—	—	(1.2)
Foreign currency translation	(0.3)	(0.1)	(0.1)	—	—	(0.1)
March 31, 2021	397.8	331.6	38.7	1.0	—	26.5
Average AUM	386.7	320.0	38.2	1.0	—	27.5
% of total average AUM	100.0%	82.8%	9.9%	0.3%	—%	7.0%
________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile (3)

As of and for the Three Months Ended March 31, 2022 and 2021:

$ in billions	Total	Americas	Asia Pacific	EMEA Ex UK	UK
December 31, 2021	1,610.9	1,132.5	247.3	171.5	59.6
Long-term inflows	106.3	61.5	21.4	21.5	1.9
Long-term outflows	(89.1)	(53.6)	(15.8)	(15.6)	(4.1)
Net long-term flows	17.2	7.9	5.6	5.9	(2.2)
Net flows in non-management fee earning AUM	(1.0)	(2.2)	(0.1)	1.1	0.2
Net flows in money market funds	12.8	12.4	1.2	(0.8)	—
Total net flows	29.0	18.1	6.7	6.2	(2.0)
Reinvested distributions	0.8	0.8	—	—	—
Market gains and losses	(80.9)	(60.0)	(12.4)	(7.2)	(1.3)
Foreign currency translation	(3.9)	0.1	(1.8)	(0.8)	(1.4)
March 31, 2022	1,555.9	1,091.5	239.8	169.7	54.9

December 31, 2020	1,349.9	959.9	171.3	151.7	67.0
Long-term inflows	120.2	61.0	37.8	19.1	2.3
Long-term outflows	(95.7)	(51.0)	(21.1)	(15.4)	(8.2)
Net long-term flows	24.5	10.0	16.7	3.7	(5.9)
Net flows in non-management fee earning AUM	0.1	—	0.4	(0.3)	—
Net flows in money market funds	7.3	2.6	4.9	(0.2)	—
Total net flows	31.9	12.6	22.0	3.2	(5.9)
Reinvested distributions	0.9	0.8	0.1	—	—
Market gains and losses	24.6	23.7	(1.5)	0.9	1.5
Foreign currency translation	(3.2)	0.2	(2.9)	(1.0)	0.5
March 31, 2021	1,404.1	997.2	189.0	154.8	63.1

________
See accompanying notes immediately following these AUM tables.

Active AUM by Client Domicile (3)

As of and for the Three Months Ended March 31, 2022 and 2021:

$ in billions	Total	Americas	Asia Pacific	EMEA Ex UK	UK
December 31, 2021	1,082.5	724.5	208.8	90.5	58.7
Long-term inflows	61.7	34.5	19.8	5.7	1.7
Long-term outflows	(60.9)	(35.5)	(14.7)	(6.9)	(3.8)
Net long-term flows	0.8	(1.0)	5.1	(1.2)	(2.1)
Net flows in money market funds	12.8	12.4	1.2	(0.8)	—
Total net flows	13.6	11.4	6.3	(2.0)	(2.1)
Reinvested distributions	0.8	0.8	—	—	—
Market gains and losses	(50.0)	(33.6)	(10.5)	(4.6)	(1.3)
Foreign currency translation	(4.2)	0.1	(2.3)	(0.6)	(1.4)
March 31, 2022	1,042.7	703.2	202.3	83.3	53.9

December 31, 2020	979.3	656.9	163.4	92.8	66.2
Long-term inflows	76.3	31.1	34.5	8.7	2.0
Long-term outflows	(68.8)	(34.1)	(20.0)	(6.7)	(8.0)
Net long-term flows	7.5	(3.0)	14.5	2.0	(6.0)
Net flows in non-management fee earning AUM	—	(0.1)	0.1	—	—
Net flows in money market funds	7.3	2.6	4.9	(0.2)	—
Total net flows	14.8	(0.5)	19.5	1.8	(6.0)
Reinvested distributions	0.9	0.8	0.1	—	—
Market gains and losses	14.2	14.3	(1.7)	0.1	1.5
Foreign currency translation	(2.9)	0.2	(2.8)	(0.8)	0.5
March 31, 2021	1,006.3	671.7	178.5	93.9	62.2

________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile (3)

As of and for the Three Months Ended March 31, 2022 and 2021:

$ in billions	Total	Americas	Asia Pacific	EMEA Ex UK	UK
December 31, 2021	528.4	408.0	38.5	81.0	0.9
Long-term inflows	44.6	27.0	1.6	15.8	0.2
Long-term outflows	(28.2)	(18.1)	(1.1)	(8.7)	(0.3)
Net long-term flows	16.4	8.9	0.5	7.1	(0.1)
Net flows in non-management fee earning AUM	(1.0)	(2.2)	(0.1)	1.1	0.2
Total net flows	15.4	6.7	0.4	8.2	0.1
Market gains and losses	(30.9)	(26.4)	(1.9)	(2.6)	—
Foreign currency translation	0.3	—	0.5	(0.2)	—
March 31, 2022	513.2	388.3	37.5	86.4	1.0

December 31, 2020	370.6	303.0	7.9	58.9	0.8
Long-term inflows	43.9	29.9	3.3	10.4	0.3
Long-term outflows	(26.9)	(16.9)	(1.1)	(8.7)	(0.2)
Net long-term flows	17.0	13.0	2.2	1.7	0.1
Net flows in non-management fee earning AUM	0.1	0.1	0.3	(0.3)	—
Total net flows	17.1	13.1	2.5	1.4	0.1
Market gains and losses	10.4	9.4	0.2	0.8	—
Foreign currency translation	(0.3)	—	(0.1)	(0.2)	—
March 31, 2021	397.8	325.5	10.5	60.9	0.9

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

Results of Operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

			Variance
	Three months ended March 31,		2022 vs 2021
$ in millions	2022	2021	$ Change	% Change
Investment management fees	1,180.5	1,206.6	(26.1)	(2.2)%
Service and distribution fees	379.0	381.1	(2.1)	(0.6)%
Performance fees	1.0	6.7	(5.7)	(85.1)%
Other	68.9	65.3	3.6	5.5%
Total operating revenues	1,629.4	1,659.7	(30.3)	(1.8)%

Invesco Great Wall	124.1	104.0	20.1	19.3%
Revenue Adjustments:
Investment management fees	(205.9)	(203.2)	(2.7)	1.3%
Service and distribution fees	(257.7)	(261.5)	3.8	(1.5)%
Other	(49.0)	(58.1)	9.1	(15.7)%
Total Revenue Adjustments (1)	(512.6)	(522.8)	10.2	(2.0)%
CIP	11.5	10.1	1.4	13.9%
Net revenues (2)	1,252.4	1,251.0	1.4	0.1%
____________
(1)    Total revenue adjustments includes passed through investment management, service and distribution and other revenues and equal the same amount as the third-party distribution, service and advisory expenses.
(2)    Net revenues are operating revenues less revenue adjustments, plus net revenues from Invesco Great Wall, plus management and performance fees earned from CIP. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

The impact of foreign exchange rate movements decreased operating revenues by $18.2 million, equivalent to 1.1% of total operating revenues, during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021.

Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net business inflows (or outflows), changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. See the company’s disclosures regarding the changes in AUM during the three months ended March 31, 2022 and March 31, 2021 in the “Assets Under Management” section above for additional information.

Passive AUM generally earn a lower effective fee rate than active asset classes, and therefore, changes in the mix of AUM have an impact on revenues and net revenue yield. In addition, as a significant proportion of our AUM is based outside of the U.S., changes in foreign exchange rates can result in a change to the mix of U.S. Dollar denominated AUM for AUM denominated in other currencies. As fee rates differ across geographic locations, changes to exchange rates have an impact on revenues and net revenue yields.

Average AUM was $1,545.1 billion in the three months ended March 31, 2022, as compared to $1,395.1 billion in the three months ended March 31, 2021, an increase of 10.8%. However, the impact of the increase in AUM on our revenues was offset by changes in the mix of the AUM between the periods. At the industry level, investors continue to shift towards passive products such as ETFs. As a result of this change in AUM mix, revenues and the resulting net revenue yield ex performance fees ex QQQ has declined from 40.1 basis points for the quarter ended March 31, 2021 to 36.6 basis points for the quarter ended March 31, 2022.

Investment Management Fees

Investment management fees decreased by $26.1 million (2.2%) in the three months ended March 31, 2022 to $1,180.5 million as compared to $1,206.6 million in the three months ended March 31, 2021. The impact of foreign exchange rate movements decreased investment management fees by $14.0 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. After allowing for foreign exchange movements, investment management fees decreased by $12.1 million (1.0%). See discussion above on the impact of AUM changes on our investment management fees.

The discretionary money market fee waivers (see Item 1. Financial Statements - Note 7, "Revenue") also impact our investment management fees. During the quarter ended March 31, 2022, waivers reduced management fees by $26.3 million, an improvement from waivers of $29.0 million in the quarter ended March 31, 2021.

Service and Distribution Fees

In the three months ended March 31, 2022, service and distribution fees decreased by $2.1 million (0.6%) to $379.0 million as compared to the three months ended March 31, 2021 of $381.1 million. The impact of foreign exchange rate movements decreased service and distribution fees by $2.9 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. After allowing for foreign exchange movements, service and distribution fees increased by $0.8 million.

Performance Fees

Of our $1,555.9 billion in AUM at March 31, 2022, approximately $62.3 billion (4.0%) could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts.

In the three months ended March 31, 2022, performance fees decreased by $5.7 million (85.1%) to $1.0 million as compared to $6.7 million for the three months ended March 31, 2021. Performance fees during the three months ended March 31, 2022 were primarily generated from real estate products.

Other Revenues

In the three months ended March 31, 2022, other revenues increased by $3.6 million (5.5%) to $68.9 million as compared to $65.3 million for the three months ended March 31, 2021. The impact of foreign exchange rate movements decreased other revenues by $1.3 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. After allowing for foreign exchange movements, other revenues increased by $4.9 million. The increase in other revenues was primarily driven by an increase of $13.8 million in real estate transaction fees, partially offset by lower front end fees of $9.1 million.

Invesco Great Wall

The company’s most significant joint venture is our 49% investment in Invesco Great Wall Fund Management Company Limited (the “Invesco Great Wall” joint venture). Management reflects 100% of Invesco Great Wall’s activity in its net revenues and adjusted operating expenses because it is important to evaluate the contribution that Invesco Great Wall is making to the business. The company’s non-GAAP operating results reflect the economics of these holdings on a basis consistent with the underlying AUM and flows. Adjusted net income is reduced by the amount of earnings attributable to the 51% non-controlling interests. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of net revenues.

Net revenues from Invesco Great Wall were $124.1 million and average AUM was $99.3 billion for the three months ended March 31, 2022 (net revenues were $104.0 million and average AUM was $76.6 billion in the three months ended March 31, 2021). The impact of foreign exchange rate movements during the three months ended March 31, 2022 increased net revenues by $2.6 million as compared to the three months ended March 31, 2021. After allowing for foreign exchange movements, net revenues from Invesco Great Wall were $121.5 million. The increase in revenue is a result of higher AUM, partially offset by a reduction in net revenue yield due to changes in the mix of AUM.

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

Management and performance fees earned from CIP were $11.5 million in the three months ended March 31, 2022 (three months ended March 31, 2021: $10.1 million).

Operating Expenses

The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

			Variance
	Three months ended March 31,		2022 vs 2021
$ in millions	2022	2021	$ Change	% Change
Third-party distribution, service and advisory	512.6	522.8	(10.2)	(2.0)%
Employee compensation	432.9	489.2	(56.3)	(11.5)%
Marketing	21.7	15.8	5.9	37.3%
Property, office and technology	132.0	129.3	2.7	2.1%
General and administrative	102.2	96.6	5.6	5.8%
Transaction, integration and restructuring	35.2	45.8	(10.6)	(23.1)%
Amortization of intangibles	15.1	15.9	(0.8)	(5.0)%
Total operating expenses	1,251.7	1,315.4	(63.7)	(4.8)%

The table below sets forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	Three months ended March 31, 2022	% of Total Operating Expenses	% of Operating Revenues	Three months ended March 31, 2021	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	512.6	41.0%	31.5%	522.8	39.8%	31.5%
Employee compensation	432.9	34.6%	26.6%	489.2	37.2%	29.5%
Marketing	21.7	1.7%	1.3%	15.8	1.2%	1.0%
Property, office and technology	132.0	10.5%	8.1%	129.3	9.8%	7.8%
General and administrative	102.2	8.2%	6.3%	96.6	7.3%	5.8%
Transaction, integration and restructuring	35.2	2.8%	2.2%	45.8	3.5%	2.8%
Amortization of intangibles	15.1	1.2%	0.8%	15.9	1.2%	1.0%
Total operating expenses	1,251.7	100.0%	76.8%	1,315.4	100.0%	79.4%

During the three months ended March 31, 2022, operating expenses decreased by $63.7 million (4.8%) to $1,251.7 million (three months ended March 31, 2021: $1,315.4 million). The impact of foreign exchange rate movements decreased operating expenses by $16.0 million, or 1.3% of total operating expenses, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Third-Party Distribution, Service and Advisory

Third-party distribution, service and advisory expenses decreased $10.2 million (2.0%) to $512.6 million in the three months ended March 31, 2022 (three months ended March 31, 2021: $522.8 million). The impact of foreign exchange rate movements decreased third-party costs by $6.2 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. After allowing for foreign exchange rate changes, the decrease in costs was $4.0 million. The decrease is primarily due to a decrease of $14.1 million in renewal commissions, front end commissions and transaction fees, partially offset by $10.1 million of higher asset and sales-based fees and unitary fees.

Employee Compensation

Employee compensation decreased $56.3 million (11.5%) to $432.9 million in the three months ended March 31, 2022 (three months ended March 31, 2021: $489.2 million). The impact of foreign exchange rate movements decreased employee compensation by $5.9 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. After allowing for foreign exchange rate changes, there was a decrease in employee compensation of $50.4 million. This decrease was driven by decreases of $26.0 million related to the mark-to-market on the deferred compensation liability and $7.2 million in share-based compensation expenses as a result of savings realized from our strategic evaluation, which includes realigning our client facing workforce to support key areas of growth and repositioning to lower cost locations. The remaining decrease was driven by lower variable compensation due to the performance of the company in 2022 compared to 2021, combined with savings realized from our strategic evaluation.

Headcount at March 31, 2022 was 8,549 (March 31, 2021: 8,426).

Marketing

Marketing expenses increased $5.9 million (37.3%) to $21.7 million in the three months ended March 31, 2022 (three months ended March 31, 2021: $15.8 million). The impact of foreign exchange rate movements decreased marketing expenses by $0.5 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. After allowing for foreign exchange rate changes, the increase in marketing expenses was $6.4 million. The increase was related to increased client events, advertising and travel.

Property, Office and Technology

Property, office and technology costs increased by $2.7 million (2.1%) to $132.0 million in the three months ended March 31, 2022 (three months ended March 31, 2021: $129.3 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $1.7 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. After allowing for foreign exchange rate movements, the increase was $4.4 million. The increase was driven by increases in outsourced administration costs of $4.5 million and software maintenance costs of $4.1 million, partially offset by lower property expenses of $4.8 million.

General and Administrative

General and administrative expenses increased by $5.6 million (5.8%) to $102.2 million in the three months ended March 31, 2022 (three months ended March 31, 2021: $96.6 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $1.7 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. After allowing for foreign exchange rate movements, the increase was $7.3 million. The increase was primarily driven by increases of $6.1 million in professional services costs, $4.3 million of market data services costs and $4.2 million of increased fund client expenses, irrecoverable taxes and travel. The increase was partially offset by decreases of $4.0 million from foreign currency revaluations and $3.6 million from fund expenses incurred by CIP.

Transaction, Integration and Restructuring

For the three months ended March 31, 2022, transaction, integration and restructuring charges were $35.2 million (three months ended March 31, 2021: $45.8 million).

Transaction and integration expense (excluding restructuring) was $8.1 million during the three months ended March 31, 2022 (three months ended March 31, 2021: $12.3 million expenses), composed of $5.4 million of compensation-related expenses and $2.7 million of non-compensation expenses primarily related to the OppenheimerFunds acquisition.

Restructuring costs were $27.1 million for the three months ended March 31, 2022 (three months ended March 31, 2021: $33.5 million). Restructuring costs related to the strategic evaluation were $22.3 million for the three months ended March 31, 2022 (three months ended March 31, 2021: $30.0 million) and are primarily composed of non-cash property, office and technology costs (see Note 9, "Restructuring", for additional details).

Other Income and Expenses

The main categories of other income and expenses, and the dollar and percentage changes between periods, are as follows:

			Variance
	Three months ended March 31,		2022 vs 2021
$ in millions	2022	2021	$ Change	% Change
Equity in earnings of unconsolidated affiliates	33.4	27.5	5.9	21.5%
Interest and dividend income	1.2	1.3	(0.1)	(7.7)%
Interest expense	(23.2)	(23.8)	0.6	(2.5)%
Other gains/(losses), net	(45.5)	34.1	(79.6)	N/A
Other income/(expense) of CIP, net	(23.3)	94.7	(118.0)	N/A
Total other income and expenses	(57.4)	133.8	(191.2)	N/A
Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates increased by $5.9 million to $33.4 million in the three months ended March 31, 2022 (three months ended March 31, 2021: $27.5 million). The increase is primarily driven by increases of $27.9 million in our joint venture investment in Invesco Great Wall due to increased revenues as discussed above and $11.4 million from real estate investments.

Interest expense

Interest expense decreased by $0.6 million to $23.2 million in the three months ended March 31, 2022 (three months ended March 31, 2021: $23.8 million)

Other gains/(losses), net

Other gains/(losses), net was a loss of $45.5 million in the three months ended March 31, 2022 (three months ended March 31, 2021: $34.1 million gain). Included in the loss were $42.9 million of losses on investments and instruments held for our deferred compensation plans and $5.9 million of net losses related to the mark-to-market on seed money investments, partially offset by $2.4 million of net foreign exchange gains on intercompany loans. Included in the gain for the three months ended March 31, 2021 were $15.7 million of gains on investments and instruments held for our deferred compensation plans, $8.1 million of gains on the mark-to-market of acquisition-related contingent consideration liabilities, $4.4 million of net gains related to the mark-to-market on seed money investments, $3.5 million of net foreign exchange gains on intercompany loans and $2.2 million of net gains related to our defined benefit pension plan.

Other income/(expense) of CIP

In the three months ended March 31, 2022, interest and dividend income of CIP increased by $5.8 million (8.4%) to $74.5 million (three months ended March 31, 2021: $68.7 million). Interest expense of CIP increased by $1.6 million (3.9%) to $42.5 million (three months ended March 31, 2021: $40.9 million).

Included in other gains/(losses) of CIP, net, are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the three months ended March 31, 2022, Other gains/(losses), net losses of CIP were net losses of $55.3 million as compared to net gains of $66.9 million in the three months ended March 31, 2021. The net losses during the three months ended March 31, 2022 were attributable to market-driven losses on investments held by consolidated funds.

Net impact of CIP and related noncontrolling interests in consolidated entities

The net impact of CIP on net income attributable to Invesco Ltd. in each period primarily represents the changes in the value of the company's holding in its consolidated CLOs, which is reclassified into other gains/(losses) from accumulated other comprehensive income upon consolidation. The consolidation of investment products during the three months ended March 31, 2022 resulted in no net change in net income attributable to Invesco Ltd. (three months ended March 31, 2021: resulted in no net change in net income attributable to Invesco Ltd). CIP are taxed at the investor level and not at the product level; therefore, there is no tax provision reflected in the net impact of CIP.

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

Our effective tax rate increased to 25.9% for the three months ended March 31, 2022 (three months ended March 31, 2021: 22.3%). The rate increase is primarily due to the decrease in income attributable to interests in CIP.

Schedule of Non-GAAP Information

We utilize the following non-GAAP performance measures: net revenue (and by calculation, net revenue yield on AUM), adjusted operating income, adjusted operating margin, adjusted net income attributable to Invesco Ltd. and adjusted diluted earnings per common share (EPS). The company believes the adjusted measures provide valuable insight into the company’s ongoing operational performance and assist in comparisons to its competitors. These measures also assist the company’s management with the establishment of operational budgets and forecasts. The most directly comparable U.S. GAAP measures are operating revenues (and by calculation, gross revenue yield on AUM), operating income, operating margin, net income attributable to Invesco Ltd. and diluted EPS. Each of these measures is discussed more fully below.

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

Reconciliation of Operating revenues to Net revenues:

	Three months ended March 31,
$ in millions	2022	2021
Operating revenues, U.S. GAAP basis	1,629.4	1,659.7
Invesco Great Wall (1)	124.1	104.0
Revenue Adjustments (2)
Investment management fees	(205.9)	(203.2)
Service and distribution fees	(257.7)	(261.5)
Other	(49.0)	(58.1)
Total Revenue Adjustments	(512.6)	(522.8)
CIP (3)	11.5	10.1
Net revenues	1,252.4	1,251.0

Reconciliation of Operating income to Adjusted operating income:

	Three months ended March 31,
$ in millions	2022	2021
Operating income, U.S. GAAP basis	377.7	344.3
Invesco Great Wall (1)	73.7	66.5
CIP (3)	14.8	17.0
Transaction, integration and restructuring (4)	35.2	45.8
Amortization of intangible assets (5)	15.1	15.9
Compensation expense related to market valuation changes in deferred compensation plans (6)	(21.9)	13.5
Adjusted operating income	494.6	503.0

Operating margin*	23.2%	20.7%
Adjusted operating margin**	39.5%	40.2%

Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

	Three months ended March 31,
$ in millions, except per common share data	2022	2021
Net income attributable to Invesco Ltd., U.S. GAAP basis	197.7	267.8
Transaction, integration and restructuring, net of tax (4)	27.0	35.1
Amortization of intangible assets and related tax benefits (5)	18.8	21.8
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (6)	15.8	(1.9)
Other reconciling items, net of tax (7)	—	(6.2)
Adjusted net income attributable to Invesco Ltd.	259.3	316.6

Average common shares outstanding - diluted	462.4	464.7
Diluted EPS	$0.43	$0.58
Adjusted diluted EPS***	$0.56	$0.68
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
(1)    Invesco Great Wall
The company reflects 100% of Invesco Great Wall in its net revenues and adjusted operating expenses. The company’s non-GAAP operating results reflect the economics of these holdings on a basis consistent with the underlying AUM and flows. Adjusted net income is reduced by the amount of earnings attributable to non-controlling interests.
(2)    Revenue Adjustments
The company calculates net revenues by reducing operating revenues to exclude fees that are passed through to external parties who perform functions on behalf of, and distribute, the company’s managed funds. The net revenue presentation assists in identifying the revenue contribution generated by the company, removing distortions caused by the differing distribution channel fees and allowing for a fair comparison with U.S. peer investment managers and within Invesco’s own investment units. Additionally, management evaluates net revenue yield on AUM, which is equal to net revenues divided by average AUM during the reporting period, as an indicator of the basis point net revenues we receive for each dollar of AUM we manage and is useful when evaluating the company’s performance relative to industry competitors and within the company for capital allocation purposes.

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

The company believes that the consolidation of investment products may impact a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, management believes that it is appropriate to adjust operating revenues, operating income and net income for the impact of CIP in calculating the respective net revenues, adjusted operating income and adjusted net income.
(4)    Transaction, integration and restructuring related adjustments
The company believes it is useful to investors and other users of our Condensed Consolidated Financial Statements to adjust for the transaction, integration and restructuring charges in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition and restructuring related charges. See “Results of Operations for the three months ended March 31, 2022 and 2021 -- Transaction, Integration and Restructuring” for additional details.
(5)    Amortization of intangible assets and related tax benefits
The company believes it is useful to investors and other users of our financial statements to remove amortization expense related to acquired assets net of the tax benefits realized on the tax amortization of goodwill and intangible assets in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition-related charges.
(6)    Market movement on deferred compensation plan liabilities
Certain deferred compensation plan awards involve a return to the employee linked to the appreciation (depreciation) of specified investments, typically the funds managed by the employee. Invesco hedges economically the exposure to market movements.

Since these plans are hedged economically, management believes it is useful to reflect the offset ultimately achieved from hedging the investment market exposure in the calculation of adjusted operating income (and by calculation, adjusted operating margin) and Adjusted net income attributable to Invesco Ltd. (and by calculation, adjusted diluted EPS) to produce results that will be more comparable period to period.

See below for a reconciliation of deferred compensation related items:

	Three months ended March 31,
$ in millions	2022	2021
Market movement on deferred compensation plan liabilities:
Compensation expense related to market valuation changes in deferred compensation liability	(21.9)	13.5
Adjustments to operating income	(21.9)	13.5
Market valuation changes and dividend income from investments and instruments held related to deferred compensation plans in other income/(expense)	42.4	(15.9)
Taxation:
Taxation on deferred compensation plan market valuation changes and dividend income less compensation expense	(4.7)	0.5
Adjustments to net income attributable to Invesco Ltd.	15.8	(1.9)

(7)    Other reconciling items
Each of these other reconciling items has been adjusted from U.S. GAAP to arrive at the company’s non-GAAP financial measures for the reasons either outlined in the paragraphs above, due to the unique character and magnitude of the reconciling item, or because the item represents a continuation of a reconciling item adjusted from U.S. GAAP in a prior period.

	Three months ended March 31,
$ in millions	2022	2021
Other non-GAAP adjustments:
Change in contingent consideration estimates	—	(8.1)
Taxation:
Taxation on change in consideration estimates	—	1.9
Adjustments to net income attributable to Invesco Ltd.	—	(6.2)

Balance Sheet Discussion (1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP and policyholder balances for the reasons outlined in footnote 1 to the table:

	As of March 31, 2022				As of December 31, 2021
Balance sheet information $ in millions	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted
ASSETS
Cash and cash equivalents	1,309.6	—	—	1,309.6	1,896.4	—	—	1,896.4
Investments	966.8	(456.6)	—	1,423.4	926.3	(454.8)	—	1,381.1
Assets of CIP:
Investments and other assets of CIP	9,448.2	9,448.2	—	—	9,575.1	9,575.1	—	—
Cash and cash equivalents of CIP	304.5	304.5	—	—	250.7	250.7	—	—
Assets held for policyholders	1,662.1	—	1,662.1	—	1,893.6	—	1,893.6	—
Goodwill and intangible assets, net	16,053.6	—	—	16,053.6	16,110.5	—	—	16,110.5
Other assets (2)	2,109.0	(7.0)	—	2,116.0	2,033.0	(6.4)	—	2,039.4
Total assets	31,853.8	9,289.1	1,662.1	20,902.6	32,685.6	9,364.6	1,893.6	21,427.4
LIABILITIES
Liabilities of CIP:
Debt of CIP	7,084.4	7,084.4	—	—	7,336.1	7,336.1	—	—
Other liabilities of CIP	763.1	763.1	—	—	846.3	846.3	—	—
Policyholder payables	1,662.1	—	1,662.1	—	1,893.6	—	1,893.6	—
Debt	2,085.7	—	—	2,085.7	2,085.1	—	—	2,085.1
Other liabilities (3)	3,471.2	—	—	3,471.2	3,845.7	—	—	3,845.7
Total liabilities	15,066.5	7,847.5	1,662.1	5,556.9	16,006.8	8,182.4	1,893.6	5,930.8
EQUITY
Total equity attributable to Invesco Ltd.	15,345.0	(0.1)	—	15,345.1	15,495.8	(0.1)	—	15,495.9
Noncontrolling interests (4)	1,442.3	1,441.7	—	0.6	1,183.0	1,182.3	—	0.7
Total equity	16,787.3	1,441.6	—	15,345.7	16,678.8	1,182.2	—	15,496.6
Total liabilities and equity	31,853.8	9,289.1	1,662.1	20,902.6	32,685.6	9,364.6	1,893.6	21,427.4
____________
(1)    These tables include non-GAAP presentations. Assets of CIP are not available for use by Invesco. Additionally, there is no recourse to Invesco for CIP debt. Policyholder assets and liabilities are equal and offsetting and have no impact on Invesco’s shareholder’s equity.
(2)    Amounts include restricted cash, accounts receivable, prepaid assets, unsettled fund receivables, property, equipment and software, right-of-use assets and other assets.
(3)    Amounts include accrued compensation and benefits, unsettled fund payables, accounts payable and accrued expenses, lease liability and deferred tax liabilities.
(4)    Amounts include redeemable noncontrolling interests in consolidated entities and equity attributable to nonredeemable noncontrolling interests in consolidated entities.
Cash and cash equivalents

Cash and cash equivalents decreased by $586.8 million from $1,896.4 million at December 31, 2021 to $1,309.6 million at March 31, 2022. See “Cash Flows Discussion” in the following section within this Management’s Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Investments

As of March 31, 2022, we had $966.8 million in total investments (December 31, 2021: $926.3 million). Included in investments are $98.8 million of seed money investments in affiliated funds used to seed funds as we launch new products and $205.8 million of investments related to assets held for deferred compensation plans, which are also held primarily in affiliated funds. Seed investments decreased by a net $10.6 million during the three months ended March 31, 2022. The decrease in the period was related to redemptions of $12.2 million, a non-cash decrease of $8.7 million due to the net consolidation of certain CIP in the period (eliminating the company’s investment balances) and $6.0 million of market valuation changes and foreign exchange movements, partially offset by purchases of $16.3 million. Investments related to deferred compensation awards decreased by a net $20.8 million during the period. The net $20.8 million decrease in the period was related to $21.6 million of negative market valuation changes and foreign exchange movements, partially offset by $0.8 million in purchases.

Included in investments are $623.7 million in equity method investments in Invesco Great Wall and in certain of the company’s private equity partnerships, real estate partnerships and other co-investments (December 31, 2021: $550.1 million). The increase of $73.6 million in equity method investments was driven by an increase from partnership contributions of $48.8 million and $33.4 million in current period earnings. This increase was partially offset by $3.0 million related to capital distributions from partnership investments, $2.8 million related to distributions from partnership investments and $2.8 million in market valuation changes and foreign exchange movements. Also included in investments are foreign time deposits of $29.3 million.

As of March 31, 2022, the company had $892.8 million in seed capital and co-investments (December 31, 2021: $856.7 million), including direct investments in consolidated investment products. Total seed capital and co-investments is presented as a helpful measure for investors and represents our net investment interest including our net interest in CIP, net of deferred compensation investments, joint ventures and other investments. The following table reconciles the investment balance to the total seed capital and co-investment balance.

	As of
$ in millions	March 31, 2022	December 31, 2021
Investments	966.8	926.3
Net interest in consolidated investment products (1)	456.6	454.8
Less: Investments related to deferred compensation plans, joint ventures, and other investments	(530.6)	(524.4)
Total seed capital and co-investments (2)	892.8	856.7
____________
(1)    Included in net interest in consolidated investment products as of March 31, 2022 is $194.4 million of seed capital and $262.2 million of co-investments (December 31, 2021: $195.3 million of seed capital and $259.5 million of co-investments).

(2)    Included in the total seed and co-investment balance as of March 31, 2022 is $293.3 million of seed capital and $599.5 million of co-investments (December 31, 2021: $304.7 million of seed capital and $552.0 million of co-investments).

Assets held for policyholders and policyholder payables

One of our subsidiaries, Invesco Pensions Limited, is an insurance company that was established to facilitate retirement savings plans in the UK. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The decrease in the balance of these accounts from $1,893.6 million at December 31, 2021 to $1,662.1 million at March 31, 2022 was the result of net business outflows of $183.5 million and negative market movements of $63.8 million, offset by $15.8 million of positive foreign exchange rate movements.

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

Our capital management process is executed in a manner consistent with our desire to maintain strong, investment grade credit ratings. As of the date of our filing, Invesco held credit ratings of BBB+/Stable, A3/Stable and A/Stable from Standard & Poor’s Ratings Service (“S&P”), Moody’s Investor Services (“Moody’s”) and Fitch Ratings (“Fitch”), respectively. Our ability to continue to access the capital markets in a timely manner depends on several factors, including our credit ratings, the condition of the global economy including the impact of COVID-19, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.

During the three months ended March 31, 2022, the company repurchased 8.9 million common shares in open market transactions utilizing $200 million in cash. As of March 31, 2022, approximately $532.2 million remained authorized under the company’s common share repurchase authorization approved by the Board on July 22, 2016.

In line with our capital management priorities, the company increased our quarterly common dividend by 10% to $0.1875 per common share beginning with the dividend that will be paid in the second quarter of 2022.

On April 6, 2022, the company announced the early redemption of the $600 million 3.125% Senior Notes due on November 30, 2022, consistent with our commitment to improve our leverage profile. The redemption will occur on May 6, 2022. As of March 31, 2022 and December 31, 2021, the balance on the $1.5 billion capacity credit facility was zero.

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

All of our regulated EU and UK subsidiaries are subject to consolidated capital requirements under applicable EU and UK requirements, and we maintain capital within this European sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. We are in compliance with all regulatory minimum net capital requirements. As of March 31, 2022, the company’s minimum regulatory capital requirement was $708.4 million (December 31, 2021: $724.9 million); the decrease was driven by the weakening of the Pound Sterling against the U.S. Dollar. The total amount of non-U.S. cash and cash equivalents was $820.8 million at March 31, 2022 (December 31, 2021: $1,088.3 million).

The consolidation of $9,752.7 million and $7,084.4 million of assets and debt of CIP as of March 31, 2022, respectively, did not impact the company’s liquidity and capital resources. See Part I, Item 1, Financial Statements - Note 12, "Consolidated Investment Products", for additional details.

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

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flows information, excluding the impact of the cash flows of Consolidated Investment Products for the reasons outlined in footnote 1 to the table:

Cash flows information (1)	Three months ended March 31, 2022			Three months ended March 31, 2021
$ in millions	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash, cash equivalents and restricted cash, beginning of the period (2)	2,147.1	250.7	1,896.4	1,839.3	301.7	1,537.6
Cash flows from operating activities (1)	(375.4)	(256.0)	(119.4)	(26.9)	(101.6)	74.7
Cash flows from investing activities	(79.1)	(1.6)	(77.5)	(139.9)	(124.6)	(15.3)
Cash flows from financing activities	(55.3)	314.2	(369.5)	137.8	359.9	(222.1)
Increase/(decrease) in cash and cash equivalents	(509.8)	56.6	(566.4)	(29.0)	133.7	(162.7)
Foreign exchange movement on cash and cash equivalents	(23.2)	(2.8)	(20.4)	(14.4)	(5.8)	(8.6)
Cash, cash equivalents and restricted cash, end of the period (2)	1,614.1	304.5	1,309.6	1,795.9	429.6	1,366.3

Cash and cash equivalents	1,309.6	—	1,309.6	1,158.3	—	1,158.3
Restricted cash (2)	—	—	—	208.0	—	208.0
Cash and cash equivalents of CIP	304.5	304.5	—	429.6	429.6	—
Total cash, cash equivalents and restricted cash per condensed consolidated statement of cash flows (2)	1,614.1	304.5	1,309.6	1,795.9	429.6	1,366.3
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
(2)    There was no restricted cash as of March 31, 2022. Restricted cash of $208.0 million as of March 31, 2021 is recorded in Other assets on the Condensed Consolidated Balance Sheets.
Operating Activities

Operating cash flows include the receipt of investment management and other fees generated from AUM, offset by operating expenses and changes in operating assets and liabilities. Although some receipts and payments are seasonal, particularly bonus payments which are paid during the first quarter, after allowing for the change in cash held by CIP, and investment activities, our operating cash flows generally move in the same direction as our operating income.

During the three months ended March 31, 2022, cash used in operating activities was $375.4 million compared to $26.9 million used in operating activities during the three months ended March 31, 2021. Excluding the impact of CIP, cash used in operations was $119.4 million during the three months ended March 31, 2022 compared to $74.7 million of cash provided by operating activities during the three months ended March 31, 2021. Cash outflows included outflows from changes in payables and receivables due to timing of payments and receipts as well as net investment purchases of $12.7 million, including seed money and deferred compensation investments (three months ended March 31, 2021: $36.2 million net redemptions). Operating cash inflows were partially offset by a $33.4 million increase in operating income.

Investing Activities

Net cash used in investing activities totaled $79.1 million for the three months ended March 31, 2022 (three months ended March 31, 2021: net cash used of $139.9 million). Excluding the impact of CIP cash flows, net cash used in investing activities was $77.5 million for the three months ended March 31, 2022 (three months ended March 31, 2021: net cash used of $15.3 million).

Cash outflows for the three months ended March 31, 2022, excluding the impact of CIP, included purchases of investments of $78.1 million (three months ended March 31, 2021: $59.2 million purchases), partially offset by proceeds of $24.5 million from sales and returns of capital of investments (three months ended March 31, 2021: $64.2 million proceeds).

During the three months ended March 31, 2022, the company had capital expenditures of $23.9 million (three months ended March 31, 2021: $20.3 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and client-facing systems including websites and client reporting tools, upgrades in computer hardware and software for employees, and improvements in the firm’s data solutions. Also, in each period, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.

Financing Activities

Net cash used in financing activities totaled $55.3 million for the three months ended March 31, 2022 (three months ended March 31, 2021: net cash provided of $137.8 million). Excluding the impact of CIP, financing activities used net cash of $369.5 million in the three months ended March 31, 2022 (three months ended March 31, 2021: net cash used of $222.1 million).

Financing cash outflows during the three months ended March 31, 2022 included purchases of common shares through the open market of $200 million, $77.8 million of common dividend payments for the dividends declared in January (three months ended March 31, 2021: common dividends paid of $71.5 million), $59.2 million of preferred dividend payments for dividends declared in January (three months ended March 31, 2021: $59.2 million) and the payment of $32.5 million to meet employees’ withholding tax obligations on common share vestings (three months ended March 31, 2021: $44.7 million). The three months ended March 31, 2021 also included a payment of $8.5 million of contingent consideration, the $117.0 million settlement of the forward contracts and $78.8 million of net collateral received on the forward contracts.

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

On April 26, 2022, the company announced a first quarter 2022 cash dividend of $0.1875 per share to holders of common shares, payable on June 2, 2022, to shareholders of record at the close of business on May 10, 2022 with an ex-dividend date of May 9, 2022.

On April 26, 2022, the company announced a preferred dividend of $14.75 per share to the holders of preferred shares, representing the period from March 1, 2022 through May 31, 2022 The preferred dividend is payable on June 1, 2022 to shareholders of record at close of business on May 16, 2022.

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

Debt

The carrying value of our debt at March 31, 2022 was $2,085.7 million (December 31, 2021: $2,085.1 million) and was comprised of the following:

$ in millions	March 31, 2022	December 31, 2021
$1.5 billion floating rate credit facility expiring April 26, 2026	—	—
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	599.5	599.4
$600 million 4.000% - due January 30, 2024	598.0	597.8
$500 million 3.750% - due January 15, 2026	497.5	497.3
$400 million 5.375% - due November 30, 2043	390.7	390.6
Debt	2,085.7	2,085.1

For the three months ended March 31, 2022, the company’s weighted average cost of debt was 3.95% (three months ended March 31, 2021: 3.95%).

Financial covenants under the credit agreement include: (i) the quarterly maintenance of an Adjusted debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) an interest coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of March 31, 2022, we were in compliance with our financial covenants. At March 31, 2022, our leverage ratio was 0.82:1.00 (December 31, 2021: 0.79:1.00), and our interest coverage ratio was 24.55:1.00 (December 31, 2021: 25.21:1.00).

The March 31, 2022 coverage ratio calculations are as follows:

$ in millions	Total	Q1 2022	Q4 2021	Q3 2021	Q2 2021
Net income attributable to Invesco Ltd.	1,322.9	197.7	426.8	330.1	368.3
Dividends on preferred shares	236.8	59.2	59.2	59.2	59.2
Tax expense	507.4	82.8	130.7	139.7	154.2
Amortization/depreciation	203.7	49.5	50.4	51.0	52.8
Interest expense	94.1	23.2	23.2	23.1	24.6
Common share-based compensation expense	131.0	29.5	34.1	33.2	34.2
Unrealized (gains)/losses from investments, net (1)	45.6	26.4	5.2	41.4	(27.4)
OppenheimerFunds acquisition-related matter (2)	(231.1)	—	(100.0)	(45.7)	(85.4)
EBITDA (3)	2,310.4	468.3	629.6	632.0	580.5
Adjusted debt (3)	$1,888.6
Leverage ratio (Adjusted debt/EBITDA - maximum 3.25:1.00)	0.82
Interest coverage (EBITDA/Interest expense - minimum 4.00:1.00)	24.55
____________
(1)    Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.
(2)     Unusual or otherwise non-recurring gains and losses, as defined in our credit facility, are adjusted for in the determination of EBITDA. The benefit to expense related to the change in the OppenheimerFunds acquisition related liability and the related insurance recovery is considered unusual and has been deducted in the determination of EBITDA.
(3)    EBITDA and Adjusted debt are non-GAAP financial measures that are used by management in connection with certain debt covenant calculations under our credit agreement. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit facility agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals debt of $2,085.7 million plus $2.9 million in letters of credit less $200.0 million of excess unrestricted cash (cash and cash equivalents less the minimum regulatory capital requirement, not to exceed $200 million).

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

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of March 31, 2022, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,309.6 million. See Part I, Item 1, Financial Statements - Note 2, "Fair Value of Assets and Liabilities", for information regarding cash and cash equivalents invested in affiliated money market funds.

The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as they become due. The company is exposed to liquidity risk through its $2,085.7 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.

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

Common Share Repurchase Plan

During the three months ended March 31, 2022, the company repurchased 8.9 million shares in the open market at a cost of $200 million (three months ended March 31, 2021: none). Separately an aggregate of 1.6 million common shares were withheld on vesting events during the three months ended March 31, 2022 to meet employees’ withholding tax obligations (three months ended March 31, 2021: 2.1 million shares). The fair value of these common shares withheld at the respective withholding dates was $32.5 million during the three months ended March 31, 2022 (three months ended March 31, 2021: $44.7 million). At March 31, 2022, approximately $532.2 million remains available under the share repurchase authorizations approved by the Board on July 22, 2016.

Off Balance Sheet Commitments

See Part I, Item 1, Financial Statements - Note 11, “Commitments and Contingencies - Legal Contingencies”, for more information regarding undrawn capital commitments.

Critical Accounting Policies and Estimates

There have been no significant changes to the critical accounting policies disclosed in our most recent Form 10-K for the year ended December 31, 2021. Critical accounting policies are those that require management’s most difficult, subjective or complex judgments and would therefore be deemed the most critical to an understanding of our results of operations and financial condition.

Recent Accounting Standards

See Part I, Item 1, Financial Statements - Note 1, "Accounting Policies - Accounting Pronouncements Recently Adopted.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk and foreign exchange rate risk. There have not been any material changes to the company’s exposures to market risks during the period ended March 31, 2022 that would require an update to the disclosures provided in the most recent Form 10-K.

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

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. See Part I, Item 1, Financial Statements - Note 4, Debt for details of the company’s debt arrangements. As of March 31, 2022, the interest rates on 100.0% of the company’s borrowings were fixed for a weighted average period of 5.7 years, and the company had a zero balance on its floating rate credit facility.

Foreign Exchange Rate Risk

The company has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco Ltd.

The company is exposed to foreign exchange revaluation into the Condensed Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation gains were $2.2 million during the three months ended March 31, 2022 (three months ended March 31, 2021: $0.7 million losses) and are included in general and administrative expenses and Other gains/(losses), net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

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

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated any change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

See Part I, Item 1, Financial Statements - Note 11, “Commitments and Contingencies - Legal Contingencies”, for information regarding legal proceedings.

Item 1A.  Risk Factors

The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended March 31, 2022:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (millions)
January 1-31, 2022	458,477	$21.75	425,000	$723.0
February 1-28, 2022	9,148,855	$22.43	7,624,915	$550.2
March 1-31, 2022	857,809	$21.45	834,572	$532.2
Total	10,465,141		8,884,487
____________
(1)    An aggregate of 1,580,654 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.
(2)    At March 31, 2022, a balance of $532.2 million remains available under the share repurchase authorization approved by the Board on July 22, 2016.

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

31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
April 29, 2022	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

April 29, 2022	/s/ L. ALLISON DUKES
L. Allison Dukes
Senior Managing Director and Chief Financial Officer