Form 10-Q
period 2022-06-30
Invesco Ltd.
filed 2022-08-03
CIK 914208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of June 30, 2022, the most recent practicable date, the number of Common Shares outstanding was 454,940,132.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except per share data	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	936.8	1,896.4
Accounts receivable	747.4	785.0
Investments	884.6	926.3
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	196.0	250.7
Accounts receivable and other assets of CIP	287.9	532.6
Investments of CIP	8,720.0	9,042.5
Assets held for policyholders	1,067.7	1,893.6
Other assets	1,034.3	729.9
Property, equipment and software, net	491.4	518.1
Intangible assets, net	7,174.4	7,228.0
Goodwill	8,646.2	8,882.5
Total assets	30,186.7	32,685.6
LIABILITIES
Accrued compensation and benefits	558.0	1,062.3
Accounts payable and accrued expenses	1,352.9	1,157.1
Liabilities of CIP:
Debt of CIP	6,731.1	7,336.1
Other liabilities of CIP	443.0	846.3
Policyholder payables	1,067.7	1,893.6
Debt	1,671.2	2,085.1
Deferred tax liabilities, net	1,675.2	1,626.3
Total liabilities	13,499.1	16,006.8
Commitments and contingencies (See Note 12)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	892.8	510.8
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized, issued and outstanding as of June 30, 2022 and December 31, 2021)	4,010.5	4,010.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million shares issued as of June 30, 2022 and December 31, 2021)	113.2	113.2
Additional paid-in-capital	7,563.2	7,688.0
Treasury shares	(3,095.3)	(3,043.6)
Retained earnings	7,323.2	7,169.2
Accumulated other comprehensive income/(loss), net of tax	(801.1)	(441.5)
Total equity attributable to Invesco Ltd.	15,113.7	15,495.8
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	681.1	672.2
Total permanent equity	15,794.8	16,168.0
Total liabilities, temporary and permanent equity	30,186.7	32,685.6

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per common share data	2022	2021	2022	2021
Operating revenues:
Investment management fees	1,113.5	1,247.4	2,294.0	2,454.0
Service and distribution fees	353.8	401.0	732.8	782.1
Performance fees	9.2	10.5	10.2	17.2
Other	53.9	62.5	122.8	127.8
Total operating revenues	1,530.4	1,721.4	3,159.8	3,381.1
Operating expenses:
Third-party distribution, service and advisory	475.0	539.6	987.6	1,062.4
Employee compensation	407.2	487.0	840.1	976.2
Marketing	33.8	24.5	55.5	40.3
Property, office and technology	135.0	127.2	267.0	256.5
General and administrative	119.7	103.3	221.9	199.9
Transaction, integration and restructuring	0.2	(47.1)	35.4	(1.3)
Amortization of intangibles	14.8	16.0	29.9	31.9
Total operating expenses	1,185.7	1,250.5	2,437.4	2,565.9
Operating income	344.7	470.9	722.4	815.2
Other income/(expense):
Equity in earnings of unconsolidated affiliates	24.7	37.2	58.1	64.7
Interest and dividend income	2.1	0.4	3.3	1.7
Interest expense	(25.8)	(24.6)	(49.0)	(48.4)
Other gains/(losses), net	(90.0)	43.4	(135.5)	77.5
Other income/(expense) of CIP, net	26.2	122.0	2.9	216.7
Income before income taxes	281.9	649.3	602.2	1,127.4
Income tax provision	(63.0)	(154.2)	(145.8)	(260.7)
Net income	218.9	495.1	456.4	866.7
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(38.7)	(67.6)	(19.3)	(112.2)
Dividends declared on preferred shares	(59.2)	(59.2)	(118.4)	(118.4)
Net income attributable to Invesco Ltd.	121.0	368.3	318.7	636.1

Earnings per common share:
-basic	$0.27	$0.80	$0.70	$1.38
-diluted	$0.26	$0.79	$0.69	$1.37

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
$ in millions	2022	2021	2022	2021
Net income	218.9	495.1	456.4	866.7

Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(292.9)	34.9	(360.1)	35.7
Other comprehensive income/(loss), net of tax	0.3	3.0	0.5	(1.0)
Other comprehensive income/(loss)	(292.6)	37.9	(359.6)	34.7

Total comprehensive income/(loss)	(73.7)	533.0	96.8	901.4

Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(38.7)	(67.6)	(19.3)	(112.2)
Dividends declared on preferred shares	(59.2)	(59.2)	(118.4)	(118.4)
Comprehensive income/(loss) attributable to Invesco Ltd.	(171.6)	406.2	(40.9)	670.8

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
$ in millions	2022	2021
Operating activities:
Net income	456.4	866.7
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	98.8	103.9
Common share-based compensation expense	57.1	72.8
Other (gains)/losses, net	135.5	(77.5)
Other (gains)/losses of CIP, net	66.7	(160.8)
Equity in earnings of unconsolidated affiliates	(58.1)	(64.7)
Distributions from equity method investees	70.3	43.0
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	(299.7)	(135.4)
(Purchase)/sale of investments, net	(25.2)	(20.5)
(Increase)/decrease in receivables	509.3	4,090.1
Increase/(decrease) in payables	(1,263.4)	(4,236.8)
Net cash provided by/(used in) operating activities	(252.3)	480.8
Investing activities:
Purchase of property, equipment and software	(57.1)	(47.2)
Purchase of investments by CIP	(1,709.2)	(3,224.5)
Sale of investments by CIP	1,653.9	3,076.1
Purchase of investments	(119.9)	(100.6)
Sale of investments	54.9	76.8
Capital distributions from equity method investees	16.9	4.4
Net cash inflows/(outflows) upon consolidation/deconsolidation of CIP	4.7	(8.7)
Net cash provided by/(used in) investing activities	(155.8)	(223.7)
Financing activities:
Purchases of treasury shares	(234.4)	(47.6)
Dividends paid - preferred	(118.4)	(118.4)
Dividends paid - common	(163.4)	(150.1)
Third-party capital invested into CIP	446.8	247.3
Third-party capital distributed by CIP	(130.3)	(117.1)
Borrowings of debt by CIP	84.9	2,138.6
Repayments of debt by CIP	(2.8)	(1,872.3)
Net borrowings/(repayments) under credit facility	184.6	—
Repayments of senior notes	(600.0)	—
Settlement of forward contracts on treasury shares	—	(309.4)
Collateral received/(returned), net	—	(104.1)
Payment of contingent consideration	—	(11.8)
Net cash provided by/(used in) financing activities	(533.0)	(344.9)
Increase/(decrease) in cash and cash equivalents	(941.1)	(87.8)
Foreign exchange movement on cash and cash equivalents	(65.4)	(9.7)
Foreign exchange movement on cash and cash equivalents of CIP	(7.8)	(4.7)
Cash, cash equivalents and restricted cash, beginning of period	2,147.1	1,839.3
Cash and cash equivalents, end of period	1,132.8	1,737.1
Cash and cash equivalents	936.8	1,333.0
Cash and cash equivalents of CIP	196.0	404.1
Total cash and cash equivalents per condensed consolidated statement of cash flows	1,132.8	1,737.1

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three months ended June 30, 2022
	Equity Attributable to Invesco Ltd.
$ in millions, except share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
April 1, 2022	4,010.5	113.2	7,547.0	(3,105.1)	7,287.9	(508.5)	15,345.0	641.2	15,986.2	801.1
Net income	—	—	—	—	180.2	—	180.2	60.9	241.1	(22.2)
Other comprehensive income/(loss)	—	—	—	—	—	(292.6)	(292.6)	—	(292.6)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(21.0)	(21.0)	113.9
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.1875 per share)	—	—	—	—	(85.7)	—	(85.7)	—	(85.7)	—
Employee common share plans:
Common share-based compensation	—	—	27.6	—	—	—	27.6	—	27.6	—
Vested common shares	—	—	(11.7)	11.7	—	—	—	—	—	—
Other common share awards	—	—	0.3	—	—	—	0.3	—	0.3	—
Purchase of common shares	—	—	—	(1.9)	—	—	(1.9)	—	(1.9)	—
June 30, 2022	4,010.5	113.2	7,563.2	(3,095.3)	7,323.2	(801.1)	15,113.7	681.1	15,794.8	892.8

Three months ended June 30, 2021
	Equity Attributable to Invesco Ltd.
$ in millions, except share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
April 1, 2021	4,010.5	113.2	7,639.6	(3,087.7)	6,279.9	(407.7)	14,547.8	481.7	15,029.5	338.3
Net income	—	—	—	—	427.5	—	427.5	51.8	479.3	15.8
Other comprehensive income/(loss)	—	—	—	—	—	37.9	37.9	—	37.9	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(14.9)	(14.9)	9.8
Dividends declared - preferred $14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.17 per share)	—	—	—	—	(78.1)	—	(78.1)	—	(78.1)	—
Employee common share plans:
Common share-based compensation	—	—	34.2	—	—	—	34.2	—	34.2	—
Vested common shares	—	—	(9.5)	9.5	—	—	—	—	—	—
Other common share awards	—	—	—	0.8	—	—	0.8	—	0.8	—
Purchase of common shares	—	—	—	(2.9)	—	—	(2.9)	—	(2.9)	—
June 30, 2021	4,010.5	113.2	7,664.3	(3,080.3)	6,570.1	(369.8)	14,908.0	518.6	15,426.6	363.9
See accompanying notes.

Six months ended June 30, 2022
	Equity Attributable to Invesco Ltd.
$ in millions, except share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2022	4,010.5	113.2	7,688.0	(3,043.6)	7,169.2	(441.5)	15,495.8	672.2	16,168.0	510.8
Net income	—	—	—	—	437.1	—	437.1	52.7	489.8	(33.4)
Other comprehensive income/(loss)	—	—	—	—	—	(359.6)	(359.6)	—	(359.6)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(43.8)	(43.8)	415.4
Dividends declared - preferred ($29.50 per share)	—	—	—	—	(118.4)	—	(118.4)	—	(118.4)	—
Dividends declared - common ($0.3575 per share)	—	—	—	—	(164.7)	—	(164.7)	—	(164.7)	—
Employee common share plans:
Common share-based compensation	—	—	57.1	—	—	—	57.1	—	57.1	—
Vested common shares	—	—	(182.7)	182.7	—	—	—	—	—	—
Other common share awards	—	—	0.8	—	—	—	0.8	—	0.8	—
Purchase of common shares	—	—	—	(234.4)	—	—	(234.4)	—	(234.4)	—
June 30, 2022	4,010.5	113.2	7,563.2	(3,095.3)	7,323.2	(801.1)	15,113.7	681.1	15,794.8	892.8

Six months ended June 30, 2021
	Equity Attributable to Invesco Ltd.
$ in millions, except share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2021	4,010.5	113.2	7,811.4	(3,253.8)	6,085.0	(404.5)	14,361.8	447.1	14,808.9	211.8
Net income	—	—	—	—	754.5	—	754.5	94.6	849.1	17.6
Other comprehensive income/(loss)	—	—	—	—	—	34.7	34.7	—	34.7	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(23.1)	(23.1)	134.5
Dividends declared - preferred ($29.50 per share)	—	—	—	—	(118.4)	—	(118.4)	—	(118.4)	—
Dividends declared - common ($0.325 per share)	—	—	—	—	(151.0)	—	(151.0)	—	(151.0)	—
Employee common share plans:
Common share-based compensation	—	—	72.8	—	—	—	72.8	—	72.8	—
Vested common shares	—	—	(219.9)	219.9	—	—	—	—	—	—
Other common share awards	—	—	—	1.2	—	—	1.2	—	1.2	—
Purchase of common shares	—	—	—	(47.6)	—	—	(47.6)	—	(47.6)	—
June 30, 2021	4,010.5	113.2	7,664.3	(3,080.3)	6,570.1	(369.8)	14,908.0	518.6	15,426.6	363.9
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

Accounting Pronouncements Recently Adopted

None.

Pending Accounting Pronouncements

None.

2. FAIR VALUE OF ASSETS AND LIABILITIES

The fair value of financial instruments are presented in the below summary table. The fair value of financial instruments held by CIP is presented in Note 13, "Consolidated Investment Products". See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

	June 30, 2022	December 31, 2021
$ in millions	Fair Value	Fair Value
Cash and cash equivalents	936.8	1,896.4
Equity investments	284.5	337.9
Foreign time deposits (1)	26.6	30.4
Assets held for policyholders	1,067.7	1,893.6
Policyholder payables (1)	(1,067.7)	(1,893.6)
Total return swaps related to deferred compensation plans	(56.0)	1.6
____________
(1)    These financial instruments are not measured at fair value. See the most recently filed Form 10-K for additional information about the carrying and fair values of these financial instruments. Foreign time deposits are measured at cost plus accrued interest, which approximates fair value. Policyholder payables are indexed to the value of the assets held for policyholders.

The following table presents, by hierarchy levels, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company’s Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, respectively:

	As of June 30, 2022
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	482.5	482.5	—	—
Investments (2):
Equity investments:
Seed money	106.2	106.2	—	—
Investments related to deferred compensation plans	177.2	177.2	—	—
Other equity securities	1.1	1.1	—	—
Assets held for policyholders (3)	1,067.7	1,067.7	—	—
Total	1,834.7	1,834.7	—	—
Liabilities:
Total return swaps related to deferred compensation plans	(56.0)	—	(56.0)	—
Total	(56.0)	—	(56.0)	—

	As of December 31, 2021
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	1,270.0	1,270.0	—	—
Investments (2):
Equity investments:
Seed money	109.4	109.4	—	—
Investments related to deferred compensation plans	226.6	226.6	—	—
Other equity securities	1.9	1.9	—	—
Assets held for policyholders (3)	1,893.6	1,893.6	—	—
Total return swaps related to deferred compensation plans	1.6	—	1.6	—
Total	3,503.1	3,501.5	1.6	—
Liabilities:
Contingent consideration liability	(1.3)	—	—	(1.3)
Total	(1.3)	—	—	(1.3)
____________
(1)    The balance primarily represents cash held in affiliated money market funds.

(2)    Foreign time deposits of $26.6 million (December 31, 2021: $30.4 million) are excluded from this table. Equity method and other investments of $567.9 million and $5.6 million, respectively, (December 31, 2021: $550.1 million and $7.9 million, respectively) are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

(3)    The majority of assets held for policyholders are held in affiliated funds.

Total Return Swaps

In addition to holding equity investments, the company has a total return swap (TRS) to hedge economically certain deferred compensation liabilities. The notional value of the total return swap at June 30, 2022 was $334.6 million, and the fair value of the TRS was a liability of $56.0 million (December 31, 2021 notional value was $343.1 million and the fair value was an asset of $1.6 million). The company’s net collateral paid balance related to the total return swap was $50.3 million at June 30, 2022 (December 31, 2021: $20.5 million). During the three months and six months ended June 30, 2022, market valuation losses related to the TRS of $50.3 million and $72.1 million were recognized in Other gains/(losses), net (three and six months ended June 30, 2021: $16.8 million net gains and $26.0 million net gains).

3.  INVESTMENTS

The disclosures below include details of the company’s investments. Investments held by CIP are detailed in Note 13, "Consolidated Investment Products".

$ in millions	June 30, 2022	December 31, 2021
Equity investments:
Seed money	106.2	109.4
Investments related to deferred compensation plans	177.2	226.6
Other equity securities	1.1	1.9
Equity method investments	567.9	550.1
Foreign time deposits	26.6	30.4
Other	5.6	7.9
Total investments (1)	884.6	926.3
____________
(1)    The majority of the company’s investment balances relate to balances held in affiliated funds and equity method investees.

Equity investments

The unrealized gains and losses for the three and six months ended June 30, 2022 that relate to equity investments still held at June 30, 2022, were $40.6 million net loss and $69.7 million net loss (three and six months ended June 30, 2021: $33.0 million net gain and $44.5 million net gain).

4.  DEBT

The disclosures below include details of the company’s debt. Debt of CIP is detailed in Note 13, "Consolidated Investment Products".

	June 30, 2022		December 31, 2021
$ in millions	Carrying Value (3)	Fair Value	Carrying Value (3)	Fair Value
$1.5 billion floating rate credit facility expiring April 26, 2026	184.6	184.6	—	—
Unsecured Senior Notes (1):
$600 million 3.125% - due November 30, 2022 (2)	—	—	599.4	613.8
$600 million 4.000% - due January 30, 2024	598.3	600.7	597.8	633.7
$500 million 3.750% - due January 15, 2026	497.6	494.0	497.3	541.2
$400 million 5.375% - due November 30, 2043	390.7	403.3	390.6	536.8
Debt	1,671.2	1,682.6	2,085.1	2,325.5
____________
(1)    The company’s senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.

(2)     On May 6, 2022, Invesco Finance PLC, an indirect subsidiary of Invesco Ltd., completed redemption of the $600 million Senior Notes due on November 30, 2022.

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

The number of preferred shares issued and outstanding is represented in the table below:

	As of
in millions	June 30, 2022	December 31, 2021
Preferred shares issued (1)	4.0	4.0
Preferred shares outstanding (1)	4.0	4.0
__________
(1)    Preferred shares are held by MassMutual and are subject to a lock-up period of five years, which disallows the sale of preferred shares by MassMutual during the five-year period beginning on the original issue date of May 24, 2019.

The number of common shares and common share equivalents issued are represented in the table below:

	As of
in millions	June 30, 2022	December 31, 2021
Common shares issued	566.1	566.1
Less: Treasury shares for which dividend and voting rights do not apply	(111.2)	(104.9)
Common shares outstanding	454.9	461.2

6.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended June 30, 2022
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(292.9)	—	—	—	(292.9)
Other comprehensive income, net	—	0.3	—	—	0.3
Other comprehensive income/(loss), net of tax	(292.9)	0.3	—	—	(292.6)

Beginning balance	(419.8)	(89.4)	—	0.7	(508.5)
Other comprehensive income/(loss), net of tax	(292.9)	0.3	—	—	(292.6)
Ending balance	(712.7)	(89.1)	—	0.7	(801.1)

	For the six months ended June 30, 2022
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(360.1)	—	—	—	(360.1)
Other comprehensive income/(loss), net	—	0.5	—	—	0.5
Other comprehensive income/(loss), net of tax	(360.1)	0.5	—	—	(359.6)

Beginning balance	(352.6)	(89.6)	—	0.7	(441.5)
Other comprehensive income/(loss), net of tax	(360.1)	0.5	—	—	(359.6)
Ending balance	(712.7)	(89.1)	—	0.7	(801.1)

	For the three months ended June 30, 2021
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	34.9	—	—	—	34.9
Other comprehensive income, net	—	3.1	—	(0.1)	3.0
Other comprehensive income/(loss), net of tax	34.9	3.1	—	(0.1)	37.9

Beginning balance	(278.5)	(130.0)	0.1	0.7	(407.7)
Other comprehensive income/(loss), net of tax	34.9	3.1	—	(0.1)	37.9
Ending balance	(243.6)	(126.9)	0.1	0.6	(369.8)

	For the six months ended June 30, 2021
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	35.7	—	—	—	35.7
Other comprehensive income, net	—	(0.9)	—	(0.1)	(1.0)
Other comprehensive income/(loss), net of tax	35.7	(0.9)	—	(0.1)	34.7

Beginning balance	(279.3)	(126.0)	0.1	0.7	(404.5)
Other comprehensive income/(loss), net of tax	35.7	(0.9)	—	(0.1)	34.7
Ending balance	(243.6)	(126.9)	0.1	0.6	(369.8)

Net Investment Hedge

The company designated certain intercompany debt as a non-derivative net investment hedging instrument against foreign currency exposure related to its net investment in foreign operations. At June 30, 2022 and December 31, 2021, £130 million ($160.4 million and $176.1 million, respectively) of intercompany debt was designated as a net investment hedge. For the three and six months ended June 30, 2022, the company recognized foreign currency gains of $10.8 million and $15.7 million (three and six months ended June 30, 2021: losses of $2.2 million and $7.9 million) resulting from the net investment hedge within currency translation differences on investments in foreign subsidiaries in Other comprehensive income.

7. REVENUE

The geographic disaggregation of revenue for the three and six months ended June 30, 2022 and 2021 are presented below. There are no revenues attributed to the company’s country of domicile, Bermuda.

	For the three months ended June 30,
$ in millions	2022	2021
Americas	1,183.3	1,282.3
Asia Pacific	70.3	90.2
EMEA ex UK (Europe, Middle East and Africa)	142.0	184.2
UK	134.8	164.7
Total operating revenues	1,530.4	1,721.4

	For the six months ended June 30,
$ in millions	2022	2021
Americas	2,428.1	2,513.0
Asia Pacific	155.5	179.3
EMEA ex UK (Europe, Middle East and Africa)	295.8	360.5
UK	280.4	328.3
Total operating revenues	3,159.8	3,381.1
Money Market Fee Waivers

The company is currently providing voluntary yield support waivers of its revenues on certain money market funds to ensure that they maintain a minimum level of daily net investment income. During the three and six months ended June 30, 2022, yield support waivers resulted in a reduction of total gross operating revenues of $5.9 million and $32.3 million (three and six months ended June 30, 2021: $41.4 million and $70.4 million). A significant portion of our money market AUM arises from the institutional distribution channel, where relationships with our distribution partners allow us to share the waiver impact. Gross waivers are partially offset by a reduction of payments to these intermediaries, which are included in third-party distribution, service and advisory expenses.

8.  COMMON SHARE-BASED COMPENSATION

The company recognized total expenses of $57.1 million and $72.8 million related to equity-settled common share-based payment transactions in the six months ended June 30, 2022 and 2021, respectively.

Movements on common share awards during the periods ended June 30, are detailed below:

	For the six months ended June 30, 2022			For the six months ended June 30, 2021
millions of common shares, except fair values	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value ($)	Time- Vested	Performance- Vested
Unvested at the beginning of period	13.5	1.9	18.88	18.1	1.6
Granted during the period	3.6	1.0	21.23	3.4	0.6
Forfeited during the period	(0.2)	(0.1)	19.44	(0.2)	—
Vested and distributed during the period	(5.1)	(0.4)	20.26	(6.4)	(0.5)
Unvested at the end of the period	11.8	2.4	19.09	14.9	1.7
The total fair value of common shares that vested during the six months ended June 30, 2022 was $116.8 million (six months ended June 30, 2021: $152.3 million). The weighted average grant date fair value of the common share awards that were granted during the six months ended June 30, 2022 was $21.23 (six months ended June 30, 2021: $22.60).

At June 30, 2022, there was $196.2 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.55 years.

9. RETIREMENT BENEFIT PLANS

On June 28, 2022, the company entered into a pension buy-in agreement for the UK defined benefit pension plan with a third party insurer. The agreement does not relieve the company of the primary responsibility to fund the pension obligations. The company transferred plan assets of £88.8 million ($107.4 million) in exchange for an insurance asset, which was recorded at fair value. The transaction did not have a material impact on the company’s results of operations or financial condition.

10. RESTRUCTURING

In 2020, the company initiated a strategic evaluation focusing on four key areas of our expense base: our organizational model, our real estate footprint, management of third-party spend and technology and operations efficiency.

Restructuring expenses related to the strategic evaluation were $4.7 million and $27.0 million, respectively, for the three and six months ended June 30, 2022 (three and six months ended June 30, 2021: $20.1 million and $50.1 million, respectively). Restructuring expenses are recorded to transaction, integration and restructuring expenses on the Condensed Consolidated Statements of Income.

The company will continue to incur restructuring expenses related to the strategic evaluation through the end of 2022, primarily comprised of property, office and technology costs and general and administrative costs. These costs are not expected to be material.

The following table shows the rollforward of the restructuring liability as of June 30, 2022 and the total restructuring charges for the periods ending June 30, 2022 and December 31, 2021. The company recorded the liability to accrued compensation and benefits, and accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

$ in millions	Employee Compensation	Other Expenses	Total
Balance as of July 1, 2020	—	—	—
Accrued charges	85.0	9.1	94.1
Payments	(40.5)	(9.1)	(49.6)
Balance as of December 31, 2020	44.5	—	44.5
Accrued charges	63.7	14.3	78.0
Payments	(75.2)	(12.5)	(87.7)
Balance as of December 31, 2021	33.0	1.8	34.8
Accrued charges	1.9	1.8	3.7
Payments	(31.5)	(2.1)	(33.6)
Balance as of March 31, 2022	3.4	1.5	4.9
Accrued charges	1.8	1.3	3.1
Payments	(3.9)	(1.8)	(5.7)
Balance as of June 30, 2022	1.3	1.0	2.3
Non-cash charges (1)
Six months ended December 31, 2020	19.5	5.4	24.9
Twelve months ended December 31, 2021	13.7	8.8	22.5
Six months ended June 30, 2022	4.7	15.5	20.2
Total non-cash charges	37.9	29.7	67.6
Cumulative charges incurred through June 30, 2022	190.3	56.2	246.5
__________
(1) Non-cash charges include stock-based compensation, accelerated depreciation of certain assets and location strategy costs (including impairment).

11.  EARNINGS PER COMMON SHARE

The calculation of earnings per common share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
In millions, except per common share data	2022	2021	2022	2021
Net income attributable to Invesco Ltd.	121.0	368.3	318.7	636.1

Invesco Ltd:
Weighted average common shares outstanding - basic	456.5	462.8	458.0	462.2
Dilutive effect of non-participating common share-based awards	3.0	3.4	2.7	3.1
Weighted average common shares outstanding - diluted	459.5	466.2	460.7	465.3

Earnings per common share:
-basic	$0.27	$0.80	$0.70	$1.38
-diluted	$0.26	$0.79	$0.69	$1.37

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

The company has committed to co-invest in certain investment products, which may be called in future periods. At June 30, 2022, the company’s undrawn co-invest capital commitments were $394.1 million (December 31, 2021: $488.8 million).

Certain of our managed investment products have entered into revolving credit facilities with financial institutions. Pursuant to these arrangements, the company provided equity commitments and guarantees to certain of these investment products that are temporary in nature. The revolving credit facilities look first to the respective investment products for repayment and servicing. The company’s equity commitment or guarantee would only be called in the event a particular investment product is unable to meet its obligation. The company believes the likelihood of being required to fund its equity commitments or guarantees under these arrangements to be remote. To date, the company has not been required to fund any equity commitments under these arrangements. The maximum amount of future payments under the commitments is $352.9 million and under the guarantees is $30 million. The fair value of the guarantee liability is not significant to the consolidated financial statements.

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

In assessing the impact that a legal or regulatory matter will have on the company, management evaluates the need for an accrual on a case-by-case basis. If the likelihood of a loss is deemed probable and is reasonably estimable, the estimated loss is accrued. If the likelihood of a loss is assessed as less than probable, or an amount or range of loss cannot be reasonably estimated, a loss is not accrued. In management’s opinion, adequate accrual has been made as of June 30, 2022 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount and are deemed probable. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity.

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

13.  CONSOLIDATED INVESTMENT PRODUCTS (CIP)

The balances related to CIP are identified on the Consolidated Balance Sheets. At June 30, 2022, the company’s net interests in CIP were $456.4 million (December 31, 2021: $461.2 million). The consolidation of investment products had no impact on net income attributable to the company during the three and six months ended June 30, 2022 and 2021.

Non-consolidated VIEs

At June 30, 2022, the company’s carrying value and maximum risk of loss with respect to variable interest entities (VIEs) in which the company is not the primary beneficiary was $116.5 million (December 31, 2021: $134.1 million).

Changes to consolidation of VIEs/VOEs

During the six months ended June 30, 2022, the company invested in and consolidated three new VIEs and one new voting rights entity (VOE) (June 30, 2021: the company invested in and consolidated six new VIEs and three new VOEs). Additionally, during the six months ended June 30, 2022, the company determined it was no longer the primary beneficiary of two VIEs and four VOEs (June 30, 2021: the company determined that it was no longer the primary beneficiary of five VIEs and four VOEs). The tables below illustrate the net impact of these consolidation changes to our condensed consolidated summary balance sheets.

	For the six months ended June 30, 2022		For the six months ended June 30, 2021
$ in millions	VIEs	VOEs	VIEs	VOEs
Net increase (decrease) in assets of CIP	101.6	(22.2)	(38.3)	104.6
Net increase (decrease) in liabilities of CIP	0.3	—	(35.3)	1.0

There was no net impact to the Condensed Consolidated Statements of Income as a result of new consolidations or deconsolidations of investment products during the six months ended June 30, 2022 and June 30, 2021.

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	6,427.6	—	6,196.5	231.1	—
Bonds	725.7	7.7	718.0	—	—
Equity securities	259.9	129.2	39.6	91.1	—
Equity and fixed income mutual funds	291.4	36.2	255.2	—	—
Investments in other private equity funds	521.9	—	—	6.1	515.8
Real estate investments	493.5	—	—	—	493.5
Total assets at fair value	8,720.0	173.1	7,209.3	328.3	1,009.3

	As of December 31, 2021
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	7,132.4	—	6,993.6	138.8	—
Bonds	714.9	22.3	692.4	0.2	—
Equity securities	219.1	103.9	29.7	85.5	—
Equity and fixed income mutual funds	243.2	20.1	223.1	—	—
Investments in other private equity funds	454.9	—	—	8.1	446.8
Real estate investments	278.0	—	—	—	278.0
Total assets at fair value	9,042.5	146.3	7,938.8	232.6	724.8

See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

14. RELATED PARTIES

MassMutual has an approximate 17.9% stake in the common stock of the company and owns all of the outstanding $4.0 billion in perpetual, non-cumulative preferred shares. Based on the level of shares owned by MassMutual and the corresponding customary minority shareholder rights, which includes representation on Invesco’s board of directors, the company considers MassMutual a related party.

Additionally, certain managed funds are deemed to be affiliated entities under the related party definition in ASC 850, “Related Party Disclosures.” Related parties include those defined in the company’s proxy statement.

Affiliated operating revenue, which includes investment management fees, service and distribution fees, performance fees and other revenue on the Condensed Consolidated Statements of Income is $1,395.9 million and $2,880.4 million for the three and six months ended June 30, 2022 ($1,572.3 million and $3,092.1 million three and six months ended June 30, 2021).

Due from affiliates, which is included within accounts receivable and other assets on the Condensed Consolidated Balance Sheets is $710.4 million and $681.4 million at June 30, 2022 and December 31, 2021 respectively, primarily comprised of receivables from affiliated Invesco funds, accrued income and other receivable balances from affiliates.

Due to affiliates, which is included within accounts payable and accrued compensation on the Condensed Consolidated Balance Sheets is $147.4 million and $146.5 million at June 30, 2022 and December 31, 2021, respectively, primarily comprised of payables to affiliated Invesco funds and other payables to all related parties, which mostly include balances due to employees (i.e., deferred compensation liabilities, vacation accruals, bonus accrual, etc.) and defined benefit pension obligations.

Refer to Note 2, "Fair Value of Assets and Liabilities" and Note 3, "Investments" for more information on balances invested in Invesco affiliated funds.

15.  SUBSEQUENT EVENTS

On July 27, 2022, the company announced a second quarter 2022 dividend of $0.1875 per common share, payable on September 2, 2022, to common shareholders of record at the close of business on August 12, 2022 with an ex-dividend date of August 11, 2022.

On July 27, 2022, the company declared a preferred dividend of $14.75 per share representing the period from June 1, 2022 through August 31, 2022. The preferred dividend is payable on September 1, 2022 to preferred shareholders of record at the close of business on August 15, 2022.

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

Global capital markets in the first half of 2022 were challenging for the asset management industry and for Invesco, as investors reacted to uncertainty associated with rising recession fears, higher inflation, interest rate hikes and geopolitical tensions. The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and six months ended June 30, 2022 and 2021:

	Index expressed in currency	Three months ended June 30,		Six months ended June 30,
Equity Index		2022	2021	2022	2021
S&P 500	U.S. Dollar	(16.5)%	8.2%	(20.6)%	14.4%
FTSE 100	British Pound	(4.6)%	4.8%	(2.9)%	8.9%
FTSE 100	U.S. Dollar	(11.6)%	4.8%	(12.7)%	10.1%
Nikkei 225	Japanese Yen	(5.1)%	(1.3)%	(8.3)%	4.9%
Nikkei 225	U.S. Dollar	(15.0)%	(1.8)%	(22.2)%	(2.5)%
MSCI Emerging Markets	U.S. Dollar	(12.4)%	4.4%	(18.8)%	6.5%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	(4.7)%	1.8%	(10.4)%	(1.6)%

Against this backdrop for the industry, and despite seeing the first net long-term outflow quarter in two years, our diversified product lineup maintained net inflows in certain key capability areas, notably ETFs, Active Fixed Income, and Greater China. Our broad set of investment capabilities and the differentiated platform we have built position us well to continue to meet our clients’ needs and compete in a dynamic market environment.

Additionally, we remain highly focused on our capital management and believe we are making solid progress in our efforts to build financial flexibility. On May 6, 2022, we redeemed early the $600 million senior notes due in November 2022. As a result, total debt outstanding of $1.7 billion at the end of the second quarter is the lowest level since 2015, consistent with our commitment to improve our leverage profile. We remain committed to a sustainable dividend and to returning capital to shareholders through a combination of modestly increasing dividends and share repurchases. As a result of our progress, the Board approved a 10% increase in our dividend to $0.1875 per share beginning with the dividend that was paid in the second quarter of 2022.

As previously disclosed, we have undertaken a strategic evaluation of our business focusing on four key areas of our expense base: our organizational model, our real estate footprint, management of third-party spend and technology and operations efficiency. Through this evaluation, we have invested and will continue to invest in key areas of growth aligned with our strategic plan, including ETFs, Fixed Income, China, Solutions, Alternatives and Global Equities, which has had a positive impact on the company’s results. While we have achieved $213 million in annualized savings as of the end of the second quarter, surpassing our original goal of $200 million of savings, we will continue to focus on expense discipline and saving opportunities through the end of 2022.

Presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of Consolidated Investment Products

The company provides investment management services to, and has transactions with, various retail mutual funds and similar entities, private equity, real estate, fund-of-funds, collateralized loan obligation products (CLOs) and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets owned by these products. Investment products that are consolidated are referred to in this Form 10-Q (Report) as consolidated investment products (CIP). The company’s economic risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees. See also Note 13, "Consolidated Investment Products", for additional information regarding the impact of the consolidation of managed funds.

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

The impact of CIP is so significant to the presentation of the company’s Condensed Consolidated Financial Statements that the company has elected to deconsolidate these products in its non-GAAP disclosures (among other adjustments). See Schedule of Non-GAAP Information for additional information regarding these adjustments. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow the Assets Under Management discussion:

•Results of Operations (three and six months ended June 30, 2022 compared to three and six months ended June 30, 2021);
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

Summary Operating Information
Summary operating information is presented in the table below:

$ in millions, other than per common share amounts, operating margins and AUM	Three months ended June 30,		Six months ended June 30,
U.S. GAAP Financial Measures Summary	2022	2021	2022	2021
Operating revenues	1,530.4	1,721.4	3,159.8	3,381.1
Operating income	344.7	470.9	722.4	815.2
Operating margin	22.5%	27.4%	22.9%	24.1%
Net income attributable to Invesco Ltd.	121.0	368.3	318.7	636.1
Diluted EPS	0.26	0.79	0.69	1.37

Non-GAAP Financial Measures Summary
Net revenues (1)	1,173.9	1,302.9	2,426.3	2,553.9
Adjusted operating income (2)	411.9	540.5	906.5	1,043.5
Adjusted operating margin (2)	35.1%	41.5%	37.4%	40.9%
Adjusted net income attributable to Invesco Ltd. (3)	180.3	364.7	439.6	681.3
Adjusted diluted EPS (3)	0.39	0.78	0.95	1.46

Assets Under Management
Ending AUM (billions)	1,390.4	1,525.0	1,390.4	1,525.0
Average AUM (billions)	1,457.2	1,480.2	1,501.2	1,437.7
_________
(1)Net revenues is a non-GAAP financial measure. Net revenues are operating revenues plus the net revenues of our Great Wall joint venture; less pass-through revenue adjustments for third-party investment management fees, service and distribution fees and other; plus management and performance fees earned from CIP. See "Schedule of Non-GAAP Information" for the reconciliation of operating revenues to net revenues.

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

Investment Capabilities Performance Overview

Invesco’s first strategic priority is to achieve strong investment performance over the long-term for our clients. The table below presents the one-, three-, five-, and ten-year performance of our actively managed investment products measured by the percentage of AUM ahead of benchmark and AUM in the top half of peer group(1).

	Benchmark Comparison				Peer Group Comparison
	% of AUM In Top Half of Benchmark				% of AUM in Top Half of Peer Group
	1yr	3yr	5yr	10yr	1yr	3yr	5yr	10yr
Equities (2)
U.S. Core (4%)	42%	40%	15%	15%	12%	20%	11%	—%
U.S. Growth (6%)	28%	43%	43%	43%	18%	41%	29%	36%
U.S. Value (7%)	91%	59%	45%	52%	81%	41%	40%	38%
Sector (1%)	1%	1%	1%	55%	30%	24%	56%	56%
UK (1%)	79%	46%	38%	43%	100%	40%	35%	35%
Canadian (<1%)	100%	77%	77%	37%	88%	77%	40%	—%
Asian (3%)	51%	78%	86%	90%	25%	27%	59%	85%
Continental European (2%)	77%	29%	9%	92%	90%	33%	4%	91%
Global (5%)	17%	13%	6%	80%	12%	8%	—%	31%
Global Ex U.S. and Emerging Markets (9%)	11%	18%	10%	91%	18%	1%	10%	12%
Fixed Income (2)
Money Market (23%)	19%	77%	96%	100%	78%	80%	79%	98%
U.S. Fixed Income (11%)	31%	74%	83%	97%	27%	67%	82%	92%
Global Fixed Income (7%)	49%	83%	78%	92%	66%	69%	74%	87%
Stable Value (6%)	100%	100%	100%	100%	97%	97%	97%	100%
Other (2)
Alternatives (7%)	29%	48%	41%	34%	66%	51%	49%	44%
Balanced (8%)	41%	94%	65%	65%	37%	62%	87%	94%
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
Data as of June 30, 2022. AUM measured in the one, three, five and ten year quartile rankings represents 47%, 46%, 45% and 41% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three, five and ten year basis represents 60%, 58%, 56% and 51% of total Invesco AUM. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (e.g., Morningstar, IA, Lipper, eVestment, Mercer, Galaxy, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.
(2)    Numbers in parenthesis reflect AUM for each investment product (see Note above for exclusions) as a percentage of the total AUM for the five-year peer group ($632 billion).

Assets Under Management

The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM includes index-based ETFs, unit investment trusts (UITs), non-management fee earning AUM and other passive mandates. Active AUM is total AUM less Passive AUM.

Non-management fee earning AUM includes non-management fee earning ETFs, UIT and product leverage. The net flows in non-management fee earning AUM can be relatively short-term in nature and, due to the relatively low revenue yield, can have a significant impact on overall net revenue yield.

The AUM tables and the discussion below refer to certain AUM as long-term. Long-term inflows and the underlying reasons for the movements in this line item include investments from new clients, existing clients adding new accounts/funds or contributions/subscriptions into existing accounts/funds. Long-term outflows reflect client redemptions from accounts/funds and include the return of invested capital upon the maturity. We present net flows into money market funds separately because shareholders of those funds typically use them as short-term funding vehicles and the flows are particularly sensitive to short-term interest rate movements.

Changes in AUM were as follows:

	For the three months ended June 30,
	2022			2021
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
March 31	1,555.9	1,042.7	513.2	1,404.1	1,006.3	397.8
Long-term inflows	81.4	48.8	32.6	114.4	61.1	53.3
Long-term outflows	(88.2)	(60.1)	(28.1)	(83.3)	(59.0)	(24.3)
Net long-term flows	(6.8)	(11.3)	4.5	31.1	2.1	29.0
Net flows in non-management fee earning AUM	(2.0)	—	(2.0)	2.5	—	2.5
Net flows in money market funds	3.5	3.5	—	19.8	19.8	—
Total net flows	(5.3)	(7.8)	2.5	53.4	21.9	31.5
Reinvested distributions	1.8	1.8	—	0.9	0.9	—
Market gains and losses	(142.3)	(61.6)	(80.7)	65.6	35.3	30.3
Foreign currency translation	(19.7)	(17.2)	(2.5)	1.0	1.6	(0.6)
June 30	1,390.4	957.9	432.5	1,525.0	1,066.0	459.0
Average AUM
Average long-term AUM	1,117.2	829.7	287.5	1,173.9	921.4	252.5
Average AUM	1,457.2	989.2	468.0	1,480.2	1,049.1	431.1
Average QQQ AUM	169.0	N/A	169.0	162.7	N/A	162.7

	For the three months ended June 30,
	2022	2021
Revenue yield (bps) (1)
U.S. GAAP Gross revenue yield	44.9	49.2
Net revenue yield ex performance fees ex QQQ	36.0	39.1
Active net revenue yield ex performance fees	41.4	43.7
Passive net revenue yield ex QQQ	18.3	20.9

	For the six months ended June 30,
	2022			2021
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
December 31	1,610.9	1,082.5	528.4	1,349.9	979.3	370.6
Long-term inflows	187.7	110.5	77.2	234.6	137.4	97.2
Long-term outflows	(177.3)	(121.0)	(56.3)	(179.0)	(127.8)	(51.2)
Net long-term flows	10.4	(10.5)	20.9	55.6	9.6	46.0
Net flows in non-management fee earning AUM	(3.0)	—	(3.0)	2.6	—	2.6
Net flows in money market funds	16.3	16.3	—	27.1	27.1	—
Total net flows	23.7	5.8	17.9	85.3	36.7	48.6
Reinvested distributions	2.6	2.6	—	1.8	1.8	—
Market gains and losses	(223.2)	(111.6)	(111.6)	90.2	49.5	40.7
Foreign currency translation	(23.6)	(21.4)	(2.2)	(2.2)	(1.3)	(0.9)
June 30	1,390.4	957.9	432.5	1,525.0	1,066.0	459.0
Average AUM
Average long-term AUM	1,152.4	862.6	289.8	1,142.1	907.1	235.0
Average AUM	1,501.2	1,019.6	481.6	1,437.7	1,028.8	408.9
Average QQQ AUM	179.0	N/A	179.0	157.9	N/A	157.9

	For the six months ended June 30,
	2022	2021
Revenue yield (bps) (1)
U.S. GAAP Gross revenue yield	45.0	49.8
Net revenue yield ex performance fees ex QQQ	36.3	39.6
Active net revenue yield ex performance fees	41.7	44.1
Passive net revenue yield ex QQQ	18.3	20.8
___________
(1)    U.S. GAAP gross revenue yield is not considered a meaningful effective fee rate measure. Gross revenue yield on AUM is equal to U.S. GAAP annualized total operating revenues divided by average AUM, excluding Invesco Great Wall (IGW) AUM. The average AUM for IGW in the three and six months ended June 30, 2022 was $94.0 billion and $96.6 billion (three and six months ended June 30, 2021: $81.1 billion and $78.9 billion). It is appropriate to exclude the average AUM of IGW as the revenues resulting from these AUM are not presented in our operating revenues. This ratio is not a good measure because the numerator of the U.S. GAAP gross revenue yield excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Net revenue yield metrics include the net revenues and average AUM of IGW and CIP. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

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

Market Returns

Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. The table in the “Executive Overview” section of this Management’s Discussion and

Analysis summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and six months ended June 30, 2022 and 2021.

Foreign Exchange Rates

During the three and six months ended June 30, 2022, we experienced a decrease in AUM of $19.7 billion and $23.6 billion respectively due to changes in foreign exchange rates. In the three months ended June 30, 2021, AUM increased by $1.0 billion and for the six months ended June 30, 2021 AUM decreased by $2.2 billion due to foreign exchange rate changes.

Total AUM by Channel (1)

As of and for the Three Months Ended June 30, 2022 and 2021:

$ in billions	Total	Retail	Institutional
March 31, 2022	1,555.9	1,044.7	511.2
Long-term inflows	81.4	62.4	19.0
Long-term outflows	(88.2)	(70.7)	(17.5)
Net long-term flows	(6.8)	(8.3)	1.5
Net flows in non-management fee earning AUM	(2.0)	0.2	(2.2)
Net flows in money market funds	3.5	0.4	3.1
Total net flows	(5.3)	(7.7)	2.4
Reinvested distributions	1.8	1.7	0.1
Market gains and losses	(142.3)	(132.6)	(9.7)
Foreign currency translation	(19.7)	(7.3)	(12.4)
June 30, 2022	1,390.4	898.8	491.6

March 31, 2021	1,404.1	989.7	414.4
Long-term inflows	114.4	74.7	39.7
Long-term outflows	(83.3)	(65.2)	(18.1)
Net long-term flows	31.1	9.5	21.6
Net flows in non-management fee earning AUM	2.5	3.2	(0.7)
Net flows in money market funds	19.8	(1.0)	20.8
Total net flows	53.4	11.7	41.7
Reinvested distributions	0.9	0.8	0.1
Market gains and losses	65.6	57.3	8.3
Foreign currency translation	1.0	1.2	(0.2)
June 30, 2021	1,525.0	1,060.7	464.3

As of and for the Six Months Ended June 30, 2022 and 2021:

$ in billions	Total	Retail	Institutional
December 31, 2021	1,610.9	1,106.5	504.4
Long-term inflows	187.7	143.5	44.2
Long-term outflows	(177.3)	(141.4)	(35.9)
Net long-term flows	10.4	2.1	8.3
Net flows in non-management fee earning AUM	(3.0)	0.6	(3.6)
Net flows in money market funds	16.3	2.5	13.8
Total net flows	23.7	5.2	18.5
Reinvested distributions	2.6	2.4	0.2
Market gains and losses	(223.2)	(206.9)	(16.3)
Foreign currency translation	(23.6)	(8.4)	(15.2)
June 30, 2022	1,390.4	898.8	491.6

December 31, 2020	1,349.9	947.1	402.8
Long-term inflows	234.6	169.7	64.9
Long-term outflows	(179.0)	(139.0)	(40.0)
Net long-term flows	55.6	30.7	24.9
Net flows in non-management fee earning AUM	2.6	1.8	0.8
Net flows in money market funds	27.1	4.0	23.1
Total net flows	85.3	36.5	48.8
Reinvested distributions	1.8	1.6	0.2
Market gains and losses	90.2	74.5	15.7
Foreign currency translation	(2.2)	1.0	(3.2)
June 30, 2021	1,525.0	1,060.7	464.3
________
See accompanying notes immediately following these AUM tables.

Active AUM by Channel (1)

As of and for the Three Months Ended June 30, 2022 and 2021:

$ in billions	Total	Retail	Institutional
March 31, 2022	1,042.7	581.9	460.8
Long-term inflows	48.8	30.9	17.9
Long-term outflows	(60.1)	(43.8)	(16.3)
Net long-term flows	(11.3)	(12.9)	1.6
Net flows in money market funds	3.5	0.4	3.1
Total net flows	(7.8)	(12.5)	4.7
Reinvested distributions	1.8	1.7	0.1
Market gains and losses	(61.6)	(55.5)	(6.1)
Foreign currency translation	(17.2)	(6.6)	(10.6)
June 30, 2022	957.9	509.0	448.9

March 31, 2021	1,006.3	620.4	385.9
Long-term inflows	61.1	40.0	21.1
Long-term outflows	(59.0)	(41.5)	(17.5)
Net long-term flows	2.1	(1.5)	3.6
Net flows in money market funds	19.8	(1.0)	20.8
Total net flows	21.9	(2.5)	24.4
Reinvested distributions	0.9	0.8	0.1
Market gains and losses	35.3	29.4	5.9
Foreign currency translation	1.6	1.2	0.4
June 30, 2021	1,066.0	649.3	416.7

As of and for the Six Months Ended June 30, 2022 and 2021:

$ in billions	Total	Retail	Institutional
December 31, 2021	1,082.5	631.7	450.8
Long-term inflows	110.5	68.0	42.5
Long-term outflows	(121.0)	(87.2)	(33.8)
Net long-term flows	(10.5)	(19.2)	8.7
Net flows in money market funds	16.3	2.5	13.8
Total net flows	5.8	(16.7)	22.5
Reinvested distributions	2.6	2.4	0.2
Market gains and losses	(111.6)	(100.9)	(10.7)
Foreign currency translation	(21.4)	(7.5)	(13.9)
June 30, 2022	957.9	509.0	448.9

December 31, 2020	979.3	601.1	378.2
Long-term inflows	137.4	93.8	43.6
Long-term outflows	(127.8)	(89.9)	(37.9)
Net long-term flows	9.6	3.9	5.7
Net flows in money market funds	27.1	4.0	23.1
Total net flows	36.7	7.9	28.8
Reinvested distributions	1.8	1.6	0.2
Market gains and losses	49.5	37.5	12.0
Foreign currency translation	(1.3)	1.2	(2.5)
June 30, 2021	1,066.0	649.3	416.7
________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (1)

As of and for the Three Months Ended June 30, 2022 and 2021:

$ in billions	Total	Retail	Institutional
March 31, 2022	513.2	462.8	50.4
Long-term inflows	32.6	31.5	1.1
Long-term outflows	(28.1)	(26.9)	(1.2)
Net long-term flows	4.5	4.6	(0.1)
Net flows in non-management fee earning AUM	(2.0)	0.2	(2.2)
Total net flows	2.5	4.8	(2.3)
Market gains and losses	(80.7)	(77.1)	(3.6)
Foreign currency translation	(2.5)	(0.7)	(1.8)
June 30, 2022	432.5	389.8	42.7

March 31, 2021	397.8	369.3	28.5
Long-term inflows	53.3	34.7	18.6
Long-term outflows	(24.3)	(23.7)	(0.6)
Net long-term flows	29.0	11.0	18.0
Net flows in non-management fee earning AUM	2.5	3.2	(0.7)
Total net flows	31.5	14.2	17.3
Market gains and losses	30.3	27.9	2.4
Foreign currency translation	(0.6)	—	(0.6)
June 30, 2021	459.0	411.4	47.6

As of and for the Six Months Ended June 30, 2022 and 2021:

$ in billions	Total	Retail	Institutional
December 31, 2021	528.4	474.8	53.6
Long-term inflows	77.2	75.5	1.7
Long-term outflows	(56.3)	(54.2)	(2.1)
Net long-term flows	20.9	21.3	(0.4)
Net flows in non-management fee earning AUM	(3.0)	0.6	(3.6)
Total net flows	17.9	21.9	(4.0)
Market gains and losses	(111.6)	(106.0)	(5.6)
Foreign currency translation	(2.2)	(0.9)	(1.3)
June 30, 2022	432.5	389.8	42.7

December 31, 2020	370.6	346.0	24.6
Long-term inflows	97.2	75.9	21.3
Long-term outflows	(51.2)	(49.1)	(2.1)
Net long-term flows	46.0	26.8	19.2
Net flows in non-management fee earning AUM	2.6	1.8	0.8
Total net flows	48.6	28.6	20.0
Market gains and losses	40.7	37.0	3.7
Foreign currency translation	(0.9)	(0.2)	(0.7)
June 30, 2021	459.0	411.4	47.6
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class (2)

As of and for the Three Months Ended June 30, 2022 and 2021:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
March 31, 2022	1,555.9	780.0	323.9	79.5	162.0	210.5
Long-term inflows	81.4	35.9	29.1	3.1	—	13.3
Long-term outflows	(88.2)	(43.6)	(24.3)	(5.4)	—	(14.9)
Net long-term flows	(6.8)	(7.7)	4.8	(2.3)	—	(1.6)
Net flows in non-management fee earning AUM	(2.0)	0.2	(2.2)	—	—	—
Net flows in money market funds	3.5	—	—	—	3.5	—
Total net flows	(5.3)	(7.5)	2.6	(2.3)	3.5	(1.6)
Reinvested distributions	1.8	1.0	0.4	0.1	—	0.3
Market gains and losses	(142.3)	(121.9)	(11.6)	(1.8)	0.6	(7.6)
Foreign currency translation	(19.7)	(6.8)	(6.2)	(2.6)	(2.1)	(2.0)
June 30, 2022	1,390.4	644.8	309.1	72.9	164.0	199.6
Average AUM	1,457.2	701.9	313.4	74.0	159.7	208.2
% of total average AUM	100.0%	48.2%	21.5%	5.0%	11.0%	14.3%

March 31, 2021	1,404.1	725.0	301.6	85.2	115.7	176.6
Long-term inflows	114.4	58.8	30.9	10.2	—	14.5
Long-term outflows	(83.3)	(43.8)	(17.3)	(12.0)	—	(10.2)
Net long-term flows	31.1	15.0	13.6	(1.8)	—	4.3
Net flows in non-management fee earning AUM	2.5	3.3	(0.8)	—	—	—
Net flows in money market funds	19.8	—	—	—	19.8	—
Total net flows	53.4	18.3	12.8	(1.8)	19.8	4.3
Reinvested distributions	0.9	0.2	0.4	0.1	—	0.2
Market gains and losses	65.6	52.1	2.8	4.4	(0.2)	6.5
Foreign currency translation	1.0	(0.1)	—	0.6	0.4	0.1
June 30, 2021	1,525.0	795.5	317.6	88.5	135.7	187.7
Average AUM	1,480.2	767.3	311.3	88.0	127.7	185.9
% of total average AUM	100.0%	51.8%	21.0%	6.0%	8.6%	12.6%

As of and for the Six Months Ended June 30, 2022 and 2021:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2021	1,610.9	841.6	334.8	88.6	148.8	197.1
Long-term inflows	187.7	86.5	58.5	8.6	—	34.1
Long-term outflows	(177.3)	(88.6)	(48.9)	(11.7)	—	(28.1)
Net long-term flows	10.4	(2.1)	9.6	(3.1)	—	6.0
Net flows in non-management fee earning AUM	(3.0)	0.6	(3.6)	—	—	—
Net flows in money market funds	16.3	—	—	—	16.3	—
Total net flows	23.7	(1.5)	6.0	(3.1)	16.3	6.0
Reinvested distributions	2.6	1.2	0.7	0.2	—	0.5
Market gains and losses	(223.2)	(188.4)	(24.3)	(10.1)	1.0	(1.4)
Foreign currency translation	(23.6)	(8.1)	(8.1)	(2.7)	(2.1)	(2.6)
June 30, 2022	1,390.4	644.8	309.1	72.9	164.0	199.6
Average AUM	1,501.2	739.3	320.6	78.8	157.1	205.4
% of total average AUM	100.0%	49.2%	21.4%	5.2%	10.5%	13.7%

December 31, 2020	1,349.9	689.6	296.4	78.9	108.5	176.5
Long-term inflows	234.6	116.8	59.2	31.4	—	27.2
Long-term outflows	(179.0)	(92.0)	(38.0)	(25.9)	—	(23.1)
Net long-term flows	55.6	24.8	21.2	5.5	—	4.1
Net flows in non-management fee earning AUM	2.6	2.0	0.6	—	—	—
Net flows in money market funds	27.1	—	—	—	27.1	—
Total net flows	85.3	26.8	21.8	5.5	27.1	4.1
Reinvested distributions	1.8	0.4	0.8	0.2	—	0.4
Market gains and losses	90.2	79.4	0.1	3.5	(0.2)	7.4
Foreign currency translation	(2.2)	(0.7)	(1.5)	0.4	0.3	(0.7)
June 30, 2021	1,525.0	795.5	317.6	88.5	135.7	187.7
Average AUM	1,437.7	740.8	305.9	86.8	121.8	182.4
% of total average AUM	100.0%	51.5%	21.3%	6.0%	8.5%	12.7%

________
See accompanying notes immediately following these AUM tables.

Active AUM by Asset Class (2)

As of and for the Three Months Ended June 30, 2022 and 2021:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
March 31, 2022	1,042.7	347.9	283.3	78.5	162.0	171.0
Long-term inflows	48.8	13.7	23.8	3.1	—	8.2
Long-term outflows	(60.1)	(24.5)	(21.6)	(5.4)	—	(8.6)
Net long-term flows	(11.3)	(10.8)	2.2	(2.3)	—	(0.4)
Net flows in money market funds	3.5	—	—	—	3.5	—
Total net flows	(7.8)	(10.8)	2.2	(2.3)	3.5	(0.4)
Reinvested distributions	1.8	1.0	0.4	0.1	—	0.3
Market gains and losses	(61.6)	(45.5)	(9.6)	(1.7)	0.6	(5.4)
Foreign currency translation	(17.2)	(5.1)	(5.7)	(2.6)	(2.1)	(1.7)
June 30, 2022	957.9	287.5	270.6	72.0	164.0	163.8
Average AUM	989.2	313.1	274.4	73.1	159.7	168.9
% of total average AUM	100.0%	31.7%	27.7%	7.4%	16.1%	17.1%

March 31, 2021	1,006.3	393.4	262.9	84.2	115.7	150.1
Long-term inflows	61.1	17.3	24.7	10.1	—	9.0
Long-term outflows	(59.0)	(22.9)	(15.9)	(12.0)	—	(8.2)
Net long-term flows	2.1	(5.6)	8.8	(1.9)	—	0.8
Net flows in non-management fee earning AUM	—	—	(0.1)	0.1	—	—
Net flows in money market funds	19.8	—	—	—	19.8	—
Total net flows	21.9	(5.6)	8.7	(1.8)	19.8	0.8
Reinvested distributions	0.9	0.2	0.4	0.1	—	0.2
Market gains and losses	35.3	23.7	2.5	4.3	(0.2)	5.0
Foreign currency translation	1.6	0.3	0.1	0.6	0.4	0.2
June 30, 2021	1,066.0	412.0	274.6	87.4	135.7	156.3
Average AUM	1,049.1	408.5	270.2	86.9	127.7	155.8
% of total average AUM	100.0%	38.9%	25.8%	8.2%	12.2%	14.9%

As of and for the Six Months Ended June 30, 2022 and 2021:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2021	1,082.5	389.6	293.1	87.4	148.8	163.6
Long-term inflows	110.5	32.8	48.3	8.6	—	20.8
Long-term outflows	(121.0)	(48.7)	(43.6)	(11.6)	—	(17.1)
Net long-term flows	(10.5)	(15.9)	4.7	(3.0)	—	3.7
Net flows in money market funds	16.3	—	—	—	16.3	—
Total net flows	5.8	(15.9)	4.7	(3.0)	16.3	3.7
Reinvested distributions	2.6	1.2	0.7	0.2	—	0.5
Market gains and losses	(111.6)	(80.7)	(20.3)	(9.9)	1.0	(1.7)
Foreign currency translation	(21.4)	(6.7)	(7.6)	(2.7)	(2.1)	(2.3)
June 30, 2022	957.9	287.5	270.6	72.0	164.0	163.8
Average AUM	1,019.6	335.9	280.8	77.7	157.1	168.1
% of total average AUM	100.0%	32.9%	27.5%	7.7%	15.4%	16.5%

December 31, 2020	979.3	383.2	259.4	77.9	108.5	150.3
Long-term inflows	137.4	39.9	49.8	31.3	—	16.4
Long-term outflows	(127.8)	(50.0)	(34.5)	(25.9)	—	(17.4)
Net long-term flows	9.6	(10.1)	15.3	5.4	—	(1.0)
Net flows in non-management fee earning AUM	—	—	(0.1)	0.1	—	—
Net flows in money market funds	27.1	—	—	—	27.1	—
Total net flows	36.7	(10.1)	15.2	5.5	27.1	(1.0)
Reinvested distributions	1.8	0.4	0.8	0.2	—	0.4
Market gains and losses	49.5	38.7	0.5	3.4	(0.2)	7.1
Foreign currency translation	(1.3)	(0.2)	(1.3)	0.4	0.3	(0.5)
June 30, 2021	1,066.0	412.0	274.6	87.4	135.7	156.3
Average AUM	1,028.8	401.5	266.3	85.6	121.8	153.6
% of total average AUM	100.0%	39.0%	25.9%	8.4%	11.8%	14.9%
________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class (2)

As of and for the Three Months Ended June 30, 2022 and 2021:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
March 31, 2022	513.2	432.1	40.6	1.0	—	39.5
Long-term inflows	32.6	22.2	5.3	—	—	5.1
Long-term outflows	(28.1)	(19.1)	(2.7)	—	—	(6.3)
Net long-term flows	4.5	3.1	2.6	—	—	(1.2)
Net flows in non-management fee earning AUM	(2.0)	0.2	(2.2)	—	—	—
Total net flows	2.5	3.3	0.4	—	—	(1.2)
Market gains and losses	(80.7)	(76.4)	(2.0)	(0.1)	—	(2.2)
Foreign currency translation	(2.5)	(1.7)	(0.5)	—	—	(0.3)
June 30, 2022	432.5	357.3	38.5	0.9	—	35.8
Average AUM	468.0	388.8	39.0	0.9	—	39.3
% of total average AUM	100.0%	83.1%	8.3%	0.2%	—%	8.4%

March 31, 2021	397.8	331.6	38.7	1.0	—	26.5
Long-term inflows	53.3	41.5	6.2	0.1	—	5.5
Long-term outflows	(24.3)	(20.9)	(1.4)	—	—	(2.0)
Net long-term flows	29.0	20.6	4.8	0.1	—	3.5
Net flows in non-management fee earning AUM	2.5	3.3	(0.7)	(0.1)	—	—
Total net flows	31.5	23.9	4.1	—	—	3.5
Market gains and losses	30.3	28.4	0.3	0.1	—	1.5
Foreign currency translation	(0.6)	(0.4)	(0.1)	—	—	(0.1)
June 30, 2021	459.0	383.5	43.0	1.1	—	31.4
Average AUM	431.1	358.8	41.1	1.1	—	30.1
% of total average AUM	100.0%	83.2%	9.5%	0.3%	—%	7.0%

As of and for the Six Months Ended June 30, 2022 and 2021:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2021	528.4	452.0	41.7	1.2	—	33.5
Long-term inflows	77.2	53.7	10.2	—	—	13.3
Long-term outflows	(56.3)	(39.9)	(5.3)	(0.1)	—	(11.0)
Net long-term flows	20.9	13.8	4.9	(0.1)	—	2.3
Net flows in non-management fee earning AUM	(3.0)	0.6	(3.6)	—	—	—
Total net flows	17.9	14.4	1.3	(0.1)	—	2.3
Market gains and losses	(111.6)	(107.7)	(4.0)	(0.2)	—	0.3
Foreign currency translation	(2.2)	(1.4)	(0.5)	—	—	(0.3)
June 30, 2022	432.5	357.3	38.5	0.9	—	35.8
Average AUM	481.6	403.4	39.8	1.0	—	37.4
% of total average AUM	100.0%	83.8%	8.3%	0.1%	—%	7.8%

December 31, 2020	370.6	306.4	37.0	1.0	—	26.2
Long-term inflows	97.2	76.9	9.4	0.1	—	10.8
Long-term outflows	(51.2)	(42.0)	(3.5)	—	—	(5.7)
Net long-term flows	46.0	34.9	5.9	0.1	—	5.1
Net flows in non-management fee earning AUM	2.6	2.0	0.7	(0.1)	—	—
Total net flows	48.6	36.9	6.6	—	—	5.1
Market gains and losses	40.7	40.7	(0.4)	0.1	—	0.3
Foreign currency translation	(0.9)	(0.5)	(0.2)	—	—	(0.2)
June 30, 2021	459.0	383.5	43.0	1.1	—	31.4
Average AUM	408.9	339.4	39.6	1.1	—	28.8
% of total average AUM	100.0%	83.0%	9.7%	0.3%	—%	7.0%

________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile (3)

As of and for the Three Months Ended June 30, 2022 and 2021:

$ in billions	Total	Americas	Asia Pacific	EMEA Ex UK	UK
March 31, 2022	1,555.9	1,091.5	239.8	169.7	54.9
Long-term inflows	81.4	49.0	15.4	15.1	1.9
Long-term outflows	(88.2)	(52.9)	(15.3)	(16.2)	(3.8)
Net long-term flows	(6.8)	(3.9)	0.1	(1.1)	(1.9)
Net flows in non-management fee earning AUM	(2.0)	(2.5)	0.9	(0.5)	0.1
Net flows in money market funds	3.5	4.0	(0.4)	(0.1)	—
Total net flows	(5.3)	(2.4)	0.6	(1.7)	(1.8)
Reinvested distributions	1.8	1.7	—	—	0.1
Market gains and losses	(142.3)	(116.3)	(3.5)	(19.3)	(3.2)
Foreign currency translation	(19.7)	(1.0)	(12.5)	(2.4)	(3.8)
June 30, 2022	1,390.4	973.5	224.4	146.3	46.2

March 31, 2021	1,404.1	997.2	189.0	154.8	63.1
Long-term inflows	114.4	52.9	44.0	14.8	2.7
Long-term outflows	(83.3)	(47.9)	(15.7)	(13.8)	(5.9)
Net long-term flows	31.1	5.0	28.3	1.0	(3.2)
Net flows in non-management fee earning AUM	2.5	1.7	0.5	0.3	—
Net flows in money market funds	19.8	20.2	(0.4)	—	—
Total net flows	53.4	26.9	28.4	1.3	(3.2)
Reinvested distributions	0.9	0.8	—	—	0.1
Market gains and losses	65.6	50.5	8.0	5.3	1.8
Foreign currency translation	1.0	0.4	0.2	0.3	0.1
June 30, 2021	1,525.0	1,075.8	225.6	161.7	61.9

As of and for the Six Months Ended June 30, 2022 and 2021:

$ in billions	Total	Americas	Asia Pacific	EMEA Ex UK	UK
December 31, 2021	1,610.9	1,132.5	247.3	171.5	59.6
Long-term inflows	187.7	110.5	36.8	36.6	3.8
Long-term outflows	(177.3)	(106.5)	(31.1)	(31.8)	(7.9)
Net long-term flows	10.4	4.0	5.7	4.8	(4.1)
Net flows in non-management fee earning AUM	(3.0)	(4.7)	0.8	0.6	0.3
Net flows in money market funds	16.3	16.4	0.8	(0.9)	—
Total net flows	23.7	15.7	7.3	4.5	(3.8)
Reinvested distributions	2.6	2.5	—	—	0.1
Market gains and losses	(223.2)	(176.3)	(15.9)	(26.5)	(4.5)
Foreign currency translation	(23.6)	(0.9)	(14.3)	(3.2)	(5.2)
June 30, 2022	1,390.4	973.5	224.4	146.3	46.2

December 31, 2020	1,349.9	959.9	171.3	151.7	67.0
Long-term inflows	234.6	113.9	81.8	33.9	5.0
Long-term outflows	(179.0)	(98.9)	(36.8)	(29.2)	(14.1)
Net long-term flows	55.6	15.0	45.0	4.7	(9.1)
Net flows in non-management fee earning AUM	2.6	1.7	0.9	—	—
Net flows in money market funds	27.1	22.8	4.5	(0.2)	—
Total net flows	85.3	39.5	50.4	4.5	(9.1)
Reinvested distributions	1.8	1.6	0.1	—	0.1
Market gains and losses	90.2	74.2	6.5	6.2	3.3
Foreign currency translation	(2.2)	0.6	(2.7)	(0.7)	0.6
June 30, 2021	1,525.0	1,075.8	225.6	161.7	61.9
________
See accompanying notes immediately following these AUM tables.

Active AUM by Client Domicile (3)

As of and for the Three Months Ended June 30, 2022 and 2021:

$ in billions	Total	Americas	Asia Pacific	EMEA Ex UK	UK
March 31, 2022	1,042.7	703.2	202.3	83.3	53.9
Long-term inflows	48.8	28.7	13.8	4.5	1.8
Long-term outflows	(60.1)	(36.3)	(13.2)	(7.0)	(3.6)
Net long-term flows	(11.3)	(7.6)	0.6	(2.5)	(1.8)
Net flows in non-management fee earning AUM	—	—	0.1	(0.1)	—
Net flows in money market funds	3.5	4.0	(0.4)	(0.1)	—
Total net flows	(7.8)	(3.6)	0.3	(2.7)	(1.8)
Reinvested distributions	1.8	1.7	—	—	0.1
Market gains and losses	(61.6)	(51.2)	(0.9)	(6.5)	(3.0)
Foreign currency translation	(17.2)	(1.0)	(10.4)	(2.0)	(3.8)
June 30, 2022	957.9	649.1	191.3	72.1	45.4

March 31, 2021	1,006.3	671.7	178.5	93.9	62.2
Long-term inflows	61.1	27.9	24.5	6.3	2.4
Long-term outflows	(59.0)	(30.8)	(15.0)	(7.5)	(5.7)
Net long-term flows	2.1	(2.9)	9.5	(1.2)	(3.3)
Net flows in money market funds	19.8	20.2	(0.4)	—	—
Total net flows	21.9	17.3	9.1	(1.2)	(3.3)
Reinvested distributions	0.9	0.8	—	—	0.1
Market gains and losses	35.3	26.1	5.0	2.4	1.8
Foreign currency translation	1.6	0.4	0.8	0.3	0.1
June 30, 2021	1,066.0	716.3	193.4	95.4	60.9

As of and for the Six Months Ended June 30, 2022 and 2021:

$ in billions	Total	Americas	Asia Pacific	EMEA Ex UK	UK
December 31, 2021	1,082.5	724.5	208.8	90.5	58.7
Long-term inflows	110.5	63.2	33.6	10.2	3.5
Long-term outflows	(121.0)	(71.8)	(27.9)	(13.9)	(7.4)
Net long-term flows	(10.5)	(8.6)	5.7	(3.7)	(3.9)
Net flows in non-management fee earning AUM	—	—	0.1	(0.1)	—
Net flows in money market funds	16.3	16.4	0.8	(0.9)	—
Total net flows	5.8	7.8	6.6	(4.7)	(3.9)
Reinvested distributions	2.6	2.5	—	—	0.1
Market gains and losses	(111.6)	(84.8)	(11.4)	(11.1)	(4.3)
Foreign currency translation	(21.4)	(0.9)	(12.7)	(2.6)	(5.2)
June 30, 2022	957.9	649.1	191.3	72.1	45.4

December 31, 2020	979.3	656.9	163.4	92.8	66.2
Long-term inflows	137.4	59.0	59.0	15.0	4.4
Long-term outflows	(127.8)	(64.9)	(35.0)	(14.2)	(13.7)
Net long-term flows	9.6	(5.9)	24.0	0.8	(9.3)
Net flows in non-management fee earning AUM	—	(0.1)	0.1	—	—
Net flows in money market funds	27.1	22.8	4.5	(0.2)	—
Total net flows	36.7	16.8	28.6	0.6	(9.3)
Reinvested distributions	1.8	1.6	0.1	—	0.1
Market gains and losses	49.5	40.4	3.3	2.5	3.3
Foreign currency translation	(1.3)	0.6	(2.0)	(0.5)	0.6
June 30, 2021	1066.0	716.3	193.4	95.4	60.9
________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile (3)

As of and for the Three Months Ended June 30, 2022 and 2021:

$ in billions	Total	Americas	Asia Pacific	EMEA Ex UK	UK
March 31, 2022	513.2	388.3	37.5	86.4	1.0
Long-term inflows	32.6	20.3	1.6	10.6	0.1
Long-term outflows	(28.1)	(16.6)	(2.1)	(9.2)	(0.2)
Net long-term flows	4.5	3.7	(0.5)	1.4	(0.1)
Net flows in non-management fee earning AUM	(2.0)	(2.5)	0.8	(0.4)	0.1
Total net flows	2.5	1.2	0.3	1.0	—
Market gains and losses	(80.7)	(65.1)	(2.6)	(12.8)	(0.2)
Foreign currency translation	(2.5)	—	(2.1)	(0.4)	—
June 30, 2022	432.5	324.4	33.1	74.2	0.8

March 31, 2021	397.8	325.5	10.5	60.9	0.9
Long-term inflows	53.3	25.0	19.5	8.5	0.3
Long-term outflows	(24.3)	(17.1)	(0.7)	(6.3)	(0.2)
Net long-term flows	29.0	7.9	18.8	2.2	0.1
Net flows in non-management fee earning AUM	2.5	1.7	0.5	0.3	—
Total net flows	31.5	9.6	19.3	2.5	0.1
Market gains and losses	30.3	24.4	3.0	2.9	—
Foreign currency translation	(0.6)	—	(0.6)	—	—
June 30, 2021	459.0	359.5	32.2	66.3	1.0

As of and for the Six Months Ended June 30, 2022 and 2021:

$ in billions	Total	Americas	Asia Pacific	EMEA Ex UK	UK
December 31, 2021	528.4	408.0	38.5	81.0	0.9
Long-term inflows	77.2	47.3	3.2	26.4	0.3
Long-term outflows	(56.3)	(34.7)	(3.2)	(17.9)	(0.5)
Net long-term flows	20.9	12.6	—	8.5	(0.2)
Net flows in non-management fee earning AUM	(3.0)	(4.7)	0.7	0.7	0.3
Total net flows	17.9	7.9	0.7	9.2	0.1
Market gains and losses	(111.6)	(91.5)	(4.5)	(15.4)	(0.2)
Foreign currency translation	(2.2)	—	(1.6)	(0.6)	—
June 30, 2022	432.5	324.4	33.1	74.2	0.8

December 31, 2020	370.6	303.0	7.9	58.9	0.8
Long-term inflows	97.2	54.9	22.8	18.9	0.6
Long-term outflows	(51.2)	(34.0)	(1.8)	(15.0)	(0.4)
Net long-term flows	46.0	20.9	21.0	3.9	0.2
Net flows in non-management fee earning AUM	2.6	1.8	0.8	—	—
Total net flows	48.6	22.7	21.8	3.9	0.2
Market gains and losses	40.7	33.8	3.2	3.7	—
Foreign currency translation	(0.9)	—	(0.7)	(0.2)	—
June 30, 2021	459.0	359.5	32.2	66.3	1.0
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

Results of Operations for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

			Variance				Variance
	Three months ended June 30,		2022 vs 2021		Six months ended June 30,		2022 vs 2021
$ in millions	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Investment management fees	1,113.5	1,247.4	(133.9)	(10.7)%	2,294.0	2,454.0	(160.0)	(6.5)%
Service and distribution fees	353.8	401.0	(47.2)	(11.8)%	732.8	782.1	(49.3)	(6.3)%
Performance fees	9.2	10.5	(1.3)	(12.4)%	10.2	17.2	(7.0)	(40.7)%
Other	53.9	62.5	(8.6)	(13.8)%	122.8	127.8	(5.0)	(3.9)%
Total operating revenues	1,530.4	1,721.4	(191.0)	(11.1)%	3,159.8	3,381.1	(221.3)	(6.5)%

Invesco Great Wall	106.1	110.9	(4.8)	(4.3)%	230.2	214.9	15.3	7.1%
Revenue Adjustments:
Investment management fees	(193.1)	(212.8)	19.7	(9.3)%	(399.0)	(416.0)	17.0	(4.1)%
Service and distribution fees	(240.3)	(269.7)	29.4	(10.9)%	(498.0)	(531.2)	33.2	(6.3)%
Other	(41.6)	(57.1)	15.5	(27.1)%	(90.6)	(115.2)	24.6	(21.4)%
Total Revenue Adjustments (1)	(475.0)	(539.6)	64.6	(12.0)%	(987.6)	(1,062.4)	74.8	(7.0)%
CIP	12.4	10.2	2.2	21.6%	23.9	20.3	3.6	17.7%
Net revenues (2)	1,173.9	1,302.9	(129.0)	(9.9)%	2,426.3	2,553.9	(127.6)	(5.0)%
____________
(1)    Total revenue adjustments include passed through investment management, service and distribution and other revenues and equal the same amount as the third-party distribution, service and advisory expenses.
(2)    Net revenues are operating revenues less revenue adjustments, plus net revenues from Invesco Great Wall, plus management and performance fees earned from CIP. See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

The impact of foreign exchange rate movements decreased operating revenues by $39.6 million, equivalent to 2.6% of total operating revenues, during the three months ended June 30, 2022 when compared to the three months ended June 30, 2021.

The impact of foreign exchange rate movements decreased operating revenues by $58.0 million, equivalent to 1.8% of total operating revenues, during the six months ended June 30, 2022 when compared to the six months ended June 30, 2021.

Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net business inflows (or outflows), changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. See the company’s disclosures regarding the changes in AUM during the three and six months ended June 30, 2022 and June 30, 2021 in the “Assets Under Management” section above for additional information.

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

Average AUM was $1,457.2 billion in the three months ended June 30, 2022, as compared to $1,480.2 billion in the three months ended June 30, 2021, a decrease of 1.6%. In addition to the impact of the decrease in AUM on our revenues, changes in the mix of the AUM between the periods also impacts our revenues. At the industry level, investors continue to shift towards passive products such as ETFs. As a result of the decline in AUM and the change in AUM mix, revenues and the resulting net revenue yield ex performance fees ex QQQ has declined from 39.1 basis points for the three months ended June 30, 2021 to 36.0 basis points for the quarter ended June 30, 2022.

Average AUM was $1,501.2 billion in the six months ended June 30, 2022, as compared to $1,437.7 billion in the six months ended June 30, 2021, an increase of 4.4%. The impact of the increase in AUM on our revenues was offset by changes in the mix of the AUM between the periods. At the industry level, investors continue to shift towards passive products such as ETFs. As a result of this change in AUM mix, revenues and the resulting net revenue yield ex performance fees ex QQQ has declined from 39.6 basis points for the six months ended June 30, 2021 to 36.3 basis points for the six months ended June 30, 2022.

Investment Management Fees

Investment management fees decreased by $133.9 million (10.7%) in the three months ended June 30, 2022 to $1,113.5 million as compared to $1,247.4 million in the three months ended June 30, 2021. The impact of foreign exchange rate movements decreased investment management fees by $33.4 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. After allowing for foreign exchange movements, investment management fees decreased by $100.5 million (8.1%). See discussion above on how AUM changes impact our investment management fees.

Investment management fees decreased by $160.0 million (6.5%) in the six months ended June 30, 2022 to $2,294.0 million as compared to $2,454.0 million in the six months ended June 30, 2021. The impact of foreign exchange rate movements decreased investment management fees by $47.5 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. After allowing for foreign exchange movements, investment management fees decreased by $112.5 million (4.6%). See discussion above on how AUM changes impact our investment management fees.

The discretionary money market fee waivers (see Item 1. Financial Statements - Note 7, "Revenue") also impact our investment management fees. During the three months ended June 30, 2022, waivers reduced management fees by $5.9 million, an improvement from waivers of $41.4 million in the quarter ended June 30, 2021. During the six months ended June 30, 2022, waivers reduced management fees by $32.3 million, an improvement from waivers of $70.4 million from the six months ended June 30, 2021.

Service and Distribution Fees

In the three months ended June 30, 2022, service and distribution fees decreased by $47.2 million (11.8%) to $353.8 million as compared to the three months ended June 30, 2021 of $401.0 million. The impact of foreign exchange rate movements decreased service and distribution fees by $5.7 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. After allowing for foreign exchange movements, service and distribution fees decreased by $41.5 million.The decrease results from lower AUM to which these fees apply.

In the six months ended June 30, 2022, service and distribution fees decreased by $49.3 million (6.3%) to $732.8 million as compared to the six months ended June 30, 2021 of $782.1 million. The impact of foreign exchange rate movements decreased service and distribution fees by $8.6 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. After allowing for foreign exchange movements, service and distribution fees decreased by $40.7 million.The decrease results from lower AUM to which these fees apply.

Performance Fees

Of our $1,390.4 billion in AUM at June 30, 2022, approximately $64.7 billion (4.7%) could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts.

In the three months ended June 30, 2022, performance fees decreased by $1.3 million (12.4%) to $9.2 million as compared to $10.5 million for the three months ended June 30, 2021. Performance fees during the three months ended June 30, 2022 were primarily generated from real estate products.

In the six months ended June 30, 2022, performance fees decreased by $7.0 million (40.7%) to $10.2 million as compared to $17.2 million for the six months ended June 30, 2021. Performance fees during the six months ended June 30, 2022 were primarily generated from real estate products.

Other Revenues

In the three months ended June 30, 2022, other revenues decreased by $8.6 million (13.8%) to $53.9 million as compared to $62.5 million for the three months ended June 30, 2021. The decrease in other revenues was primarily driven by lower front end fees of $15.5 million partially offset by an increase of $3.0 million in real estate transaction fees.

In the six months ended June 30, 2022, other revenues decreased by $5.0 million (3.9%) to $122.8 million as compared to $127.8 million for the six months ended June 30, 2021. The decrease in other revenues was primarily driven by lower front end fees of $24.6 million partially offset by an increase of $16.8 million in real estate transaction fees.

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

Net revenues from Invesco Great Wall were $106.1 million and average AUM was $94.0 billion for the three months ended June 30, 2022 (net revenues were $110.9 million and average AUM was $81.1 billion in the three months ended June 30, 2021). The impact of foreign exchange rate movements during the three months ended June 30, 2022 decreased net revenues by $2.4 million as compared to the three months ended June 30, 2021. After allowing for foreign exchange movements, net revenues from Invesco Great Wall were $108.5 million. The decrease in revenue is a result of a reduction in net revenue yield due to changes in the mix of AUM.

Net revenues from Invesco Great Wall were $230.2 million and average AUM was $96.6 billion for the six months ended June 30, 2022 (net revenues were $214.9 million and average AUM was $78.9 billion in the six months ended June 30, 2021). The impact of foreign exchange rate movements during the six months ended June 30, 2022 increased net revenues by $0.2 million as compared to the six months ended June 30, 2021. After allowing for foreign exchange movements, net revenues from Invesco Great Wall were $230.0 million. The increase in revenue is a result of higher AUM, partially offset by a reduction in net revenue yield due to changes in the mix of AUM.

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

Management and performance fees earned from CIP were $12.4 million in the three months ended June 30, 2022 (three months ended June 30, 2021: $10.2 million).

Management and performance fees earned from CIP were $23.9 million in the six months ended June 30, 2022 (six months ended June 30, 2021: $20.3 million).

Operating Expenses

The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

			Variance				Variance
	Three months ended June 30,		2022 vs 2021		Six months ended June 30,		2022 vs 2021
$ in millions	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Third-party distribution, service and advisory	475.0	539.6	(64.6)	(12.0)%	987.6	1,062.4	(74.8)	(7.0)%
Employee compensation	407.2	487.0	(79.8)	(16.4)%	840.1	976.2	(136.1)	(13.9)%
Marketing	33.8	24.5	9.3	38.0%	55.5	40.3	15.2	37.7%
Property, office and technology	135.0	127.2	7.8	6.1%	267.0	256.5	10.5	4.1%
General and administrative	119.7	103.3	16.4	15.9%	221.9	199.9	22.0	11.0%
Transaction, integration and restructuring	0.2	(47.1)	47.3	N/A	35.4	(1.3)	36.7	N/A
Amortization of intangibles	14.8	16.0	(1.2)	(7.5)%	29.9	31.9	(2.0)	(6.3)%
Total operating expenses	1,185.7	1,250.5	(64.8)	(5.2)%	2,437.4	2,565.9	(128.5)	(5.0)%
The table below sets forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	Three months ended June 30, 2022	% of Total Operating Expenses	% of Operating Revenues	Three months ended June 30, 2021	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	475.0	40.1%	31.0%	539.6	43.2%	31.3%
Employee compensation	407.2	34.3%	26.6%	487.0	38.9%	28.3%
Marketing	33.8	2.9%	2.2%	24.5	2.0%	1.4%
Property, office and technology	135.0	11.4%	8.8%	127.2	10.2%	7.4%
General and administrative	119.7	10.1%	7.8%	103.3	8.3%	6.0%
Transaction, integration and restructuring	0.2	—%	—%	(47.1)	(3.8)%	(2.7)%
Amortization of intangibles	14.8	1.2%	1.0%	16.0	1.2%	0.9%
Total operating expenses	1,185.7	100.0%	77.4%	1,250.5	100.0%	72.6%

$ in millions	Six months ended June 30, 2022	% of Total Operating Expenses	% of Operating Revenues	Six months ended June 30, 2021	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	987.6	40.5%	31.3%	1,062.4	41.5%	31.4%
Employee compensation	840.1	34.5%	26.6%	976.2	38.0%	28.9%
Marketing	55.5	2.3%	1.8%	40.3	1.6%	1.2%
Property, office and technology	267.0	11.0%	8.4%	256.5	10.0%	7.6%
General and administrative	221.9	9.1%	7.0%	199.9	7.8%	5.9%
Transaction, integration and restructuring	35.4	1.5%	1.1%	(1.3)	(0.1)%	—%
Amortization of intangibles	29.9	1.1%	0.9%	31.9	1.2%	0.9%
Total operating expenses	2,437.4	100.0%	77.1%	2,565.9	100.0%	75.9%

During the three months ended June 30, 2022, operating expenses decreased by $64.8 million (5.2)% to $1,185.7 million (three months ended June 30, 2021: $1,250.5 million). The impact of foreign exchange rate movements decreased operating expenses by $37.6 million, or 3.2% of total operating expenses, during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

During the six months ended June 30, 2022, operating expenses decreased by $128.5 million (5.0)% to $2,437.4 million (six months ended June 30, 2021: $2,565.9 million). The impact of foreign exchange rate movements decreased operating expenses by $53.5 million, or 2.2% of total operating expenses, during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Third-Party Distribution, Service and Advisory

Third-party distribution, service and advisory expenses decreased $64.6 million (12.0)% to $475.0 million in the three months ended June 30, 2022 (three months ended June 30, 2021: $539.6 million). The impact of foreign exchange rate movements decreased third-party costs by $12.1 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. After allowing for foreign exchange rate changes, the decrease in costs was $52.5 million. The decrease is primarily due to decreases of $25.8 million in service fees due to lower average AUM, $17.3 million in renewal commissions, and $10.9 million in transaction fees.

Third-party distribution, service and advisory expenses decreased $74.8 million (7.0)% to $987.6 million in the six months ended June 30, 2022 (six months ended June 30, 2021: $1,062.4 million). The impact of foreign exchange rate movements decreased third-party costs by $18.3 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. After allowing for foreign exchange rate changes, the decrease in costs was $56.5 million. The decrease is primarily due to decreases of $27.7 million in service fees due to lower average AUM, $22.3 million in renewal commissions, $15.2 million in transaction fees, and $9.2 million in front end commissions partially offset by $17.9 million of higher asset and sales-based fees, unitary fees and other third party management fees.

Employee Compensation

Employee compensation decreased $79.8 million (16.4)% to $407.2 million in the three months ended June 30, 2022 (three months ended June 30, 2021: $487.0 million). The impact of foreign exchange rate movements decreased employee compensation by $14.0 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. After allowing for foreign exchange rate changes, there was a decrease in employee compensation of $65.8 million. This decrease was driven by decreases of $45.7 million related to the mark-to-market on the deferred compensation liability and $27.3 million in lower variable compensation which is in line with lower revenues in 2022 compared to 2021, combined with savings realized from our strategic evaluation.

Employee compensation decreased $136.1 million (13.9)% to $840.1 million in the six months ended June 30, 2022 (six months ended June 30, 2021: $976.2 million). The impact of foreign exchange rate movements decreased employee compensation by $19.9 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. After allowing for foreign exchange rate changes, there was a decrease in employee compensation of $116.2 million. This decrease was driven by decreases of $80.4 million related to the mark-to-market on the deferred compensation liability and $53.0 million of lower variable compensation which is in line with lower revenues in 2022 compared to 2021, combined with savings realized from our strategic evaluation.

Headcount at June 30, 2022 was 8,506 (June 30, 2021: 8,483).

Marketing

Marketing expenses increased $9.3 million (38.0%) to $33.8 million in the three months ended June 30, 2022 (three months ended June 30, 2021: $24.5 million). The impact of foreign exchange rate movements decreased marketing expenses by $1.6 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. After allowing for foreign exchange rate changes, the increase in marketing expenses was $10.9 million. The increase was related to increased client events, advertising and travel and entertainment costs as travel activity returned to more normalized levels with the easing of COVID-19-related travel restrictions.

Marketing expenses increased $15.2 million (37.7%) to $55.5 million in the six months ended June 30, 2022 (six months ended June 30, 2021: $40.3 million). The impact of foreign exchange rate movements decreased marketing expenses by $2.1 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. After allowing for foreign exchange rate changes, the increase in marketing expenses was $17.3 million.The increase was related to increased client events, advertising and travel and entertainment costs as travel activity returned to more normalized levels with the easing of COVID-19-related travel restrictions.

Property, Office and Technology

Property, office and technology costs increased by $7.8 million (6.1%) to $135.0 million in the three months ended June 30, 2022 (three months ended June 30, 2021: $127.2 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $4.0 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. After allowing for foreign exchange rate movements, the increase was $11.8 million. The increase was driven by an increase in software maintenance costs of $6.8 million as well as increased outsourced administration costs and higher property expenses which are driven by additional rent associated with the new Atlanta headquarters building.

Property, office and technology costs increased by $10.5 million (4.1%) to $267.0 million in the six months ended June 30, 2022 (six months ended June 30, 2021: $256.5 million). The impact of foreign exchange rate movements decreased property, office and technology expenses by $5.6 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. After allowing for foreign exchange rate movements, the increase was $16.1 million. The increase was driven by increases in software maintenance costs of $10.9 million, outsourced administration costs of $6.6 million, and depreciation expenses of $2.6 million partially offset by lower property expenses.

General and Administrative

General and administrative expenses increased by $16.4 million (15.9%) to $119.7 million in the three months ended June 30, 2022 (three months ended June 30, 2021: $103.3 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $5.9 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. After allowing for foreign exchange rate movements, the increase was $22.3 million. The increase includes $5.6 million of increased travel costs as activity returned to more normalized levels with the easing of COVID-19-related travel restrictions, an increase of $5.4 million in professional service costs, and $4.0 million in other fund expenses. The increase also includes a net $9.8 million fund expense, which includes $41.1 million in payments related to a fund net asset value adjustment which was offset, in part, by a receivable from involved parties. The company continues to evaluate whether additional payments may be necessary relating to such adjustment; however, any future payments are not expected to be material to the company’s results of operations or financial condition. These increases were partially offset by a decrease of $6.3 million of fund expenses incurred by CIP.

General and administrative expenses increased by $22.0 million (11.0%) to $221.9 million in the six months ended June 30, 2022 (six months ended June 30, 2021: $199.9 million). The impact of foreign exchange rate movements decreased general and administrative expenses by $7.6 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. After allowing for foreign exchange rate movements, the increase was $29.6 million. The increase includes $11.5 million in increased professional services costs, $6.7 million of increased travel costs as activity returned to more normalized levels with the easing of COVID-19-related travel restrictions, $6.3 million of increased market data services costs and $4.0 million in other fund expenses. The increase also includes a net $9.8 million fund expense as discussed above. The increase was partially offset by a decrease of $9.9 million of fund expenses incurred by CIP.

Transaction, Integration and Restructuring

For the three months ended June 30, 2022, transaction, integration and restructuring charges were $0.2 million (three months ended June 30, 2021: a benefit of $47.1 million).

Transaction and integration expense (excluding restructuring) was a benefit to expense of $11.3 million during the three months ended June 30, 2022 (three months ended June 30, 2021: a benefit of $70.7 million), primarily related to $15.0 million of ongoing insurance recoveries related to the previously disclosed OppenheimerFunds acquisition-related matter. The benefit was partially offset by $3.2 million of compensation-related expenses and $0.5 million of non-compensation expenses primarily related to the OppenheimerFunds acquisition.

Restructuring costs were $11.5 million for the three months ended June 30, 2022 (three months ended June 30, 2021: $23.7 million). Restructuring costs related to the strategic evaluation were $4.7 million for the three months ended June 30, 2022

( June 30, 2021: $20.1 million). See Note 10, "Restructuring", for additional details. The remaining restructuring costs are primarily composed of professional service costs related to other initiatives.

For the six months ended June 30, 2022, transaction, integration and restructuring charges were $35.4 million (six months ended June 30, 2021: a benefit of $1.3 million).

Transaction and integration expense (excluding restructuring) was a benefit to expense of $3.1 million during the six months ended June 30, 2022 (six months ended June 30, 2021: a benefit of $58.4 million), primarily related to $15.0 million of ongoing insurance recoveries related to the previously disclosed OppenheimerFunds acquisition-related matter. The benefit was partially offset by of $8.6 million of compensation-related expenses and $3.3 million of non-compensation expenses primarily related to the OppenheimerFunds acquisition.

Restructuring costs were $38.5 million for the six months ended June 30, 2022 (six months ended June 30, 2021: $57.1 million). Restructuring costs related to the strategic evaluation were $27.0 million for the six months ended June 30, 2022 (six months ended June 30, 2021: $50.1 million) and are primarily composed of non-cash property, office and technology costs and stock-based compensation (see Note 10, "Restructuring", for additional details). The remaining restructuring costs are primarily composed of professional service costs related to other initiatives.

Other Income and Expenses

The main categories of other income and expenses, and the dollar and percentage changes between periods, are as follows:

			Variance				Variance
	Three months ended June 30,		2022 vs 2021		Six months ended June 30,		2022 vs 2021
$ in millions	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Equity in earnings of unconsolidated affiliates	24.7	37.2	(12.5)	(33.6)%	58.1	64.7	(6.6)	(10.2)%
Interest and dividend income	2.1	0.4	1.7	425.0%	3.3	1.7	1.6	94.1%
Interest expense	(25.8)	(24.6)	(1.2)	4.9%	(49.0)	(48.4)	(0.6)	1.2%
Other gains/(losses), net	(90.0)	43.4	(133.4)	N/A	(135.5)	77.5	(213.0)	N/A
Other income/(expense) of CIP, net	26.2	122.0	(95.8)	(78.5)%	2.9	216.7	(213.8)	(98.7)%
Total other income and expenses	(62.8)	178.4	(241.2)	N/A	(120.2)	312.2	(432.4)	N/A
Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates decreased by $12.5 million to $24.7 million in the three months ended June 30, 2022 (three months ended June 30, 2021: $37.2 million). The decrease is primarily driven by a decrease of $11.7 million in our real estate and private equity investments.

Equity in earnings of unconsolidated affiliates decreased by $6.6 million to $58.1 million in the six months ended June 30, 2022 (six months ended June 30, 2021: $64.7 million).The decrease is primarily driven by a decrease of $18.7 million in our private equity investments partially offset by an increase of $9.7 million in our real estate investments.

Interest expense

Interest expense increased by $1.2 million to $25.8 million in the three months ended June 30, 2022 (three months ended June 30, 2021: $24.6 million).

Interest expense increased by $0.6 million to $49.0 million in the six months ended June 30, 2022 (six months ended June 30, 2021: $48.4 million)

Other gains/(losses), net

Other gains/(losses), net was a loss of $90.0 million in the three months ended June 30, 2022 (three months ended June 30, 2021: $43.4 million gain). Included in the loss were $79.2 million of losses on investments and instruments held for our deferred compensation plans and $16.2 million of net losses related to the mark-to-market on seed money investments. Included in the gain for the three months ended June 30, 2021 were $29.1 million of gains on investments and instruments held for our deferred compensation plans and $19.7 million of net gains related to the mark-to-market on seed money investments, partially offset by $4.4 million of net losses related to our defined benefit pension plan.

Other gains/(losses), net was a loss of $135.5 million in the six months ended June 30, 2022 (six months ended June 30, 2021: $77.5 million gain). Included in the loss were $122.1 million of losses on investments and instruments held for our deferred compensation plans and $22.1 million of net losses related to the mark-to-market on seed money investments, partially offset by $3.7 million of net foreign exchange gains on intercompany loans. Included in the gain for the six months ended June 30, 2021 were $44.7 million of gains on investments and instruments held for our deferred compensation plans, $8.1 million of gains on acquisition-related contingent consideration liabilities, $24.1 million of net gains related to the mark-to-market on seed money investments and $2.3 million of net foreign exchange gains on intercompany loans, partially offset by $2.1 million of net losses related to our defined benefit pension plan.

Other income/(expense) of CIP

In the three months ended June 30, 2022, interest and dividend income of CIP increased by $16.1 million (24.2%) to $82.6 million (three months ended June 30, 2021: $66.5 million). Interest expense of CIP increased by $6.6 million (17.2%) to $45.0 million (three months ended June 30, 2021: $38.4 million).

In the six months ended June 30, 2022, interest and dividend income of CIP increased by $21.9 million (16.2%) to $157.1 million (six months ended June 30, 2021: $135.2 million). Interest expense of CIP increased by $8.2 million (10.3%) to $87.5 million (six months ended June 30, 2021: $79.3 million).

Included in other gains/(losses) of CIP are realized and unrealized gains and losses on the underlying investments and debt of CIP. In the three months ended June 30, 2022, Other gains/(losses) of CIP were net losses of $11.4 million as compared to net gains of $93.9 million in the three months ended June 30, 2021. In the six months ended June 30, 2022, Other gains/(losses) of CIP were net losses of $66.7 million as compared to net gains of $160.8 million in the six months ended June 30, 2021. The net losses during the three and six months ended June 30, 2022 were attributable to market-driven losses on investments held by consolidated funds.

Net impact of CIP and related noncontrolling interests in consolidated entities

The consolidation of investment products does not have an impact on net income attributable to Invesco Ltd. CIP are taxed at the investor level and not at the product level; therefore, there is no tax provision reflected in the net impact of CIP.

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

Our effective tax rate decreased to 22.3% for the three months ended June 30, 2022 (three months ended June 30, 2021: 23.7%). The effective tax rate was higher in the second quarter of 2021 primarily due to an increase in tax expense related to the remeasurement of deferred tax assets and liabilities following the enactment of an increase in the UK corporate tax rate, which was partially offset by the change in the mix of income across tax jurisdiction in the second quarter of 2022.

Our effective tax rate increased to 24.2% for the six months ended June 30, 2022 (six months ended June 30, 2021: 23.1%). The increase in the effective tax rate was primarily due to the decline in income attributable to non-controlling interests in CIP and the change in the mix of income across tax jurisdictions. The effective tax rate for the six months ended June 30, 2021 included additional tax expense related to the remeasurement of deferred tax assets and liabilities to reflect an increase in the UK corporate tax rate.

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

Reconciliation of Operating revenues to Net revenues:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2022	2021	2022	2021
Operating revenues, U.S. GAAP basis	1,530.4	1,721.4	3,159.8	3,381.1
Invesco Great Wall (1)	106.1	110.9	230.2	214.9
Revenue Adjustments (2)
Investment management fees	(193.1)	(212.8)	(399.0)	(416.0)
Service and distribution fees	(240.3)	(269.7)	(498.0)	(531.2)
Other	(41.6)	(57.1)	(90.6)	(115.2)
Total Revenue Adjustments	(475.0)	(539.6)	(987.6)	(1,062.4)
CIP (3)	12.4	10.2	23.9	20.3
Net revenues	1,173.9	1,302.9	2,426.3	2,553.9

Reconciliation of Operating income to Adjusted operating income:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2022	2021	2022	2021
Operating income, U.S. GAAP basis	344.7	470.9	722.4	815.2
Invesco Great Wall (1)	62.2	62.0	135.9	128.5
CIP (3)	16.1	19.2	30.9	36.2
Transaction, integration and restructuring (4)	0.2	(47.1)	35.4	(1.3)
Amortization of intangible assets (5)	14.8	16.0	29.9	31.9
Compensation expense related to market valuation changes in deferred compensation plans (6)	(26.1)	19.5	(48.0)	33.0
Adjusted operating income	411.9	540.5	906.5	1,043.5

Operating margin*	22.5%	27.4%	22.9%	24.1%
Adjusted operating margin**	35.1%	41.5%	37.4%	40.9%

Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per common share data	2022	2021	2022	2021
Net income attributable to Invesco Ltd., U.S. GAAP basis	121.0	368.3	318.7	636.1
Transaction, integration and restructuring, net of tax (4)	0.2	(34.8)	27.2	0.3
Amortization of intangible assets and related tax benefits (5)	18.6	21.8	37.4	43.6
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (6)	40.5	(7.6)	56.3	(9.5)
Other reconciling items, net of tax (7)	—	17.0	—	10.8
Adjusted net income attributable to Invesco Ltd.	180.3	364.7	439.6	681.3

Average common shares outstanding - diluted	459.5	466.2	460.7	465.3
Diluted EPS	$0.26	$0.79	$0.69	$1.37
Adjusted diluted EPS***	$0.39	$0.78	$0.95	$1.46
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
(2)    Revenue Adjustments
The company calculates net revenues by reducing operating revenues to exclude fees that are passed through to external parties who perform functions on behalf of, and distribute, the company’s managed funds. The net revenue presentation assists in identifying the revenue contribution generated by the company, removing distortions caused by the differing distribution channel fees and allowing for a fair comparison with U.S. peer investment managers and within Invesco’s own investment units. Additionally, management evaluates net revenue yield on AUM, which is equal to net revenues divided by average AUM during the reporting period, as an indicator of the basis point net revenues we receive for each dollar of AUM we manage.

Investment management fees are adjusted by renewal commissions and certain administrative fees. Service and distribution fees are primarily adjusted by distribution fees passed through to broker dealers for certain share classes and pass through fund-related costs. Other is primarily adjusted by transaction fees passed through to third parties.

(3)    CIP
See Part I, Item 1, Financial Statements - Note 13, "Consolidated Investment Products", for a detailed analysis of the impact to the company’s Condensed Consolidated Financial Statements from the consolidation of CIP. The reconciling items increase net revenues to reflect the management and performance fees earned by Invesco on consolidated investment products, which are eliminated upon consolidation, and remove the underlying revenues and expenses of the consolidated products that have been included in the U.S. GAAP Condensed Consolidated Statements of Income.

The company believes that the consolidation of investment products may impact a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, management believes that it is appropriate to adjust operating revenues and operating income for the impact of CIP in calculating the respective net revenues and adjusted operating income.
(4)    Transaction, integration and restructuring related adjustments
The company believes it is useful to investors and other users of our Condensed Consolidated Financial Statements to adjust for the transaction, integration and restructuring charges in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition and restructuring related charges. See “Results of Operations for the three and six months ended June 30, 2022 and 2021 -- Transaction, Integration and Restructuring” for additional details.
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
(6)    Market movement on deferred compensation plan liabilities
Certain deferred compensation plan awards involve a return to the employee linked to the appreciation (depreciation) of specified investments. Invesco hedges economically the exposure to market movements for these investments.

Since these plans are hedged economically, management believes it is useful to reflect the offset ultimately achieved from hedging the market exposure in the calculation of adjusted operating income (and by calculation, adjusted operating margin) and adjusted net income attributable to Invesco Ltd. (and by calculation, adjusted diluted EPS) to produce results that will be more comparable period to period.

See below for a reconciliation of deferred compensation related items:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2022	2021	2022	2021
Market movement on deferred compensation plan liabilities:
Compensation expense related to market valuation changes in deferred compensation liability	(26.1)	19.5	(48.0)	33.0
Adjustments to operating income	(26.1)	19.5	(48.0)	33.0
Market valuation changes and dividend income from investments and instruments held to hedge the deferred compensation plans in other income/(expense)	78.6	(29.4)	121.0	(45.3)
Taxation:
Taxation on the net impact of the above adjustments	(12.0)	2.3	(16.7)	2.8
Adjustments to net income attributable to Invesco Ltd.	40.5	(7.6)	56.3	(9.5)

(7)    Other reconciling items
Each of these other reconciling items has been adjusted from U.S. GAAP to arrive at the company’s non-GAAP financial measures for the reasons either outlined in the paragraphs above, due to the unique character and magnitude of the reconciling item, or because the item represents a continuation of a reconciling item adjusted from U.S. GAAP in a prior period.

	Three months ended June 30,		Six months ended June 30,
$ in millions	2022	2021	2022	2021
Other non-GAAP adjustments:
Change in contingent consideration estimates	—	—	—	(8.1)
Taxation:
Impact of tax rate changes (c)	—	17.0	—	17.0
Taxation on change in consideration estimates	—	—	—	1.9
Adjustments to net income attributable to Invesco Ltd.	—	17.0	—	10.8
(c) Represents a non-cash income tax expense of $17.0 million arising from the remeasurement of the UK deferred tax assets and liabilities due to the enactment of an increase in the UK corporate tax rate from 19% to 25% effective in 2023.

Balance Sheet Discussion (1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP and policyholder balances for the reasons outlined in footnote 1 to the table:

	As of June 30, 2022				As of December 31, 2021
Balance sheet information $ in millions	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted
ASSETS
Cash and cash equivalents	936.8	—	—	936.8	1,896.4	—	—	1,896.4
Investments	884.6	(448.2)	—	1,332.8	926.3	(454.8)	—	1,381.1
Assets of CIP:
Investments and other assets of CIP	9,007.9	9,007.9	—	—	9,575.1	9,575.1	—	—
Cash and cash equivalents of CIP	196.0	196.0	—	—	250.7	250.7	—	—
Assets held for policyholders	1,067.7	—	1,067.7	—	1,893.6	—	1,893.6	—
Goodwill and intangible assets, net	15,820.6	—	—	15,820.6	16,110.5	—	—	16,110.5
Other assets (2)	2,273.1	(8.4)	—	2,281.5	2,033.0	(6.4)	—	2,039.4
Total assets	30,186.7	8,747.3	1,067.7	20,371.7	32,685.6	9,364.6	1,893.6	21,427.4
LIABILITIES
Liabilities of CIP:
Debt of CIP	6,731.1	6,731.1	—	—	7,336.1	7,336.1	—	—
Other liabilities of CIP	443.0	443.0	—	—	846.3	846.3	—	—
Policyholder payables	1,067.7	—	1,067.7	—	1,893.6	—	1,893.6	—
Debt	1,671.2	—	—	1,671.2	2,085.1	—	—	2,085.1
Other liabilities (3)	3,586.1	—	—	3,586.1	3,845.7	—	—	3,845.7
Total liabilities	13,499.1	7,174.1	1,067.7	5,257.3	16,006.8	8,182.4	1,893.6	5,930.8
EQUITY
Total equity attributable to Invesco Ltd.	15,113.7	(0.1)	—	15,113.8	15,495.8	(0.1)	—	15,495.9
Noncontrolling interests (4)	1,573.9	1,573.3	—	0.6	1,183.0	1,182.3	—	0.7
Total equity	16,687.6	1,573.2	—	15,114.4	16,678.8	1,182.2	—	15,496.6
Total liabilities and equity	30,186.7	8,747.3	1,067.7	20,371.7	32,685.6	9,364.6	1,893.6	21,427.4
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
Cash and cash equivalents

Cash and cash equivalents decreased by $959.6 million from $1,896.4 million at December 31, 2021 to $936.8 million at June 30, 2022. See “Cash Flows Discussion” in the “Liquidity and Capital Resources” section within this Management’s Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Investments

As disclosed in Note 3, Investments, balances comprise largely equity method investments in our Chinese joint venture, seed money and co-investments in affiliated funds, and investments related to the company’s deferred compensation plans. During the six months ended June 30, 2022, net purchases of investments and distributions from equity method investees, as disclosed on our Statement of Cash Flows, were offset by negative market valuations in the period.

As of June 30, 2022, the company had $898.2 million in seed capital and co-investments (December 31, 2021: $856.7 million), including direct investments in consolidated investment products. Total seed capital and co-investments is presented as a helpful measure for investors and represents our net investment interest including our net interest in CIP, net of deferred compensation investments, joint ventures and other investments. The following table reconciles the investment balance to the total seed capital and co-investment balance.

	As of
$ in millions	June 30, 2022	December 31, 2021
Investments	884.6	926.3
Net interest in consolidated investment products (1)	448.2	454.8
Less: Investments related to deferred compensation plans, joint ventures, and other investments	(434.6)	(524.4)
Total seed capital and co-investments (2)	898.2	856.7
____________
(1)    Included in net interest in consolidated investment products as of June 30, 2022 is $196.1 million of seed capital and $252.1 million of co-investments (December 31, 2021: $195.3 million of seed capital and $259.5 million of co-investments).

(2)    Included in the total seed and co-investment balance as of June 30, 2022 is $302.2 million of seed capital and $596.0 million of co-investments (December 31, 2021: $304.7 million of seed capital and $552.0 million of co-investments).

Assets held for policyholders and policyholder payables

One of our subsidiaries, Invesco Pensions Limited, is an insurance company that was established to facilitate retirement savings plans in the UK. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The decrease in the balance of these accounts from $1,893.6 million at December 31, 2021 to $1,067.7 million at June 30, 2022 was the result of net business outflows of $640 million, negative market movements of $141.1 million, and negative foreign exchange rate movements of $44.9 million.

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

In line with our capital management priorities, the company increased our quarterly common dividend by 10% to $0.1875 per common share beginning with the dividend that was paid in the second quarter of 2022.

The company did not repurchase any of its shares in the open market during the three months ended June 30, 2022. During the first quarter of 2022, the company repurchased 8.9 million common shares in open market transactions utilizing $200 million in cash. As of June 30, 2022, approximately $532.2 million remained authorized under the company’s common share repurchase authorization approved by the Board on July 22, 2016.

On May 6, 2022 the company completed the early redemption of the $600 million, 3.125% Senior Notes due on November 30, 2022. As of June 30, 2022, the balance on the $1.5 billion capacity credit facility was $184.6 million.

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

All of our regulated EU and UK subsidiaries are subject to consolidated capital requirements under applicable EU and UK requirements, and we maintain capital within this European sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. We are in compliance with all regulatory minimum net capital requirements. As of June 30, 2022, the company’s minimum regulatory capital requirement was $654.5 million (December 31, 2021: $724.9 million); the decrease was primarily driven by the weakening of the Pound Sterling against the U.S. Dollar. The total amount of non-U.S. cash and cash equivalents was $682.8 million at June 30, 2022 (December 31, 2021: $1,088.3 million).

The consolidation of $9,203.9 million and $6,731.1 million of assets and debt of CIP as of June 30, 2022, respectively, did not impact the company’s liquidity and capital resources. See Part I, Item 1, Financial Statements - Note 13, "Consolidated Investment Products", for additional details.

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

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flows information, excluding the impact of the cash flows of Consolidated Investment Products for the reasons outlined in footnote 1 to the table:

Cash flows information (1)	Six months ended June 30, 2022			Six months ended June 30, 2021
$ in millions	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash, cash equivalents and restricted cash, beginning of the period (2)	2,147.1	250.7	1,896.4	1,839.3	301.7	1,537.6
Cash flows from operating activities (1)	(252.3)	(407.2)	154.9	480.8	(120.4)	601.2
Cash flows from investing activities	(155.8)	(38.3)	(117.5)	(223.7)	(169.0)	(54.7)
Cash flows from financing activities	(533.0)	398.6	(931.6)	(344.9)	396.5	(741.4)
Increase/(decrease) in cash and cash equivalents	(941.1)	(46.9)	(894.2)	(87.8)	107.1	(194.9)
Foreign exchange movement on cash and cash equivalents	(73.2)	(7.8)	(65.4)	(14.4)	(4.7)	(9.7)
Cash, cash equivalents and restricted cash, end of the period (2)	1,132.8	196.0	936.8	1,737.1	404.1	1,333.0

Cash and cash equivalents	936.8	—	936.8	1,333.0	—	1,333.0
Cash and cash equivalents of CIP	196.0	196.0	—	404.1	404.1	—
Total cash, cash and cash equivalents per condensed consolidated statement of cash flows	1,132.8	196.0	936.8	1,737.1	404.1	1,333.0
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
(2) Restricted cash of $129.2 million as of December 31, 2020 is recorded in Other assets on the Condensed Consolidated Balance Sheets. There was no restricted cash at the end of the period for the six months ended June 30, 2022 and 2021.

Operating Activities

Operating cash flows include the receipt of investment management and other fees generated from AUM, offset by operating expenses and changes in operating assets and liabilities. Although some receipts and payments are seasonal, particularly bonus payments which are paid during the first quarter, after allowing for the change in cash held by CIP and investment activities, our operating cash flows generally move in the same direction as our operating income.

During the six months ended June 30, 2022, cash used in operating activities was $252.3 million compared to $480.8 million provided by operating activities during the six months ended June 30, 2021. Excluding the impact of CIP, cash provided by operations was $154.9 million during the six months ended June 30, 2022 compared to $601.2 million of cash provided by operating activities during the six months ended June 30, 2021. Cash inflows for 2022 included an Invesco Great Wall dividend of $65.5 million (six months ended June 30, 2021: $38.8 million). Inflows were partially offset by net outflows from changes in payables and receivables due to timing of payments and receipts compared to lower net outflows for the six months ended June 30, 2021. Also included in cash outflows was a $92.8 million decrease in operating income as well as net investment purchases of $59.7 million, including seed money and deferred compensation investments (six months ended June 30, 2021: net investment purchases of $26.8 million).

Investing Activities

Net cash used in investing activities totaled $155.8 million for the six months ended June 30, 2022 (six months ended June 30, 2021: net cash used of $223.7 million). Excluding the impact of CIP cash flows, net cash used in investing activities was $117.5 million for the six months ended June 30, 2022 (six months ended June 30, 2021: net cash used of $54.7 million).

Cash outflows for the six months ended June 30, 2022, excluding the impact of CIP, included purchases of investments of $133.8 million (six months ended June 30, 2021: $107.5 million purchases), partially offset by proceeds of $73.4 million from sales and returns of capital of investments (six months ended June 30, 2021: $100.0 million proceeds).

During the six months ended June 30, 2022, the company had capital expenditures of $57.1 million (six months ended June 30, 2021: $47.2 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and client-facing systems including websites and client reporting tools, upgrades in computer hardware and software for employees, and improvements in the firm’s data solutions. Also, in each period, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.

Financing Activities

Net cash used in financing activities totaled $533.0 million for the six months ended June 30, 2022 (six months ended June 30, 2021: net cash used of $344.9 million). Excluding the impact of CIP, financing activities used net cash of $931.6 million in the six months ended June 30, 2022 (six months ended June 30, 2021: net cash used of $741.4 million).

Financing cash outflows during the six months ended June 30, 2022 included the $600.0 million redemption of the senior notes due November 2022 (six months ended June 30, 2021: none), purchases of common shares through the open market of $200.0 million (six months ended June 30, 2021: none), $163.4 million of common dividend payments for the dividends declared in January and April (six months ended June 30, 2021: common dividends paid of $150.1 million), $118.4 million of preferred dividend payments for dividends declared in January and April (six months ended June 30, 2021: $118.4 million) and the payment of $34.4 million to meet employees’ withholding tax obligations on common share vestings (six months ended June 30, 2021: $47.6 million). These outflows were partially offset by a net borrowing on the credit facility of $184.6 million (six months ended June 30, 2021: no net borrowing). Financing cash outflows during the six months ended June 30, 2021 also included the $309.4 million settlement of the forward contracts, $104.1 million of net collateral on the forward contracts returned to the counterparty, and a payment of $11.8 million of contingent consideration.

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

On July 27, 2022, the company announced a second quarter 2022 cash dividend of $0.1875 per share to holders of common shares, payable on September 2, 2022, to shareholders of record at the close of business on August 12, 2022 with an ex-dividend date of August 11, 2022.

On July 27, 2022, the company announced a preferred dividend of $14.75 per share to the holders of preferred shares, representing the period from June 1, 2022 through August 31, 2022.The preferred dividend is payable on September 1, 2022 to shareholders of record at close of business on August 15, 2022.

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

Debt

The carrying value of our debt at June 30, 2022 was $1,671.2 million (December 31, 2021: $2,085.1 million) and was comprised of the following:

$ in millions	June 30, 2022	December 31, 2021
$1.5 billion floating rate credit facility expiring April 26, 2026	184.6	—
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	—	599.4
$600 million 4.000% - due January 30, 2024	598.3	597.8
$500 million 3.750% - due January 15, 2026	497.6	497.3
$400 million 5.375% - due November 30, 2043	390.7	390.6
Debt	1,671.2	2,085.1

For the six months ended June 30, 2022, the company’s weighted average cost of debt was 4.02% (six months ended June 30, 2021: 3.95%).

Financial covenants under the credit agreement include: (i) the quarterly maintenance of an Adjusted debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) an interest coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of June 30, 2022, we were in compliance with our financial covenants. At June 30, 2022, our leverage ratio was 0.69:1.00 (December 31, 2021: 0.79:1.00), and our interest coverage ratio was 22.35:1.00 (December 31, 2021: 25.21:1.00).

The June 30, 2022 coverage ratio calculations are as follows:

$ in millions	Total	Q2 2022	Q1 2022	Q4 2021	Q3 2021
Net income attributable to Invesco Ltd.	1,075.6	121.0	197.7	426.8	330.1
Dividends on preferred shares	236.8	59.2	59.2	59.2	59.2
Tax expense	416.2	63.0	82.8	130.7	139.7
Amortization/depreciation	200.2	49.3	49.5	50.4	51.0
Interest expense	95.3	25.8	23.2	23.2	23.1
Common share-based compensation expense	124.4	27.6	29.5	34.1	33.2
Unrealized (gains)/losses from investments, net (1)	141.8	68.8	26.4	5.2	41.4
OppenheimerFunds acquisition-related matter (2)	(160.7)	(15.0)	—	(100.0)	(45.7)
EBITDA (3)	2,129.6	399.7	468.3	629.6	632.0
Adjusted debt (3)	$1,473.9
Leverage ratio (Adjusted debt/EBITDA - maximum 3.25:1.00)	0.69
Interest coverage (EBITDA/Interest expense - minimum 4.00:1.00)	22.35
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
(3)    EBITDA and Adjusted debt are non-GAAP financial measures that are used by management in connection with certain debt covenant calculations under our credit agreement. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit facility agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals debt of $1,671.2 million plus $2.7 million in letters of credit less $200.0 million of excess unrestricted cash (cash and cash equivalents less the minimum regulatory capital requirement, not to exceed $200 million).

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

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of June 30, 2022, our maximum exposure to credit risk related to our cash and cash equivalent balances is $936.8 million. See Part I, Item 1, Financial Statements - Note 2, "Fair Value of Assets and Liabilities", for information regarding cash and cash equivalents invested in affiliated money market funds.

The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as they become due. The company is exposed to liquidity risk through its $1,671.2 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.

Effects of Inflation

Inflation can impact our organization primarily in two ways. First, inflationary pressures can result in increases in our cost structure, especially to the extent that large expense components such as compensation are impacted. To the degree that these expense increases are not recoverable or cannot be counterbalanced through pricing increases due to the competitive environment, our profitability could be negatively impacted. Secondly, the value of the assets that we manage may be negatively impacted when inflationary expectations result in a rising interest rate environment. Declines in the value of AUM could lead to reduced revenues as management fees are generally calculated based upon the size of AUM.

Common Share Repurchases

The company did not purchase shares in the open market during the three months ended June 30, 2022. During the six months ended June 30, 2022, the company repurchased $8.9 million shares in the open market at a cost of $200 million (three and six months ended June 30, 2021: none). At June 30, 2022, approximately $532.2 million remains available under the share repurchase authorizations approved by the Board on July 22, 2016.

Separately an aggregate of 0.1 million and 1.7 million common shares were withheld on vesting events during the three and six months ended June 30, 2022 to meet employees’ withholding tax obligations (three and six months ended June 30, 2021: 0.1 million and 2.2 million shares). The fair value of these common shares withheld at the respective withholding dates was $2.0 million and $34.4 million during the three and six months ended June 30, 2022 (three and six months ended June 30, 2021: $2.9 million and $47.6 million).

Off Balance Sheet Commitments

See Part I, Item 1, Financial Statements - Note 12, “Commitments and Contingencies - Legal Contingencies”, for more information regarding undrawn capital commitments.

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

Recent Accounting Standards

See Part I, Item 1, Financial Statements - Note 1, "Accounting Policies - Accounting Pronouncements Recently Adopted.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk and foreign exchange rate risk. There have not been any material changes to the company’s exposures to market risks during the period ended June 30, 2022 that would require an update to the disclosures provided in the most recent Form 10-K.

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

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. See Part I, Item 1, Financial Statements - Note 4, Debt for details of the company’s debt arrangements. As of June 30, 2022, the interest rates on 89% of the company’s borrowings were fixed for a weighted average period of 7.46 years, and the company had a $184.6 million balance on its floating rate credit facility.

Foreign Exchange Rate Risk

The company has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco Ltd.

The company is exposed to foreign exchange revaluation in the Condensed Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation gains were $2.1 million during the six months ended June 30, 2022 (six months ended June 30, 2021: $2.3 million losses) and are included in general and administrative expenses and Other gains/(losses), net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

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

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We have evaluated any change in our internal control over financial reporting that occurred during the six months ended June 30, 2022 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

See Part I, Item 1, Financial Statements - Note 12, “Commitments and Contingencies - Legal Contingencies”, for information regarding legal proceedings.

Item 1A.  Risk Factors

The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended June 30, 2022:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (millions)
April 1-30, 2022	20,512	$22.27	—	$532.2
May 1-31, 2022	61,689	$20.52	—	$532.2
June 1-30, 2022	10,552	$17.38	—	$532.2
Total	92,753		—
____________
(1)    An aggregate of 92,753 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.
(2)    At June 30, 2022, a balance of $532.2 million remains available under the share repurchase authorization approved by the Board on July 22, 2016.

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

31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
August 3, 2022	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

August 3, 2022	/s/ L. ALLISON DUKES
L. Allison Dukes
Senior Managing Director and Chief Financial Officer