Form 10-Q
period 2022-09-30
Invesco Ltd.
filed 2022-11-02
CIK 914208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of September 30, 2022, the most recent practicable date, the number of Common Shares outstanding was 454,784,608.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except per share data	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	1,023.6	1,896.4
Accounts receivable	701.2	785.0
Investments	906.7	926.3
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	202.4	250.7
Accounts receivable and other assets of CIP	178.6	532.6
Investments of CIP	8,497.1	9,042.5
Assets held for policyholders	754.3	1,893.6
Other assets	952.2	729.9
Property, equipment and software, net	504.0	518.1
Intangible assets, net	7,145.5	7,228.0
Goodwill	8,406.3	8,882.5
Total assets	29,271.9	32,685.6
LIABILITIES
Accrued compensation and benefits	680.4	1,062.3
Accounts payable and accrued expenses	1,332.4	1,157.1
Liabilities of CIP:
Debt of CIP	6,548.7	7,336.1
Other liabilities of CIP	286.7	846.3
Policyholder payables	754.3	1,893.6
Debt	1,487.1	2,085.1
Deferred tax liabilities, net	1,678.8	1,626.3
Total liabilities	12,768.4	16,006.8
Commitments and contingencies (See Note 12)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	990.4	510.8
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized, issued and outstanding as of September 30, 2022 and December 31, 2021)	4,010.5	4,010.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million shares issued as of September 30, 2022 and December 31, 2021)	113.2	113.2
Additional paid-in-capital	7,547.0	7,688.0
Treasury shares	(3,052.2)	(3,043.6)
Retained earnings	7,416.2	7,169.2
Accumulated other comprehensive income/(loss), net of tax	(1,131.0)	(441.5)
Total equity attributable to Invesco Ltd.	14,903.7	15,495.8
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	609.4	672.2
Total permanent equity	15,513.1	16,168.0
Total liabilities, temporary and permanent equity	29,271.9	32,685.6

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
$ in millions, except per common share data	2022	2021	2022	2021
Operating revenues:
Investment management fees	1,057.3	1,275.5	3,351.3	3,729.5
Service and distribution fees	340.2	409.1	1,073.0	1,191.2
Performance fees	3.0	4.8	13.2	22.0
Other	45.2	60.6	168.0	188.4
Total operating revenues	1,445.7	1,750.0	4,605.5	5,131.1
Operating expenses:
Third-party distribution, service and advisory	451.3	546.4	1,438.9	1,608.8
Employee compensation	420.8	476.7	1,260.9	1,452.9
Marketing	27.6	20.3	83.1	60.6
Property, office and technology	133.2	134.2	400.2	390.7
General and administrative	48.7	105.0	270.6	304.9
Transaction, integration and restructuring	(0.6)	(12.0)	34.8	(13.3)
Amortization of intangibles	14.5	15.6	44.4	47.5
Total operating expenses	1,095.5	1,286.2	3,532.9	3,852.1
Operating income	350.2	463.8	1,072.6	1,279.0
Other income/(expense):
Equity in earnings of unconsolidated affiliates	20.2	54.6	78.3	119.3
Interest and dividend income	3.3	1.9	6.6	3.6
Interest expense	(18.6)	(23.1)	(67.6)	(71.5)
Other gains/(losses), net	(34.6)	(12.1)	(170.1)	65.4
Other income/(expense) of CIP, net	(65.4)	200.2	(62.5)	416.9
Income before income taxes	255.1	685.3	857.3	1,812.7
Income tax provision	(86.8)	(139.7)	(232.6)	(400.4)
Net income	168.3	545.6	624.7	1,412.3
Net (income)/loss attributable to noncontrolling interests in consolidated entities	68.3	(156.3)	49.0	(268.5)
Dividends declared on preferred shares	(59.2)	(59.2)	(177.6)	(177.6)
Net income attributable to Invesco Ltd.	177.4	330.1	496.1	966.2

Earnings per common share:
-basic	$0.39	$0.71	$1.08	$2.09
-diluted	$0.39	$0.71	$1.08	$2.08

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2022	2021	2022	2021
Net income	168.3	545.6	624.7	1,412.3

Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(330.1)	(108.7)	(690.2)	(73.0)
Other comprehensive income/(loss), net of tax	0.2	1.2	0.7	0.2
Other comprehensive income/(loss)	(329.9)	(107.5)	(689.5)	(72.8)

Total comprehensive income/(loss)	(161.6)	438.1	(64.8)	1,339.5

Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	68.3	(156.3)	49.0	(268.5)
Dividends declared on preferred shares	(59.2)	(59.2)	(177.6)	(177.6)
Comprehensive income/(loss) attributable to Invesco Ltd.	(152.5)	222.6	(193.4)	893.4

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
$ in millions	2022	2021
Operating activities:
Net income	624.7	1,412.3
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	146.7	154.9
Common share-based compensation expense	83.1	106.0
Other (gains)/losses, net	170.1	(65.4)
Other (gains)/losses of CIP, net	173.2	(323.3)
Equity in earnings of unconsolidated affiliates	(78.3)	(119.3)
Distributions from equity method investees	64.3	43.9
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	(397.2)	(176.2)
(Purchase)/sale of investments, net	(20.5)	99.6
(Increase)/decrease in receivables	721.9	5,251.3
Increase/(decrease) in payables	(1,248.3)	(5,302.0)
Net cash provided by/(used in) operating activities	239.7	1,081.8
Investing activities:
Purchase of property, equipment and software	(119.8)	(73.2)
Purchase of investments by CIP	(2,335.7)	(4,795.5)
Sale of investments by CIP	2,274.5	4,321.6
Purchase of investments	(173.5)	(149.6)
Sale of investments	73.4	103.8
Capital distributions from equity method investees	38.7	13.5
Net cash inflows/(outflows) upon consolidation/deconsolidation of CIP	4.4	(8.7)
Net cash provided by/(used in) investing activities	(238.0)	(588.1)
Financing activities:
Purchases of treasury shares	(240.1)	(58.1)
Dividends paid - preferred	(177.6)	(177.6)
Dividends paid - common	(249.1)	(228.9)
Third-party capital invested into CIP	608.8	475.1
Third-party capital distributed by CIP	(191.2)	(351.5)
Borrowings of debt by CIP	54.3	2,752.6
Repayments of debt by CIP	(3.9)	(1,972.1)
Repayments of senior notes	(600.0)	—
Settlement of forward contracts on treasury shares	—	(309.4)
Collateral received/(returned), net	—	(104.1)
Payment of contingent consideration	—	(11.8)
Net cash provided by/(used in) financing activities	(798.8)	14.2
Increase/(decrease) in cash and cash equivalents	(797.1)	507.9
Foreign exchange movement on cash and cash equivalents	(114.0)	(28.6)
Foreign exchange movement on cash and cash equivalents of CIP	(10.0)	(9.1)
Cash, cash equivalents and restricted cash, beginning of period	2,147.1	1,839.3
Cash and cash equivalents, end of period	1,226.0	2,309.5
Cash and cash equivalents	1,023.6	1,773.2
Cash and cash equivalents of CIP	202.4	536.3
Total cash and cash equivalents per condensed consolidated statement of cash flows	1,226.0	2,309.5

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three months ended September 30, 2022
	Equity Attributable to Invesco Ltd.
$ in millions, except share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
July 1, 2022	4,010.5	113.2	7,563.2	(3,095.3)	7,323.2	(801.1)	15,113.7	681.1	15,794.8	892.8
Net income	—	—	—	—	236.6	—	236.6	(59.6)	177.0	(8.7)
Other comprehensive income/(loss)	—	—	—	—	—	(329.9)	(329.9)	—	(329.9)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(12.1)	(12.1)	106.3
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.1875 per share)	—	—	—	—	(84.4)	—	(84.4)	—	(84.4)	—
Employee common share plans:
Common share-based compensation	—	—	26.0	—	—	—	26.0	—	26.0	—
Vested common shares	—	—	(36.6)	36.6	—	—	—	—	—	—
Other common share awards	—	—	(5.6)	12.2	—	—	6.6	—	6.6	—
Purchase of common shares	—	—	—	(5.7)	—	—	(5.7)	—	(5.7)	—
September 30, 2022	4,010.5	113.2	7,547.0	(3,052.2)	7,416.2	(1,131.0)	14,903.7	609.4	15,513.1	990.4

Three months ended September 30, 2021
	Equity Attributable to Invesco Ltd.
$ in millions, except share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
July 1, 2021	4,010.5	113.2	7,664.3	(3,080.3)	6,570.1	(369.8)	14,908.0	518.6	15,426.6	363.9
Net income	—	—	—	—	389.3	—	389.3	135.8	525.1	20.5
Other comprehensive income/(loss)	—	—	—	—	—	(107.5)	(107.5)	—	(107.5)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(2.5)	(2.5)	158.2
Dividends declared - preferred $14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.170 per share)	—	—	—	—	(79.0)	—	(79.0)	—	(79.0)	—
Employee common share plans:
Common share-based compensation	—	—	33.2	—	—	—	33.2	—	33.2	—
Vested common shares	—	—	(36.3)	36.2	—	—	(0.1)	—	(0.1)	—
Other common share awards	—	—	(1.1)	7.0	—	—	5.9	—	5.9	—
Purchase of common shares	—	—	—	(10.5)	—	—	(10.5)	—	(10.5)	—
September 30, 2021	4,010.5	113.2	7,660.1	(3,047.6)	6,821.2	(477.3)	15,080.1	651.9	15,732.0	542.6
See accompanying notes.

Nine months ended September 30, 2022
	Equity Attributable to Invesco Ltd.
$ in millions, except share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2022	4,010.5	113.2	7,688.0	(3,043.6)	7,169.2	(441.5)	15,495.8	672.2	16,168.0	510.8
Net income	—	—	—	—	673.7	—	673.7	(6.9)	666.8	(42.1)
Other comprehensive income/(loss)	—	—	—	—	—	(689.5)	(689.5)	—	(689.5)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(55.9)	(55.9)	521.7
Dividends declared - preferred ($44.25 per share)	—	—	—	—	(177.6)	—	(177.6)	—	(177.6)	—
Dividends declared - common ($0.5450 per share)	—	—	—	—	(249.1)	—	(249.1)	—	(249.1)	—
Employee common share plans:
Common share-based compensation	—	—	83.1	—	—	—	83.1	—	83.1	—
Vested common shares	—	—	(219.3)	219.3	—	—	—	—	—	—
Other common share awards	—	—	(4.8)	12.2	—	—	7.4	—	7.4	—
Purchase of common shares	—	—	—	(240.1)	—	—	(240.1)	—	(240.1)	—
September 30, 2022	4,010.5	113.2	7,547.0	(3,052.2)	7,416.2	(1,131.0)	14,903.7	609.4	15,513.1	990.4

Nine months ended September 30, 2021
	Equity Attributable to Invesco Ltd.
$ in millions, except share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2021	4,010.5	113.2	7,811.4	(3,253.8)	6,085.0	(404.5)	14,361.8	447.1	14,808.9	211.8
Net income	—	—	—	—	1,143.8	—	1,143.8	230.4	1,374.2	38.1
Other comprehensive income/(loss)	—	—	—	—	—	(72.8)	(72.8)	—	(72.8)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(25.6)	(25.6)	292.7
Dividends declared - preferred ($44.25 per share)	—	—	—	—	(177.6)	—	(177.6)	—	(177.6)	—
Dividends declared - common ($0.495 per share)	—	—	—	—	(230.0)	—	(230.0)	—	(230.0)	—
Employee common share plans:
Common share-based compensation	—	—	106.0	—	—	—	106.0	—	106.0	—
Vested common shares	—	—	(256.2)	256.1	—	—	(0.1)	—	(0.1)	—
Other common share awards	—	—	(1.1)	8.2	—	—	7.1	—	7.1	—
Purchase of common shares	—	—	—	(58.1)	—	—	(58.1)	—	(58.1)	—
September 30, 2021	4,010.5	113.2	7,660.1	(3,047.6)	6,821.2	(477.3)	15,080.1	651.9	15,732.0	542.6
See accompanying notes.

Invesco Ltd.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1.  ACCOUNTING POLICIES

Corporate Information

Invesco Ltd. (Parent) and its consolidated entities (collectively, the company or Invesco) provide retail and institutional clients with an array of global investment management capabilities. The company operates globally, and its sole business is investment management.

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

	September 30, 2022	December 31, 2021
$ in millions	Fair Value	Fair Value
Cash and cash equivalents	1,023.6	1,896.4
Equity investments	273.9	337.9
Foreign time deposits (1)	21.7	30.4
Assets held for policyholders	754.3	1,893.6
Policyholder payables (1)	(754.3)	(1,893.6)
Total return swaps related to deferred compensation plans	(26.6)	1.6
____________
(1)    These financial instruments are not measured at fair value. See the most recently filed Form 10-K for additional information about the carrying and fair values of these financial instruments. Foreign time deposits are measured at cost plus accrued interest, which approximates fair value. Policyholder payables are indexed to the value of the assets held for policyholders.

The following table presents, by hierarchy levels, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company’s Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively:

	As of September 30, 2022
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	579.0	579.0	—	—
Investments (2):
Equity investments:
Seed money	105.5	105.5	—	—
Investments related to deferred compensation plans	167.4	167.4	—	—
Other equity securities	1.0	1.0	—	—
Assets held for policyholders (3)	754.3	754.3	—	—
Total	1,607.2	1,607.2	—	—
Liabilities:
Total return swaps related to deferred compensation plans	(26.6)	—	(26.6)	—
Total	(26.6)	—	(26.6)	—

	As of December 31, 2021
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	1,270.0	1,270.0	—	—
Investments (2):
Equity investments:
Seed money	109.4	109.4	—	—
Investments related to deferred compensation plans	226.6	226.6	—	—
Other equity securities	1.9	1.9	—	—
Assets held for policyholders (3)	1,893.6	1,893.6	—	—
Total return swaps related to deferred compensation plans	1.6	—	1.6	—
Total	3,503.1	3,501.5	1.6	—
Liabilities:
Contingent consideration liability	(1.3)	—	—	(1.3)
Total	(1.3)	—	—	(1.3)
____________
(1)    The balance primarily represents cash held in affiliated money market funds.

(2)    Foreign time deposits of $21.7 million (December 31, 2021: $30.4 million) are excluded from this table. Equity method and other investments of $605.6 million and $5.5 million, respectively, are also excluded from this table (December 31, 2021: $550.1 million and $7.9 million, respectively). These investments are not measured at fair value, in accordance with applicable accounting standards.

(3)    The majority of assets held for policyholders are held in affiliated funds.

Total Return Swaps

In addition to holding equity investments, the company has a total return swap (TRS) to hedge economically certain deferred compensation liabilities. The notional value of the TRS at September 30, 2022 was $304.9 million, and the fair value of the TRS was a liability of $26.6 million (December 31, 2021 notional value was $343.1 million and the fair value was an asset of $1.6 million). The company’s net collateral paid balance related to the TRS was $23.8 million at September 30, 2022 (December 31, 2021: $20.5 million). During the three and nine months ended September 30, 2022, market valuation losses related to the TRS of $19.8 million and $91.9 million were recognized in Other gains/(losses), net (three and nine months ended September 30, 2021: $7.7 million net loss and $18.3 million net gains).

3.  INVESTMENTS

The disclosures below include details of the company’s investments. Investments held by CIP are detailed in Note 13, "Consolidated Investment Products".

$ in millions	September 30, 2022	December 31, 2021
Equity investments:
Seed money	105.5	109.4
Investments related to deferred compensation plans	167.4	226.6
Other equity securities	1.0	1.9
Equity method investments	605.6	550.1
Foreign time deposits	21.7	30.4
Other	5.5	7.9
Total investments (1)	906.7	926.3
____________
(1)    The majority of the company’s investment balances relate to balances held in affiliated funds and equity method investees.

Equity investments

The unrealized gains and losses for the three and nine months ended September 30, 2022 that relate to equity investments still held at September 30, 2022, were a $14.4 million net loss and a $84.1 million net loss, respectively (three and nine months ended September 30, 2021: $21.8 million net loss and $22.7 million net gain).

4.  DEBT

The disclosures below include details of the company’s debt. Debt of CIP is detailed in Note 13, "Consolidated Investment Products".

	September 30, 2022		December 31, 2021
$ in millions	Carrying Value (3)	Fair Value	Carrying Value (3)	Fair Value
$1.5 billion floating rate credit facility expiring April 26, 2026	—	—	—	—
Unsecured Senior Notes (1):
$600 million 3.125% - due November 30, 2022 (2)	—	—	599.4	613.8
$600 million 4.000% - due January 30, 2024	598.6	591.9	597.8	633.7
$500 million 3.750% - due January 15, 2026	497.8	480.4	497.3	541.2
$400 million 5.375% - due November 30, 2043	390.7	359.7	390.6	536.8
Debt	1,487.1	1,432.0	2,085.1	2,325.5
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

The number of preferred shares issued and outstanding is represented in the table below:

	As of
in millions	September 30, 2022	December 31, 2021
Preferred shares issued (1)	4.0	4.0
Preferred shares outstanding (1)	4.0	4.0
__________
(1)    Preferred shares are held by MassMutual and are subject to a lock-up period of five years, which disallows the sale of preferred shares by MassMutual during the five-year period beginning on the original issue date of May 24, 2019.

The number of common shares and common share equivalents issued are represented in the table below:

	As of
in millions	September 30, 2022	December 31, 2021
Common shares issued	566.1	566.1
Less: Treasury shares for which dividend and voting rights do not apply	(111.3)	(104.9)
Common shares outstanding	454.8	461.2

6.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended September 30, 2022
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(330.1)	—	—	—	(330.1)
Other comprehensive income, net	—	0.2	—	—	0.2
Other comprehensive income/(loss), net of tax	(330.1)	0.2	—	—	(329.9)

Beginning balance	(712.7)	(89.1)	—	0.7	(801.1)
Other comprehensive income/(loss), net of tax	(330.1)	0.2	—	—	(329.9)
Ending balance	(1,042.8)	(88.9)	—	0.7	(1,131.0)

	For the nine months ended September 30, 2022
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(690.2)	—	—	—	(690.2)
Other comprehensive income/(loss), net	—	0.7	—	—	0.7
Other comprehensive income/(loss), net of tax	(690.2)	0.7	—	—	(689.5)

Beginning balance	(352.6)	(89.6)	—	0.7	(441.5)
Other comprehensive income/(loss), net of tax	(690.2)	0.7	—	—	(689.5)
Ending balance	(1,042.8)	(88.9)	—	0.7	(1,131.0)

	For the three months ended September 30, 2021
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(108.7)	—	—	—	(108.7)
Other comprehensive income, net	—	1.2	—	—	1.2
Other comprehensive income/(loss), net of tax	(108.7)	1.2	—	—	(107.5)

Beginning balance	(243.6)	(126.9)	0.1	0.6	(369.8)
Other comprehensive income/(loss), net of tax	(108.7)	1.2	—	—	(107.5)
Ending balance	(352.3)	(125.7)	0.1	0.6	(477.3)

	For the nine months ended September 30, 2021
$ in millions	Foreign currency translation	Employee benefit plans	Equity method investments	Available-for-sale investments	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(73.0)	—	—	—	(73.0)
Other comprehensive income, net	—	0.3	—	(0.1)	0.2
Other comprehensive income/(loss), net of tax	(73.0)	0.3	—	(0.1)	(72.8)

Beginning balance	(279.3)	(126.0)	0.1	0.7	(404.5)
Other comprehensive income/(loss), net of tax	(73.0)	0.3	—	(0.1)	(72.8)
Ending balance	(352.3)	(125.7)	0.1	0.6	(477.3)

Net Investment Hedge

The company designated certain intercompany debt as a non-derivative net investment hedging instrument against foreign currency exposure related to its net investment in foreign operations. At September 30, 2022 and December 31, 2021, £130 million ($147.6 million and $176.1 million, respectively) of intercompany debt was designated as a net investment hedge. For the three and nine months ended September 30, 2022, the company recognized foreign currency gains of $12.8 million and $28.5 million (three and nine months ended September 30, 2021: gains of $3.6 million and losses of $4.3 million) resulting from the net investment hedge within currency translation differences on investments in foreign subsidiaries in Other comprehensive income.

7. REVENUE

The geographic disaggregation of revenue for the three and nine months ended September 30, 2022 and 2021 are presented below. There are no revenues attributed to the company’s country of domicile, Bermuda.

	For the three months ended September 30,
$ in millions	2022	2021
Americas	1,125.1	1,329.8
Asia Pacific	63.2	81.5
EMEA(1)	257.4	338.7
Total operating revenues	1,445.7	1,750.0

	For the nine months ended September 30,
$ in millions	2022	2021
Americas	3,553.2	3,842.8
Asia Pacific	218.7	260.8
EMEA(1)	833.6	1027.5
Total operating revenues	4,605.5	5,131.1
__________
(1) Includes UK revenue of $124.3 million and $157.7 million for the three month periods ended September 30, 2022 and 2021 and $404.7 million and $486.0 million for the nine month periods ended September 30, 2022 and 2021.

Money Market Fee Waivers

The company is currently providing voluntary yield support waivers of its revenues on certain money market funds to ensure that they maintain a minimum level of daily net investment income. During the three and nine months ended September 30, 2022, yield support waivers resulted in a reduction of total gross operating revenues of $1.4 million and $33.7 million (three and nine months ended September 30, 2021: $40.8 million and $111.2 million). A significant portion of our money market AUM arises from the institutional distribution channel, where relationships with our distribution partners allow us to share the waiver impact. Gross waivers are partially offset by a reduction of payments to these intermediaries, which are included in third-party distribution, service and advisory expenses.

8.  COMMON SHARE-BASED COMPENSATION

The company recognized total expenses of $83.1 million and $106.0 million related to equity-settled common share-based payment transactions in the nine months ended September 30, 2022 and 2021, respectively.

Movements on common share awards during the periods ended September 30, are detailed below:

	For the nine months ended September 30, 2022			For the nine months ended September 30, 2021
millions of common shares, except fair values	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value ($)	Time- Vested	Performance- Vested
Unvested at the beginning of period	13.5	1.9	18.88	18.1	1.6
Granted during the period	3.6	1.0	21.23	3.4	0.6
Forfeited during the period	(0.3)	(0.1)	19.33	(0.4)	—
Vested and distributed during the period	(6.2)	(0.4)	20.20	(7.3)	(0.3)
Unvested at the end of the period	10.6	2.4	19.02	13.8	1.9
The total fair value of common shares that vested during the nine months ended September 30, 2022 was $131.7 million (nine months ended September 30, 2021: $182.9 million). The weighted average grant date fair value of the common share awards that were granted during the nine months ended September 30, 2022 was $21.23 (nine months ended September 30, 2021: $22.61).

At September 30, 2022, there was $168.6 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.4 years.

9. RETIREMENT BENEFIT PLANS

On June 28, 2022, the company entered into a pension buy-in agreement for the UK defined benefit pension plan with a third party insurer. The agreement does not relieve the company of the primary responsibility to fund the pension obligations. The company transferred plan assets of £88.8 million ($107.4 million) in exchange for an insurance asset, which was recorded at fair value. The transaction did not have a material impact on the company’s results of operations or financial condition for the nine months ended September 30, 2022.

10. RESTRUCTURING

In 2020, the company initiated a strategic evaluation focusing on four key areas of our expense base: our organizational model, our real estate footprint, management of third-party spend and technology and operations efficiency.

Restructuring expenses related to the strategic evaluation were $5.4 million and $32.4 million, respectively, for the three and nine months ended September 30, 2022 (three and nine months ended September 30, 2021: $17.9 million and $68.0 million, respectively). Restructuring expenses are recorded to transaction, integration and restructuring expenses on the Condensed Consolidated Statements of Income.

The company will continue to incur restructuring expenses related to the strategic evaluation through the first quarter of 2023, primarily comprised of property, office and technology costs and general and administrative costs. These costs are not expected to be material.

The following table shows a roll-forward of the restructuring liability as of September 30, 2022 and December 31, 2021 and the total restructuring charges for the periods then ended. The company recorded the liability to accrued compensation and benefits, and accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

	For the nine month period ended September 30, 2022	For the twelve month period ended December 31, 2021
Beginning balance	34.8	44.5
Accrued charges	7.2	78.0
Payments	(38.4)	(87.7)
Ending balance	3.6	34.8
Non-cash charges (1)	72.6	47.4
Cumulative charges incurred	251.9	219.5
__________
(1) Non-cash charges include stock-based compensation, accelerated depreciation of certain assets and location strategy costs (including impairment).

11.  EARNINGS PER COMMON SHARE

The calculation of earnings per common share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
In millions, except per common share data	2022	2021	2022	2021
Net income attributable to Invesco Ltd.	177.4	330.1	496.1	966.2

Invesco Ltd:
Weighted average common shares outstanding - basic	457.0	463.3	457.7	462.6
Dilutive effect of non-participating common share-based awards	2.5	2.7	2.3	3.0
Weighted average common shares outstanding - diluted	459.5	466.0	460.0	465.6

Earnings per common share:
-basic	$0.39	$0.71	$1.08	$2.09
-diluted	$0.39	$0.71	$1.08	$2.08

See Note 8, “Common Share-Based Compensation,” for a summary of common share awards outstanding under the company’s common share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted earnings per common share.

12.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has committed to co-invest in certain investment products, which may be called in future periods. At September 30, 2022, the company’s undrawn co-invest capital commitments were $346.5 million (December 31, 2021: $488.8 million).

Certain of our managed investment products have entered into revolving credit facilities with financial institutions. Pursuant to these arrangements, the company provided equity commitments and guarantees to certain of these investment products that are temporary in nature. The revolving credit facilities look first to the respective investment products for repayment and servicing. The company’s equity commitment or guarantee would only be called in the event a particular investment product is unable to meet its obligation. The company believes the likelihood of being required to fund its equity commitments or guarantees under these arrangements to be remote. To date, the company has not been required to fund any equity commitments under these arrangements. The maximum amount of future payments under the commitments is $270.1 million and under the guarantees is $30 million. The fair value of the guarantee liability is not significant to the consolidated financial statements.

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

In assessing the impact that a legal or regulatory matter will have on the company, management evaluates the need for an accrual on a case-by-case basis. If the likelihood of a loss is deemed probable and is reasonably estimable, the estimated loss is accrued. If the likelihood of a loss is assessed as less than probable, or an amount or range of loss cannot be reasonably estimated, a loss is not accrued. In management’s opinion, adequate accrual has been made as of September 30, 2022 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount and are deemed probable. Management is of the opinion that the ultimate resolution of such claims will not materially affect the company’s business, financial position, results of operation or liquidity.

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

13.  CONSOLIDATED INVESTMENT PRODUCTS (CIP)

The balances related to CIP are identified on the Consolidated Balance Sheets. At September 30, 2022, the company’s net interests in CIP were $443.6 million (December 31, 2021: $461.2 million). The consolidation of investment products had no impact on net income attributable to the company during the three and nine months ended September 30, 2022 and 2021.

Non-consolidated VIEs

At September 30, 2022, the company’s carrying value and maximum risk of loss with respect to variable interest entities (VIEs) in which the company holds a variable interest, but is not the primary beneficiary was $132.5 million (December 31, 2021: $134.1 million).

Changes to consolidation of VIEs/VOEs

During the nine months ended September 30, 2022, the company invested in and consolidated five new VIEs and one new voting rights entity (VOE) (September 30, 2021: the company invested in and consolidated nine new VIEs and three new VOEs). Additionally, during the nine months ended September 30, 2022, the company determined it was no longer the primary beneficiary of three VIEs and four VOEs (September 30, 2021: the company determined that it was no longer the primary beneficiary of five VIEs and four VOEs). The tables below illustrate the net impact of these consolidation changes to our condensed consolidated summary balance sheets.

	For the nine months ended September 30, 2022		For the nine months ended September 30, 2021
$ in millions	VIEs	VOEs	VIEs	VOEs
Net increase (decrease) in assets of CIP	178.4	(22.2)	244.8	104.6
Net increase (decrease) in liabilities of CIP	3.3	—	67.1	1.0

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	6,251.4	—	6,029.8	221.6	—
Bonds	750.0	40.5	709.5	—	—
Equity securities	271.9	132.0	40.3	99.6	—
Equity and fixed income mutual funds	208.8	4.3	204.5	—	—
Investments in other private equity funds	452.7	—	—	7.6	445.1
Real estate investments	562.3	—	—	—	562.3
Total assets at fair value	8,497.1	176.8	6,984.1	328.8	1,007.4

	As of December 31, 2021
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	7,132.4	—	6,993.6	138.8	—
Bonds	714.9	22.3	692.4	0.2	—
Equity securities	219.1	103.9	29.7	85.5	—
Equity and fixed income mutual funds	243.2	20.1	223.1	—	—
Investments in other private equity funds	454.9	—	—	8.1	446.8
Real estate investments	278.0	—	—	—	278.0
Total assets at fair value	9,042.5	146.3	7,938.8	232.6	724.8

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

Affiliated operating revenue, which includes investment management fees, service and distribution fees, performance fees and other revenue on the Condensed Consolidated Statements of Income is $1,321.3 million and $4,201.8 million for the three and nine months ended September 30, 2022 ($1,604.6 million and $4,696.7 million three and nine months ended September 30, 2021).

Due from affiliates, which is included within accounts receivable and other assets on the Condensed Consolidated Balance Sheets is $716.5 million and $681.4 million at September 30, 2022 and December 31, 2021 respectively, primarily comprised of receivables from affiliated Invesco funds, accrued income and other receivable balances from affiliates.

Due to affiliates, which is included within accounts payable and accrued compensation on the Condensed Consolidated Balance Sheets is $131.2 million and $146.5 million at September 30, 2022 and December 31, 2021, respectively, primarily comprised of payables to unconsolidated affiliated Invesco funds and other payables to related parties, including current and former company executive employees and directors.

Refer to Note 2, "Fair Value of Assets and Liabilities" and Note 3, "Investments" for more information on balances invested in Invesco affiliated funds.

15.  SUBSEQUENT EVENTS

On October 25, 2022, the company announced a third quarter 2022 dividend of $0.1875 per common share, payable on December 2, 2022, to common shareholders of record at the close of business on November 11, 2022 with an ex-dividend date of November 9, 2022

On October 25, 2022, the company declared a preferred dividend of $14.75 per share representing the period from September1, 2022 through November 30, 2022. The preferred dividend is payable on December 1, 2022 to preferred shareholders of record at the close of business on November 15, 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto, which appear elsewhere in this Report. Except for the historical financial information, this Report may include statements that constitute “forward-looking statements” under the United States securities laws. Forward-looking statements include information concerning future results of our operations, expenses, earnings, liquidity, cash flow and capital expenditures, industry or market conditions, assets under management, geopolitical events and the COVID-19 pandemic and their respective potential impact on the company, acquisitions and divestitures, debt and our ability to obtain additional financing or make payments, regulatory developments, demand for and pricing of our products and other aspects of our business or general economic conditions. In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. None of this information should be considered in isolation from, or as a substitute for, historical financial statements.

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

The challenging industry backdrop continued in the third quarter, and investors continued to behave cautiously. Uncertainty associated with rising recession fears, higher inflation, interest rate hikes in most major economies and geopolitical tensions drove most global market indices lower. The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and nine months ended September 30, 2022 and 2021:

	Index expressed in currency	Three months ended September 30,		Nine months ended September 30,
Equity Index		2022	2021	2022	2021
S&P 500	U.S. Dollar	(5.3)%	0.2%	(24.8)%	14.7%
FTSE 100	British Pound	(3.8)%	0.7%	(6.7)%	9.7%
FTSE 100	U.S. Dollar	(12.1)%	(1.8)%	(23.2)%	8.2%
Nikkei 225	Japanese Yen	(1.7)%	2.3%	(9.9)%	7.3%
Nikkei 225	U.S. Dollar	(7.9)%	2.0%	(28.3)%	(0.6)%
MSCI Emerging Markets	U.S. Dollar	(12.5)%	(8.8)%	(28.9)%	(3.0)%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	(4.8)%	0.1%	(14.6)%	(1.6)%

Despite the volatile markets, our diversified product lineup maintained net inflows in certain key capability areas, notably Active Fixed Income, Greater China, and the Institutional Channel. These areas, in addition to ETFs and private markets capabilities, have garnered net long-term inflows on a year-to-date basis.

We remain highly focused on our capital priorities, investing in our key growth areas, and efficiently allocating our resources. Consistent with our commitment to improve our leverage profile, we continue to manage our debt to lower levels. We ended the quarter with no balance on our credit facility and our cash and cash equivalents balance increased to over $1 billion. The progress we have made in our efforts to build financial flexibility has Invesco well-positioned to navigate near-term volatility and deliver long-term growth.

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

The impact of CIP is so significant to the presentation of the company’s Condensed Consolidated Financial Statements that the company has elected to deconsolidate these products in its non-GAAP disclosures (among other adjustments). See Schedule of Non-GAAP Information for additional information regarding these adjustments. The following discussion therefore combines the results presented under U.S. generally accepted accounting principles (U.S. GAAP) with the company’s non-GAAP presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow the Assets Under Management discussion:

•Results of Operations (three and nine months ended September 30, 2022 compared to three and nine months ended September 30, 2021);
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

Summary Operating Information
Summary operating information is presented in the table below:

$ in millions, other than per common share amounts, operating margins and AUM	Three months ended September 30,		Nine months ended September 30,
U.S. GAAP Financial Measures Summary	2022	2021	2022	2021
Operating revenues	1,445.7	1,750.0	4,605.5	5,131.1
Operating income	350.2	463.8	1,072.6	1,279.0
Operating margin	24.2%	26.5%	23.3%	24.9%
Net income attributable to Invesco Ltd.	177.4	330.1	496.1	966.2
Diluted EPS	0.39	0.71	1.08	2.08

Non-GAAP Financial Measures Summary(1)
Net revenues	1,110.6	1,333.5	3,536.9	3,887.4
Adjusted operating income	369.4	561.6	1,275.9	1,605.1
Adjusted operating margin	33.3%	42.1%	36.1%	41.3%
Adjusted net income attributable to Invesco Ltd.	155.8	358.6	595.4	1,039.9
Adjusted diluted EPS	0.34	0.77	1.29	2.23

Assets Under Management
Ending AUM (billions)	1,323.3	1,528.6	1,323.3	1,528.6
Average AUM (billions)	1,416.2	1,540.5	1,472.8	1,471.9
_________
(1)Net revenues, Adjusted Operating Income (and by calculation, adjusted operating margin), and Adjusted Net Income (and by calculation, adjusted diluted EPS) are non-GAAP financial measures, based on methodologies other than US GAAP. See “Schedule of Non-GAAP Information” for a reconciliation of the most directly comparable US GAAP measures to the non-GAAP measures.

Investment Capabilities Performance Overview

Invesco’s first strategic priority is to achieve strong investment performance over the long-term for our clients. The table below presents the one-, three-, five-, and ten-year performance of our actively managed investment products measured by the percentage of AUM ahead of benchmark and AUM in the top half of peer group(1).

	Benchmark Comparison				Peer Group Comparison
	% of AUM In Top Half of Benchmark				% of AUM in Top Half of Peer Group
	1yr	3yr	5yr	10yr	1yr	3yr	5yr	10yr
Equities (2)
U.S. Core (4%)	42%	30%	16%	16%	21%	16%	15%	—%
U.S. Growth (6%)	19%	46%	46%	46%	32%	43%	43%	37%
U.S. Value (7%)	91%	60%	91%	87%	81%	55%	41%	37%
Sector (1%)	8%	9%	2%	53%	52%	30%	23%	54%
UK (1%)	56%	37%	39%	43%	98%	29%	37%	37%
Canadian (<1%)	100%	100%	66%	58%	87%	79%	—%	—%
Asian (3%)	60%	78%	85%	91%	53%	38%	63%	87%
Continental European (1%)	76%	47%	7%	93%	85%	37%	19%	91%
Global (5%)	19%	14%	—%	79%	14%	5%	1%	22%
Global Ex U.S. and Emerging Markets (8%)	12%	20%	30%	99%	10%	1%	10%	12%
Fixed Income (2)
Money Market (26%)	82%	96%	97%	100%	84%	82%	82%	98%
U.S. Fixed Income (12%)	27%	78%	79%	97%	19%	54%	85%	92%
Global Fixed Income (7%)	41%	84%	80%	90%	65%	69%	76%	92%
Stable Value (6%)	100%	100%	100%	100%	97%	97%	97%	100%
Other (2)
Alternatives (6%)	22%	40%	30%	33%	62%	40%	49%	42%
Balanced (7%)	47%	94%	61%	62%	57%	59%	82%	94%
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
Data as of September 30, 2022. AUM measured in the one, three, five and ten year quartile rankings represents 46%, 46%, 45% and 41% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three, five and ten year basis represents 60%, 58%, 57% and 51% of total Invesco AUM. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (e.g., Morningstar, IA, Lipper, eVestment, Mercer, Galaxy, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.
(2)    Numbers in parenthesis reflect AUM for each investment product (see Note above for exclusions) as a percentage of the total AUM for the five-year peer group ($598.3 billion).

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

The AUM tables and the discussion below refer to certain AUM as long-term. Long-term inflows and the underlying reasons for the movements in this line item include investments from new clients and existing clients adding new accounts/funds or contributions/subscriptions into existing accounts/funds. Long-term outflows reflect client redemptions from accounts/funds and include the return of invested capital upon the maturity. We present net flows into money market funds separately because shareholders of those funds typically use them as short-term funding vehicles and the flows are particularly sensitive to short-term interest rate movements.

Changes in AUM were as follows:

	For the three months ended September 30,
	2022			2021
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
June 30	1,390.4	957.9	432.5	1,525.0	1,066.0	459.0
Long-term inflows	68.7	44.5	24.2	91.7	60.3	31.4
Long-term outflows	(76.4)	(51.8)	(24.6)	(78.4)	(53.5)	(24.9)
Net long-term flows	(7.7)	(7.3)	(0.4)	13.3	6.8	6.5
Net flows in non-management fee earning AUM	1.9	—	1.9	5.5	—	5.5
Net flows in money market funds	10.0	10.0	—	2.6	2.6	—
Total net flows	4.2	2.7	1.5	21.4	9.4	12.0
Reinvested distributions	0.9	0.9	—	0.8	0.8	—
Market gains and losses	(55.1)	(32.0)	(23.1)	(14.6)	(13.1)	(1.5)
Foreign currency translation	(17.1)	(15.4)	(1.7)	(4.0)	(3.1)	(0.9)
September 30	1,323.3	914.1	409.2	1,528.6	1,060.0	468.6
Average AUM
Average long-term AUM	1,071.9	793.0	278.9	1,203.6	930.5	273.1
Average AUM	1,416.2	961.6	454.6	1,540.5	1,065.6	474.9
Average QQQ AUM	165.9	N/A	165.9	186.2	N/A	186.2

	For the three months ended September 30,
	2022	2021
Revenue yield (bps) (1)
U.S. GAAP Gross revenue yield	43.7	48.1
Net revenue yield ex performance fees ex QQQ	35.3	39.1
Active net revenue yield ex performance fees	40.6	44.3
Passive net revenue yield ex QQQ	17.8	19.7

	For the nine months ended September 30,
	2022			2021
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
December 31	1,610.9	1,082.5	528.4	1,349.9	979.3	370.6
Long-term inflows	256.4	155.0	101.4	326.3	197.7	128.6
Long-term outflows	(253.7)	(172.8)	(80.9)	(257.4)	(181.3)	(76.1)
Net long-term flows	2.7	(17.8)	20.5	68.9	16.4	52.5
Net flows in non-management fee earning AUM	(1.1)	—	(1.1)	8.1	—	8.1
Net flows in money market funds	26.3	26.3	—	29.7	29.7	—
Total net flows	27.9	8.5	19.4	106.7	46.1	60.6
Reinvested distributions	3.5	3.5	—	2.6	2.6	—
Market gains and losses	(278.3)	(143.6)	(134.7)	75.6	36.4	39.2
Foreign currency translation	(40.7)	(36.8)	(3.9)	(6.2)	(4.4)	(1.8)
September 30	1,323.3	914.1	409.2	1,528.6	1,060.0	468.6
Average AUM
Average long-term AUM	1,125.6	839.4	286.2	1,162.6	914.9	247.7
Average AUM	1,472.8	1,000.3	472.5	1,471.9	1,041.0	430.9
Average QQQ AUM	174.6	N/A	174.6	167.3	N/A	167.3

	For the nine months ended September 30,
	2022	2021
Revenue yield (bps) (1)
U.S. GAAP Gross revenue yield	44.6	49.2
Net revenue yield ex performance fees ex QQQ	36.0	39.4
Active net revenue yield ex performance fees	41.3	44.2
Passive net revenue yield ex QQQ	18.2	20.4
___________
(1)    U.S. GAAP gross revenue yield is not considered a meaningful effective fee rate measure. Gross revenue yield on AUM is equal to U.S. GAAP annualized total operating revenues divided by average AUM, excluding Invesco Great Wall (IGW) AUM. It is appropriate to exclude the average AUM of IGW as the revenues resulting from these AUM are not presented in our operating revenues. The average AUM for IGW in the three and nine months ended September 30, 2022 was $93.1 billion and $95.4 billion (three and nine months ended September 30, 2021: $85.5 billion and $81.1 billion). The U.S. GAAP gross revenue yield is not a good measure because the numerator of the U.S. GAAP gross revenue yield excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Net revenue yield metrics include the net revenues and average AUM of IGW and CIP. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.

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

Market Returns

Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. The table in the “Executive Overview” section of this Management’s Discussion and

Analysis summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and nine months ended September 30, 2022 and 2021.

Foreign Exchange Rates

During the three and nine months ended September 30, 2022, we experienced a decrease in AUM of $17.1 billion and $40.7 billion respectively, due to changes in foreign exchange rates. During the three months and nine months ended September 30, 2021, AUM decreased by $4.0 billion and $6.2 billion, respectively, due to changes in foreign exchange rates.

Total AUM by Channel (1)

As of and for the Three Months Ended September 30, 2022 and 2021:

$ in billions	Total	Retail	Institutional
June 30, 2022	1,390.4	898.8	491.6
Long-term inflows	68.7	47.3	21.4
Long-term outflows	(76.4)	(58.9)	(17.5)
Net long-term flows	(7.7)	(11.6)	3.9
Net flows in non-management fee earning AUM	1.9	1.8	0.1
Net flows in money market funds	10.0	(1.0)	11.0
Total net flows	4.2	(10.8)	15.0
Reinvested distributions	0.9	0.8	0.1
Market gains and losses	(55.1)	(47.4)	(7.7)
Foreign currency translation	(17.1)	(7.4)	(9.7)
September 30, 2022	1,323.3	834.0	489.3

June 30, 2021	1,525.0	1,060.7	464.3
Long-term inflows	91.7	62.3	29.4
Long-term outflows	(78.4)	(60.5)	(17.9)
Net long-term flows	13.3	1.8	11.5
Net flows in non-management fee earning AUM	5.5	5.7	(0.2)
Net flows in money market funds	2.6	(0.4)	3.0
Total net flows	21.4	7.1	14.3
Reinvested distributions	0.8	0.8	—
Market gains and losses	(14.6)	(15.5)	0.9
Foreign currency translation	(4.0)	(1.5)	(2.5)
September 30, 2021	1,528.6	1,051.6	477.0

As of and for the Nine Months Ended September 30, 2022 and 2021:

$ in billions	Total	Retail	Institutional
December 31, 2021	1,610.9	1,106.5	504.4
Long-term inflows	256.4	190.8	65.6
Long-term outflows	(253.7)	(200.3)	(53.4)
Net long-term flows	2.7	(9.5)	12.2
Net flows in non-management fee earning AUM	(1.1)	2.4	(3.5)
Net flows in money market funds	26.3	1.5	24.8
Total net flows	27.9	(5.6)	33.5
Reinvested distributions	3.5	3.2	0.3
Market gains and losses	(278.3)	(254.3)	(24.0)
Foreign currency translation	(40.7)	(15.8)	(24.9)
September 30, 2022	1,323.3	834.0	489.3

December 31, 2020	1,349.9	947.1	402.8
Long-term inflows	326.3	232.0	94.3
Long-term outflows	(257.4)	(199.5)	(57.9)
Net long-term flows	68.9	32.5	36.4
Net flows in non-management fee earning AUM	8.1	7.5	0.6
Net flows in money market funds	29.7	3.6	26.1
Total net flows	106.7	43.6	63.1
Reinvested distributions	2.6	2.4	0.2
Market gains and losses	75.6	59.0	16.6
Foreign currency translation	(6.2)	(0.5)	(5.7)
September 30, 2021	1,528.6	1,051.6	477.0
________
See accompanying notes immediately following these AUM tables.

Active AUM by Channel (1)

As of and for the Three Months Ended September 30, 2022 and 2021:

$ in billions	Total	Retail	Institutional
June 30, 2022	957.9	509.0	448.9
Long-term inflows	44.5	23.6	20.9
Long-term outflows	(51.8)	(35.8)	(16.0)
Net long-term flows	(7.3)	(12.2)	4.9
Net flows in money market funds	10.0	(1.0)	11.0
Total net flows	2.7	(13.2)	15.9
Reinvested distributions	0.9	0.8	0.1
Market gains and losses	(32.0)	(27.1)	(4.9)
Foreign currency translation	(15.4)	(6.7)	(8.7)
September 30, 2022	914.1	462.8	451.3

June 30, 2021	1,066.0	649.3	416.7
Long-term inflows	60.3	35.5	24.8
Long-term outflows	(53.5)	(37.9)	(15.6)
Net long-term flows	6.8	(2.4)	9.2
Net flows in money market funds	2.6	(0.4)	3.0
Total net flows	9.4	(2.8)	12.2
Reinvested distributions	0.8	0.8	—
Market gains and losses	(13.1)	(13.8)	0.7
Foreign currency translation	(3.1)	(1.3)	(1.8)
September 30, 2021	1,060.0	632.2	427.8

As of and for the Nine Months Ended September 30, 2022 and 2021:

$ in billions	Total	Retail	Institutional
December 31, 2021	1,082.5	631.7	450.8
Long-term inflows	155.0	91.6	63.4
Long-term outflows	(172.8)	(123.0)	(49.8)
Net long-term flows	(17.8)	(31.4)	13.6
Net flows in money market funds	26.3	1.5	24.8
Total net flows	8.5	(29.9)	38.4
Reinvested distributions	3.5	3.2	0.3
Market gains and losses	(143.6)	(128.0)	(15.6)
Foreign currency translation	(36.8)	(14.2)	(22.6)
September 30, 2022	914.1	462.8	451.3

December 31, 2020	979.3	601.1	378.2
Long-term inflows	197.7	129.3	68.4
Long-term outflows	(181.3)	(127.8)	(53.5)
Net long-term flows	16.4	1.5	14.9
Net flows in money market funds	29.7	3.6	26.1
Total net flows	46.1	5.1	41.0
Reinvested distributions	2.6	2.4	0.2
Market gains and losses	36.4	23.7	12.7
Foreign currency translation	(4.4)	(0.1)	(4.3)
September 30, 2021	1,060.0	632.2	427.8
________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (1)

As of and for the Three Months Ended September 30, 2022 and 2021:

$ in billions	Total	Retail	Institutional
June 30, 2022	432.5	389.8	42.7
Long-term inflows	24.2	23.7	0.5
Long-term outflows	(24.6)	(23.1)	(1.5)
Net long-term flows	(0.4)	0.6	(1.0)
Net flows in non-management fee earning AUM	1.9	1.8	0.1
Total net flows	1.5	2.4	(0.9)
Market gains and losses	(23.1)	(20.3)	(2.8)
Foreign currency translation	(1.7)	(0.7)	(1.0)
September 30, 2022	409.2	371.2	38.0

June 30, 2021	459.0	411.4	47.6
Long-term inflows	31.4	26.8	4.6
Long-term outflows	(24.9)	(22.6)	(2.3)
Net long-term flows	6.5	4.2	2.3
Net flows in non-management fee earning AUM	5.5	5.7	(0.2)
Total net flows	12.0	9.9	2.1
Market gains and losses	(1.5)	(1.7)	0.2
Foreign currency translation	(0.9)	(0.2)	(0.7)
September 30, 2021	468.6	419.4	49.2

As of and for the Nine Months Ended September 30, 2022 and 2021:

$ in billions	Total	Retail	Institutional
December 31, 2021	528.4	474.8	53.6
Long-term inflows	101.4	99.2	2.2
Long-term outflows	(80.9)	(77.3)	(3.6)
Net long-term flows	20.5	21.9	(1.4)
Net flows in non-management fee earning AUM	(1.1)	2.4	(3.5)
Total net flows	19.4	24.3	(4.9)
Market gains and losses	(134.7)	(126.3)	(8.4)
Foreign currency translation	(3.9)	(1.6)	(2.3)
September 30, 2022	409.2	371.2	38.0

December 31, 2020	370.6	346.0	24.6
Long-term inflows	128.6	102.7	25.9
Long-term outflows	(76.1)	(71.7)	(4.4)
Net long-term flows	52.5	31.0	21.5
Net flows in non-management fee earning AUM	8.1	7.5	0.6
Total net flows	60.6	38.5	22.1
Market gains and losses	39.2	35.3	3.9
Foreign currency translation	(1.8)	(0.4)	(1.4)
September 30, 2021	468.6	419.4	49.2
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class (2)

As of and for the Three Months Ended September 30, 2022 and 2021:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
June 30, 2022	1,390.4	644.8	309.1	72.9	164.0	199.6
Long-term inflows	68.7	25.0	30.4	3.2	—	10.1
Long-term outflows	(76.4)	(32.4)	(23.9)	(4.7)	—	(15.4)
Net long-term flows	(7.7)	(7.4)	6.5	(1.5)	—	(5.3)
Net flows in non-management fee earning AUM	1.9	1.8	0.1	—	—	—
Net flows in money market funds	10.0	—	0.3	—	9.7	—
Total net flows	4.2	(5.6)	6.9	(1.5)	9.7	(5.3)
Reinvested distributions	0.9	0.2	0.4	0.1	—	0.2
Market gains and losses	(55.1)	(36.1)	(7.0)	(5.2)	0.2	(7.0)
Foreign currency translation	(17.1)	(5.8)	(5.1)	(2.7)	(1.8)	(1.7)
September 30, 2022	1,323.3	597.5	304.3	63.6	172.1	185.8
Average AUM	1,416.2	669.5	311.4	69.9	168.8	196.6
% of total average AUM	100.0%	47.3%	22.0%	4.9%	11.9%	13.9%

June 30, 2021	1,525.0	795.5	317.6	88.5	135.7	187.7
Long-term inflows	91.7	41.8	27.3	9.5	—	13.1
Long-term outflows	(78.4)	(42.8)	(16.3)	(8.5)	—	(10.8)
Net long-term flows	13.3	(1.0)	11.0	1.0	—	2.3
Net flows in non-management fee earning AUM	5.5	5.8	(0.3)	—	—	—
Net flows in money market funds	2.6	—	—	—	2.6	—
Total net flows	21.4	4.8	10.7	1.0	2.6	2.3
Reinvested distributions	0.8	0.2	0.3	0.1	—	0.2
Market gains and losses	(14.6)	(12.1)	(1.0)	(3.7)	0.3	1.9
Foreign currency translation	(4.0)	(2.1)	(0.7)	(0.4)	(0.1)	(0.7)
September 30, 2021	1,528.6	786.3	326.9	85.5	138.5	191.4
Average AUM	1,540.5	805.8	322.6	85.7	135.2	191.2
% of total average AUM	100.0%	52.3%	20.9%	5.6%	8.8%	12.4%

As of and for the Nine Months Ended September 30, 2022 and 2021:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2021	1,610.9	841.6	334.8	88.6	148.8	197.1
Long-term inflows	256.4	111.5	88.9	11.8	—	44.2
Long-term outflows	(253.7)	(121.0)	(72.8)	(16.4)	—	(43.5)
Net long-term flows	2.7	(9.5)	16.1	(4.6)	—	0.7
Net flows in non-management fee earning AUM	(1.1)	2.4	(3.5)	—	—	—
Net flows in money market funds	26.3	—	0.3	—	26.0	—
Total net flows	27.9	(7.1)	12.9	(4.6)	26.0	0.7
Reinvested distributions	3.5	1.4	1.1	0.3	—	0.7
Market gains and losses	(278.3)	(224.5)	(31.3)	(15.3)	1.2	(8.4)
Foreign currency translation	(40.7)	(13.9)	(13.2)	(5.4)	(3.9)	(4.3)
September 30, 2022	1,323.3	597.5	304.3	63.6	172.1	185.8
Average AUM	1,472.8	716.0	317.5	75.8	161.0	202.5
% of total average AUM	100.0%	48.6%	21.6%	5.2%	10.9%	13.7%

December 31, 2020	1,349.9	689.6	296.4	78.9	108.5	176.5
Long-term inflows	326.3	158.6	86.5	40.9	—	40.3
Long-term outflows	(257.4)	(134.8)	(54.3)	(34.4)	—	(33.9)
Net long-term flows	68.9	23.8	32.2	6.5	—	6.4
Net flows in non-management fee earning AUM	8.1	7.8	0.3	—	—	—
Net flows in money market funds	29.7	—	—	—	29.7	—
Total net flows	106.7	31.6	32.5	6.5	29.7	6.4
Reinvested distributions	2.6	0.6	1.1	0.3	—	0.6
Market gains and losses	75.6	67.3	(0.9)	(0.2)	0.1	9.3
Foreign currency translation	(6.2)	(2.8)	(2.2)	—	0.2	(1.4)
September 30, 2021	1,528.6	786.3	326.9	85.5	138.5	191.4
Average AUM	1,471.9	762.5	311.5	86.4	126.2	185.3
% of total average AUM	100.0%	51.8%	21.1%	5.9%	8.6%	12.6%
________
See accompanying notes immediately following these AUM tables.

Active AUM by Asset Class (2)

As of and for the Three Months Ended September 30, 2022 and 2021:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
June 30, 2022	957.9	287.5	270.6	72.0	164.0	163.8
Long-term inflows	44.5	10.4	25.2	3.2	—	5.7
Long-term outflows	(51.8)	(16.9)	(21.5)	(4.7)	—	(8.7)
Net long-term flows	(7.3)	(6.5)	3.7	(1.5)	—	(3.0)
Net flows in money market funds	10.0	—	0.3	—	9.7	—
Total net flows	2.7	(6.5)	4.0	(1.5)	9.7	(3.0)
Reinvested distributions	0.9	0.2	0.4	0.1	—	0.2
Market gains and losses	(32.0)	(16.5)	(5.6)	(5.1)	0.2	(5.0)
Foreign currency translation	(15.4)	(4.7)	(4.7)	(2.7)	(1.8)	(1.5)
September 30, 2022	914.1	260.0	264.7	62.8	172.1	154.5
Average AUM	961.6	290.7	271.7	69.0	168.8	161.4
% of total average AUM	100.0%	30.2%	28.3%	7.1%	17.6%	16.8%

June 30, 2021	1,066.0	412.0	274.6	87.4	135.7	156.3
Long-term inflows	60.3	16.0	25.0	9.5	—	9.8
Long-term outflows	(53.5)	(23.0)	(14.0)	(8.5)	—	(8.0)
Net long-term flows	6.8	(7.0)	11.0	1.0	—	1.8
Net flows in money market funds	2.6	—	—	—	2.6	—
Total net flows	9.4	(7.0)	11.0	1.0	2.6	1.8
Reinvested distributions	0.8	0.2	0.3	0.1	—	0.2
Market gains and losses	(13.1)	(10.8)	(0.7)	(3.7)	0.3	1.8
Foreign currency translation	(3.1)	(1.5)	(0.5)	(0.4)	(0.1)	(0.6)
September 30, 2021	1,060.0	392.9	284.7	84.4	138.5	159.5
Average AUM	1,065.6	406.4	280.0	84.6	135.2	159.4
% of total average AUM	100.0%	38.1%	26.3%	7.9%	12.7%	15.0%

As of and for the Nine Months Ended September 30, 2022 and 2021:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2021	1,082.5	389.6	293.1	87.4	148.8	163.6
Long-term inflows	155.0	43.2	73.5	11.8	—	26.5
Long-term outflows	(172.8)	(65.6)	(65.1)	(16.3)	—	(25.8)
Net long-term flows	(17.8)	(22.4)	8.4	(4.5)	—	0.7
Net flows in money market funds	26.3	—	0.3	—	26.0	—
Total net flows	8.5	(22.4)	8.7	(4.5)	26.0	0.7
Reinvested distributions	3.5	1.4	1.1	0.3	—	0.7
Market gains and losses	(143.6)	(97.2)	(25.9)	(15.0)	1.2	(6.7)
Foreign currency translation	(36.8)	(11.4)	(12.3)	(5.4)	(3.9)	(3.8)
September 30, 2022	914.1	260.0	264.7	62.8	172.1	154.5
Average AUM	1,000.3	320.8	277.7	75.0	161.0	165.8
% of total average AUM	100.0%	32.1%	27.8%	7.4%	16.1%	16.6%

December 31, 2020	979.3	383.2	259.4	77.9	108.5	150.3
Long-term inflows	197.7	55.9	74.8	40.8	—	26.2
Long-term outflows	(181.3)	(73.0)	(48.5)	(34.4)	—	(25.4)
Net long-term flows	16.4	(17.1)	26.3	6.4	—	0.8
Net flows in non-management fee earning AUM	—	—	(0.1)	0.1	—	—
Net flows in money market funds	29.7	—	—	—	29.7	—
Total net flows	46.1	(17.1)	26.2	6.5	29.7	0.8
Reinvested distributions	2.6	0.6	1.1	0.3	—	0.6
Market gains and losses	36.4	27.9	(0.2)	(0.3)	0.1	8.9
Foreign currency translation	(4.4)	(1.7)	(1.8)	—	0.2	(1.1)
September 30, 2021	1,060.0	392.9	284.7	84.4	138.5	159.5
Average AUM	1,041.0	403.1	270.9	85.3	126.2	155.5
% of total average AUM	100.0%	38.7%	26.0%	8.3%	12.1%	14.9%
________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class (2)

As of and for the Three Months Ended September 30, 2022 and 2021:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
June 30, 2022	432.5	357.3	38.5	0.9	—	35.8
Long-term inflows	24.2	14.6	5.2	—	—	4.4
Long-term outflows	(24.6)	(15.5)	(2.4)	—	—	(6.7)
Net long-term flows	(0.4)	(0.9)	2.8	—	—	(2.3)
Net flows in non-management fee earning AUM	1.9	1.8	0.1	—	—	—
Total net flows	1.5	0.9	2.9	—	—	(2.3)
Market gains and losses	(23.1)	(19.6)	(1.4)	(0.1)	—	(2.0)
Foreign currency translation	(1.7)	(1.1)	(0.4)	—	—	(0.2)
September 30, 2022	409.2	337.5	39.6	0.8	—	31.3
Average AUM	454.6	378.8	39.7	0.9	—	35.2
% of total average AUM	100.0%	83.3%	8.7%	0.3%	—%	7.7%

June 30, 2021	459.0	383.5	43.0	1.1	—	31.4
Long-term inflows	31.4	25.8	2.3	—	—	3.3
Long-term outflows	(24.9)	(19.8)	(2.3)	—	—	(2.8)
Net long-term flows	6.5	6.0	—	—	—	0.5
Net flows in non-management fee earning AUM	5.5	5.8	(0.3)	—	—	—
Total net flows	12.0	11.8	(0.3)	—	—	0.5
Market gains and losses	(1.5)	(1.3)	(0.3)	—	—	0.1
Foreign currency translation	(0.9)	(0.6)	(0.2)	—	—	(0.1)
September 30, 2021	468.6	393.4	42.2	1.1	—	31.9
Average AUM	474.9	399.4	42.6	1.1	—	31.8
% of total average AUM	100.0%	84.1%	9.0%	0.2%	—%	6.7%

As of and for the Nine Months Ended September 30, 2022 and 2021:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2021	528.4	452.0	41.7	1.2	—	33.5
Long-term inflows	101.4	68.3	15.4	—	—	17.7
Long-term outflows	(80.9)	(55.4)	(7.7)	(0.1)	—	(17.7)
Net long-term flows	20.5	12.9	7.7	(0.1)	—	—
Net flows in non-management fee earning AUM	(1.1)	2.4	(3.5)	—	—	—
Total net flows	19.4	15.3	4.2	(0.1)	—	—
Market gains and losses	(134.7)	(127.3)	(5.4)	(0.3)	—	(1.7)
Foreign currency translation	(3.9)	(2.5)	(0.9)	—	—	(0.5)
September 30, 2022	409.2	337.5	39.6	0.8	—	31.3
Average AUM	472.5	395.2	39.8	0.9	—	36.6
% of total average AUM	100.0%	83.6%	8.4%	0.2%	—%	7.8%

December 31, 2020	370.6	306.4	37.0	1.0	—	26.2
Long-term inflows	128.6	102.7	11.7	0.1	—	14.1
Long-term outflows	(76.1)	(61.8)	(5.8)	—	—	(8.5)
Net long-term flows	52.5	40.9	5.9	0.1	—	5.6
Net flows in non-management fee earning AUM	8.1	7.8	0.4	(0.1)	—	—
Total net flows	60.6	48.7	6.3	—	—	5.6
Market gains and losses	39.2	39.4	(0.7)	0.1	—	0.4
Foreign currency translation	(1.8)	(1.1)	(0.4)	—	—	(0.3)
September 30, 2021	468.6	393.4	42.2	1.1	—	31.9
Average AUM	430.9	359.4	40.6	1.1	—	29.8
% of total average AUM	100.0%	83.4%	9.4%	0.3%	—%	6.9%

________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile (3)

As of and for the Three Months Ended September 30, 2022 and 2021:

$ in billions	Total	Americas	Asia Pacific	EMEA(4)
June 30, 2022	1,390.4	973.5	224.4	192.5
Long-term inflows	68.7	34.8	20.1	13.8
Long-term outflows	(76.4)	(44.7)	(15.0)	(16.7)
Net long-term flows	(7.7)	(9.9)	5.1	(2.9)
Net flows in non-management fee earning AUM	1.9	2.8	0.6	(1.5)
Net flows in money market funds	10.0	10.9	(0.4)	(0.5)
Total net flows	4.2	3.8	5.3	(4.9)
Reinvested distributions	0.9	0.8	—	0.1
Market gains and losses	(55.1)	(35.9)	(9.4)	(9.8)
Foreign currency translation	(17.1)	(1.4)	(10.0)	(5.7)
September 30, 2022	1,323.3	940.8	210.3	172.2

June 30, 2021	1,525.0	1,075.8	225.6	223.6
Long-term inflows	91.7	49.7	26.0	16.0
Long-term outflows	(78.4)	(44.9)	(16.7)	(16.8)
Net long-term flows	13.3	4.8	9.3	(0.8)
Net flows in non-management fee earning AUM	5.5	4.6	0.9	—
Net flows in money market funds	2.6	2.7	(0.2)	0.1
Total net flows	21.4	12.1	10.0	(0.7)
Reinvested distributions	0.8	0.7	—	0.1
Market gains and losses	(14.6)	(8.7)	(4.2)	(1.7)
Foreign currency translation	(4.0)	(0.7)	(1.1)	(2.2)
September 30, 2021	1,528.6	1,079.2	230.3	219.1

As of and for the Nine Months Ended September 30, 2022 and 2021:

$ in billions	Total	Americas	Asia Pacific	EMEA(4)
December 31, 2021	1,610.9	1,132.5	247.3	231.1
Long-term inflows	256.4	145.3	56.9	54.2
Long-term outflows	(253.7)	(151.2)	(46.1)	(56.4)
Net long-term flows	2.7	(5.9)	10.8	(2.2)
Net flows in non-management fee earning AUM	(1.1)	(1.9)	1.4	(0.6)
Net flows in money market funds	26.3	27.3	0.4	(1.4)
Total net flows	27.9	19.5	12.6	(4.2)
Reinvested distributions	3.5	3.3	—	0.2
Market gains and losses	(278.3)	(212.2)	(25.3)	(40.8)
Foreign currency translation	(40.7)	(2.3)	(24.3)	(14.1)
September 30, 2022	1,323.3	940.8	210.3	172.2

December 31, 2020	1,349.9	959.9	171.3	218.7
Long-term inflows	326.3	163.6	107.8	54.9
Long-term outflows	(257.4)	(143.8)	(53.5)	(60.1)
Net long-term flows	68.9	19.8	54.3	(5.2)
Net flows in non-management fee earning AUM	8.1	6.3	1.8	—
Net flows in money market funds	29.7	25.5	4.3	(0.1)
Total net flows	106.7	51.6	60.4	(5.3)
Reinvested distributions	2.6	2.3	0.1	0.2
Market gains and losses	75.6	65.5	2.3	7.8
Foreign currency translation	(6.2)	(0.1)	(3.8)	(2.3)
September 30, 2021	1,528.6	1,079.2	230.3	219.1

________
See accompanying notes immediately following these AUM tables.

Active AUM by Client Domicile (3)

As of and for the Three Months Ended September 30, 2022 and 2021:

$ in billions	Total	Americas	Asia Pacific	EMEA(4)
June 30, 2022	957.9	649.1	191.3	117.5
Long-term inflows	44.5	20.6	18.9	5.0
Long-term outflows	(51.8)	(31.1)	(13.3)	(7.4)
Net long-term flows	(7.3)	(10.5)	5.6	(2.4)
Net flows in money market funds	10.0	10.9	(0.4)	(0.5)
Total net flows	2.7	0.4	5.2	(2.9)
Reinvested distributions	0.9	0.8	—	0.1
Market gains and losses	(32.0)	(19.7)	(6.8)	(5.5)
Foreign currency translation	(15.4)	(1.3)	(8.8)	(5.3)
September 30, 2022	914.1	629.3	180.9	103.9

June 30, 2021	1,066.0	716.3	193.4	156.3
Long-term inflows	60.3	28.8	24.3	7.2
Long-term outflows	(53.5)	(27.8)	(15.2)	(10.5)
Net long-term flows	6.8	1.0	9.1	(3.3)
Net flows in money market funds	2.6	2.7	(0.2)	0.1
Total net flows	9.4	3.7	8.9	(3.2)
Reinvested distributions	0.8	0.7	—	0.1
Market gains and losses	(13.1)	(7.2)	(4.4)	(1.5)
Foreign currency translation	(3.1)	(0.7)	(0.4)	(2.0)
September 30, 2021	1,060.0	712.8	197.5	149.7

As of and for the Nine Months Ended September 30, 2022 and 2021:

$ in billions	Total	Americas	Asia Pacific	EMEA(4)
December 31, 2021	1,082.5	724.5	208.8	149.2
Long-term inflows	155.0	83.8	52.5	18.7
Long-term outflows	(172.8)	(102.9)	(41.2)	(28.7)
Net long-term flows	(17.8)	(19.1)	11.3	(10.0)
Net flows in non-management fee earning AUM	—	—	0.1	(0.1)
Net flows in money market funds	26.3	27.3	0.4	(1.4)
Total net flows	8.5	8.2	11.8	(11.5)
Reinvested distributions	3.5	3.3	—	0.2
Market gains and losses	(143.6)	(104.5)	(18.2)	(20.9)
Foreign currency translation	(36.8)	(2.2)	(21.5)	(13.1)
September 30, 2022	914.1	629.3	180.9	103.9

December 31, 2020	979.3	656.9	163.4	159.0
Long-term inflows	197.7	87.8	83.3	26.6
Long-term outflows	(181.3)	(92.7)	(50.2)	(38.4)
Net long-term flows	16.4	(4.9)	33.1	(11.8)
Net flows in non-management fee earning AUM	—	(0.1)	0.1	—
Net flows in money market funds	29.7	25.5	4.3	(0.1)
Total net flows	46.1	20.5	37.5	(11.9)
Reinvested distributions	2.6	2.3	0.1	0.2
Market gains and losses	36.4	33.2	(1.1)	4.3
Foreign currency translation	(4.4)	(0.1)	(2.4)	(1.9)
September 30, 2021	1060.0	712.8	197.5	149.7

________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile (3)

As of and for the Three Months Ended September 30, 2022 and 2021:

$ in billions	Total	Americas	Asia Pacific	EMEA(4)
June 30, 2022	432.5	324.4	33.1	75.0
Long-term inflows	24.2	14.2	1.2	8.8
Long-term outflows	(24.6)	(13.6)	(1.7)	(9.3)
Net long-term flows	(0.4)	0.6	(0.5)	(0.5)
Net flows in non-management fee earning AUM	1.9	2.8	0.6	(1.5)
Total net flows	1.5	3.4	0.1	(2.0)
Market gains and losses	(23.1)	(16.2)	(2.6)	(4.3)
Foreign currency translation	(1.7)	(0.1)	(1.2)	(0.4)
September 30, 2022	409.2	311.5	29.4	68.3

June 30, 2021	459.0	359.5	32.2	67.3
Long-term inflows	31.4	20.9	1.7	8.8
Long-term outflows	(24.9)	(17.1)	(1.5)	(6.3)
Net long-term flows	6.5	3.8	0.2	2.5
Net flows in non-management fee earning AUM	5.5	4.6	0.9	—
Total net flows	12.0	8.4	1.1	2.5
Market gains and losses	(1.5)	(1.5)	0.2	(0.2)
Foreign currency translation	(0.9)	—	(0.7)	(0.2)
September 30, 2021	468.6	366.4	32.8	69.4

As of and for the Nine Months Ended September 30, 2022 and 2021:

$ in billions	Total	Americas	Asia Pacific	EMEA(4)
December 31, 2021	528.4	408.0	38.5	81.9
Long-term inflows	101.4	61.5	4.4	35.5
Long-term outflows	(80.9)	(48.3)	(4.9)	(27.7)
Net long-term flows	20.5	13.2	(0.5)	7.8
Net flows in non-management fee earning AUM	(1.1)	(1.9)	1.3	(0.5)
Total net flows	19.4	11.3	0.8	7.3
Market gains and losses	(134.7)	(107.7)	(7.1)	(19.9)
Foreign currency translation	(3.9)	(0.1)	(2.8)	(1.0)
September 30, 2022	409.2	311.5	29.4	68.3

December 31, 2020	370.6	303.0	7.9	59.7
Long-term inflows	128.6	75.8	24.5	28.3
Long-term outflows	(76.1)	(51.1)	(3.3)	(21.7)
Net long-term flows	52.5	24.7	21.2	6.6
Net flows in non-management fee earning AUM	8.1	6.4	1.7	—
Total net flows	60.6	31.1	22.9	6.6
Market gains and losses	39.2	32.3	3.4	3.5
Foreign currency translation	(1.8)	—	(1.4)	(0.4)
September 30, 2021	468.6	366.4	32.8	69.4
___________
(1)    The Channel AUM tables reflect AUM aggregated based on the company’s retail and institutional distribution teams which originated the AUM. This aggregation is a proxy for presenting AUM in the retail and institutional markets in which the company operates.

(2)    The Asset classes AUM tables reflect AUM aggregated based on the common type of underlying investments.

(3)    The Client domicile AUM tables reflect AUM aggregated based on the domicile of the underlying clients.

(4) In the third quarter of 2022, UK is now presented as part of EMEA. EMEA includes UK net long-term outflows of $1.3 billion and $5.4 billion for the three and nine months ended September 30, 2022, respectively. Ending AUM of UK as of September 30, 2022 was $39.5 billion .

Results of Operations for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

			Variance				Variance
	Three months ended September 30,		2022 vs 2021		Nine months ended September 30,		2022 vs 2021
$ in millions	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Investment management fees	1,057.3	1,275.5	(218.2)	(17.1)%	3,351.3	3,729.5	(378.2)	(10.1)%
Service and distribution fees	340.2	409.1	(68.9)	(16.8)%	1,073.0	1,191.2	(118.2)	(9.9)%
Performance fees	3.0	4.8	(1.8)	(37.5)%	13.2	22.0	(8.8)	(40.0)%
Other	45.2	60.6	(15.4)	(25.4)%	168.0	188.4	(20.4)	(10.8)%
Total operating revenues	1,445.7	1,750.0	(304.3)	(17.4)%	4,605.5	5,131.1	(525.6)	(10.2)%

Revenue Adjustments:
Investment management fees	(185.5)	(216.3)	30.8	(14.2)%	(584.5)	(632.3)	47.8	(7.6)%
Service and distribution fees	(232.1)	(278.0)	45.9	(16.5)%	(730.1)	(809.2)	79.1	(9.8)%
Other	(33.7)	(52.1)	18.4	(35.3)%	(124.3)	(167.3)	43.0	(25.7)%
Total Revenue Adjustments (1)	(451.3)	(546.4)	95.1	(17.4)%	(1,438.9)	(1,608.8)	169.9	(10.6)%
Invesco Great Wall	104.6	118.7	(14.1)	(11.9)%	334.8	333.6	1.2	0.4%
CIP	11.6	11.2	0.4	3.6%	35.5	31.5	4.0	12.7%
Net revenues (2)	1,110.6	1,333.5	(222.9)	(16.7)%	3,536.9	3,887.4	(350.5)	(9.0)%
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

The impact of foreign exchange rate movements decreased operating revenues by $50.3 million during the three months ended September 30, 2022 when compared to the three months ended September 30, 2021.

The impact of foreign exchange rate movements decreased operating revenues by $108.3 million during the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021.

Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net business inflows (or outflows), changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. See the company’s disclosures regarding the changes in AUM during the three and nine months ended September 30, 2022 and September 30, 2021 in the “Assets Under Management” section above for additional information.

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

Average AUM was $1,416.2 billion in the three months ended September 30, 2022, as compared to $1,540.5 billion in the three months ended September 30, 2021. In addition to the impact of the decrease in AUM on our revenues, changes in the mix of the AUM between the periods also impacts our revenues. At the industry level, investors continue to shift towards passive products such as ETFs. As a result of the decline in AUM and the change in AUM mix, revenues and the resulting net revenue yield ex performance fees ex QQQ has declined from 39.1 basis points for the three months ended September 30, 2021 to 35.3 basis points for the quarter ended September 30, 2022.
Average AUM was $1,472.8 billion in the nine months ended September 30, 2022, as compared to $1,471.9 billion in the nine months ended September 30, 2021. The impact of the increase in AUM on our revenues was offset by changes in the mix of the AUM between the periods. At the industry level, investors continue to shift towards passive products such as ETFs. As a result of this change in AUM mix, revenues and the resulting net revenue yield ex performance fees ex QQQ has declined from 39.4 basis points for the nine months ended September 30, 2021 to 36.0 basis points for the nine months ended September 30, 2022.

Investment Management Fees

Investment management fees were $1,057.3 million for the three months ended September 30, 2022 as compared to $1,275.5 million for the three months ended September 30, 2021. The impact of foreign exchange rate movements decreased investment management fees by $42.6 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. After allowing for foreign exchange movements, investment management fees decreased by $175.6 million. See discussion above on how AUM changes impact our investment management fees.

Investment management fees were $3,351.3 million for the nine months ended September 30, 2022 as compared to $3,729.5 million for the nine months ended September 30, 2021. The impact of foreign exchange rate movements decreased investment management fees by $90.1 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. After allowing for foreign exchange movements, investment management fees decreased by $288.1 million. See discussion above on how AUM changes impact our investment management fees.

The discretionary money market fee waivers (see Item 1. Financial Statements - Note 7, "Revenue") also impact our investment management fees. During the three months ended September 30, 2022, waivers reduced management fees by $1.4 million, an improvement from waivers of $40.8 million in the quarter ended September 30, 2021. During the nine months ended September 30, 2022, waivers reduced management fees by $33.7 million, an improvement from waivers of $111.2 million from the nine months ended September 30, 2021.

Service and Distribution Fees

Service and distribution fees were $340.2 million for the three months ended September 30, 2022 as compared to $409.1 million for the three months ended September 30, 2021. The impact of foreign exchange rate movements decreased service and distribution fees by $7.0 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. After allowing for foreign exchange movements, service and distribution fees decreased by $61.9 million. The decrease results from lower AUM to which these fees apply.

Service and distribution fees were $1,073.0 million. for the nine months ended September 30, 2022 as compared to $1,191.2 million for the nine months ended September 30, 2021. The impact of foreign exchange rate movements decreased service and distribution fees by $15.6 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. After allowing for foreign exchange movements, service and distribution fees decreased by $102.6 million. The decrease results from lower AUM to which these fees apply.

Performance Fees

Of our $1,323.3 billion in AUM at September 30, 2022, approximately $59.3 billion could potentially earn performance fees, including carried interests and performance fees related to partnership investments and separate accounts. Performance fees during the three and nine months ended September 30, 2022 were primarily generated from real estate products.

Other Revenues

Other revenues were $45.2 million for the three months ended September 30, 2022 as compared to $60.6 million for the three months ended September 30, 2021. The decrease in other revenues for the three months ended September 30, 2022 as compared to the three months ended September 20, 2021 was primarily driven by lower front end fees of $17.1 million and lower real estate transaction fees of $2.8 million which were partially offset by a $4.6 million increase in other revenues.

Other revenues were $168.0 million for the nine months ended September 30, 2022 as compared to $188.4 million for the nine months ended September 30, 2021. The decrease in other revenues for the nine months ended September 30, 2022 as compared to the nine months ended September 20, 2021was primarily driven by lower front end fees of $41.8 million which were partially offset by increases of $14.0 million in real estate transaction fees and $9.0 million in other revenues.

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

Net revenues from Invesco Great Wall were $104.6 million and average AUM was $93.1 billion for the three months ended September 30, 2022 (net revenues were $118.7 million and average AUM was $85.5 billion in the three months ended September 30, 2021). The impact of foreign exchange rate movements during the three months ended September 30, 2022 decreased net revenues by $5.9 million as compared to the three months ended September 30, 2021. After allowing for foreign exchange movements, net revenues from Invesco Great Wall were $110.5 million. The decrease in revenue is a result of a reduction in net revenue yield due to changes in the mix of AUM.

Net revenues from Invesco Great Wall were $334.8 million and average AUM was $95.4 billion for the nine months ended September 30, 2022 (net revenues were $333.6 million and average AUM was $81.1 billion in the nine months ended September 30, 2021). The impact of foreign exchange rate movements during the nine months ended September 30, 2022 decreased net revenues by $5.7 million as compared to the nine months ended September 30, 2021. After allowing for foreign exchange movements, net revenues from Invesco Great Wall were $340.5 million. The increase in revenue is a result of higher AUM, partially offset by a reduction in net revenue yield due to changes in the mix of AUM.

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

Management and performance fees earned from CIP were $11.6 million in the three months ended September 30, 2022 (three months ended September 30, 2021: $11.2 million).

Management and performance fees earned from CIP were $35.5 million in the nine months ended September 30, 2022 (nine months ended September 30, 2021: $31.5 million).

Operating Expenses

The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

			Variance				Variance
	Three months ended September 30,		2022 vs 2021		Nine months ended September 30,		2022 vs 2021
$ in millions	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Third-party distribution, service and advisory	451.3	546.4	(95.1)	(17.4)%	1,438.9	1,608.8	(169.9)	(10.6)%
Employee compensation	420.8	476.7	(55.9)	(11.7)%	1,260.9	1,452.9	(192.0)	(13.2)%
Marketing	27.6	20.3	7.3	36.0%	83.1	60.6	22.5	37.1%
Property, office and technology	133.2	134.2	(1.0)	(0.7)%	400.2	390.7	9.5	2.4%
General and administrative	48.7	105.0	(56.3)	(53.6)%	270.6	304.9	(34.3)	(11.2)%
Transaction, integration and restructuring	(0.6)	(12.0)	11.4	(95.0)%	34.8	(13.3)	48.1	N/A
Amortization of intangibles	14.5	15.6	(1.1)	(7.1)%	44.4	47.5	(3.1)	(6.5)%
Total operating expenses	1,095.5	1,286.2	(190.7)	(14.8)%	3,532.9	3,852.1	(319.2)	(8.3)%

The table below sets forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	Three months ended September 30, 2022	% of Total Operating Expenses	% of Operating Revenues	Three months ended September 30, 2021	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	451.3	41.2%	31.2%	546.4	42.5%	31.2%
Employee compensation	420.8	38.4%	29.1%	476.7	37.1%	27.2%
Marketing	27.6	2.5%	1.9%	20.3	1.6%	1.2%
Property, office and technology	133.2	12.2%	9.2%	134.2	10.4%	7.7%
General and administrative	48.7	4.4%	3.4%	105.0	8.2%	6.0%
Transaction, integration and restructuring	(0.6)	(0.1)%	—%	(12.0)	(0.9)%	(0.7)%
Amortization of intangibles	14.5	1.4%	1.0%	15.6	1.1%	0.9%
Total operating expenses	1,095.5	100.0%	75.8%	1,286.2	100.0%	73.5%

$ in millions	Nine months ended September 30, 2022	% of Total Operating Expenses	% of Operating Revenues	Nine months ended September 30, 2021	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	1,438.9	40.7%	31.2%	1,608.8	41.8%	31.4%
Employee compensation	1260.9	35.7%	27.4%	1,452.9	37.7%	28.3%
Marketing	83.1	2.4%	1.8%	60.6	1.6%	1.2%
Property, office and technology	400.2	11.3%	8.7%	390.7	10.1%	7.6%
General and administrative	270.6	7.7%	5.9%	304.9	7.9%	5.9%
Transaction, integration and restructuring	34.8	1.0%	0.8%	(13.3)	(0.3)%	(0.3)%
Amortization of intangibles	44.4	1.2%	1.0%	47.5	1.2%	0.9%
Total operating expenses	3,532.9	100.0%	76.8%	3,852.1	100.0%	75.0%

The impact of foreign exchange rate movements decreased total operating expenses by $46.9 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

The impact of foreign exchange rate movements decreased total operating expenses by $100.3 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Third-Party Distribution, Service and Advisory

Third-party distribution, service and advisory expenses were $451.3 million for the three months ended September 30, 2022 as compared to $546.4 million for the three months ended September 30, 2021. The impact of foreign exchange rate movements decreased third-party costs by $14.7 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. After allowing for foreign exchange rate changes, the decrease in costs was $80.4 million. The decrease is primarily due to decreases of $41.9 million in service fees due to lower average AUM, $19.7 million in renewal commissions, and $13.2 million in transaction fees.

Third-party distribution, service and advisory expenses were $1,438.9 million for the nine months ended September 30, 2022 as compared to $1,608.8 million for the nine months ended September 30, 2021. The impact of foreign exchange rate movements decreased third-party costs by $32.9 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. After allowing for foreign exchange rate changes, the decrease in costs was $137.0 million. The decrease was primarily due to decreases of $69.6 million in service fees due to lower average AUM, $42.0 million in renewal commissions, $28.4 million in transaction fees, and $14.3 million in front end commissions partially offset by $18.0 million of higher administrative and other third party management fees.

Employee Compensation

Employee compensation expenses were $420.8 million for the three months ended September 30, 2022 as compared to $476.7 million for the three months ended September 30, 2021. The impact of foreign exchange rate movements decreased employee compensation by $18.7 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. After allowing for foreign exchange rate changes, there was a decrease in employee compensation of $37.2 million. This decrease was primarily driven by $39.5 million in lower variable compensation which is in line with lower revenues in 2022 compared to 2021.

Employee compensation expenses were $1,260.9 million for the nine months ended September 30, 2022 as compared to $1,452.9 million for the nine months ended September 30, 2021. The impact of foreign exchange rate movements decreased employee compensation by $38.6 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. After allowing for foreign exchange rate changes, there was a decrease in employee compensation of $153.4 million. This decrease was driven by decreases of $90.1 million related to the mark-to-market on the deferred compensation liability and $92.6 million of lower variable compensation which is in line with lower revenues in 2022 compared to 2021, which were partially offset by an increase in staff costs and benefits.

Headcount at September 30, 2022 was 8,621 (September 30, 2021: 8,507).

Marketing

Marketing expenses were $27.6 million for the three months ended September 30, 2022 as compared to $20.3 million for the three months ended September 30, 2021. The impact of foreign exchange rate movements decreased marketing expenses by $1.5 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. After allowing for foreign exchange rate changes, the increase in marketing expenses was $8.8 million. The increase was related to higher marketing travel costs as travel activity returned to more normalized levels with the easing of COVID-19-related travel restrictions.

Marketing expenses were $83.1 million for the nine months ended September 30, 2022 as compared to $60.6 million for the nine months ended September 30, 2021. The impact of foreign exchange rate movements decreased marketing expenses by $3.6 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. After allowing for foreign exchange rate changes, the increase in marketing expenses was $26.1 million. The increase was related to increased client events and marketing travel and entertainment costs as travel activity returned to more normalized levels with the easing of COVID-19-related travel restrictions.

Property, Office and Technology

Property, office and technology expenses were $133.2 million for the three months ended September 30, 2022 as compared to $134.2 million for the three months ended September 30, 2021. The impact of foreign exchange rate movements decreased property, office and technology expenses by $6.1 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. After allowing for foreign exchange rate movements, the increase was $5.1 million. The increase was driven by an increase in software maintenance costs of $3.8 million and higher property expenses.

Property, office and technology expenses were $400.2 million for the nine months ended September 30, 2022 as compared to $390.7 million for the nine months ended September 30, 2021. The impact of foreign exchange rate movements decreased property, office and technology expenses by $11.7 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. After allowing for foreign exchange rate movements, the increase was $21.2 million. The increase was driven by increases in software maintenance costs of $16.2 million, outsourced administration costs of $4.7 million, and depreciation expenses of $1.3 million.

General and Administrative

General and administrative expenses were $48.7 million for the three months ended September 30, 2022 as compared to $105.0 million for the three months ended September 30, 2021. The impact of foreign exchange rate movements decreased general and administrative expenses by $5.9 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. After allowing for foreign exchange rate movements, the decrease was $50.4 million. The decrease was primarily a result of insurance recoveries of $60 million received during the quarter relating to fund related losses incurred in prior periods. The decrease was partially offset by $3.6 million of increased travel costs as travel activity returned to more normalized levels with the easing of COVID-19-related travel restrictions, an increase of $6.6 million in professional service costs, and an increase of $2.7 million in other fund expenses.

General and administrative expenses were $270.6 million for the nine months ended September 30, 2022 as compared to $304.9 million for the nine months ended September 30, 2021. The impact of foreign exchange rate movements decreased general and administrative expenses by $13.5 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. After allowing for foreign exchange rate movements, the decrease was $20.8 million. The decrease was primarily a result of insurance recoveries of $60 million received during the year relating to fund related losses incurred in prior periods. The decrease was partially offset by a $22.1 million increase in professional services costs, and an increase of $10.2 million in travel and administrative expenses.

Transaction, Integration and Restructuring

Transaction and integration expense (excluding restructuring) was a benefit to expense of $15.0 million during the three months ended September 30, 2022 (three months ended September 30, 2021: a benefit of $37.6 million), primarily related to $15.0 million of ongoing insurance recoveries related to the previously disclosed OppenheimerFunds acquisition-related matter.

Restructuring costs were $14.4 million for the three months ended September 30, 2022 (three months ended September 30, 2021: $25.6 million). Restructuring costs related to the strategic evaluation were $5.4 million for the three months ended September 30, 2022 ( September 30, 2021: $17.9 million). See Note 10, "Restructuring", for additional details. The remaining restructuring costs are primarily composed of professional service costs related to other initiatives.

Transaction and integration expense (excluding restructuring) was a benefit to expense of $18.0 million during the nine months ended September 30, 2022 (nine months ended September 30, 2021: a benefit of $96.0 million), primarily related to $30.0 million of ongoing insurance recoveries related to the previously disclosed OppenheimerFunds acquisition-related matter. The benefit was partially offset by $8.6 million of compensation-related expenses and $3.1 million of professional fees.

Restructuring costs were $52.8 million for the nine months ended September 30, 2022 (nine months ended September 30, 2021: $82.7 million). Restructuring costs related to the strategic evaluation were $32.4 million for the nine months ended September 30, 2022 (nine months ended September 30, 2021: $68.0 million) and are primarily composed of non-cash property, office and technology costs and stock-based compensation (see Note 10, "Restructuring", for additional details). The remaining restructuring costs are primarily composed of professional service costs related to other initiatives.

Other Income and Expenses

The main categories of other income and expenses, and the dollar and percentage changes between periods, are as follows:

			Variance				Variance
	Three months ended September 30,		2022 vs 2021		Nine months ended September 30,		2022 vs 2021
$ in millions	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Equity in earnings of unconsolidated affiliates	20.2	54.6	(34.4)	(63.0)%	78.3	119.3	(41.0)	(34.4)%
Interest and dividend income	3.3	1.9	1.4	73.7%	6.6	3.6	3.0	83.3%
Interest expense	(18.6)	(23.1)	4.5	(19.5)%	(67.6)	(71.5)	3.9	(5.5)%
Other gains/(losses), net	(34.6)	(12.1)	(22.5)	186.0%	(170.1)	65.4	(235.5)	N/A
Other income/(expense) of CIP, net	(65.4)	200.2	(265.6)	N/A	(62.5)	416.9	(479.4)	N/A
Total other income and expenses	(95.1)	221.5	(316.6)	N/A	(215.3)	533.7	(749.0)	N/A
Equity in earnings of unconsolidated affiliates

The decrease for three months ended September 30, 2022 is primarily driven by a decrease of $25.0 million in our real estate and private equity investments.
The decrease for nine months ended September 30, 2022 is primarily driven by a decrease of $40.3 million in our private equity investments partially offset by an increase of $9.2 million in our real estate investments.

Other gains/(losses), net

Included in the loss for the three months ended September 30, 2022 were $29.7 million of losses on investments and instruments held for our deferred compensation plans and $4.2 million of net losses related to the mark-to-market on seed money investments. Included in the losses for the three months ended September 30, 2021 were $9.4 million of losses on investments and instruments held for our deferred compensation plans and $5.0 million of investment losses, partially offset by $1.7 million of net gains related to the mark-to-market on seed money investments.

Included in the loss for the nine months ended September 30, 2022, were $151.8 million of losses on investments and instruments held for our deferred compensation plans and $26.3 million of net losses related to the mark-to-market on seed money investments. Included in the gain for the nine months ended September 30, 2021 were $35.3 million of gains on investments and instruments held for our deferred compensation plans, $25.8 million of net gains related to the mark-to-market on seed money investments and $8.1 million of gains on acquisition-related contingent consideration liabilities, partially offset by $5.3 million of investment losses.

Other income/(expense) of CIP

In the three months ended September 30, 2022, interest and dividend income of CIP increased by $18.7 million to $97.9 million (three months ended September 30, 2021: $79.2 million). Interest expense of CIP increased by $15.9 million to $57.4 million (three months ended September 30, 2021: $41.5 million).

In the nine months ended September 30, 2022, interest and dividend income of CIP increased by $40.6 million to $255.0 million (nine months ended September 30, 2021: $214.4 million). Interest expense of CIP increased by $24.1 million to $144.9 million (nine months ended September 30, 2021: $120.8 million).

Included in other income/(expense) of CIP are the realized and unrealized gains and losses on the underlying investments and debt of CIP. In the three months ended September 30, 2022, the realized and unrealized gains/(losses) of CIP were net losses of $105.9 million as compared to net gains of $162.5 million in the three months ended September 30, 2021. In the nine months ended September 30, 2022, the realized and unrealized gains/(losses) of CIP were net losses of $172.6 million as compared to net gains of $323.3 million in the nine months ended September 30, 2021. The net losses during the three and nine months ended September 30, 2022 were attributable to market-driven losses on investments held by the consolidated funds.

Net impact of CIP and related noncontrolling interests in consolidated entities

The consolidation of investment products does not have an impact on net income attributable to Invesco Ltd. CIP are taxed at the investor level and not at the product level; therefore, there is no tax provision reflected in the net impact of CIP.

The adjustment to net income for the net income/(loss) attributable to noncontrolling interests in consolidated entities represent the CIP profit or loss attributable to third-party investors. The impact of any realized or unrealized gains or losses attributable to the interests of third-parties which is reflected in other income/(expense) of CIP is offset by this adjustment to arrive at net income attributable to Invesco, Ltd.

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

Our effective tax rate increased to 34.0% for the three months ended September 30, 2022 (three months ended September 30, 2021: 20.4%). The increase in the third quarter of 2022 was primarily due to the unfavorable impact that the losses attributable to interests in CIP has on the effective tax rate and the change in the mix of income across tax jurisdictions, which was partially offset by the favorable impact of the remeasurement of the deferred tax liability for certain intangibles due to a change in future state tax rates.

Our effective tax rate increased to 27.1% for the nine months ended September 30, 2022 (nine months ended September 30, 2021: 22.1%). The increase in the effective tax rate was primarily due to the unfavorable impact that the losses attributable to interests in CIP has on the effective tax rate.

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

Reconciliation of Operating revenues to Net revenues:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2022	2021	2022	2021
Operating revenues, U.S. GAAP basis	1,445.7	1,750.0	4,605.5	5,131.1
Revenue Adjustments (2)
Investment management fees	(185.5)	(216.3)	(584.5)	(632.3)
Service and distribution fees	(232.1)	(278.0)	(730.1)	(809.2)
Other	(33.7)	(52.1)	(124.3)	(167.3)
Total Revenue Adjustments	(451.3)	(546.4)	(1,438.9)	(1,608.8)
Invesco Great Wall (1)	104.6	118.7	334.8	333.6
CIP (3)	11.6	11.2	35.5	31.5
Net revenues	1,110.6	1,333.5	3,536.9	3,887.4

Reconciliation of Operating income to Adjusted operating income:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2022	2021	2022	2021
Operating income, U.S. GAAP basis	350.2	463.8	1,072.6	1,279.0
Invesco Great Wall (1)	61.8	70.4	197.7	198.9
CIP (3)	15.7	20.7	46.6	56.9
Transaction, integration and restructuring (4)	(0.6)	(12.0)	34.8	(13.3)
Amortization of intangible assets (5)	14.5	15.6	44.4	47.5
Compensation expense related to market valuation changes in deferred compensation plans (6)	(12.2)	3.1	(60.2)	36.1
General and administrative (7)	(60.0)	—	(60.0)	—
Adjusted operating income	369.4	561.6	1,275.9	1,605.1

Operating margin*	24.2%	26.5%	23.3%	24.9%
Adjusted operating margin**	33.3%	42.1%	36.1%	41.3%

Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

	Three months ended September 30,		Nine months ended September 30,
$ in millions, except per common share data	2022	2021	2022	2021
Net income attributable to Invesco Ltd., U.S. GAAP basis	177.4	330.1	496.1	966.2
Transaction, integration and restructuring, net of tax (4)	(0.4)	(8.7)	26.8	(8.4)
Amortization of intangible assets and related tax benefits (5)	18.3	21.3	55.7	64.9
Deferred compensation plan market valuation changes and dividend income less compensation expense, net of tax (6)	13.0	9.4	69.3	(0.1)
Change in contingent consideration, net of tax	—	—	—	(6.2)
General and administrative, net of tax (7)	(45.7)	—	(45.7)	—
Impact of tax rate changes (8)	(6.8)	6.5	(6.8)	23.5
Adjusted net income attributable to Invesco Ltd.	155.8	358.6	595.4	1,039.9

Average common shares outstanding - diluted	459.5	466.0	460.0	465.6
Diluted EPS	$0.39	$0.71	$1.08	$2.08
Adjusted diluted EPS***	$0.34	$0.77	$1.29	$2.23
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
(4)    Transaction, integration and restructuring related adjustments
The company believes it is useful to investors and other users of our Condensed Consolidated Financial Statements to adjust for the transaction, integration and restructuring charges in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition and restructuring related charges. See “Results of Operations for the three and nine months ended September 30, 2022 and 2021 -- Transaction, Integration and Restructuring” for additional details.
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
(7)    General and administrative
Adjustment includes insurance recoveries related to fund-related losses incurred in previous periods that were not reflected in adjusted operating income and adjusted net income.
(8)     Impact of tax rate changes
The company believes it is useful to investors and other users of our financial statements to remove the non-cash tax (benefits)/expenses related to the re-measurement of deferred tax assets and liabilities due to enactment of changes in corporate tax rates.

See below for a reconciliation of deferred compensation related items:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2022	2021	2022	2021
Market movement on deferred compensation plan liabilities:
Compensation expense related to market valuation changes in deferred compensation liability	(12.2)	3.1	(60.2)	36.1
Adjustments to operating income	(12.2)	3.1	(60.2)	36.1
Market valuation changes and dividend income from investments and instruments held to hedge the deferred compensation plans reflected in other income/(expense)	29.1	9.1	150.1	(36.2)
Taxation on the net impact of the above adjustments	(3.9)	(2.8)	(20.6)	—
Adjustments to net income attributable to Invesco Ltd.	13.0	9.4	69.3	(0.1)

Balance Sheet Discussion (1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP and policyholder balances for the reasons outlined in footnote 1 to the table:

	As of September 30, 2022				As of December 31, 2021
Balance sheet information $ in millions	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted
ASSETS
Cash and cash equivalents	1,023.6	—	—	1,023.6	1,896.4	—	—	1,896.4
Investments	906.7	(433.7)	—	1,340.4	926.3	(454.8)	—	1,381.1
Assets of CIP:
Investments and other assets of CIP	8,675.7	8,675.7	—	—	9,575.1	9,575.1	—	—
Cash and cash equivalents of CIP	202.4	202.4	—	—	250.7	250.7	—	—
Assets held for policyholders	754.3	—	754.3	—	1,893.6	—	1,893.6	—
Goodwill and intangible assets, net	15,551.8	—	—	15,551.8	16,110.5	—	—	16,110.5
Other assets (2)	2,157.4	(9.9)	—	2,167.3	2,033.0	(6.4)	—	2,039.4
Total assets	29,271.9	8,434.5	754.3	20,083.1	32,685.6	9,364.6	1,893.6	21,427.4
LIABILITIES
Liabilities of CIP:
Debt of CIP	6,548.7	6,548.7	—	—	7,336.1	7,336.1	—	—
Other liabilities of CIP	286.7	286.7	—	—	846.3	846.3	—	—
Policyholder payables	754.3	—	754.3	—	1,893.6	—	1,893.6	—
Debt	1,487.1	—	—	1,487.1	2,085.1	—	—	2,085.1
Other liabilities (3)	3,691.6	—	—	3,691.6	3,845.7	—	—	3,845.7
Total liabilities	12,768.4	6,835.4	754.3	5,178.7	16,006.8	8,182.4	1,893.6	5,930.8
EQUITY
Total equity attributable to Invesco Ltd.	14,903.7	(0.1)	—	14,903.8	15,495.8	(0.1)	—	15,495.9
Noncontrolling interests (4)	1,599.8	1,599.2	—	0.6	1,183.0	1,182.3	—	0.7
Total equity	16,503.5	1,599.1	—	14,904.4	16,678.8	1,182.2	—	15,496.6
Total liabilities and equity	29,271.9	8,434.5	754.3	20,083.1	32,685.6	9,364.6	1,893.6	21,427.4
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
Cash and cash equivalents

Cash and cash equivalents decreased by $872.8 million from $1,896.4 million at December 31, 2021 to $1,023.6 million at September 30, 2022. See “Cash Flows Discussion” in the “Liquidity and Capital Resources” section within this Management’s Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Investments

As disclosed in Note 3, Investments, balances comprise largely equity method investments in our Chinese joint venture, seed money and co-investments in affiliated funds, and investments related to the company’s deferred compensation plans. During the nine months ended September 30, 2022, net purchases of investments and distributions from equity method investees, as disclosed on our Statement of Cash Flows, were offset by negative market valuations in the period.

As of September 30, 2022, the company had $911.8 million in seed capital and co-investments (December 31, 2021: $856.7 million), including direct investments in consolidated investment products. Total seed capital and co-investments is presented as a helpful measure for investors and represents our net investment interest including our net interest in CIP, net of deferred compensation investments, joint ventures and other investments. The following table reconciles the investment balance to the total seed capital and co-investment balance.

	As of
$ in millions	September 30, 2022	December 31, 2021
Investments	906.7	926.3
Net interest in consolidated investment products (1)	433.7	454.8
Less: Investments related to deferred compensation plans, joint ventures, and other investments	(428.6)	(524.4)
Total seed capital and co-investments (2)	911.8	856.7
____________
(1)    Included in net interest in consolidated investment products as of September 30, 2022 is $198.8 million of seed capital and $234.9 million of co-investments (December 31, 2021: $195.3 million of seed capital and $259.5 million of co-investments).

(2)    Included in the total seed and co-investment balance as of September 30, 2022 is $304.3 million of seed capital and $607.5 million of co-investments (December 31, 2021: $304.7 million of seed capital and $552.0 million of co-investments).

Assets held for policyholders and policyholder payables

One of our subsidiaries, Invesco Pensions Limited, is an insurance company that was established to facilitate retirement savings plans in the UK. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability. The decrease in the balance of these accounts from $1,893.6 million at December 31, 2021 to $754.3 million at September 30, 2022 was the result of net business outflows of $903.6 million, negative market movements of $160.7 million, and negative foreign exchange rate movements of $75.0 million.

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

Capital Management

Our capital management priorities have evolved with the growth and success of our business and include, in no particular order of priority: reinvestment in the business, maintaining a strong balance sheet and returning capital to our investors through moderate growth of dividends and share repurchases.

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

In line with our capital management priorities, the company increased our quarterly common dividend by 10% to $0.1875 per common share beginning with the dividend paid in the second quarter.

On May 6, 2022 the company completed the early redemption of the $600 million, 3.125% Senior Notes due on November 30, 2022. As of September 30, 2022, the balance on the $1.5 billion capacity credit facility was zero.

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

All of our regulated EU and UK subsidiaries are subject to consolidated capital requirements under applicable EU and UK requirements, and we maintain capital within this European sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. We are in compliance with all regulatory minimum net capital requirements. As of September 30, 2022, the company’s minimum regulatory capital requirement was $596.3 million (December 31, 2021: $724.9 million); the decrease was primarily driven by a reduction in net capital requirements in the UK as a result of lower expenses and AUM levels as well as the weakening of the Pound Sterling against the U.S. Dollar. The total amount of non-U.S. cash and cash equivalents was $737.2 million at September 30, 2022 (December 31, 2021: $1,088.3 million).

The consolidation of $8,878.1 million and $6,548.7 million of assets and debt of CIP as of September 30, 2022, respectively, did not impact the company’s liquidity and capital resources. See Part I, Item 1, Financial Statements - Note 13, "Consolidated Investment Products", for additional details.

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

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flows information, excluding the impact of the cash flows of Consolidated Investment Products for the reasons outlined in footnote 1 to the table:

Cash flows information (1)	Nine months ended September 30, 2022			Nine months ended September 30, 2021
$ in millions	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash, cash equivalents and restricted cash, beginning of the period (2)	2,147.1	250.7	1,896.4	1,839.3	301.7	1,537.6
Cash flows from operating activities (1)	239.7	(452.7)	692.4	1,081.8	(141.2)	1,223.0
Cash flows from investing activities	(238.0)	(53.6)	(184.4)	(588.1)	(519.2)	(68.9)
Cash flows from financing activities	(798.8)	468.0	(1,266.8)	14.2	904.1	(889.9)
Increase/(decrease) in cash and cash equivalents	(797.1)	(38.3)	(758.8)	507.9	243.7	264.2
Foreign exchange movement on cash and cash equivalents	(124.0)	(10.0)	(114.0)	(37.7)	(9.1)	(28.6)
Cash, cash equivalents and restricted cash, end of the period (2)	1,226.0	202.4	1,023.6	2,309.5	536.3	1,773.2

Cash and cash equivalents	1,023.6	—	1,023.6	1,773.2	—	1,773.2
Cash and cash equivalents of CIP	202.4	202.4	—	536.3	536.3	—
Total cash, cash and cash equivalents per condensed consolidated statement of cash flows	1,226.0	202.4	1,023.6	2,309.5	536.3	1,773.2
____________
(1)    These tables include non-GAAP presentations. Cash held by CIP is not available for use by Invesco. Additionally, there is no recourse to Invesco for CIP debt. The cash flows of CIP do not form part of the company’s cash flow management processes, nor do they form part of the company’s significant liquidity evaluations and decisions.
(2) Restricted cash of $129.2 million as of December 31, 2020 is recorded in Other assets on the Condensed Consolidated Balance Sheets. There was no restricted cash at the end of the period for the nine months ended September 30, 2022 and 2021.
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

During the nine months ended September 30, 2022, cash provided by operating activities was $239.7 million compared to $1,081.8 million provided by operating activities during the nine months ended September 30, 2021. Excluding the impact of CIP, cash provided by operations was $692.4 million during the nine months ended September 30, 2022 compared to $1,223.0 million of cash provided by operating activities during the nine months ended September 30, 2021. Cash inflows for 2022 included operating income of $1,072.6 million (nine months ended September 30, 2021: $1,279.0 million) as well as distributions of $82.6 million (nine months ended September 30, 2021: $55.4 million) driven by an Invesco Great Wall dividend of $65.5 million (nine months ended September 30, 2021: $38.8 million). Inflows were partially offset by net outflows from changes in payables and receivables due to timing of payments and receipts compared to lower net outflows for the nine months ended September 30, 2021. Also included in cash outflows were net investment purchases of $80.0 million, including seed money investments (nine months ended September 30, 2021: net investment redemptions of $81.5 million).

Investing Activities

Net cash used in investing activities totaled $238.0 million for the nine months ended September 30, 2022 (nine months ended September 30, 2021: net cash used of $588.1 million). Excluding the impact of CIP cash flows, net cash used in investing activities was $184.4 million for the nine months ended September 30, 2022 (nine months ended September 30, 2021: net cash used of $68.9 million).

Cash outflows for the nine months ended September 30, 2022, excluding the impact of CIP, included purchases of investments of $191.1 million (nine months ended September 30, 2021: $165.6 million purchases), partially offset by proceeds of $126.5 million from sales and returns of capital of investments (nine months ended September 30, 2021: $169.9 million proceeds).

During the nine months ended September 30, 2022, the company had capital expenditures of $119.8 million (nine months ended September 30, 2021: $73.2 million). Our capital expenditures related principally in each period to technology initiatives, including enhancements to platforms from which we maintain our portfolio management systems and client-facing systems including websites and client reporting tools, upgrades in computer hardware and software for employees, and improvements in the firm’s data solutions. Also, in each period, a portion of these costs related to leasehold improvements made to the various buildings and workspaces used in our offices. These projects have been funded with proceeds from our operating cash flows.

Financing Activities

Net cash used in financing activities totaled $798.8 million for the nine months ended September 30, 2022 (nine months ended September 30, 2021: net cash provided of $14.2 million). Excluding the impact of CIP, financing activities used net cash of $1,266.8 million in the nine months ended September 30, 2022 (nine months ended September 30, 2021: net cash used of $889.9 million).

Financing cash outflows during the nine months ended September 30, 2022 included the $600.0 million redemption of the senior notes due November 2022 (nine months ended September 30, 2021: none), purchases of common shares through the open market of $200.0 million (nine months ended September 30, 2021: none), $249.1 million of common dividend payments for the dividends declared in January, April and July (nine months ended September 30, 2021: common dividends paid of $228.9 million), $177.6 million of preferred dividend payments for dividends declared in January, April and July (nine months ended September 30, 2021: $177.6 million) and the payment of $40.1 million to meet employees’ withholding tax obligations on common share vestings (nine months ended September 30, 2021: $58.1 million). There was no net borrowing on the credit facility during the nine months ended September 30, 2022 (nine months ended September 30, 2021: no net borrowing). Financing cash outflows during the nine months ended September 30, 2021 also included the $309.4 million settlement of the forward contracts, $104.1 million of net collateral on the forward contracts returned to the counterparty, and a payment of $11.8 million of contingent consideration.

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

On October 25, 2022, the company announced a third quarter 2022 cash dividend of $0.1875 per share to holders of common shares, payable on December 2, 2022, to shareholders of record at the close of business on November 11, 2022 with an ex-dividend date of November 9, 2022.

On October 25, 2022, the company announced a preferred dividend of $14.75 per share to the holders of preferred shares, representing the period from September 1, 2022 through November 30, 2022.The preferred dividend is payable on December 1, 2022 to shareholders of record at close of business on November 15, 2022.

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

Debt

The carrying value of our debt at September 30, 2022 was $1,487.1 million (December 31, 2021: $2,085.1 million) and was comprised of the following:

$ in millions	September 30, 2022	December 31, 2021
$1.5 billion floating rate credit facility expiring April 26, 2026	—	—
Unsecured Senior Notes:
$600 million 3.125% - due November 30, 2022	—	599.4
$600 million 4.000% - due January 30, 2024	598.6	597.8
$500 million 3.750% - due January 15, 2026	497.8	497.3
$400 million 5.375% - due November 30, 2043	390.7	390.6
Debt	1,487.1	2,085.1

For the nine months ended September 30, 2022, the company’s weighted average cost of debt was 4.10% (nine months ended September 30, 2021: 3.95%).

Financial covenants under the credit agreement include: (i) the quarterly maintenance of an Adjusted debt/EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) an interest coverage ratio (EBITDA, as defined in the credit agreement/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of September 30, 2022, we were in compliance with our financial covenants. At September 30, 2022, our leverage ratio was 0.67:1.00 (December 31, 2021: 0.79:1.00), and our interest coverage ratio was 21.18:1.00 (December 31, 2021: 25.21:1.00).

The September 30, 2022 coverage ratio calculations are as follows:

$ in millions	Total	Q3 2022	Q2 2022	Q1 2022	Q4 2021
Net income attributable to Invesco Ltd.	922.9	177.4	121.0	197.7	426.8
Dividends on preferred shares	236.8	59.2	59.2	59.2	59.2
Tax expense	363.3	86.8	63.0	82.8	130.7
Amortization/depreciation	197.1	47.9	49.3	49.5	50.4
Interest expense	90.8	18.6	25.8	23.2	23.2
Common share-based compensation expense	117.2	26.0	27.6	29.5	34.1
Unrealized (gains)/losses from investments, net (1)	125.0	24.6	68.8	26.4	5.2
OppenheimerFunds acquisition-related matter insurance recoveries (2)	(130.0)	(15.0)	(15.0)	—	(100.0)
EBITDA (3)	1,923.1	425.5	399.7	468.3	629.6
Adjusted debt (3)	$1,289.7
Leverage ratio (Adjusted debt/EBITDA - maximum 4.00:1.00)	0.67
Interest coverage (EBITDA/Interest expense - minimum 3.00:1.00)	21.18
____________
(1)    Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.
(2)     Unusual or otherwise non-recurring gains and losses, as defined in our credit facility, are adjusted for in the determination of EBITDA. The insurance recoveries related to the OppenheimerFunds acquisition-related matter are considered unusual and have been removed from the determination of EBITDA.
(3)    EBITDA and Adjusted debt are non-GAAP financial measures that are used by management in connection with certain debt covenant calculations under our credit agreement. The calculation of EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit facility agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals debt of $1,487.1 million plus $2.6 million in letters of credit less $200.0 million of excess unrestricted cash (cash and cash equivalents less the minimum regulatory capital requirement, not to exceed $200 million).

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

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of September 30, 2022, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,023.6 million. See Part I, Item 1, Financial Statements - Note 2, "Fair Value of Assets and Liabilities", for information regarding cash and cash equivalents invested in affiliated money market funds.

The company does not utilize credit derivatives or similar instruments to mitigate the maximum exposure to credit risk. The company does not expect any counterparties to its financial instruments to fail to meet their obligations.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as they become due. The company is exposed to liquidity risk through its $1,487.1 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.

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

Common Share Repurchases

The company did not purchase shares in the open market during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the company repurchased 8.9 million shares in the open market at a cost of $200 million (three and nine months ended September 30, 2021: none). At September 30, 2022, approximately $532.2 million remains available under the share repurchase authorizations approved by the Board on July 22, 2016.

Separately an aggregate of 0.5 million and 2.2 million common shares were withheld on vesting events during the three and nine months ended September 30, 2022 to meet employees’ withholding tax obligations (three and nine months ended September 30, 2021: 0.4 million and 2.6 million shares). The fair value of these common shares withheld at the respective withholding dates was $5.7 million and $40.1 million during the three and nine months ended September 30, 2022 (three and nine months ended September 30, 2021: $10.5 million and $58.1 million).

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

Recent Accounting Standards

See Part I, Item 1, Financial Statements - Note 1, "Accounting Policies - Accounting Pronouncements Recently Adopted.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk and foreign exchange rate risk. There have not been any material changes to the company’s exposures to market risks during the period ended September 30, 2022 that would require an update to the disclosures provided in the most recent Form 10-K.

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

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. See Part I, Item 1, Financial Statements - Note 4, Debt for details of the company’s debt arrangements. As of September 30, 2022, the interest rates on 100% of the company’s borrowings were fixed for a weighted average period of 7.21 years, and the company had a zero balance on its floating rate credit facility.

Foreign Exchange Rate Risk

The company has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco Ltd.

The company is exposed to foreign exchange revaluation in the Condensed Consolidated Statements of Income on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation gains were $4.1 million during the nine months ended September 30, 2022 (nine months ended September 30, 2021: $3.0 million losses) and are included in general and administrative expenses and Other gains/(losses), net on the Condensed Consolidated Statements of Income. We continue to monitor our exposure to foreign exchange revaluation.

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

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2022, we implemented new core financial systems. In connection with this implementation, we made changes to our internal control over financial reporting to align with the upgraded system functionality and updated processes. There were no other changes in internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended September 30, 2022:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (millions)
July 1-31, 2022	397,821	$16.29	—	$532.2
August 1-31, 2022	69,742	$16.64	—	$532.2
September 1-30, 2022	75,539	$15.11	—	$532.2
Total	543,102		—
____________
(1)    An aggregate of 543,102 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.
(2)    At September 30, 2022, a balance of $532.2 million remains available under the share repurchase authorization approved by the Board on July 22, 2016.

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

31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
November 2, 2022	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

November 2, 2022	/s/ L. ALLISON DUKES
L. Allison Dukes
Senior Managing Director and Chief Financial Officer