Form 10-Q
period 2023-03-31
Invesco Ltd.
filed 2023-05-03
CIK 914208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-13908
Invesco Ltd.
(Exact Name of Registrant as Specified in Its Charter)

Bermuda				98-0557567
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)

1331 Spring Street,	Suite 2500,	Atlanta,	GA	30309
(Address of Principal Executive Offices)				(Zip Code)
(404) 892-0896
(Registrant’s telephone number, including area code)

1555 Peachtree Street, N.E., Suite 1800, Atlanta, GA
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of March 31, 2023, the most recent practicable date, the number of Common Shares outstanding was 458,168,885.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

GLOSSARY OF DEFINED TERMS

APAC	—	Asia-Pacific
AUM	—	Assets under management
bps	—	Basis points
CEO	—	Chief Executive Officer
CIP	—	Consolidated investment products
CLOs	—	Collateralized loan obligations
Covenant Adjusted EBITDA	—	Earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses as defined in our credit agreement
EMEA	—	Europe, Middle East and Africa
EPS	—	Earnings per common share
ETFs	—	Exchange-traded funds
EU	—	European Union
IGW or Invesco Great Wall	—	Invesco Great Wall Fund Management Company Limited
MassMutual	—	Massachusetts Mutual Life Insurance Company
NAV	—	Net asset value
S&P	—	Standard & Poor's
SEC	—	U.S. Securities and Exchange Commission
the Parent	—	Invesco Ltd.
TRS	—	Total return swaps
UITs	—	Unit Investment Trusts
U.K.	—	United Kingdom
U.S. GAAP	—	Accounting principles generally accepted in the United States
VIEs	—	Variable interest entities

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except per share data	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	889.0	1,234.7
Accounts receivable	805.7	801.8
Investments	980.7	996.6
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	325.9	199.4
Accounts receivable and other assets of CIP	243.8	203.7
Investments of CIP	8,551.8	8,531.4
Assets held for policyholders	648.5	668.7
Other assets	981.4	860.5
Property, equipment and software, net	572.6	561.1
Intangible assets, net	7,130.8	7,141.2
Goodwill	8,603.1	8,557.7
Total assets	29,733.3	29,756.8
LIABILITIES
Accrued compensation and benefits	434.7	860.8
Accounts payable and accrued expenses	1,465.8	1,314.8
Liabilities of CIP:
Debt of CIP	6,774.3	6,590.4
Other liabilities of CIP	420.8	329.6
Policyholder payables	648.5	668.7
Debt	1,488.1	1,487.6
Deferred tax liabilities, net	1,691.3	1,662.7
Total liabilities	12,923.5	12,914.6
Commitments and contingencies (See Note 11)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	879.6	998.7
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized, issued and outstanding as of March 31, 2023 and December 31, 2022)	4,010.5	4,010.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million shares issued as of March 31, 2023 and December 31, 2022)	113.2	113.2
Additional paid-in-capital	7,412.6	7,554.9
Treasury shares	(2,888.0)	(3,040.9)
Retained earnings	7,577.6	7,518.3
Accumulated other comprehensive income/(loss), net of tax	(882.9)	(942.4)
Total equity attributable to Invesco Ltd.	15,343.0	15,213.6
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	587.2	629.9
Total permanent equity	15,930.2	15,843.5
Total liabilities, temporary and permanent equity	29,733.3	29,756.8

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
$ in millions, except per common share data	2023	2022
Operating revenues:
Investment management fees	1,027.9	1,180.5
Service and distribution fees	334.2	379.0
Performance fees	5.6	1.0
Other	50.5	68.9
Total operating revenues	1,418.2	1,629.4
Operating expenses:
Third-party distribution, service and advisory	455.1	512.6
Employee compensation	462.8	432.9
Marketing	25.0	21.7
Property, office and technology	134.4	132.0
General and administrative	75.7	102.2
Transaction, integration and restructuring	41.6	35.2
Amortization of intangibles	14.1	15.1
Total operating expenses	1,208.7	1,251.7
Operating income	209.5	377.7
Other income/(expense):
Equity in earnings of unconsolidated affiliates	26.1	33.4
Interest and dividend income	8.6	1.2
Interest expense	(18.0)	(23.2)
Other gains/(losses), net	27.4	(45.5)
Other income/(expense) of CIP, net	(17.9)	(23.3)
Income before income taxes	235.7	320.3
Income tax provision	(69.9)	(82.8)
Net income	165.8	237.5
Net (income)/loss attributable to noncontrolling interests in consolidated entities	38.4	19.4
Dividends declared on preferred shares	(59.2)	(59.2)
Net income attributable to Invesco Ltd.	145.0	197.7

Earnings per common share:
-basic	$0.32	$0.43
-diluted	$0.32	$0.43

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
$ in millions	2023	2022
Net income	165.8	237.5

Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	55.1	(67.2)
Other comprehensive income/(loss), net of tax	4.4	0.2
Other comprehensive income/(loss)	59.5	(67.0)

Total comprehensive income/(loss)	225.3	170.5

Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	38.4	19.4
Dividends declared on preferred shares	(59.2)	(59.2)
Comprehensive income/(loss) attributable to Invesco Ltd.	204.5	130.7

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
$ in millions	2023	2022
Operating activities:
Net income	165.8	237.5
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	46.8	49.5
Common share-based compensation expense	37.8	29.5
Other (gains)/losses, net	(27.4)	45.5
Other (gains)/losses of CIP, net	63.2	55.3
Equity in earnings of unconsolidated affiliates	(26.1)	(33.4)
Distributions from equity method investees	2.7	2.8
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	32.7	(127.0)
(Purchase)/sale of investments, net	2.9	(2.7)
(Increase)/decrease in receivables	(70.7)	137.7
Increase/(decrease) in payables	(326.6)	(770.1)
Net cash provided by/(used in) operating activities	(98.9)	(375.4)
Investing activities:
Purchase of property, equipment and software	(38.1)	(23.9)
Purchase of investments by CIP	(562.6)	(1,034.2)
Sale of investments by CIP	669.5	1,019.9
Purchase of investments	(40.7)	(69.8)
Sale of investments	21.0	21.2
Capital distribution from equity method investees	7.0	3.0
Net cash inflows/(outflows) upon consolidation/deconsolidation of CIP	(10.6)	4.7
Net cash provided by/(used in) investing activities	45.5	(79.1)
Financing activities:
Purchases of treasury shares	(27.7)	(232.5)
Dividends paid - preferred	(59.2)	(59.2)
Dividends paid - common	(85.7)	(77.8)
Third-party capital invested into CIP	27.5	276.8
Third-party capital distributed by CIP	(67.9)	(59.5)
Borrowings of debt of CIP	39.7	98.3
Repayments of debt of CIP	(5.2)	(1.4)
Net cash provided by/(used in) financing activities	(178.5)	(55.3)
Increase/(decrease) in cash and cash equivalents	(231.9)	(509.8)
Foreign exchange movement on cash and cash equivalents	11.7	(20.4)
Foreign exchange movement on cash and cash equivalents of CIP	1.0	(2.8)
Cash and cash equivalents, beginning of period	1,434.1	2,147.1
Cash and cash equivalents, end of period	1,214.9	1,614.1
Cash and cash equivalents	889.0	1,309.6
Cash and cash equivalents of CIP	325.9	304.5
Total cash and cash equivalents per condensed consolidated statement of cash flows	1,214.9	1,614.1
______________________________________________________________________________________________________

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three months ended March 31, 2023
	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2023	4,010.5	113.2	7,554.9	(3,040.9)	7,518.3	(942.4)	15,213.6	629.9	15,843.5	998.7
Net income	—	—	—	—	204.2	—	204.2	(24.8)	179.4	(13.6)
Other comprehensive income/(loss)	—	—	—	—	—	59.5	59.5	—	59.5	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(17.9)	(17.9)	(105.5)
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.1875 per share)	—	—	—	—	(85.7)	—	(85.7)	—	(85.7)	—
Employee common share plans:
Common share-based compensation	—	—	37.8	—	—	—	37.8	—	37.8	—
Vested common shares	—	—	(180.6)	180.6	—	—	—	—	—	—
Other common share awards	—	—	0.5	—	—	—	0.5	—	0.5	—
Purchase of common shares	—	—	—	(27.7)	—	—	(27.7)	—	(27.7)	—
March 31, 2023	4,010.5	113.2	7,412.6	(2,888.0)	7,577.6	(882.9)	15,343.0	587.2	15,930.2	879.6

Three months ended March 31, 2022
	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2022	4,010.5	113.2	7,688.0	(3,043.6)	7,169.2	(441.5)	15,495.8	672.2	16,168.0	510.8
Net income	—	—	—	—	256.9	—	256.9	(8.2)	248.7	(11.2)
Other comprehensive income/(loss)	—	—	—	—	—	(67.0)	(67.0)	—	(67.0)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(22.8)	(22.8)	301.5
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.17 per share)	—	—	—	—	(79.0)	—	(79.0)	—	(79.0)	—
Employee common share plans:
Common share-based compensation	—	—	29.5	—	—	—	29.5	—	29.5	—
Vested common shares	—	—	(171.0)	171.0	—	—	—	—	—	—
Other common share awards	—	—	0.5	—	—	—	0.5	—	0.5	—
Purchase of common shares	—	—	—	(232.5)	—	—	(232.5)	—	(232.5)	—
March 31, 2022	4,010.5	113.2	7,547.0	(3,105.1)	7,287.9	(508.5)	15,345.0	641.2	15,986.2	801.1
See accompanying notes.

Invesco Ltd.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1.  ACCOUNTING POLICIES

Corporate Information

Invesco Ltd. (the Parent) and its consolidated entities (collectively, the company or Invesco) provide retail and institutional clients with an array of investment management capabilities. The company operates globally and its sole business is investment management.

Certain disclosures included in the company’s annual report on Form 10-K for the year ended December 31, 2022 (annual report or Form 10-K) are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q (Report). The company has condensed or omitted these disclosures. Therefore, this Report should be read in conjunction with the company’s annual report.

Basis of Accounting and Consolidation

The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with rules and regulations of the U.S. Securities and Exchange Commission (SEC) and consolidate the financial statements of the Parent and all of its controlled subsidiaries. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Accounting Pronouncements Recently Adopted

None.

Pending Accounting Pronouncements

None.

2. FAIR VALUE OF ASSETS AND LIABILITIES

The fair value of financial instruments are presented in the below summary table. The fair value of financial instruments held by CIP are presented in Note 12, "Consolidated Investment Products". See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

	March 31, 2023	December 31, 2022
$ in millions	Fair Value	Fair Value
Cash and cash equivalents	889.0	1,234.7
Equity investments	272.1	325.0
Foreign time deposits (1)	25.9	25.7
Assets held for policyholders	648.5	668.7
Policyholder payables (2)	(648.5)	(668.7)
Total return swaps related to deferred compensation plans	11.8	(1.6)
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
The following table presents, by hierarchy levels, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company’s Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively:

	As of March 31, 2023
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	468.9	468.9	—	—
Investments: (2)
Equity investments:
Seed capital	107.9	107.9	—	—
Investments related to deferred compensation plans	163.1	163.1	—	—
Other equity securities	1.1	1.1	—	—
Assets held for policyholders (3)	648.5	648.5	—	—
Total return swaps related to deferred compensation plans	11.8	—	11.8	—
Total	1,401.3	1,389.5	11.8	—
Liabilities:
Contingent consideration liability	(1.3)	—	—	(1.3)
Total	(1.3)	—	—	(1.3)

	As of December 31, 2022
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	760.8	760.8	—	—
Investments (2):
Equity investments:
Seed capital	177.9	177.9	—	—
Investments related to deferred compensation plans	146.1	146.1	—	—
Other equity securities	1.0	1.0	—	—
Assets held for policyholders (3)	668.7	668.7	—	—
Total	1,754.5	1,754.5	—	—
Liabilities:
Total return swaps related to deferred compensation plans	(1.6)	—	(1.6)	—
Contingent consideration liability	(1.3)	—	—	(1.3)
Total	(2.9)	—	(1.6)	(1.3)
____________
(1)    The balance primarily represents cash held in affiliated money market funds.
(2)    Foreign time deposits of $25.9 million (December 31, 2022: $25.7 million) are excluded from this table. Equity method and other investments of $658.0 million and $24.7 million, respectively, (December 31, 2022: $621.2 million and $24.7 million, respectively) are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.
(3)    The majority of assets held for policyholders are held in affiliated funds.

Total Return Swaps (TRS)

In addition to holding equity investments, the company has TRS to hedge economically certain deferred compensation liabilities. The notional value of the TRS at March 31, 2023 was $384.9 million, and the fair value of the TRS was an asset of $11.8 million (December 31, 2022 notional value was $326.6 million and the fair value was a liability of $1.6 million). During the three months ended March 31, 2023, market valuation gains related to the TRS of $13.1 million were recognized in Other gains/(losses), net (three months ended March 31, 2022: $21.8 million net losses).

3.  INVESTMENTS

The disclosures below include details of the company’s investments. Investments held by CIP are detailed in Note 12, "Consolidated Investment Products".

$ in millions	March 31, 2023	December 31, 2022
Equity investments:
Seed capital	107.9	177.9
Investments related to deferred compensation plans	163.1	146.1
Other equity securities	1.1	1.0
Equity method investments	658.0	621.2
Foreign time deposits	25.9	25.7
Other	24.7	24.7
Total investments (1)	980.7	996.6
____________
(1)    The majority of the company’s investment balances relate to balances held in affiliated funds and equity method investees.

Equity investments

The unrealized gains and losses for the three months ended March 31, 2023 that relate to equity investments still held at March 31, 2023, were a $6.7 million net gain (three months ended March 31, 2022: $29.1 million net loss).

4.  DEBT

The disclosures below include details of the company’s debt. Debt of CIP is detailed in Note 12, "Consolidated Investment Products".

	March 31, 2023		December 31, 2022
$ in millions	Carrying Value (2)	Fair Value	Carrying Value (2)	Fair Value
$1.5 billion floating rate credit facility expiring April 26, 2026	—	—	—	—
Unsecured Senior Notes: (1)
$600 million 4.000% - due January 30, 2024	599.1	592.3	598.8	591.5
$500 million 3.750% - due January 15, 2026	498.1	486.2	497.9	486.4
$400 million 5.375% - due November 30, 2043	390.9	398.0	390.9	397.3
Debt	1,488.1	1,476.5	1,487.6	1,475.2
____________
(1)    The company’s senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
(2)    The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.

5.  SHARE CAPITAL

The number of preferred shares issued and outstanding is represented in the table below:

	As of
in millions	March 31, 2023	December 31, 2022
Preferred shares issued (1)	4.0	4.0
Preferred shares outstanding (1)	4.0	4.0
__________
(1)    Preferred shares are held by Massachusetts Mutual Life Insurance Company (MassMutual) and are subject to a lock-up period of five years, which prohibits the sale of the preferred shares by MassMutual until May 24, 2024.

The number of common shares and common share equivalents issued are represented in the table below:

	As of
in millions	March 31, 2023	December 31, 2022
Common shares issued	566.1	566.1
Less: Treasury shares for which dividend and voting rights do not apply	(107.9)	(111.3)
Common shares outstanding	458.2	454.8

6.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended March 31, 2023
$ in millions	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	55.1	—	55.1
Other comprehensive income/(loss), net	—	4.4	4.4
Other comprehensive income/(loss), net of tax	55.1	4.4	59.5
Beginning balance	(815.0)	(127.4)	(942.4)
Other comprehensive income/(loss), net of tax	55.1	4.4	59.5
Ending balance	(759.9)	(123.0)	(882.9)

	For the three months ended March 31, 2022
$ in millions	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(67.2)	—	(67.2)
Other comprehensive income/(loss), net	—	0.2	0.2
Other comprehensive income/(loss), net of tax	(67.2)	0.2	(67.0)
Beginning balance	(351.9)	(89.6)	(441.5)
Other comprehensive income/(loss), net of tax	(67.2)	0.2	(67.0)
Ending balance	(419.1)	(89.4)	(508.5)

7. REVENUE

The geographic disaggregation of revenue for the three months ended March 31, 2023 and 2022 are presented below. There are no revenues attributed to the company’s country of domicile, Bermuda.

	For the three months ended March 31,
$ in millions	2023	2022
Americas	1,083.4	1,244.8
Asia-Pacific (APAC)	69.9	85.2
Europe, Middle East and Africa (EMEA)	264.9	299.4
Total operating revenues	1,418.2	1,629.4

8.  COMMON SHARE-BASED COMPENSATION

The company recognized total compensation expense of $37.8 million and $29.5 million related to equity-settled common share-based payment transactions in the three months ended March 31, 2023 and 2022, respectively.

Movements on employee common share awards during the periods ended March 31 are detailed below:

	For the three months ended March 31, 2023			For the three months ended March 31, 2022
Millions of common shares, except fair values	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value ($)	Time- Vested	Performance- Vested
Unvested at the beginning of period	10.3	2.1	19.03	13.5	1.9
Granted during the period	4.3	0.7	17.74	3.6	1.0
Forfeited during the period	—	(0.2)	14.89	—	(0.1)
Vested and distributed during the period	(4.5)	(0.5)	18.12	(4.8)	(0.4)
Unvested at the end of the period	10.1	2.1	18.96	12.3	2.4
The total fair value of common shares that vested during the three months ended March 31, 2023 was $87.3 million (three months ended March 31, 2022: $108.3 million). The weighted average grant date fair value of the U.S dollar share awards that were granted during the three months ended March 31, 2023 was $17.74 (three months ended March 31, 2022: $21.24).

At March 31, 2023, there was $186.7 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.69 years.

9. RESTRUCTURING

In the first quarter of 2023, we completed our strategic evaluation of the business.We continue to remain focused on identifying areas of expense improvement that will deliver positive operating leverage as we continue to grow the business.

Restructuring expenses related to the strategic evaluation were $44.3 million for the three months ended March 31, 2023 (three months ended March 31, 2022: $22.3 million). Restructuring expenses are recorded to transaction, integration and restructuring expenses on the Condensed Consolidated Statements of Income.

The following table shows the roll-forward of the restructuring liability as of March 31, 2023 and the total restructuring charges for the period ending March 31, 2023 and December 31, 2022. The company recorded the liability to accrued compensation and benefits and accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

$ in millions	For the three month period ended March 31, 2023	For the twelve month period ended December 31, 2022
Beginning balance	7.1	34.8
Accrued charges	29.7	13.9
Payments	(3.8)	(41.6)
Ending balance	33.0	7.1
Cumulative non-cash charges (1)	89.1	74.5
Cumulative charges incurred	304.8	260.5
__________
(1) Non-cash charges include stock-based compensation, accelerated depreciation of certain assets and location strategy costs (including impairment charges).

10.  EARNINGS PER COMMON SHARE

The calculation of earnings per share (EPS) is as follows:

	For the three months ended March 31,
In millions, except per share data	2023	2022
Net income attributable to Invesco Ltd.	145.0	197.7

Invesco Ltd:
Weighted average common shares outstanding - basic	458.1	459.5
Dilutive effect of non-participating common share-based awards	0.8	2.9
Weighted average common shares outstanding - diluted	458.9	462.4

Earnings per common share:
-basic	$0.32	$0.43
-diluted	$0.32	$0.43
See Note 8, "Common Share-Based Compensation," for a summary of common share awards outstanding under the company’s common share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted EPS.

11.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has committed to co-invest in certain investment products, which may be called in future periods. At March 31, 2023, the company’s undrawn co-invest capital commitments were $453.0 million (December 31, 2022: $336.1 million).

Certain of our managed investment products have entered into revolving credit facilities with financial institutions. Pursuant to these arrangements, the company provided equity commitments and guarantees to certain of these investment products that are temporary in nature. The revolving credit facilities look first to the respective investment products for repayment and servicing. The company’s equity commitment or guarantee would only be called in the event a particular investment product is unable to meet its obligation. The company believes the likelihood of being required to fund its equity commitments or guarantees under these arrangements to be remote. To date, the company has not been required to fund any equity commitments or guarantees under these arrangements. The maximum amount of future payments under the commitments is $274.7 million and under the guarantees is $30.0 million. The fair value of the guarantee liability is not significant to the consolidated financial statements.

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

In assessing the impact that a legal or regulatory matter will have on the company, management evaluates the need for an accrual on a case-by-case basis. If the likelihood of a loss is deemed probable and is reasonably estimable, the estimated loss is accrued. If the likelihood of a loss is assessed as less than probable, or an amount or range of loss cannot be reasonably estimated, a loss is not accrued. In management’s opinion, adequate accrual has been made as of March 31, 2023 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount and are deemed probable. Management is of the opinion that the ultimate resolution of claims will not materially affect the company’s business, revenue, net income or liquidity.

12.  CONSOLIDATED INVESTMENT PRODUCTS

The balances related to CIP are identified on the Consolidated Balance Sheets. At March 31, 2023, the company’s net investment in and net receivables from CIP were $460.3 million (December 31, 2022: $386.6 million). The consolidation of investment products had no impact on net income attributable to the company during the three months ended March 31, 2023.
The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	6,433.5	—	6,186.6	246.9	—
Bonds	735.6	5.0	730.6	—	—
Equity securities	227.6	89.2	42.3	96.1	—
Equity and fixed income mutual funds	195.3	26.6	168.7	—	—
Investments in other private equity funds	429.9	—	—	8.3	421.6
Real estate investments	529.9	—	—	—	529.9
Total assets at fair value	8,551.8	120.8	7,128.2	351.3	951.5

	As of December 31, 2022
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	6,315.1	—	6,069.8	245.3	—
Bonds	697.5	8.8	688.2	0.5	—
Equity securities	274.9	129.9	29.8	115.2	—
Equity and fixed income mutual funds	230.7	38.8	191.9	—	—
Investments in other private equity funds	461.2	—	—	7.6	453.6
Real estate investments	552.0	—	—	—	552.0
Total assets at fair value	8,531.4	177.5	6,979.7	368.6	1,005.6

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	As of March 31, 2023	As of March 31, 2022
$ in millions	Level 3 Assets	Level 3 Assets
Beginning Balance	368.6	239.5
Purchases	0.1	—
Sales	(13.4)	(6.5)
Deconsolidation of CIP	(0.6)	—
Gains and losses included in the Consolidated Statements of Income	(7.6)	(0.7)
Transfers from Level 3 into Levels 1 or 2	(130.2)	(31.8)
Transfers into Level 3 from Levels 1 or 2	132.2	55.1
Foreign exchange	2.2	(0.3)
Ending Balance	351.3	255.3

Non-consolidated Variable interest entities (VIEs)

At March 31, 2023,the company's maximum risk of loss with respect to VIEs in which the company is not the primary beneficiary included our investment carrying value of $100.3 million (December 31, 2022: $111.5 million) and unfunded capital commitments of $95.5 million (December 31, 2022: $99.0 million).

See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

13. RELATED PARTIES

MassMutual owns approximately 17.8% in common stock of the company and owns all of the outstanding $4.0 billion in perpetual, non-cumulative preferred shares as of March 31, 2023. Based on the level of shares owned by MassMutual and the corresponding customary minority shareholder rights, which includes representation on Invesco’s board of directors, the company considers MassMutual a related party.

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

14.  SUBSEQUENT EVENTS

On April 25, 2023, the company declared a first quarter 2023 dividend of $0.20 per common share, payable on June 2, 2023, to common shareholders of record at the close of business on May 9, 2023 with an ex-dividend date of May 8, 2023.

On April 25, 2023, the company declared a preferred dividend of $14.75 per preferred share to the holders of preferred shares representing the period from March 1, 2023 through May 31, 2023. The preferred dividend is payable on June 1, 2023 to preferred shareholders of record at the close of business on May 15, 2023.

On April 26, 2023, Invesco Ltd. and its indirect subsidiary, Invesco Finance PLC, amended and restated the $1.5 billion floating rate credit facility, increasing facility capacity to $2.0 billion and extending the expiration date from April 26, 2026 to April 26, 2028.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto, which appear elsewhere in this Report. Except for the historical financial information, this Report may include statements that constitute “forward-looking statements” under the United States securities laws. Forward-looking statements include information concerning future results of our operations, expenses, earnings, liquidity, cash flow and capital expenditures, industry or market conditions, assets under management (AUM), geopolitical events and the COVID-19 pandemic and their respective potential impact on the company, acquisitions and divestitures, debt and our ability to obtain additional financing or make payments, regulatory developments, demand for and pricing of our products, the prospects for certain legal contingencies, and other aspects of our business or general economic conditions. In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. None of this information should be considered in isolation from, or as a substitute for, historical financial statements.

Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions. There can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in this Report and our most recent Form 10-K and Forms 10-Q filed with the SEC.

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

Executive Overview

The following executive overview summarizes the significant trends affecting our results of operations and financial condition for the periods presented. This overview and the remainder of this management’s discussion and analysis supplements and should be read in conjunction with the Condensed Consolidated Financial Statements of Invesco Ltd. and the notes thereto contained elsewhere in this Report.

The company is an independent investment management firm dedicated to delivering an investment experience that helps people get more out of life. Our comprehensive range of active, passive and alternative investment capabilities has been constructed over many years to help clients achieve their investment objectives. We draw on this comprehensive range of capabilities to provide customized solutions designed to deliver key outcomes aligned to client needs. Invesco benefits from our long-term efforts to ensure a diversified base of AUM. One of Invesco's core strengths, and a key differentiator for the company within the industry, is our broad diversification across client domiciles, asset classes and distribution channels. Our geographic diversification recognizes growth opportunities in different parts of the world. This broad diversification mitigates the impact on Invesco of different market cycles and enables the company to take advantage of growth opportunities in various markets and channels.

Most major financial markets gained ground during the early part of 2023, partially offsetting significant declines experienced last year. However, a heightened level of volatility persists and financial markets reacted with caution in March in response to several regional bank failures. Investors once again sought safety in risk-off assets, and net flows across our industry were pressured further. The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three months ended March 31, 2023 and 2022:

	Index expressed in currency	Three months ended March 31,
Equity Index		2023	2022
S&P 500	U.S. Dollar	7.0%	(5.0)%
FTSE 100	British Pound	2.4%	1.8%
FTSE 100	U.S. Dollar	4.5%	(1.2)%
S&P/TSX 60 Index	Canadian Dollar	3.2%	2.8%
S&P/TSX 60 Index	U.S. Dollar	3.3%	4.2%
MSCI Emerging Markets	U.S. Dollar	3.5%	(7.3)%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	3.0%	(5.9)%

Despite the volatile markets in early 2023, our diversified product lineup maintained net long-term inflows in certain key capabilities, notably Fixed Income, the Institutional Channel and exchange-traded funds (ETFs).

We remain highly focused on our capital priorities, investing in our key capabilities, and efficiently allocating our resources. Consistent with our commitment to improve our leverage profile, we continue to manage our debt to lower levels. We ended the quarter with no balance on our credit facility and continued to maintain debt below $1.5 billion, the lowest level in over a decade. To increase balance sheet flexibility, we amended and restated the $1.5 billion floating rate credit facility, increasing facility capacity to $2.0 billion and extending the expiration date from April 26, 2026 to April 26, 2028. As a result of our continued progress to build financial flexibility, and in accordance with our commitment to return capital to shareholders, the Board approved a 7% increase in our quarterly dividend to $0.20 per share beginning with the dividend that will be paid to holders of common shares in the second quarter of 2023.

As previously disclosed, on February 8, 2023 we announced that Martin L. Flanagan will retire as President and Chief Executive Officer (CEO) of the company and as a member of the Board of Directors effective June 30, 2023. Andrew R. Schlossberg will succeed Mr. Flanagan as President and CEO and as a member of the Board of Directors effective June 30, 2023. Mr. Schlossberg is currently Senior Managing Director and Head of Americas and has served in multiple leadership roles across the company’s businesses and locations since joining the company in 2001. Commencing June 30, 2023, Mr. Flanagan will serve as Chairman Emeritus for the company and, in this new role, will provide advice, guidance and support to the company through December 31, 2024.

Presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of Consolidated Investment Products

The company provides investment management services to, and has transactions with, various retail mutual funds and similar entities, private equity, real estate, fund-of-funds, collateralized loan obligations (CLOs) and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Investment products that are consolidated are referred to in this Form 10-Q (Report) as CIP. The company’s economic risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees. See also Note 12, "Consolidated Investment Products," for additional information regarding the impact of the consolidation of managed funds.

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

Due to the significant impact that CIP has on the presentation of the company’s Consolidated Financial Statements, the company has elected to deconsolidate these products in its non-GAAP disclosures (among other adjustments). See "Schedule of Non-GAAP Information" for additional information regarding these adjustments. The following discussion therefore combines the results presented under U.S. GAAP with the company’s non-GAAP presentation.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow the AUM discussion:

•Results of Operations (three months ended March 31, 2023 compared to three months ended March 31, 2022);
•Schedule of Non-GAAP Information;
•Balance Sheet Discussion; and
•Liquidity and Capital Resources.

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

Summary operating information is presented in the table below:

$ in millions, other than per common share amounts, operating margins and AUM	Three months ended March 31,
U.S. GAAP Financial Measures Summary	2023	2022
Operating revenues	1,418.2	1,629.4
Operating income	209.5	377.7
Operating margin	14.8%	23.2%
Net income attributable to Invesco Ltd.	145.0	197.7
Diluted EPS	0.32	0.43

Non-GAAP Financial Measures Summary(1)
Net revenues	1,075.9	1,252.4
Adjusted operating income	326.9	494.6
Adjusted operating margin	30.4%	39.5%
Adjusted net income attributable to Invesco Ltd.	173.4	259.3
Adjusted diluted EPS	0.38	0.56

Assets Under Management
Ending AUM (billions)	1,483.0	1,555.9
Average AUM (billions)	1,463.0	1,545.1
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

	Benchmark Comparison				Peer Group Comparison
	% of AUM In Top Half of Benchmark				% of AUM in Top Half of Peer Group
	1yr	3yr	5yr	10yr	1yr	3yr	5yr	10yr
Equities (2)
U.S. Core (4%)	52%	41%	31%	16%	27%	27%	15%	—%
U.S. Growth (5%)	—%	27%	45%	45%	—%	—%	30%	30%
U.S. Value (6%)	79%	61%	78%	54%	80%	61%	48%	48%
Sector (1%)	8%	8%	25%	55%	8%	26%	33%	56%
U.K. (1%)	55%	39%	33%	46%	85%	32%	45%	40%
Canadian (<1%)	87%	100%	66%	45%	63%	100%	42%	—%
Asian (4%)	63%	79%	85%	91%	60%	39%	48%	81%
Continental European (2%)	80%	75%	11%	92%	84%	79%	24%	75%
Global (5%)	35%	26%	10%	84%	65%	23%	4%	16%
Global Ex U.S. and Emerging Markets (8%)	90%	34%	97%	99%	99%	16%	15%	66%
Fixed Income (2)
Money Market (29%)	92%	95%	98%	100%	86%	86%	86%	99%
U.S. Fixed Income (10%)	32%	94%	77%	97%	45%	84%	64%	92%
Global Fixed Income (6%)	50%	91%	90%	97%	66%	70%	68%	92%
Stable Value (5%)	—%	100%	100%	100%	97%	97%	97%	100%
Other (2)
Alternatives (5%)	54%	39%	69%	75%	42%	49%	39%	48%
Balanced (7%)	89%	68%	64%	62%	89%	84%	83%	94%
_________
(1)    Excludes passive products, closed-end funds, private equity limited partnerships, non-discretionary funds, unit investment trusts (UITs), fund of funds with component funds managed by Invesco, stable value building block funds and collateralized debt obligations. Certain funds and products were excluded from the analysis because of limited benchmark or peer group data. Had these been available, results may have been different. These results are preliminary and subject to revision.
Data as of March 31, 2023. AUM measured in the one, three, five and ten year quartile rankings represents 46%, 46%, 46% and 41% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three, five and ten year basis represents 60%, 57%, 56% and 51% of total Invesco AUM. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (e.g., Morningstar, IA, Lipper, eVestment, Mercer, Galaxy, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.
(2)    Numbers in parenthesis reflect AUM for each investment product (see Note above for exclusions) as a percentage of the total AUM for the five-year peer group ($680.9 billion).

Assets Under Management

The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM includes index-based ETFs, UITs, non-management fee earning AUM and other passive mandates. Active AUM is total AUM less Passive AUM.

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

Changes in AUM were as follows:

	For the three months ended March 31,
	2023			2022
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
December 31	1,409.2	976.2	433.0	1,610.9	1,082.5	528.4
Long-term inflows	79.4	46.9	32.5	106.3	61.7	44.6
Long-term outflows	(76.5)	(49.4)	(27.1)	(89.1)	(60.9)	(28.2)
Net long-term flows	2.9	(2.5)	5.4	17.2	0.8	16.4
Net flows in non-management fee earning AUM	(1.6)	—	(1.6)	(1.0)	—	(1.0)
Net flows in money market funds	7.7	7.7	—	12.8	12.8	—
Total net flows	9.0	5.2	3.8	29.0	13.6	15.4
Reinvested distributions	1.0	1.0	—	0.8	0.8	—
Market gains and losses	61.9	20.9	41.0	(80.9)	(50.0)	(30.9)
Foreign currency translation	1.9	1.9	—	(3.9)	(4.2)	0.3
March 31	1,483.0	1,005.2	477.8	1,555.9	1,042.7	513.2
Average AUM
Average long-term AUM	1,083.2	788.5	294.7	1,187.7	895.6	292.1
Average AUM	1,463.0	1,002.0	461.0	1,545.1	1,050.0	495.1
Average QQQ AUM	156.1	N/A	156.1	189.0	N/A	189.0

	For the three months ended March 31,
	2023	2022
Revenue yield (bps) (1)
U.S. GAAP Gross revenue yield	41.3	45.1
Net revenue yield ex performance fees ex QQQ (2)	32.7	36.6
Active net revenue yield ex performance fees	37.6	41.9
Passive net revenue yield ex QQQ (2)	16.7	18.4
___________
(1)    U.S. GAAP gross revenue yield is not considered a meaningful effective fee rate measure. Gross revenue yield on AUM is equal to U.S. GAAP annualized total operating revenues divided by average AUM, excluding Invesco Great Wall Fund Management Company Limited (IGW) AUM. It is appropriate to exclude the average AUM of IGW as the revenues resulting from these AUM are not presented in U.S. GAAP operating revenues. The average AUM for IGW in the three months ended March 31, 2023 was $91.0 billion (three months ended March 31, 2022: $99.3 billion). Additionally, the U.S. GAAP gross revenue yield is not a good measure because the numerator of the U.S. GAAP gross revenue yield excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Net revenue yield metrics include the net revenues and average AUM of IGW and CIP. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.
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

Market Returns

Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. The table in the “Executive Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations summarizes returns based on price appreciation/(depreciation) of several major market indices for the three months ended March 31, 2023 and 2022.

Foreign Exchange Rates

During the three months ended March 31, 2023, we experienced an increase in AUM of $1.9 billion due to changes in foreign exchange rates. In the three months ended March 31, 2022, AUM decreased by $3.9 billion due to foreign exchange rate changes.

Total AUM by Channel (1)

As of and for the Three Months Ended March 31, 2023 and 2022:

$ in billions	Total	Retail	Institutional
December 31, 2022	1,409.2	872.3	536.9
Long-term inflows	79.4	54.8	24.6
Long-term outflows	(76.5)	(58.5)	(18.0)
Net long-term flows	2.9	(3.7)	6.6
Net flows in non-management fee earning AUM	(1.6)	(2.7)	1.1
Net flows in money market funds	7.7	1.2	6.5
Total net flows	9.0	(5.2)	14.2
Reinvested distributions	1.0	0.9	0.1
Market gains and losses	61.9	55.7	6.2
Foreign currency translation	1.9	1.2	0.7
March 31, 2023	1,483.0	924.9	558.1

December 31, 2021	1,610.9	1,106.5	504.4
Long-term inflows	106.3	81.1	25.2
Long-term outflows	(89.1)	(70.7)	(18.4)
Net long-term flows	17.2	10.4	6.8
Net flows in non-management fee earning AUM	(1.0)	0.4	(1.4)
Net flows in money market funds	12.8	2.1	10.7
Total net flows	29.0	12.9	16.1
Reinvested distributions	0.8	0.7	0.1
Market gains and losses	(80.9)	(74.3)	(6.6)
Foreign currency translation	(3.9)	(1.1)	(2.8)
March 31, 2022	1,555.9	1,044.7	511.2
________
See accompanying notes immediately following these AUM tables.

Active AUM by Channel (1)

As of and for the Three Months Ended March 31, 2023 and 2022:

$ in billions	Total	Retail	Institutional
December 31, 2022	976.2	482.1	494.1
Long-term inflows	46.9	26.3	20.6
Long-term outflows	(49.4)	(33.0)	(16.4)
Net long-term flows	(2.5)	(6.7)	4.2
Net flows in money market funds	7.7	1.2	6.5
Total net flows	5.2	(5.5)	10.7
Reinvested distributions	1.0	0.9	0.1
Market gains and losses	20.9	17.1	3.8
Foreign currency translation	1.9	1.0	0.9
March 31, 2023	1,005.2	495.6	509.6

December 31, 2021	1,082.5	631.7	450.8
Long-term inflows	61.7	37.1	24.6
Long-term outflows	(60.9)	(43.4)	(17.5)
Net long-term flows	0.8	(6.3)	7.1
Net flows in money market funds	12.8	2.1	10.7
Total net flows	13.6	(4.2)	17.8
Reinvested distributions	0.8	0.7	0.1
Market gains and losses	(50.0)	(45.4)	(4.6)
Foreign currency translation	(4.2)	(0.9)	(3.3)
March 31, 2022	1,042.7	581.9	460.8
________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (1)

As of and for the Three Months Ended March 31, 2023 and 2022:

$ in billions	Total	Retail	Institutional
December 31, 2022	433.0	390.2	42.8
Long-term inflows	32.5	28.5	4.0
Long-term outflows	(27.1)	(25.5)	(1.6)
Net long-term flows	5.4	3.0	2.4
Net flows in non-management fee earning AUM	(1.6)	(2.7)	1.1
Total net flows	3.8	0.3	3.5
Market gains and losses	41.0	38.6	2.4
Foreign currency translation	—	0.2	(0.2)
March 31, 2023	477.8	429.3	48.5

December 31, 2021	528.4	474.8	53.6
Long-term inflows	44.6	44.0	0.6
Long-term outflows	(28.2)	(27.3)	(0.9)
Net long-term flows	16.4	16.7	(0.3)
Net flows in non-management fee earning AUM	(1.0)	0.4	(1.4)
Total net flows	15.4	17.1	(1.7)
Market gains and losses	(30.9)	(28.9)	(2.0)
Foreign currency translation	0.3	(0.2)	0.5
March 31, 2022	513.2	462.8	50.4
____________
See accompanying notes immediately following these AUM tables.

AUM by Asset Class (2)

As of and for the Three Months Ended March 31, 2023 and 2022:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2022	1,409.2	637.0	313.7	67.1	203.5	187.9
Long-term inflows	79.4	39.4	28.6	3.3	—	8.1
Long-term outflows	(76.5)	(34.6)	(26.1)	(4.7)	—	(11.1)
Net long-term flows	2.9	4.8	2.5	(1.4)	—	(3.0)
Net flows in non-management fee earning AUM	(1.6)	(2.7)	1.1	—	—	—
Net flows in money market funds	7.7	—	—	—	7.7	—
Total net flows	9.0	2.1	3.6	(1.4)	7.7	(3.0)
Reinvested distributions	1.0	0.2	0.4	0.2	—	0.2
Market gains and losses	61.9	55.6	3.9	1.7	0.1	0.6
Foreign currency translation	1.9	0.8	0.2	0.3	0.2	0.4
March 31, 2023	1,483.0	695.7	321.8	67.9	211.5	186.1
Average AUM	1,463.0	674.0	318.1	68.8	213.6	188.5
% of total average AUM	100.0%	46.1%	21.7%	4.7%	14.6%	12.9%

December 31, 2021	1,610.9	841.6	334.8	88.6	148.8	197.1
Long-term inflows	106.3	50.6	29.4	5.5	—	20.8
Long-term outflows	(89.1)	(45.0)	(24.6)	(6.3)	—	(13.2)
Net long-term flows	17.2	5.6	4.8	(0.8)	—	7.6
Net flows in non-management fee earning AUM	(1.0)	0.4	(1.4)	—	—	—
Net flows in money market funds	12.8	—	—	—	12.8	—
Total net flows	29.0	6.0	3.4	(0.8)	12.8	7.6
Reinvested distributions	0.8	0.2	0.3	0.1	—	0.2
Market gains and losses	(80.9)	(66.5)	(12.7)	(8.3)	0.4	6.2
Foreign currency translation	(3.9)	(1.3)	(1.9)	(0.1)	—	(0.6)
March 31, 2022	1,555.9	780.0	323.9	79.5	162.0	210.5
Average AUM	1,545.1	776.6	327.8	83.6	154.5	202.6
% of total average AUM	100.0%	50.3%	21.2%	5.4%	10.0%	13.1%
________
See accompanying notes immediately following these AUM tables.

Active AUM by Asset Class (2)

As of and for the Three Months Ended March 31, 2023 and 2022:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2022	976.2	277.5	273.0	66.3	203.5	155.9
Long-term inflows	46.9	15.0	23.2	3.3	—	5.4
Long-term outflows	(49.4)	(15.4)	(23.5)	(4.7)	—	(5.8)
Net long-term flows	(2.5)	(0.4)	(0.3)	(1.4)	—	(0.4)
Net flows in money market funds	7.7	—	—	—	7.7	—
Total net flows	5.2	(0.4)	(0.3)	(1.4)	7.7	(0.4)
Reinvested distributions	1.0	0.2	0.4	0.2	—	0.2
Market gains and losses	20.9	16.1	3.5	1.7	0.1	(0.5)
Foreign currency translation	1.9	0.9	0.1	0.3	0.2	0.4
March 31, 2023	1,005.2	294.3	276.7	67.1	211.5	155.6
Average AUM	1,002.0	289.5	274.4	67.9	213.6	156.6
% of total average AUM	100.0%	28.9%	27.4%	6.8%	21.3%	15.6%

December 31, 2021	1,082.5	389.6	293.1	87.4	148.8	163.6
Long-term inflows	61.7	19.1	24.5	5.5	—	12.6
Long-term outflows	(60.9)	(24.2)	(22.0)	(6.2)	—	(8.5)
Net long-term flows	0.8	(5.1)	2.5	(0.7)	—	4.1
Net flows in money market funds	12.8	—	—	—	12.8	—
Total net flows	13.6	(5.1)	2.5	(0.7)	12.8	4.1
Reinvested distributions	0.8	0.2	0.3	0.1	—	0.2
Market gains and losses	(50.0)	(35.2)	(10.7)	(8.2)	0.4	3.7
Foreign currency translation	(4.2)	(1.6)	(1.9)	(0.1)	—	(0.6)
March 31, 2022	1,042.7	347.9	283.3	78.5	162.0	171.0
Average AUM	1,050.0	358.7	287.1	82.5	154.5	167.2
% of total average AUM	100.0%	34.2%	27.3%	7.9%	14.7%	15.9%
________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class (2)

As of and for the Three Months Ended March 31, 2023 and 2022:

$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
December 31, 2022	433.0	359.5	40.7	0.8	—	32.0
Long-term inflows	32.5	24.4	5.4	—	—	2.7
Long-term outflows	(27.1)	(19.2)	(2.6)	—	—	(5.3)
Net long-term flows	5.4	5.2	2.8	—	—	(2.6)
Net flows in non-management fee earning AUM	(1.6)	(2.7)	1.1	—	—	—
Total net flows	3.8	2.5	3.9	—	—	(2.6)
Market gains and losses	41.0	39.5	0.4	—	—	1.1
Foreign currency translation	—	(0.1)	0.1	—	—	—
March 31, 2023	477.8	401.4	45.1	0.8	—	30.5
Average AUM	461.0	384.5	43.7	0.9	—	31.9
% of total average AUM	100.0%	83.4%	9.5%	0.2%	—%	6.9%

December 31, 2021	528.4	452.0	41.7	1.2	—	33.5
Long-term inflows	44.6	31.5	4.9	—	—	8.2
Long-term outflows	(28.2)	(20.8)	(2.6)	(0.1)	—	(4.7)
Net long-term flows	16.4	10.7	2.3	(0.1)	—	3.5
Net flows in non-management fee earning AUM	(1.0)	0.4	(1.4)	—	—	—
Total net flows	15.4	11.1	0.9	(0.1)	—	3.5
Market gains and losses	(30.9)	(31.3)	(2.0)	(0.1)	—	2.5
Foreign currency translation	0.3	0.3	—	—	—	—
March 31, 2022	513.2	432.1	40.6	1.0	—	39.5
Average AUM	495.1	417.9	40.7	1.1	—	35.4
% of total average AUM	100.0%	84.4%	8.2%	0.2%	—%	7.2%
________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile (3)

As of and for the Three Months Ended March 31, 2023 and 2022:

$ in billions	Total	Americas	APAC	EMEA
December 31, 2022	1,409.2	999.4	223.5	186.3
Long-term inflows	79.4	42.1	19.1	18.2
Long-term outflows	(76.5)	(41.4)	(19.1)	(16.0)
Net long-term flows	2.9	0.7	—	2.2
Net flows in non-management fee earning AUM	(1.6)	0.5	(1.3)	(0.8)
Net flows in money market funds	7.7	6.4	1.3	—
Total net flows	9.0	7.6	—	1.4
Reinvested distributions	1.0	1.0	—	—
Market gains and losses	61.9	47.6	5.3	9.0
Foreign currency translation	1.9	0.1	(0.2)	2.0
March 31, 2023	1,483.0	1,055.7	228.6	198.7

December 31, 2021	1,610.9	1,132.5	247.3	231.1
Long-term inflows	106.3	61.5	21.4	23.4
Long-term outflows	(89.1)	(53.6)	(15.8)	(19.7)
Net long-term flows	17.2	7.9	5.6	3.7
Net flows in non-management fee earning AUM	(1.0)	(2.2)	(0.1)	1.3
Net flows in money market funds	12.8	12.4	1.2	(0.8)
Total net flows	29.0	18.1	6.7	4.2
Reinvested distributions	0.8	0.8	—	—
Market gains and losses	(80.9)	(60.0)	(12.4)	(8.5)
Foreign currency translation	(3.9)	0.1	(1.8)	(2.2)
March 31, 2022	1,555.9	1,091.5	239.8	224.6

________
See accompanying notes immediately following these AUM tables.

Active AUM by Client Domicile (3)

As of and for the Three Months Ended March 31, 2023 and 2022:

$ in billions	Total	Americas	APAC	EMEA
December 31, 2022	976.2	670.8	191.0	114.4
Long-term inflows	46.9	21.7	16.8	8.4
Long-term outflows	(49.4)	(27.2)	(15.8)	(6.4)
Net long-term flows	(2.5)	(5.5)	1.0	2.0
Net flows in money market funds	7.7	6.4	1.3	—
Total net flows	5.2	0.9	2.3	2.0
Reinvested distributions	1.0	1.0	—	—
Market gains and losses	20.9	15.9	1.7	3.3
Foreign currency translation	1.9	0.1	0.1	1.7
March 31, 2023	1,005.2	688.7	195.1	121.4

December 31, 2021	1,082.5	724.5	208.8	149.2
Long-term inflows	61.7	34.5	19.8	7.4
Long-term outflows	(60.9)	(35.5)	(14.7)	(10.7)
Net long-term flows	0.8	(1.0)	5.1	(3.3)
Net flows in money market funds	12.8	12.4	1.2	(0.8)
Total net flows	13.6	11.4	6.3	(4.1)
Reinvested distributions	0.8	0.8	—	—
Market gains and losses	(50.0)	(33.6)	(10.5)	(5.9)
Foreign currency translation	(4.2)	0.1	(2.3)	(2.0)
March 31, 2022	1,042.7	703.2	202.3	137.2

________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile (3)

As of and for the Three Months Ended March 31, 2023 and 2022:

$ in billions	Total	Americas	APAC	EMEA
December 31, 2022	433.0	328.6	32.5	71.9
Long-term inflows	32.5	20.4	2.3	9.8
Long-term outflows	(27.1)	(14.2)	(3.3)	(9.6)
Net long-term flows	5.4	6.2	(1.0)	0.2
Net flows in non-management fee earning AUM	(1.6)	0.5	(1.3)	(0.8)
Total net flows	3.8	6.7	(2.3)	(0.6)
Market gains and losses	41.0	31.7	3.6	5.7
Foreign currency translation	—	—	(0.3)	0.3
March 31, 2023	477.8	367.0	33.5	77.3

December 31, 2021	528.4	408.0	38.5	81.9
Long-term inflows	44.6	27.0	1.6	16.0
Long-term outflows	(28.2)	(18.1)	(1.1)	(9.0)
Net long-term flows	16.4	8.9	0.5	7.0
Net flows in non-management fee earning AUM	(1.0)	(2.2)	(0.1)	1.3
Total net flows	15.4	6.7	0.4	8.3
Market gains and losses	(30.9)	(26.4)	(1.9)	(2.6)
Foreign currency translation	0.3	—	0.5	(0.2)
March 31, 2022	513.2	388.3	37.5	87.4

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

Results of Operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

			Variance
	Three months ended March 31,		2023 vs 2022
$ in millions	2023	2022	$ Change	% Change
Investment management fees	1,027.9	1,180.5	(152.6)	(12.9)%
Service and distribution fees	334.2	379.0	(44.8)	(11.8)%
Performance fees	5.6	1.0	4.6	460.0%
Other	50.5	68.9	(18.4)	(26.7)%
Total operating revenues	1,418.2	1,629.4	(211.2)	(13.0)%

Revenue Adjustments:
Investment management fees	(189.8)	(205.9)	16.1	(7.8)%
Service and distribution fees	(225.3)	(257.7)	32.4	(12.6)%
Other	(40.0)	(49.0)	9.0	(18.4)%
Total Revenue Adjustments (1)	(455.1)	(512.6)	57.5	(11.2)%
Invesco Great Wall	100.5	124.1	(23.6)	(19.0)%
CIP	12.3	11.5	0.8	7.0%
Net revenues (2)	1,075.9	1,252.4	(176.5)	(14.1)%
____________
(1)    Total revenue adjustments include pass through investment management, service and distribution, and other revenues and equal the same amount as the third-party distribution, service and advisory expenses.
(2)    See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

The impact of foreign exchange rate movements decreased operating revenues by $27.2 million during the three months ended March 31, 2023 when compared to the three months ended March 31, 2022.

Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net business inflows (or outflows), changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. See the company’s disclosures regarding the changes in AUM during the three months ended March 31, 2023 and March 31, 2022 in the “Assets Under Management” section above for additional information.

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

Average AUM was $1,463.0 billion in the three months ended March 31, 2023, as compared to $1,545.1 billion in the three months ended March 31, 2022. In addition to the impact of lower AUM, investors continued to shift AUM toward lower yield passive products, such as ETFs, during three months ended March 31, 2023.

Investment Management Fees

Investment management fees were $1,027.9 million for three months ended March 31, 2023 as compared to $1,180.5 million for three months ended March 31, 2022. The impact of foreign exchange rate movements decreased investment management fees by $24.0 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. After allowing for foreign exchange movements, investment management fees decreased by $128.6 million as a result of a decline in average AUM and lower revenue yields when compared to the three months ended March 31, 2022 period.

Service and Distribution Fees

In the three months ended March 31, 2023, service and distribution fees were $334.2 million as compared to $379.0 million for the three months ended March 31, 2022. The impact of foreign exchange rate movements decreased service and distribution fees by $3.0 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. After allowing for foreign exchange movements, service and distribution fees decreased by $41.8 million. The decrease is primarily driven by lower distribution fees of $24.8 million and transfer agency fees of $15.0 million, both of which are the result of lower AUM during the period.

Performance Fees

In the three months ended March 31, 2023, performance fees were $5.6 million as compared to $1.0 million for the three months ended March 31, 2022.

Other Revenues

In the three months ended March 31, 2023, other revenues were $50.5 million as compared to $68.9 million for the three months ended March 31, 2022. The decrease in other revenues was primarily driven by lower real estate transaction fees and front end fees of $15.8 million and $6.7 million, respectively, partially offset by a $6.0 million increase in other revenues.

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

Net revenues from IGW were $100.5 million and average AUM was $91.0 billion for the three months ended March 31, 2023 (net revenues were $124.1 million and average AUM was $99.3 billion for the three months ended March 31, 2022). The impact of foreign exchange rate movements during the three months ended March 31, 2023 decreased net revenues by $7.8 million as compared to the three months ended March 31, 2022. After allowing for foreign exchange movements, net revenues from IGW were $108.3 million. The decrease in revenue is a result of lower average AUM and a reduction in net revenue yield due to changes in the mix of AUM.

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

Management and performance fees earned from CIP were $12.3 million for the three months ended March 31, 2023 (three months ended March 31, 2022: $11.5 million).

Operating Expenses

The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

			Variance
	Three months ended March 31,		2023 vs 2022
$ in millions	2023	2022	$ Change	% Change
Third-party distribution, service and advisory	455.1	512.6	(57.5)	(11.2)%
Employee compensation	462.8	432.9	29.9	6.9%
Marketing	25.0	21.7	3.3	15.2%
Property, office and technology	134.4	132.0	2.4	1.8%
General and administrative	75.7	102.2	(26.5)	(25.9)%
Transaction, integration and restructuring	41.6	35.2	6.4	18.2%
Amortization of intangibles	14.1	15.1	(1.0)	(6.6)%
Total operating expenses	1,208.7	1,251.7	(43.0)	(3.4)%

The table below sets forth these expense categories as a percentage of total operating expenses and operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	Three months ended March 31, 2023	% of Total Operating Expenses	% of Operating Revenues	Three months ended March 31, 2022	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	455.1	37.6%	32.1%	512.6	41.0%	31.5%
Employee compensation	462.8	38.3%	32.6%	432.9	34.6%	26.6%
Marketing	25.0	2.1%	1.8%	21.7	1.7%	1.3%
Property, office and technology	134.4	11.1%	9.5%	132.0	10.5%	8.1%
General and administrative	75.7	6.3%	5.3%	102.2	8.2%	6.3%
Transaction, integration and restructuring	41.6	3.4%	2.9%	35.2	2.8%	2.2%
Amortization of intangibles	14.1	1.2%	1.0%	15.1	1.2%	0.8%
Total operating expenses	1,208.7	100.0%	85.2%	1,251.7	100.0%	76.8%

During the three months ended March 31, 2023, operating expenses decreased by $43.0 million as compared to the three months ended March 31, 2022. The impact of foreign exchange rate movements decreased operating expenses by $25.4 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Third-Party Distribution, Service and Advisory

Third-party distribution, service and advisory expenses were $455.1 million for the three months ended March 31, 2023 as compared to $512.6 million for the three months ended March 31, 2022. The impact of foreign exchange rate movements decreased third-party costs by $6.1 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. After allowing for foreign exchange rate changes, the decrease in costs was $51.4 million. The decrease is primarily due to a decrease of $23.6 million in distribution and service fees resulting from lower average AUM as well as decreases of $19.9 million in renewal commissions and $6.7 million in transaction fees.

Employee Compensation

Employee compensation was $462.8 million for the three months ended March 31, 2023 as compared to $432.9 million for the three months ended March 31, 2022. The impact of foreign exchange rate movements decreased employee compensation by $12.9 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. After allowing for foreign exchange rate changes, there was an increase in employee compensation of $42.8 million. This increase was primarily driven by increases of $33.7 million related to mark-to-market gains on deferred compensation liabilities and costs associated with our previously announced executive retirements and other organizational changes of $13.3 million. We expect to recognize additional costs in the second quarter of approximately $20 million primarily related to executive retirements.

Headcount at March 31, 2023 was 8,561 (March 31, 2022: 8,549).

Marketing

Marketing expenses were $25.0 million for the three months ended March 31, 2023 as compared to $21.7 million for the three months ended March 31, 2022. The impact of foreign exchange rate movements decreased marketing expenses by $0.8 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Property, Office and Technology

Property, office and technology costs were $134.4 million for the three months ended March 31, 2023 as compared to $132.0 million for the three months ended March 31, 2022. The impact of foreign exchange rate movements decreased property, office and technology expenses by $3.8 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. After allowing for foreign exchange rate movements, the increase was $6.2 million. The increase was driven by higher property and office costs of $5.1 million as a result of overlapping rent associated with the move to our new Atlanta headquarters.

General and Administrative

General and administrative expenses were $75.7 million for the three months ended March 31, 2023 as compared to $102.2 million for the three months ended March 31, 2022. The impact of foreign exchange rate movements decreased general and administrative expenses by $1.8 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. After allowing for foreign exchange rate movements, the decrease was $24.7 million. The decrease was primarily due to $20 million of final recoveries related to losses incurred in previous periods and $9.8 million of indirect tax refunds which were received in the first quarter of 2023. The decrease was partially offset by higher travel and market data services costs.

Transaction, Integration and Restructuring

For the three months ended March 31, 2023, transaction, integration and restructuring charges were $41.6 million as compared to $35.2 million for the three months ended March 31, 2022. These costs are primarily comprised of compensation-related restructuring costs in connection with our strategic evaluation which we completed during the first quarter of 2023 (see Note 9, "Restructuring," for additional details).

Other Income and Expenses

The main categories of other income and expenses, and the dollar and percentage changes between periods, are as follows:

			Variance
	Three months ended March 31,		2023 vs 2022
$ in millions	2023	2022	$ Change	% Change
Equity in earnings of unconsolidated affiliates	26.1	33.4	(7.3)	(21.9)%
Interest and dividend income	8.6	1.2	7.4	616.7%
Interest expense	(18.0)	(23.2)	5.2	(22.4)%
Other gains/(losses), net	27.4	(45.5)	72.9	N/A
Other income/(expense) of CIP, net	(17.9)	(23.3)	5.4	(23.2)%
Total other income and expenses	26.2	(57.4)	83.6	N/A
Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates decreased $7.3 million to $26.1 million for the three months ended March 31, 2023 as compared to $33.4 million for the three months ended March 31, 2022. The decrease is primarily driven by a decrease of $6.0 million in our joint venture investment in IGW due to lower revenues.

Interest expense

Interest expense was $18.0 million for the three months ended March 31, 2023 as compared to $23.2 million for the three months ended March 31, 2022 as a result of a decrease in debt.

Other gains/(losses), net

Other gains/(losses), net was a gain of $27.4 million for the three months ended March 31, 2023 as compared to a $45.5 million loss for the three months ended March 31, 2022. Included in the gain for the first quarter of 2023 were $22.2 million of gains on investments and instruments held for our deferred compensation plans and $5.3 million of net gains related to the mark-to-market on seed capital investments. Included in the loss for the first quarter of 2022 were $42.9 million of losses on investments and instruments held for our deferred compensation plans and $5.9 million of net losses related to the mark-to-market on seed capital investments, partially offset by $2.4 million of net foreign exchange gains on intercompany loans.

Other income/(expense) of CIP, net

For the three months ended March 31, 2023, other income/(expense) of CIP, net was a net expense of $17.9 million for the three months ended March 31, 2023 (three months ended March 31, 2022: net expense of $23.3 million). Interest and dividend income of CIP increased $65.1 million to $139.6 million (three months ended March 31, 2022: $74.5 million). Interest expense of CIP increased $51.8 million to $94.3 million (three months ended March 31, 2022: $42.5 million). Unrealized gains/(losses) of CIP were net losses of $63.2 million (three months ended March 31, 2022: net losses of $55.3 million). The net losses during the three months ended March 31, 2023 and 2022 were attributable to market-driven losses on investments held by consolidated funds.

Net impact of CIP and related noncontrolling interests in consolidated entities

The consolidation of investment products did not have an impact on net income attributable to Invesco for the three months ended March 31, 2023 and March 31, 2022. The adjustment to net income for the net income/(loss) attributable to noncontrolling interests in consolidated entities represents the profit or loss attributable to third-party investors. The impact of any realized or unrealized gains or losses attributable to the interests of third-parties, which is reflected in other income/(expense) of CIP, net, is offset by this adjustment to arrive at net income attributable to Invesco. Also, the net income or loss of CIP is taxed at the investor level, not at the product level; therefore, a tax provision is not reflected in the net impact of CIP.

Additionally, CIP represent less than 1% of the company's AUM. Therefore, the net gains or losses of CIP are not indicative of the performance of the company's aggregate AUM.

Income Tax Expense

The company’s subsidiaries operate in numerous taxing jurisdictions around the world, each with its own statutory tax rate. As a result, the blended statutory tax rate will vary from year to year depending on the mix of the profits and losses from each jurisdiction.

Our effective tax rate increased to 29.7% for the three months ended March 31, 2023 (three months ended March 31, 2022: 25.9%). The rate increase is primarily due to the impact that the increase in the net loss attributable to non-controlling interests in CIP has on the effective tax rate.

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

Reconciliation of Operating revenues to Net revenues:

	Three months ended March 31,
$ in millions	2023	2022
Operating revenues, U.S. GAAP basis	1,418.2	1,629.4
Revenue Adjustments (2)
Investment management fees	(189.8)	(205.9)
Service and distribution fees	(225.3)	(257.7)
Other	(40.0)	(49.0)
Total Revenue Adjustments	(455.1)	(512.6)
Invesco Great Wall (1)	100.5	124.1
CIP (3)	12.3	11.5
Net revenues	1,075.9	1,252.4

Reconciliation of Operating income to Adjusted operating income:

	Three months ended March 31,
$ in millions	2023	2022
Operating income, U.S. GAAP basis	209.5	377.7
Invesco Great Wall (1)	54.6	73.7
CIP (3)	14.7	14.8
Transaction, integration and restructuring (4)	41.6	35.2
Amortization of intangible assets (8)	14.1	15.1
Compensation expense related to market valuation changes in deferred compensation plans (10)	12.4	(21.9)
General and administrative (7)	(20.0)	—
Adjusted operating income	326.9	494.6

Operating margin(5)	14.8%	23.2%
Adjusted operating margin(6)	30.4%	39.5%

Reconciliation of net income attributable to Invesco to Adjusted net income attributable to Invesco:

	Three months ended March 31,
$ in millions, except per common share data	2023	2022
Net income attributable to Invesco Ltd., U.S. GAAP basis	145.0	197.7
Adjustments (excluding tax):
Transaction, integration and restructuring (4)	41.6	35.2
Amortization of intangible assets (8)	14.1	15.1
Deferred compensation plan market valuation changes and dividend income less compensation expense (10)	(10.4)	20.5
General and administrative (7)	(20.0)	—
Total adjustments excluding tax	25.3	70.8
Tax adjustment for amortization of intangible assets and goodwill (9)	4.2	3.7
Other tax effects of adjustments above	(1.1)	(12.9)
Adjusted net income attributable to Invesco Ltd. (11)	173.4	259.3

Average common shares outstanding - diluted	458.9	462.4
Diluted EPS	$0.32	$0.43
Adjusted diluted EPS(12)	$0.38	$0.56
____________
(1) Invesco Great Wall: The company reflects 100% of IGW in its net revenues and adjusted operating expenses. The company’s non-GAAP operating results reflect the economics of these holdings on a basis consistent with the underlying AUM and flows. Adjusted net income is reduced by the amount of earnings attributable to the 51% noncontrolling interests.
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
Investment management fees are adjusted by renewal commissions and certain administrative fees. Service and distribution fees are primarily adjusted by distribution fees passed through to broker dealers for certain share classes and pass through fund-related costs. Other revenues are primarily adjusted by transaction fees passed through to third parties.
(3) CIP: See note 12, “Consolidated Investment Products,” for a detailed analysis of the impact to the company’s Condensed Consolidated Financial Statements from the consolidation of CIP. The company believes that the CIP may impact a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, the company believes that it is appropriate to adjust operating revenues and operating income for the impact of CIP in calculating the respective net revenues and adjusted operating income.
(4) Transaction, integration and restructuring: The company believes it is useful to adjust for the transaction, integration and restructuring charges in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition and restructuring related charges.
(5) Operating margin is equal to operating income divided by operating revenues.
(6) Adjusted operating margin is equal to adjusted operating income divided by net revenues.
(7) General and administrative: The 2023 adjustment removes insurance recoveries related to fund-related losses incurred in prior periods.
(8) Amortization of intangible assets: The company removes amortization expense related to acquired assets in arriving at adjusted operating income, adjusted operating margin and adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition-related charges.
(9) Tax adjustment for amortization of intangible assets and goodwill: The company reflects the tax benefit realized on the tax amortization of goodwill and intangibles in adjusted net income. The company believes it is useful to include this tax benefit in arriving at the adjusted diluted EPS measure.
(10) Market movement on deferred compensation plan liabilities: Certain deferred compensation plan awards involve a return to the employee linked to the appreciation (depreciation) of specified investments. The company hedges economically the exposure to market movements for these investments. Since these plans are hedged economically, the company believes it is useful to reflect the offset ultimately achieved from hedging the market exposure in the calculation of adjusted operating income (and by calculation, adjusted operating margin) and adjusted net income (and by calculation, adjusted diluted EPS) to produce results that will be more comparable period to period.
(11) The effective tax rate on adjusted net income attributable to Invesco Ltd. is 24.1% (first quarter 2022: 24.2%).
(12) Adjusted diluted EPS is equal to adjusted net income attributable to Invesco Ltd. divided by the weighted average number of common and restricted common shares outstanding.

Balance Sheet Discussion (1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP and policyholder balances for the reasons outlined in footnote 1 to the table:

	As of March 31, 2023				As of December 31, 2022
Balance sheet information $ in millions	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted
ASSETS
Cash and cash equivalents	889.0	—	—	889.0	1,234.7	—	—	1,234.7
Investments	980.7	(450.9)	—	1,431.6	996.6	(376.8)	—	1,373.4
Assets of CIP:
Investments and other assets of CIP	8,795.6	8,795.6	—	—	8,735.1	8,735.1	—	—
Cash and cash equivalents of CIP	325.9	325.9	—	—	199.4	199.4	—	—
Assets held for policyholders	648.5	—	648.5	—	668.7	—	668.7	—
Goodwill and intangible assets, net	15,733.9	—	—	15,733.9	15,698.9	—	—	15,698.9
Other assets (2)	2,359.7	(9.4)	—	2,369.1	2,223.4	(9.8)	—	2,233.2
Total assets	29,733.3	8,661.2	648.5	20,423.6	29,756.8	8,547.9	668.7	20,540.2
LIABILITIES
Liabilities of CIP:
Debt of CIP	6,774.3	6,774.3	—	—	6,590.4	6,590.4	—	—
Other liabilities of CIP	420.8	420.8	—	—	329.6	329.6	—	—
Policyholder payables	648.5	—	648.5	—	668.7	—	668.7	—
Debt	1,488.1	—	—	1,488.1	1,487.6	—	—	1,487.6
Other liabilities (3)	3,591.8	—	—	3,591.8	3,838.3	—	—	3,838.3
Total liabilities	12,923.5	7,195.1	648.5	5,079.9	12,914.6	6,920.0	668.7	5,325.9
EQUITY
Total equity attributable to Invesco Ltd.	15,343.0	(0.1)	—	15,343.1	15,213.6	(0.1)	—	15,213.7
Noncontrolling interests (4)	1,466.8	1,466.2	—	0.6	1,628.6	1,628.0	—	0.6
Total equity	16,809.8	1,466.1	—	15,343.7	16,842.2	1,627.9	—	15,214.3
Total liabilities and equity	29,733.3	8,661.2	648.5	20,423.6	29,756.8	8,547.9	668.7	20,540.2
____________
(1)    This table includes non-GAAP presentations. Assets of CIP are not available for use by Invesco. Additionally, there is no recourse to Invesco for CIP debt. Policyholder assets and liabilities are equal and offsetting and have no impact on Invesco’s shareholder’s equity.
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

Cash and cash equivalents

Cash and cash equivalents decreased by $345.7 million from $1,234.7 million at December 31, 2022 to $889.0 million at March 31, 2023. See “Cash Flows Discussion” in the following section within this Management’s Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Investments

Investments are comprised primarily of the equity method investment in IGW, seed capital and co-investments in affiliated funds, and investments related to the company’s deferred compensation plans.

As of March 31, 2023, the company had $923.7 million in seed capital and co-investments (December 31, 2022: $909.2 million), including direct investments in CIP. Total seed capital and co-investments is presented as a helpful measure for investors and represents our total net investment interest including our investment in CIP. The following table reconciles the investments balance to the total seed capital and co-investment balance.

	As of
$ in millions	March 31, 2023	December 31, 2022
Investments	980.7	996.6
Net investment in CIP	450.9	376.8
Less: Investments related to deferred compensation plans, joint ventures, and other investments	(507.9)	(464.2)
Total seed capital and co-investments (1)	923.7	909.2
____________
(1)    Included in the total seed capital and co-investments balance as of March 31, 2023 is $297.6 million of seed capital and $626.1 million of co-investments (December 31, 2022: $305.4 million of seed capital and $603.8 million of co-investments).

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

Sources of Liquidity by Type

	As of
$ in millions	March 31, 2023	December 31, 2022
Cash and Cash Equivalents	889.0	1,234.7
Available Revolver	1,500.0	1,500.0
Total Sources of Liquidity by Type	2,389.0	2,734.7

As of March 31, 2023, the balance on the $1.5 billion capacity credit facility was zero. On April 26, 2023, Invesco Ltd. and its indirect subsidiary, Invesco Finance PLC, amended and restated the $1.5 billion floating rate credit facility, increasing facility capacity to $2.0 billion and extending the expiration date from April 26, 2026 to April 26, 2028.

Capital Management

Our capital management priorities have evolved with the growth and success of our business and include, in no particular order of priority: reinvestment in the business, maintaining a strong balance sheet and returning capital to shareholders longer term through a combination of modestly increasing dividends and share repurchases.

Our capital process is executed in a manner consistent with our desire to maintain strong, investment grade credit ratings. As of the date of our filing, Invesco held credit ratings of BBB+/Stable, A3/Stable and A/Stable from Standard & Poor’s Ratings Service (S&P), Moody’s Investor Services and Fitch Ratings, respectively.

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

All of our regulated European Union (EU) and U.K. subsidiaries are subject to consolidated capital requirements under applicable EU and U.K. requirements, and we maintain capital within this European sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. We are in compliance with all regulatory minimum net capital requirements. As of March 31, 2023, the company’s minimum regulatory capital requirement was $652.8 million (December 31, 2022: $639.8 million). The total amount of non-U.S. cash and cash equivalents was $669.2 million at March 31, 2023 (December 31, 2022: $755.4 million).

The consolidation of $9,121.5 million and $6,774.3 million of assets and debt of CIP as of March 31, 2023, respectively, did not impact the company’s liquidity and capital resources. See Part I, Item 1, Financial Statements - Note 12, “Consolidated Investment Products,” for additional details.

Cash Flows Discussion

The ability to consistently generate cash flows from operations in excess of dividend payments, common share repurchases, capital expenditures and ongoing operating expenses is one of our company’s fundamental financial strengths. Operations continue to be financed from current earnings and borrowings.

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flows information, excluding the impact of the cash flows of CIP for the reasons outlined in footnote 1 to the table:

Cash flows information (1)	Three months ended March 31, 2023			Three months ended March 31, 2022
$ in millions	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash and cash equivalents, beginning of the period	1,434.1	199.4	1,234.7	2,147.1	250.7	1,896.4
Cash flows from operating activities	(98.9)	20.6	(119.5)	(375.4)	(256.0)	(119.4)
Cash flows from investing activities	45.5	110.8	(65.3)	(79.1)	(1.6)	(77.5)
Cash flows from financing activities	(178.5)	(5.9)	(172.6)	(55.3)	314.2	(369.5)
Increase/(decrease) in cash and cash equivalents	(231.9)	125.5	(357.4)	(509.8)	56.6	(566.4)
Foreign exchange movement on cash and cash equivalents	12.7	1.0	11.7	(23.2)	(2.8)	(20.4)
Cash and cash equivalents, end of the period	1,214.9	325.9	889.0	1,614.1	304.5	1,309.6

Cash and cash equivalents	889.0	—	889.0	1,309.6	—	1,309.6
Cash and cash equivalents of CIP	325.9	325.9	—	304.5	304.5	—
Total cash and cash equivalents per condensed consolidated statement of cash flows	1,214.9	325.9	889.0	1,614.1	304.5	1,309.6
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

Cash outflows for the three months ended March 31, 2023, excluding the impact of the consolidation of CIP, included a $168.3 million decrease in operating income, partially offset by net investment sales of $8.2 million, including seed capital and deferred compensation investments (three months ended March 31, 2022: net investment purchases of $12.7 million). Outflows were also driven by changes in payables and receivables due to the timing of payments and receipts, including annual variable compensation payments that are made in the first quarter of each year.

Investing Activities

Cash outflows for the three months ended March 31, 2023, excluding the impact of the consolidation of CIP, included purchases of investments of $55.2 million (three months ended March 31, 2022: $78.1 million purchases), partially offset by proceeds of $28.1 million from sales and returns of capital of investments (three months ended March 31, 2022: $24.5 million proceeds).

During the three months ended March 31, 2023, the company had capital expenditures of $38.1 million (three months ended March 31, 2022: $23.9 million). Our capital expenditures related principally to technology initiatives related to investments in foundational technology projects as well as facilities costs related to our move to our new Atlanta headquarters.

Financing Activities

Financing cash outflows during the three months ended March 31, 2023 included $85.7 million of common dividend payments for the dividends declared in January (three months ended March 31, 2022: common dividends paid of $77.8 million), $59.2 million of preferred dividend payments for dividends declared in January (three months ended March 31, 2022: $59.2 million) and the payment of $27.7 million to meet employees’ withholding tax obligations on common share vestings (three months ended March 31, 2022: $32.5 million). The three months ended March 31, 2022 also included purchases of common shares through the open market of $200.0 million.

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

On April 25, 2023, the company announced a first quarter 2023 cash dividend of $0.20 per share, a 7% increase, to holders of common shares, payable on June 2, 2023, to shareholders of record at the close of business on May 9, 2023 with an ex-dividend date of May 8, 2023.

On April 25, 2023, the company announced a preferred dividend of $14.75 per share to the holders of preferred shares, representing the period from March 1, 2023 through May 31, 2023 The preferred dividend is payable on June 1, 2023 to shareholders of record at close of business on May 15, 2023.

The declaration, payment and amount of any future dividends will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The company has a policy of managing dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts.

Debt

The carrying value of our debt at March 31, 2023 was $1,488.1 million (December 31, 2022: $1,487.6 million). See Part I, Item 1, Financial Statements - Note 4, “Debt,” for additional disclosures.

For the three months ended March 31, 2023, the company’s weighted average cost of debt was 4.28% (three months ended March 31, 2022: 3.95%).

Financial covenants under the credit facility agreement include: (i) the quarterly maintenance of an Adjusted debt/Earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses (Covenant Adjusted EBITDA) leverage ratio, as defined in the credit facility agreement, of not greater than 3.25:1.00, (ii) an interest coverage ratio (Covenant Adjusted EBITDA/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of March 31, 2023, we were in compliance with our financial covenants. At March 31, 2023, our leverage ratio was 0.83:1.00 (December 31, 2022: 0.78:1.00), and our interest coverage ratio was 19.42:1.00 (December 31, 2022: 19.51:1.00).

The March 31, 2023 coverage ratio calculations are as follows:

$ in millions	Total	Q1 2023	Q4 2022	Q3 2022	Q2 2022
Net income attributable to Invesco Ltd.	631.2	145.0	187.8	177.4	121.0
Dividends on preferred shares	236.8	59.2	59.2	59.2	59.2
Tax expense	309.3	69.9	89.6	86.8	63.0
Amortization/depreciation	192.6	46.8	48.6	47.9	49.3
Interest expense	80.0	18.0	17.6	18.6	25.8
Common share-based compensation expense	114.5	37.8	23.1	26.0	27.6
Unrealized (gains)/losses from investments, net (1)	44.2	(17.1)	(32.1)	24.6	68.8
OppenheimerFunds acquisition-related matter recoveries (2)	(55.0)	—	(25.0)	(15.0)	(15.0)
Covenant Adjusted EBITDA (3)	1,553.6	359.6	368.8	425.5	399.7
Adjusted debt (3)	$1,290.8
Leverage ratio (Adjusted debt/Covenant Adjusted EBITDA - maximum 3.25:1.00)	0.83
Interest coverage (Covenant Adjusted EBITDA/Interest expense - minimum 4.00:1.00)	19.42
(1)    Adjustments for unrealized gains and losses from investments, as defined in our credit facility, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.
(2)     Unusual or otherwise non-recurring gains and losses, as defined in our credit facility, are adjusted for in the determination of Covenant Adjusted EBITDA. The insurance recoveries related to the OppenheimerFunds acquisition-related matter are considered unusual and have been removed from the determination of Covenant Adjusted EBITDA.
(3)    Covenant Adjusted EBITDA and Adjusted debt are non-GAAP financial measures that are used by management in connection with certain debt covenant calculations under our credit agreement. The calculation of Covenant Adjusted EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit facility agreement, and therefore net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to Covenant Adjusted EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals debt of $1,488.1 million plus $2.7 million in letters of credit less $200.0 million of excess unrestricted cash (cash and cash equivalents less the minimum regulatory capital requirement, not to exceed $200 million).

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

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of March 31, 2023, our maximum exposure to credit risk related to our cash and cash equivalent balances is $889.0 million, of which $468.9 million is invested in affiliated money market funds. No more than 10% of our cash and cash equivalent balances is held with any one third-party financial institution. See Part I, Item 1, Financial Statements - Note 2, "Fair Value of Assets and Liabilities," for information regarding cash and cash equivalents invested in affiliated money market funds.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as they become due. The company is exposed to liquidity risk through its $1,488.1 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.

Effects of Inflation

Inflation can impact our organization primarily in two ways. First, inflationary pressures can result in increases in our cost structure, especially to the extent that large expense components such as compensation are impacted. To the degree that these expense increases are not recoverable or cannot be counterbalanced through pricing increases due to the competitive environment, our profitability could be negatively impacted. Secondly, the value of the assets that we manage may be negatively impacted when inflationary expectations result in a rising interest rate environment. A decline in the values of AUM could lead to reduced revenues as management fees are generally calculated based upon the size of AUM.

Common Share Repurchase Plan

The company did not purchase any of its shares in the open market during the three months ended March 31, 2023. During the three months ended March 31, 2022, the company repurchased 8.9 million shares in the open market at a cost of $200.0 million. At March 31, 2023, approximately $532.2 million remains available under the share repurchase authorizations approved by the Board on July 22, 2016.

Off Balance Sheet Commitments

See Part I, Item 1, Financial Statements - Note 11, “Commitments and Contingencies - Legal Contingencies”, for more information regarding undrawn capital commitments.

Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies disclosed in our most recent Form 10-K for the year ended December 31, 2022, except as noted below. Critical accounting policies are those that require management’s most difficult, subjective or complex judgments and would therefore be deemed the most critical to an understanding of our results of operations and financial condition.

Goodwill

During our annual impairment tests performed as of October 1, 2022 and 2021, management elected to utilize the optional qualitative approach. The results of both impairment tests indicated the fair value of our single reporting unit is substantially in excess of its carrying value. Therefore, a quantitative assessment of goodwill for the reporting unit was not deemed necessary. The company cannot predict the occurrence of future events that might adversely affect the reported value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the company's AUM or any other material negative change in AUM and related fee rates.

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

The quantitative test includes assumptions updated for current market conditions, including use of the company's current forecasts for changes in AUM due to market gains or losses, net long-term flows and the corresponding changes in revenue and expenses. Market gains are based upon historical returns of the S&P 500 index, treasury bond returns and treasury bill returns, as applicable to the company's AUM mix on the testing date. The most sensitive of these assumptions are the AUM growth rate, fee rates, operating expense and the discount rate to determine present value. The discount rates used are estimates of the weighted average cost of capital for the investment management sector reflecting the overall industry risks associated with future cash flows and have been calculated consistently from period to period. While the company believes all assumptions utilized in our assessment are reasonable and appropriate, changes in these estimates could produce different fair value amounts and therefore different goodwill impairment assessments.

Recent Accounting Standards

See Part I, Item 1, Financial Statements - Note 1, "Accounting Policies - Accounting Pronouncements Recently Adopted.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk and foreign exchange rate risk. There have not been any material changes to the company’s exposures to market risks during the period ended March 31, 2023 that would require an update to the disclosures provided in the most recent Form 10-K.

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

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. See Part I, Item 1, Financial Statements - Note 4, “Debt,” for details of the company’s debt arrangements. As of March 31, 2023, the interest rates on 100.0% of the company’s borrowings were fixed for a weighted average period of 6.71 years, and the company had a zero balance on its floating rate credit facility.

Foreign Exchange Rate Risk

The company has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco.

The company is also exposed to foreign translation risk on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation losses were $1.1 million during the three months ended March 31, 2023 (three months ended March 31, 2022: $2.2 million gains) and are included in general and administrative expenses and other gains/(losses), net on the Condensed Consolidated Statements of Income.

Item 4.  Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information the company is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated any change in our internal control over financial reporting that occurred during the three months ended March 31, 2023 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

See Part I, Item 1, Financial Statements - Note 11, “Commitments and Contingencies - Legal Contingencies,” for information regarding legal proceedings.

Item 1A.  Risk Factors

The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended March 31, 2023:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (millions)
January 1-31, 2023	34,599	$18.34	—	$532.2
February 1-28, 2023	1,503,595	$17.66	—	$532.2
March 1-31, 2023	24,061	$16.28	—	$532.2
Total	1,562,255		—
____________
(1)    An aggregate of 1,562,255 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.
(2)    At March 31, 2023, a balance of $532.2 million remains available under the share repurchase authorization approved by the Board on July 22, 2016.

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

10.1	Letter Agreement between Martin Flanagan and Invesco Ltd., dated February 28, 2023
10.2	Letter Agreement between Gregory McGreevy and Invesco Ltd., dated February 14, 2023
10.3	Form of Restricted Stock Award Agreement - Time Vesting - under Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (February 2023)
10.4	Form of Restricted Stock Unit Award Agreement - Performance Vesting under Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (February 2023)
10.5	Form of Restricted Stock Unit Award Agreement - Performance Vesting - for UCITS staff - under Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (February 2023)
10.6
Sixth Amended and Restated Credit Agreement, dated as of April 26, 2023, among Invesco Finance PLC, the company, the banks, financial institutions and other institutional lenders from time to time a party thereto and Bank, N.A., as administrative agent

10.7
Sixth Amended and Restated Guaranty, dated as of April 26, 2023, with respect to the Sixth Amended and Restated Credit Agreement by the company in favor of Bank of America, N.A., as administrative agent and the lenders party to the Sixth Amended and Restated Credit Agreement

22
Subsidiary Guarantors and Issuers of Guaranteed Securities, incorporated by reference to Exhibit 22 to Invesco’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on April 30, 2021

31.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Martin L. Flanagan pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
May 3, 2023	/s/ MARTIN L. FLANAGAN
Martin L. Flanagan
President and Chief Executive Officer

May 3, 2023	/s/ L. ALLISON DUKES
L. Allison Dukes
Senior Managing Director and Chief Financial Officer