Form 10-Q
period 2023-06-30
Invesco Ltd.
filed 2023-08-02
CIK 914208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of June 30, 2023, the most recent practicable date, the number of Common Shares outstanding was 448,620,544.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

GLOSSARY OF DEFINED TERMS

APAC	—	Asia-Pacific
AUM	—	Assets under management
bps	—	Basis points
CEO	—	Chief Executive Officer
CIP	—	Consolidated investment products
CLOs	—	Collateralized loan obligations
Covenant Adjusted EBITDA	—	Earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses as defined in our credit agreement
EMEA	—	Europe, Middle East and Africa
EPS	—	Earnings per common share
ETFs	—	Exchange-traded funds
IGW or Invesco Great Wall	—	Invesco Great Wall Fund Management Company Limited
LIBOR	—	The London Inter-Bank Offered Rate
MassMutual	—	Massachusetts Mutual Life Insurance Company
NAV	—	Net asset value
Report	—	this Form 10-Q
S&P	—	Standard & Poor's
SEC	—	U.S. Securities and Exchange Commission
SOFR	—	Secured Overnight Financing Rate
the company	—	Invesco Ltd. and its consolidated entities
the Parent	—	Invesco Ltd.
TRS	—	Total return swaps
UITs	—	Unit Investment Trusts
U.K.	—	United Kingdom
U.S. GAAP	—	Accounting principles generally accepted in the United States
VIEs	—	Variable interest entities

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
$ in millions, except per share data	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	1,009.9	1,234.7
Accounts receivable	703.2	801.8
Investments	992.1	996.6
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	277.2	199.4
Accounts receivable and other assets of CIP	197.6	203.7
Investments of CIP	8,611.3	8,531.4
Assets held for policyholders	444.0	668.7
Other assets	844.2	860.5
Property, equipment and software, net	585.3	561.1
Intangible assets, net	7,118.0	7,141.2
Goodwill	8,675.0	8,557.7
Total assets	29,457.8	29,756.8
LIABILITIES
Accrued compensation and benefits	570.6	860.8
Accounts payable and accrued expenses	1,360.7	1,314.8
Liabilities of CIP:
Debt of CIP	6,884.5	6,590.4
Other liabilities of CIP	357.3	329.6
Policyholder payables	444.0	668.7
Debt	1,488.6	1,487.6
Deferred tax liabilities, net	1,643.5	1,662.7
Total liabilities	12,749.2	12,914.6
Commitments and contingencies (See Note 10)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	841.9	998.7
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized, issued and outstanding as of June 30, 2023 and December 31, 2022)	4,010.5	4,010.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million shares issued as of June 30, 2023 and December 31, 2022)	113.2	113.2
Additional paid-in-capital	7,433.0	7,554.9
Treasury shares	(3,027.4)	(3,040.9)
Retained earnings	7,617.9	7,518.3
Accumulated other comprehensive income/(loss), net of tax	(818.3)	(942.4)
Total equity attributable to Invesco Ltd.	15,328.9	15,213.6
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	537.8	629.9
Total permanent equity	15,866.7	15,843.5
Total liabilities, temporary and permanent equity	29,457.8	29,756.8

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per common share data	2023	2022	2023	2022
Operating revenues:
Investment management fees	1,033.5	1,113.5	2,061.4	2,294.0
Service and distribution fees	342.3	353.8	676.5	732.8
Performance fees	19.6	9.2	25.2	10.2
Other	47.4	53.9	97.9	122.8
Total operating revenues	1,442.8	1,530.4	2,861.0	3,159.8
Operating expenses:
Third-party distribution, service and advisory	462.5	475.0	917.6	987.6
Employee compensation	475.7	407.2	938.5	840.1
Marketing	29.0	33.8	54.0	55.5
Property, office and technology	137.1	135.0	271.5	267.0
General and administrative	121.6	119.7	197.3	221.9
Transaction, integration and restructuring	—	0.2	41.6	35.4
Amortization of intangibles	13.1	14.8	27.2	29.9
Total operating expenses	1,239.0	1,185.7	2,447.7	2,437.4
Operating income	203.8	344.7	413.3	722.4
Other income/(expense):
Equity in earnings of unconsolidated affiliates	19.2	24.7	45.3	58.1
Interest and dividend income	7.1	2.1	15.7	3.3
Interest expense	(18.4)	(25.8)	(36.4)	(49.0)
Other gains/(losses), net	20.9	(90.0)	48.3	(135.5)
Other income/(expense) of CIP, net	(2.7)	26.2	(20.6)	2.9
Income before income taxes	229.9	281.9	465.6	602.2
Income tax provision	(65.5)	(63.0)	(135.4)	(145.8)
Net income	164.4	218.9	330.2	456.4
Net (income)/loss attributable to noncontrolling interests in consolidated entities	27.0	(38.7)	65.4	(19.3)
Dividends declared on preferred shares	(59.2)	(59.2)	(118.4)	(118.4)
Net income attributable to Invesco Ltd.	132.2	121.0	277.2	318.7

Earnings per common share:
-basic	$0.29	$0.27	$0.61	$0.70
-diluted	$0.29	$0.26	$0.60	$0.69

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
$ in millions	2023	2022	2023	2022
Net income	164.4	218.9	330.2	456.4

Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	63.8	(292.9)	118.9	(360.1)
Other comprehensive income/(loss), net of tax	0.8	0.3	5.2	0.5
Other comprehensive income/(loss)	64.6	(292.6)	124.1	(359.6)

Total comprehensive income/(loss)	229.0	(73.7)	454.3	96.8

Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	27.0	(38.7)	65.4	(19.3)
Dividends declared on preferred shares	(59.2)	(59.2)	(118.4)	(118.4)
Comprehensive income/(loss) attributable to Invesco Ltd.	196.8	(171.6)	401.3	(40.9)

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
$ in millions	2023	2022
Operating activities:
Net income	330.2	456.4
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	94.2	98.8
Common share-based compensation expense	69.8	57.1
Other (gains)/losses, net	(48.3)	135.5
Other (gains)/losses of CIP, net	120.0	66.7
Equity in earnings of unconsolidated affiliates	(45.3)	(58.1)
Distributions from equity method investees	6.5	70.3
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	(164.3)	(299.7)
(Purchase)/sale of investments, net	5.8	(25.2)
(Increase)/decrease in receivables	397.0	509.3
Increase/(decrease) in payables	(533.2)	(1,263.4)
Net cash provided by/(used in) operating activities	232.4	(252.3)
Investing activities:
Purchase of property, equipment and software	(84.8)	(57.1)
Purchase of investments by CIP	(1,190.9)	(1,709.2)
Sale of investments by CIP	1,251.7	1,653.9
Purchase of investments	(62.0)	(119.9)
Sale of investments	35.1	54.9
Capital distribution from equity method investees	12.3	16.9
Net cash inflows/(outflows) upon consolidation/deconsolidation of CIP	(10.6)	4.7
Net cash provided by/(used in) investing activities	(49.2)	(155.8)
Financing activities:
Purchases of treasury shares	(179.2)	(234.4)
Dividends paid - preferred	(118.4)	(118.4)
Dividends paid - common	(177.6)	(163.4)
Third-party capital invested into CIP	51.5	446.8
Third-party capital distributed by CIP	(150.0)	(130.3)
Borrowings of debt of CIP	251.8	84.9
Repayments of debt of CIP	(27.7)	(2.8)
Net borrowings/(repayments) under credit facility	—	184.6
Repayments of senior notes	—	(600.0)
Net cash provided by/(used in) financing activities	(349.6)	(533.0)
Increase/(decrease) in cash and cash equivalents	(166.4)	(941.1)
Foreign exchange movement on cash and cash equivalents	18.2	(65.4)
Foreign exchange movement on cash and cash equivalents of CIP	1.2	(7.8)
Cash and cash equivalents, beginning of period	1,434.1	2,147.1
Cash and cash equivalents, end of period	1,287.1	1,132.8
Cash and cash equivalents	1,009.9	936.8
Cash and cash equivalents of CIP	277.2	196.0
Total cash and cash equivalents per condensed consolidated statement of cash flows	1,287.1	1,132.8

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three months ended June 30, 2023
	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
April 1, 2023	4,010.5	113.2	7,412.6	(2,888.0)	7,577.6	(882.9)	15,343.0	587.2	15,930.2	879.6
Net income	—	—	—	—	191.4	—	191.4	(13.9)	177.5	(13.1)
Other comprehensive income/(loss)	—	—	—	—	—	64.6	64.6	—	64.6	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(35.5)	(35.5)	(24.6)
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.20 per share)	—	—	—	—	(91.9)	—	(91.9)	—	(91.9)	—
Employee common share plans:
Common share-based compensation	—	—	32.0	—	—	—	32.0	—	32.0	—
Vested common shares	—	—	(7.7)	7.7	—	—	—	—	—	—
Other common share awards	—	—	(3.9)	4.4	—	—	0.5	—	0.5	—
Purchase of common shares	—	—	—	(151.5)	—	—	(151.5)	—	(151.5)	—
June 30, 2023	4,010.5	113.2	7,433.0	(3,027.4)	7,617.9	(818.3)	15,328.9	537.8	15,866.7	841.9

Three months ended June 30, 2022
	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
April 1, 2022	4,010.5	113.2	7,547.0	(3,105.1)	7,287.9	(508.5)	15,345.0	641.2	15,986.2	801.1
Net income	—	—	—	—	180.2	—	180.2	60.9	241.1	(22.2)
Other comprehensive income/(loss)	—	—	—	—	—	(292.6)	(292.6)	—	(292.6)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(21.0)	(21.0)	113.9
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.1875 per share)	—	—	—	—	(85.7)	—	(85.7)	—	(85.7)	—
Employee common share plans:
Common share-based compensation	—	—	27.6	—	—	—	27.6	—	27.6	—
Vested common shares	—	—	(11.7)	11.7	—	—	—	—	—	—
Other common share awards	—	—	0.3	—	—	—	0.3	—	0.3	—
Purchase of common shares	—	—	—	(1.9)	—	—	(1.9)	—	(1.9)	—
June 30, 2022	4,010.5	113.2	7,563.2	(3,095.3)	7,323.2	(801.1)	15,113.7	681.1	15,794.8	892.8
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Six months ended June 30, 2023
	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2023	4,010.5	113.2	7,554.9	(3,040.9)	7,518.3	(942.4)	15,213.6	629.9	15,843.5	998.7
Net income	—	—	—	—	395.6	—	395.6	(38.7)	356.9	(26.7)
Other comprehensive income/(loss)	—	—	—	—	—	124.1	124.1	—	124.1	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(53.4)	(53.4)	(130.1)
Dividends declared - preferred ( $29.50 per share)	—	—	—	—	(118.4)	—	(118.4)	—	(118.4)	—
Dividends declared - common ($0.3875 per share)	—	—	—	—	(177.6)	—	(177.6)	—	(177.6)	—
Employee common share plans:
Common share-based compensation	—	—	69.8	—	—	—	69.8	—	69.8	—
Vested common shares	—	—	(188.3)	188.3	—	—	—	—	—	—
Other common share awards	—	—	(3.4)	4.4	—	—	1.0	—	1.0	—
Purchase of common shares	—	—	—	(179.2)	—	—	(179.2)	—	(179.2)	—
June 30, 2023	4,010.5	113.2	7,433.0	(3,027.4)	7,617.9	(818.3)	15,328.9	537.8	15,866.7	841.9

Six months ended June 30, 2022
	Equity Attributable to Invesco Ltd.
$ in millions, except per share data	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2022	4,010.5	113.2	7,688.0	(3,043.6)	7,169.2	(441.5)	15,495.8	672.2	16,168.0	510.8
Net income	—	—	—	—	437.1	—	437.1	52.7	489.8	(33.4)
Other comprehensive income/(loss)	—	—	—	—	—	(359.6)	(359.6)	—	(359.6)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(43.8)	(43.8)	415.4
Dividends declared - preferred ($29.50 per share)	—	—	—	—	(118.4)	—	(118.4)	—	(118.4)	—
Dividends declared - common ($0.3575 per share)	—	—	—	—	(164.7)	—	(164.7)	—	(164.7)	—
Employee common share plans:
Common share-based compensation	—	—	57.1	—	—	—	57.1	—	57.1	—
Vested common shares	—	—	(182.7)	182.7	—	—	—	—	—	—
Other common share awards	—	—	0.8	—	—	—	0.8	—	0.8	—
Purchase of common shares	—	—	—	(234.4)	—	—	(234.4)	—	(234.4)	—
June 30, 2022	4,010.5	113.2	7,563.2	(3,095.3)	7,323.2	(801.1)	15,113.7	681.1	15,794.8	892.8
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

Accounting Pronouncements Recently Adopted

None.

Pending Accounting Pronouncements

None.

2. FAIR VALUE OF ASSETS AND LIABILITIES

The fair value of financial instruments are presented in the below summary table. The fair value of financial instruments held by CIP are presented in Note 11, "Consolidated Investment Products". See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

	June 30, 2023	December 31, 2022
$ in millions	Fair Value	Fair Value
Cash and cash equivalents	1,009.9	1,234.7
Equity investments	282.9	325.0
Foreign time deposits (1)	15.1	25.7
Assets held for policyholders	444.0	668.7
Policyholder payables (1)	(444.0)	(668.7)
Total return swaps related to deferred compensation plans	19.3	(1.6)
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

The following table presents, by hierarchy levels, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company’s Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively:

	As of June 30, 2023
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	565.4	565.4	—	—
Investments: (2)
Equity investments:
Seed capital	96.2	96.2	—	—
Investments related to deferred compensation plans	185.8	185.8	—	—
Other equity securities	0.9	0.9	—	—
Assets held for policyholders (3)	444.0	444.0	—	—
Total return swaps related to deferred compensation plans	19.3	—	19.3	—
Total	1,311.6	1,292.3	19.3	—
Liabilities:
Contingent consideration liability	(1.3)	—	—	(1.3)
Total	(1.3)	—	—	(1.3)

	As of December 31, 2022
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	760.8	760.8	—	—
Investments (2):
Equity investments:
Seed capital	177.9	177.9	—	—
Investments related to deferred compensation plans	146.1	146.1	—	—
Other equity securities	1.0	1.0	—	—
Assets held for policyholders (3)	668.7	668.7	—	—
Total	1,754.5	1,754.5	—	—
Liabilities:
Total return swaps related to deferred compensation plans	(1.6)	—	(1.6)	—
Contingent consideration liability	(1.3)	—	—	(1.3)
Total	(2.9)	—	(1.6)	(1.3)
____________
(1)    The balance primarily represents cash held in affiliated money market funds.
(2)    Foreign time deposits of $15.1 million (December 31, 2022: $25.7 million) are excluded from this table. Equity method and other investments of $669.5 million and $24.6 million, respectively, (December 31, 2022: $621.2 million and $24.7 million, respectively) are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.
(3)    The majority of assets held for policyholders are held in affiliated funds.

Total Return Swaps (TRS)

In addition to holding equity investments, the company has TRS to hedge economically certain deferred compensation liabilities. The notional value of the TRS at June 30, 2023 was $389.2 million, and the fair value of the TRS was an asset of $19.3 million (December 31, 2022 notional value was $326.6 million and the fair value was a liability of $1.6 million). During the three months and six months ended June 30, 2023, market valuation gains related to the TRS of $7.3 million and $20.3 million were recognized in Other gains/(losses), net (three and six months ended June 30, 2022: $50.3 million and $72.1 million net losses).

3.  INVESTMENTS

The disclosures below include details of the company’s investments. Investments held by CIP are detailed in Note 11, "Consolidated Investment Products".

$ in millions	June 30, 2023	December 31, 2022
Equity investments:
Seed capital	96.2	177.9
Investments related to deferred compensation plans	185.8	146.1
Other equity securities	0.9	1.0
Equity method investments	669.5	621.2
Foreign time deposits	15.1	25.7
Other	24.6	24.7
Total investments (1)	992.1	996.6
____________
(1)    The majority of the company’s investment balances relate to balances held in affiliated funds and equity method investees.

Equity investments

The unrealized gains and losses for the three and six months ended June 30, 2023 that relate to equity investments still held at June 30, 2023, were a $9.6 million net gain and $22.9 million net gain (three and six months ended June 30, 2022: $40.6 million net loss and $69.7 million net loss).

4.  DEBT

The disclosures below include details of the company’s debt. Debt of CIP is detailed in Note 11, "Consolidated Investment Products".

	June 30, 2023		December 31, 2022
$ in millions	Carrying Value (3)	Fair Value	Carrying Value (3)	Fair Value
$2.0 billion floating rate credit facility expiring April 26, 2028(1)	—	—	—	—
Unsecured Senior Notes: (2)
$600 million 4.000% - due January 30, 2024	599.4	594.2	598.8	591.5
$500 million 3.750% - due January 15, 2026	498.2	483.7	497.9	486.4
$400 million 5.375% - due November 30, 2043	391.0	387.1	390.9	397.3
Debt	1,488.6	1,465.0	1,487.6	1,475.2
____________
(1)    On April 26, 2023, Invesco Ltd. and its indirect subsidiary, Invesco Finance PLC, amended and restated the $1.5 billion floating rate credit facility, increasing the facility’s capacity to $2.0 billion, extending the expiration date from April 26, 2026 to April 26, 2028, and changing the base interest rate from LIBOR to SOFR.
(2)    The company’s senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
(3)    The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.

5.  SHARE CAPITAL

The number of preferred shares issued and outstanding is represented in the table below:

	As of
in millions	June 30, 2023	December 31, 2022
Preferred shares issued (1)	4.0	4.0
Preferred shares outstanding (1)	4.0	4.0
__________
(1)    Preferred shares are held by Massachusetts Mutual Life Insurance Company (MassMutual) and are subject to a lock-up period of five years, which prohibits the sale of the preferred shares by MassMutual until May 24, 2024.

The number of common shares and common share equivalents issued are represented in the table below:

	As of
in millions	June 30, 2023	December 31, 2022
Common shares issued	566.1	566.1
Less: Treasury shares for which dividend and voting rights do not apply	(117.5)	(111.3)
Common shares outstanding	448.6	454.8

6.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	For the three months ended June 30, 2023
$ in millions	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	63.8	—	63.8
Other comprehensive income/(loss), net	—	0.8	0.8
Other comprehensive income/(loss), net of tax	63.8	0.8	64.6
Beginning balance	(759.9)	(123.0)	(882.9)
Other comprehensive income/(loss), net of tax	63.8	0.8	64.6
Ending balance	(696.1)	(122.2)	(818.3)

	For the three months ended June 30, 2022
$ in millions	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(292.9)	—	(292.9)
Other comprehensive income/(loss), net		0.3	0.3
Other comprehensive income/(loss), net of tax	(292.9)	0.3	(292.6)
Beginning balance	(419.1)	(89.4)	(508.5)
Other comprehensive income/(loss), net of tax	(292.9)	0.3	(292.6)
Ending balance	(712.0)	(89.1)	(801.1)

	For the six months ended June 30, 2023
$ in millions	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	118.9	—	118.9
Other comprehensive income/(loss), net	—	5.2	5.2
Other comprehensive income/(loss), net of tax	118.9	5.2	124.1
Beginning balance	(815.0)	(127.4)	(942.4)
Other comprehensive income/(loss), net of tax	118.9	5.2	124.1
Ending balance	(696.1)	(122.2)	(818.3)

	For the six months ended June 30, 2022
$ in millions	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(360.1)	—	(360.1)
Other comprehensive income/(loss), net		0.5	0.5
Other comprehensive income/(loss), net of tax	(360.1)	0.5	(359.6)
Beginning balance	(351.9)	(89.6)	(441.5)
Other comprehensive income/(loss), net of tax	(360.1)	0.5	(359.6)
Ending balance	(712.0)	(89.1)	(801.1)

7. REVENUE

The geographic disaggregation of revenue for the three and six months ended June 30, 2023 and 2022 are presented below. There are no revenues attributed to the company’s country of domicile, Bermuda.

	For the three months ended June 30,
$ in millions	2023	2022
Americas	1,108.1	1,183.3
Asia-Pacific (APAC)	63.7	70.3
Europe, Middle East and Africa (EMEA)	271.0	276.8
Total operating revenues	1,442.8	1,530.4

	For the six months ended June 30,
$ in millions	2023	2022
Americas	2,191.5	2,428.1
Asia-Pacific (APAC)	133.6	155.5
Europe, Middle East and Africa (EMEA)	535.9	576.2
Total operating revenues	2,861.0	3,159.8

8.  COMMON SHARE-BASED COMPENSATION

The company recognized total compensation expense of $69.8 million and $57.1 million related to equity-settled common share-based payment transactions in the six months ended June 30, 2023 and 2022, respectively.

Movements on employee common share awards during the periods ended June 30 are detailed below:

	For the six months ended June 30, 2023			For the six months ended June 30, 2022
In millions of common shares, except fair values	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value ($)	Time- Vested	Performance- Vested
Unvested at the beginning of period	10.3	2.1	19.03	13.5	1.9
Granted during the period	4.3	0.7	17.73	3.6	1.0
Forfeited during the period	(0.1)	(0.2)	15.90	(0.2)	(0.1)
Vested and distributed during the period	(4.8)	(0.5)	18.01	(5.1)	(0.4)
Unvested at the end of the period	9.7	2.1	19.02	11.8	2.4

The total fair value of common shares that vested during the six months ended June 30, 2023 was $91.3 million (six months ended June 30, 2022: $116.8 million). The weighted average grant date fair value of the U.S. dollar share awards that were granted during the six months ended June 30, 2023 was $17.73 (six months ended June 30, 2022: $21.23).

At June 30, 2023, there was $153.2 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.69 years.

9.  EARNINGS PER COMMON SHARE

The calculation of earnings per common share (EPS) is as follows:

	For the three months ended June 30,		For the six months ended June 30,
In millions, except per share data	2023	2022	2023	2022
Net income attributable to Invesco Ltd.	132.2	121.0	277.2	318.7

Invesco Ltd:
Weighted average common shares outstanding - basic	457.9	456.5	458.0	458.0
Dilutive effect of non-participating common share-based awards	0.9	3.0	0.9	2.7
Weighted average common shares outstanding - diluted	458.8	459.5	458.9	460.7

Earnings per common share:
-basic	$0.29	$0.27	$0.61	$0.70
-diluted	$0.29	$0.26	$0.60	$0.69

See Note 8, "Common Share-Based Compensation," for a summary of common share awards outstanding under the company’s common share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted EPS.

10.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has committed to co-invest in certain investment products, which may be called in future periods. At June 30, 2023, the company’s undrawn co-invest capital commitments were $453.1 million (December 31, 2022: $336.1 million).

Certain of our managed investment products have entered into revolving credit facilities with financial institutions. Pursuant to these arrangements, the company provided equity commitments and guarantees to certain of these investment products that are temporary in nature. The revolving credit facilities look first to the respective investment products for repayment and servicing. The company’s equity commitment or guarantee would only be called in the event a particular investment product is unable to meet its obligation. The company believes the likelihood of being required to fund its equity commitments or guarantees under these arrangements to be remote. To date, the company has not been required to fund any equity commitments or guarantees under these arrangements. The maximum amount of future payments under the commitments is $274.9 million and under the guarantees is $30.0 million. The fair value of the guarantee liability is not significant to the consolidated financial statements.

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

The company and certain related entities have in recent years been subject to various regulatory inquiries, reviews and investigations and legal proceedings, including civil litigation and governmental investigations and enforcement actions. These actions can arise from normal business operations and/or matters that have been the subject of previous regulatory reviews. As a global company with investment products registered in numerous countries and subject to the jurisdiction of one or more regulators in each country, at any given time, our business operations may be subject to review, investigation, or disciplinary action. For example, the company is cooperating with requests from the SEC in connection with their investigation of investment advisers’ compliance with record retention requirements relating to certain types of electronic business communications.

In assessing the impact that a legal or regulatory matter will have on the company, management evaluates the need for an accrual on a case-by-case basis. If the likelihood of a loss is deemed probable and is reasonably estimable, the estimated loss is accrued. If the likelihood of a loss is assessed as less than probable, or an amount or range of loss cannot be reasonably estimated, a loss is not accrued. In management’s opinion, adequate accrual has been made as of June 30, 2023 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount and are deemed probable. Management is of the opinion that the ultimate resolution of claims will not materially affect the company’s business, revenue, net income or liquidity.

11.  CONSOLIDATED INVESTMENT PRODUCTS

The balances related to CIP are identified on the Consolidated Balance Sheets. At June 30, 2023, the company’s net investment in and net receivables from CIP were $465.4 million (December 31, 2022: $386.6 million). The consolidation of investment products had no impact on net income attributable to the company during the three months and six months ended June 30, 2023.

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	6,571.1	—	6,187.2	383.9	—
Bonds	727.3	14.0	713.3	—	—
Equity securities	226.4	88.3	38.8	99.3	—
Equity and fixed income mutual funds	171.4	25.8	145.6	—	—
Investments in other private equity funds	412.5	—	—	7.6	404.9
Real estate investments	502.6	—	—	—	502.6
Total assets at fair value	8,611.3	128.1	7,084.9	490.8	907.5

	As of December 31, 2022
$ in millions	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	6,315.1	—	6,069.8	245.3	—
Bonds	697.5	8.8	688.2	0.5	—
Equity securities	274.9	129.9	29.8	115.2	—
Equity and fixed income mutual funds	230.7	38.8	191.9	—	—
Investments in other private equity funds	461.2	—	—	7.6	453.6
Real estate investments	552.0	—	—	—	552.0
Total assets at fair value	8,531.4	177.5	6,979.7	368.6	1,005.6

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	For the three months ended June 30,
	2023	2022
$ in millions	Level 3 Assets	Level 3 Assets
Beginning Balance as of April 1	351.3	255.3
Purchases	210.4	0.1
Sales	(28.7)	(2.0)
Deconsolidation of CIP	—	—
Gains and losses included in the Consolidated Statements of Income	6.4	(1.5)
Transfers from Level 3 into Levels 1 or 2	(112.3)	(61.6)
Transfers into Level 3 from Levels 1 or 2	63.7	138.3
Foreign exchange	—	(0.3)
Ending Balance as of June 30	490.8	328.3

	For the six months ended June 30,
	2023	2022
$ in millions	Level 3 Assets	Level 3 Assets
Beginning Balance as of January 1	368.6	239.5
Purchases	210.5	0.1
Sales	(42.1)	(8.5)
Deconsolidation of CIP	(0.6)	—
Gains and losses included in the Consolidated Statements of Income	(1.3)	(2.2)
Transfers from Level 3 into Levels 1 or 2	(242.5)	(93.4)
Transfers into Level 3 from Levels 1 or 2	195.9	193.4
Foreign exchange	2.3	(0.6)
Ending Balance as of June 30	490.8	328.3

Non-consolidated Variable interest entities (VIEs)

At June 30, 2023, the company's risk of loss with respect to VIEs in which the company is not the primary beneficiary included our investment carrying value of $129.7 million (December 31, 2022: $111.5 million) and unfunded capital commitments of $92.3 million (December 31, 2022: $99.0 million).

See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

12. RELATED PARTIES

MassMutual owns approximately 18.1% in common stock of the company and owns all of the outstanding $4.0 billion in perpetual, non-cumulative preferred shares as of June 30, 2023. Based on the level of shares owned by MassMutual and the corresponding customary minority shareholder rights, which includes representation on Invesco’s board of directors, the company considers MassMutual a related party.

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

13.  SUBSEQUENT EVENTS

On July 25, 2023, the company declared a second quarter 2023 dividend of $0.20 per common share, payable on September 5, 2023, to common shareholders of record at the close of business on August 11, 2023 with an ex-dividend date of August 10, 2023.

On July 25, 2023, the company declared a preferred dividend of $14.75 per preferred share to the holders of preferred shares representing the period from June 1, 2023 through August 31, 2023. The preferred dividend is payable on September 1, 2023 to preferred shareholders of record at the close of business on August 15, 2023.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto, which appear elsewhere in this Report. Except for the historical financial information, this Report may include statements that constitute “forward-looking statements” under the United States securities laws. Forward-looking statements include information concerning future results of our operations, expenses, earnings, liquidity, cash flow, capital expenditures, and assets under management (AUM) which could differ materially from actual results due to known and unknown risks and other important factors, including, but not limited to, industry or market conditions, geopolitical events and pandemics or health crises and their respective potential impact on the company, acquisitions and divestitures, debt and our ability to obtain additional financing or make payments, regulatory developments, demand for and pricing of our products, the prospects for certain legal contingencies, and other aspects of our business or general economic conditions. In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. None of this information should be considered in isolation from, or as a substitute for, historical financial statements.

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

References

In this Report, unless otherwise specified, the terms “we,” “our,” “us,” “company,” “firm,” and “Invesco” refer to Invesco Ltd., a company incorporated in Bermuda, and its subsidiaries.

Executive Overview

The following executive overview summarizes the significant trends affecting our results of operations and financial condition for the periods presented. This overview and the remainder of this management’s discussion and analysis and supplements should be read in conjunction with the Condensed Consolidated Financial Statements of Invesco Ltd. and the notes thereto contained elsewhere in this Report.

The company is an independent investment management firm dedicated to delivering an investment experience that helps people get more out of life. Our comprehensive range of active, passive and alternative investment capabilities has been constructed over many years to help clients achieve their investment objectives. We draw on this comprehensive range of capabilities to provide customized solutions designed to deliver key outcomes aligned to client needs. Invesco benefits from our long-term efforts to ensure a diversified base of AUM. One of Invesco's core strengths, and a key differentiator for the company within the industry, is our broad diversification across client domiciles, asset classes and distribution channels. Our geographic diversification recognizes growth opportunities in different parts of the world. This broad diversification helps to mitigate the impact on Invesco of different market cycles and enables the company to take advantage of growth opportunities in various markets and channels.

In the second quarter, financial markets showed signs of recovery even as investors continued to grapple with significant uncertainty. Recovery was uneven across sectors and geographies, and market gains were narrowly distributed. U.S. equity market increases were concentrated in large cap technology stocks, while non-U.S. equity markets, most notably emerging, international, China, and most long-dated bond index returns, were flat or negative.

Client actions remained cautious for much of the quarter, resulting in slower industry growth in long-term assets, while cash strategies continued to account for a historically high percentage of client investments. There was an uptick in investor appetite for risk assets late in the quarter, due to cooling inflation measures and hopes for avoiding a global recession, providing optimism that a broader recovery could be on the horizon.

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and six months ended June 30, 2023 and 2022:

	Index expressed in currency	Three months ended June 30,		Six months ended June 30,
Equity Index		2023	2022	2023	2022
S&P 500	U.S. Dollar	8.3%	(16.5)%	15.9%	(20.6)%
FTSE 100	British Pound	(1.3)%	(4.6)%	1.1%	(2.9)%
FTSE 100	U.S. Dollar	1.6%	(11.6)%	6.2%	(12.7)%
S&P/TSX 60 Index	Canadian Dollar	0.7%	(13.3)%	3.9%	(10.9)%
S&P/TSX 60 Index	U.S. Dollar	2.9%	(16.0)%	6.3%	(12.5)%
MSCI Emerging Markets	U.S. Dollar	(0.1)%	(12.4)%	3.5%	(18.8)%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	(0.8)%	(4.7)%	2.1%	(10.4)%

Despite the $2.0 billion of net long-term outflows for the quarter, our diversified product line showed resilience in key capability areas with net long-term inflows of $5.7 billion from ETFs, $1.6 billion from greater China and $1.0 billion from Fixed Income.

We remain highly focused on our capital priorities, investing in our key capabilities, and efficiently allocating our resources. Consistent with our commitment to improve our leverage profile, we continue to maintain our debt at lower levels. We ended the quarter with no balance on our credit facility and continued to maintain debt below $1.5 billion. We remain committed to a sustainable dividend and to returning capital to shareholders through a combination of modestly increasing dividends and share repurchases. During the second quarter of 2023, the company repurchased 9.6 million common shares for $150.0 million in the open market.

As previously disclosed, Martin L. Flanagan retired as President and Chief Executive Officer (CEO) of the company and as a member of the Board of Directors effective June 30, 2023. Andrew R. Schlossberg succeeded Mr. Flanagan as President and CEO and as a member of the Board of Directors effective June 30, 2023.

Presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of Consolidated Investment Products

The company provides investment management services to, and has transactions with, various retail mutual funds and similar entities, private equity, real estate, fund-of-funds, collateralized loan obligations (CLOs) and other investment entities sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Investment products that are consolidated are referred to in this Report as CIP. The company’s economic risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees. See also Note 11, "Consolidated Investment Products," for additional information regarding the impact of the consolidation of managed funds.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow the AUM discussion:

•Results of Operations (three and six months ended June 30, 2023 compared to three and six months ended June 30, 2022);
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

Summary operating information is presented in the table below:

U.S. GAAP Financial Measures Summary	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating revenues	1,442.8	1,530.4	2,861.0	3,159.8
Operating income	203.8	344.7	413.3	722.4
Operating margin	14.1%	22.5%	14.4%	22.9%
Net income attributable to Invesco Ltd.	132.2	121.0	277.2	318.7
Diluted EPS	0.29	0.26	0.60	0.69

Non-GAAP Financial Measures Summary(1)
Net revenues	1,090.7	1,173.9	2,166.6	2,426.3
Adjusted operating income	302.0	411.9	628.9	906.5
Adjusted operating margin	27.7%	35.1%	29.0%	37.4%
Adjusted net income attributable to Invesco Ltd.	144.4	180.3	317.8	439.6
Adjusted diluted EPS	0.31	0.39	0.69	0.95

Assets Under Management
Ending AUM (billions)	1,538.2	1,390.4	1,538.2	1,390.4
Average AUM (billions)	1,494.9	1,457.2	1,478.9	1,501.2
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

	Benchmark Comparison				Peer Group Comparison
	% of AUM In Top Half of Benchmark				% of AUM in Top Half of Peer Group
	1yr	3yr	5yr	10yr	1yr	3yr	5yr	10yr
Equities (2)
U.S. Core (4%)	99%	41%	31%	15%	100%	28%	15%	11%
U.S. Growth (6%)	11%	11%	43%	43%	11%	—%	42%	72%
U.S. Value (6%)	62%	61%	100%	55%	61%	61%	48%	47%
Sector (1%)	50%	6%	25%	25%	46%	24%	46%	55%
U.K. (1%)	46%	46%	47%	46%	55%	62%	46%	46%
Canadian (<1%)	88%	100%	100%	45%	76%	79%	67%	—%
Asian (4%)	66%	55%	83%	91%	43%	33%	34%	83%
Continental European (2%)	70%	76%	20%	94%	79%	81%	21%	73%
Global (6%)	75%	29%	7%	85%	84%	69%	4%	15%
Global Ex U.S. and Emerging Markets (7%)	99%	19%	99%	99%	98%	31%	26%	10%
Fixed Income (2)
Money Market (30%)	95%	92%	98%	100%	87%	88%	87%	99%
U.S. Fixed Income (10%)	80%	87%	84%	97%	48%	77%	72%	92%
Global Fixed Income (6%)	74%	86%	92%	95%	79%	67%	68%	92%
Stable Value (5%)	—%	100%	100%	100%	97%	97%	97%	100%
Other (2)
Alternatives (5%)	55%	49%	66%	72%	37%	52%	41%	50%
Balanced (7%)	44%	66%	65%	60%	47%	73%	88%	62%
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
Data as of June 30, 2023. AUM measured versus peer group in the one, three, five and ten year quartile rankings represents 46%, 46%, 45% and 41% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three, five and ten year basis represents 59%, 58%, 55% and 50% of total Invesco AUM. Peer group rankings are sourced from a widely-used third party ranking agency in each fund’s market (e.g., Morningstar, IA, Lipper, eVestment, Mercer, Galaxy, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.
(2)    Numbers in parenthesis reflect AUM for each investment product (see Note above for exclusions) as a percentage of the total AUM for the five-year peer group ($698.4 billion).

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

The AUM tables and the discussion below refer to certain AUM as long-term. Long-term inflows and the underlying reasons for the movements in this line item include investments from new clients, existing clients adding new accounts/funds or contributions/subscriptions into existing accounts/funds. Long-term outflows reflect client redemptions from accounts/funds and include the return of invested capital upon the maturity. We present net flows into money market funds separately because shareholders of those funds typically use them as short-term funding vehicles and the flows are particularly sensitive to short-term interest rate movements

Changes in AUM by Investment style were as follows:

	Three months ended June 30,
	2023			2022
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
Beginning Assets (March 31)	1,483.0	1,005.2	477.8	1,555.9	1,042.7	513.2
Long-term inflows	71.3	40.1	31.2	81.4	48.8	32.6
Long-term outflows	(73.3)	(48.5)	(24.8)	(88.2)	(60.1)	(28.1)
Net long-term flows	(2.0)	(8.4)	6.4	(6.8)	(11.3)	4.5
Net flows in non-management fee earning AUM	1.1	—	1.1	(2.0)	—	(2.0)
Net flows in money market funds	15.4	15.4	—	3.5	3.5	—
Total net flows	14.5	7.0	7.5	(5.3)	(7.8)	2.5
Reinvested distributions	1.0	1.0	—	1.8	1.8	—
Market gains and losses	46.5	9.9	36.6	(142.3)	(61.6)	(80.7)
Foreign currency translation	(6.8)	(6.5)	(0.3)	(19.7)	(17.2)	(2.5)
Ending Assets (June 30)	1,538.2	1,016.6	521.6	1,390.4	957.9	432.5
Average AUM
Average long-term AUM	1,085.9	788.2	297.7	1,117.2	829.7	287.5
Average AUM	1,494.9	1,006.1	488.8	1,457.2	989.2	468.0
Average QQQ AUM	180.9	N/A	180.9	169.0	N/A	169.0

	Six months ended June 30,
	2023			2022
$ in billions	Total AUM	Active	Passive	Total AUM	Active	Passive
Beginning Assets (December 31)	1,409.2	976.2	433.0	1,610.9	1,082.5	528.4
Long-term inflows	150.7	87.0	63.7	187.7	110.5	77.2
Long-term outflows	(149.8)	(97.9)	(51.9)	(177.3)	(121.0)	(56.3)
Net long-term flows	0.9	(10.9)	11.8	10.4	(10.5)	20.9
Net flows in non-management fee earning AUM	(0.5)	—	(0.5)	(3.0)	—	(3.0)
Net flows in money market funds	23.1	23.1	—	16.3	16.3	—
Total net flows	23.5	12.2	11.3	23.7	5.8	17.9
Reinvested distributions	2.0	2.0	—	2.6	2.6	—
Market gains and losses	108.4	30.8	77.6	(223.2)	(111.6)	(111.6)
Foreign currency translation	(4.9)	(4.6)	(0.3)	(23.6)	(21.4)	(2.2)
Ending Assets (June 30)	1,538.2	1,016.6	521.6	1,390.4	957.9	432.5
Average AUM
Average long-term AUM	1,084.5	788.3	296.2	1,152.4	862.6	289.8
Average AUM	1,478.9	1,004.0	474.9	1,501.2	1,019.6	481.6
Average QQQ AUM	168.5	N/A	168.5	179.0	N/A	179.0

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue yield (bps) (1)
U.S. GAAP Gross revenue yield	41.1	44.9	41.2	45.0
Net revenue yield ex performance fees ex QQQ (2)	32.5	36.0	32.6	36.3
Active net revenue yield ex performance fees	37.6	41.4	37.6	41.7
Passive net revenue yield ex QQQ (2)	15.9	18.3	16.3	18.3
________
(1)    U.S. GAAP Gross revenue yield is not considered a meaningful effective fee rate measure. Gross revenue yield on AUM is equal to U.S. GAAP annualized total Operating revenues divided by average AUM, excluding Invesco Great Wall (IGW) AUM. The average AUM for IGW in the three and six months ended June 30, 2023 was $89.4 billion and $90.2 billion (three and six months ended June 30, 2022: $94.0 billion and $96.6 billion). It is appropriate to exclude the average AUM of IGW as the revenues resulting from these AUM are not presented in our operating revenues. This ratio is not a good measure because the numerator of the U.S. GAAP Gross revenue yield excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Net revenue yield metrics include the Net revenues and Average AUM of IGW and CIP. See “Schedule of Non-GAAP Information” for a reconciliation of Operating revenues to Net revenues.
(2)    Performance fees are earned when certain performance metrics are achieved and QQQ ETFs do not earn net revenues. Therefore, net revenue yield is calculated excluding performance fees and QQQ AUM. Passive net revenue yield is calculated excluding QQQ AUM.

Flows

There are numerous drivers of AUM inflows and outflows, including individual investor decisions to change investments, fiduciaries and other gatekeepers making broad asset allocation decisions on behalf of their clients, and reallocation of investments within portfolios. We are not a party to these asset allocation decisions, as the company does not generally have access to the underlying investor’s decision-making process, including their risk appetite or liquidity needs. Therefore, the company is not in a position to provide meaningful information regarding the drivers of inflows and outflows.

Market Returns

Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. The table in the “Executive Overview” section of this Management’s Discussion and Analysis summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and six months ended June 30, 2023 and 2022.

Foreign Exchange Rates

During the three and six months ended June 30, 2023, we experienced a decrease in AUM of $6.8 billion and $4.9 billion respectively due to changes in foreign exchange rates. In the three and six months ended June 30, 2022, AUM decreased by $19.7 billion and $23.6 billion respectively due to foreign exchange rate changes.

Total AUM by Channel (1)

	Three months ended June 30,
	2023			2022
$ in billions	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (March 31)	1,483.0	924.9	558.1	1,555.9	1,044.7	511.2
Long-term inflows	71.3	54.4	16.9	81.4	62.4	19.0
Long-term outflows	(73.3)	(54.2)	(19.1)	(88.2)	(70.7)	(17.5)
Net long-term flows	(2.0)	0.2	(2.2)	(6.8)	(8.3)	1.5
Net flows in non-management fee earning AUM	1.1	1.1	—	(2.0)	0.2	(2.2)
Net flows in money market funds	15.4	(0.1)	15.5	3.5	0.4	3.1
Total net flows	14.5	1.2	13.3	(5.3)	(7.7)	2.4
Reinvested distributions	1.0	0.9	0.1	1.8	1.7	0.1
Market gains and losses	46.5	43.6	2.9	(142.3)	(132.6)	(9.7)
Foreign currency translation	(6.8)	(2.1)	(4.7)	(19.7)	(7.3)	(12.4)
Ending Assets (June 30)	1,538.2	968.5	569.7	1,390.4	898.8	491.6

	Six months ended June 30,
	2023			2022
$ in billions	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (December 31)	1,409.2	872.3	536.9	1,610.9	1,106.5	504.4
Long-term inflows	150.7	109.2	41.5	187.7	143.5	44.2
Long-term outflows	(149.8)	(112.7)	(37.1)	(177.3)	(141.4)	(35.9)
Net long-term flows	0.9	(3.5)	4.4	10.4	2.1	8.3
Net flows in non-management fee earning AUM	(0.5)	(1.6)	1.1	(3.0)	0.6	(3.6)
Net flows in money market funds	23.1	1.1	22.0	16.3	2.5	13.8
Total net flows	23.5	(4.0)	27.5	23.7	5.2	18.5
Reinvested distributions	2.0	1.8	0.2	2.6	2.4	0.2
Market gains and losses	108.4	99.3	9.1	(223.2)	(206.9)	(16.3)
Foreign currency translation	(4.9)	(0.9)	(4.0)	(23.6)	(8.4)	(15.2)
Ending Assets (June 30)	1,538.2	968.5	569.7	1,390.4	898.8	491.6
________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile (2)

	Three months ended June 30,
	2023				2022
$ in billions	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (March 31)	1,483.0	1,055.7	228.6	198.7	1,555.9	1,091.5	239.8	224.6
Long-term inflows	71.3	35.9	19.1	16.3	81.4	49.0	15.4	17.0
Long-term outflows	(73.3)	(38.9)	(17.6)	(16.8)	(88.2)	(52.9)	(15.3)	(20.0)
Net long-term flows	(2.0)	(3.0)	1.5	(0.5)	(6.8)	(3.9)	0.1	(3.0)
Net flows in non-management fee earning AUM	1.1	0.4	0.3	0.4	(2.0)	(2.5)	0.9	(0.4)
Net flows in money market funds	15.4	14.5	0.6	0.3	3.5	4.0	(0.4)	(0.1)
Total net flows	14.5	11.9	2.4	0.2	(5.3)	(2.4)	0.6	(3.5)
Reinvested distributions	1.0	1.0	—	—	1.8	1.7	—	0.1
Market gains and losses	46.5	43.7	(0.1)	2.9	(142.3)	(116.3)	(3.5)	(22.5)
Foreign currency translation	(6.8)	0.5	(9.0)	1.7	(19.7)	(1.0)	(12.5)	(6.2)
Ending Assets (June 30)	1,538.2	1,112.8	221.9	203.5	1,390.4	973.5	224.4	192.5

	Six months ended June 30,
	2023				2022
$ in billions	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (December 31)	1,409.2	999.4	223.5	186.3	1,610.9	1,132.5	247.3	231.1
Long-term inflows	150.7	78.0	38.2	34.5	187.7	110.5	36.8	40.4
Long-term outflows	(149.8)	(80.3)	(36.7)	(32.8)	(177.3)	(106.5)	(31.1)	(39.7)
Net long-term flows	0.9	(2.3)	1.5	1.7	10.4	4.0	5.7	0.7
Net flows in non-management fee earning AUM	(0.5)	0.9	(1.0)	(0.4)	(3.0)	(4.7)	0.8	0.9
Net flows in money market funds	23.1	20.9	1.9	0.3	16.3	16.4	0.8	(0.9)
Total net flows	23.5	19.5	2.4	1.6	23.7	15.7	7.3	0.7
Reinvested distributions	2.0	2.0	—	—	2.6	2.5	—	0.1
Market gains and losses	108.4	91.3	5.2	11.9	(223.2)	(176.3)	(15.9)	(31.0)
Foreign currency translation	(4.9)	0.6	(9.2)	3.7	(23.6)	(0.9)	(14.3)	(8.4)
Ending Assets (June 30)	1,538.2	1,112.8	221.9	203.5	1,390.4	973.5	224.4	192.5
________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class (3)

	Three Months Ended June 30,
	2023						2022
$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
Beginning Assets (March 31)	1,483.0	695.7	321.8	67.9	211.5	186.1	1,555.9	780.0	323.9	79.5	162.0	210.5
Long-term inflows	71.3	36.2	25.3	3.9	—	5.9	81.4	35.9	29.1	3.1	—	13.3
Long-term outflows	(73.3)	(34.3)	(24.3)	(5.4)	—	(9.3)	(88.2)	(43.6)	(24.3)	(5.4)	—	(14.9)
Net long-term flows	(2.0)	1.9	1.0	(1.5)	—	(3.4)	(6.8)	(7.7)	4.8	(2.3)	—	(1.6)
Net flows in non-management fee earning AUM	1.1	1.2	(0.1)	—	—	—	(2.0)	0.2	(2.2)	—	—	—
Net flows in money market funds	15.4	—	—	—	15.4	—	3.5	—	—	—	3.5	—
Total net flows	14.5	3.1	0.9	(1.5)	15.4	(3.4)	(5.3)	(7.5)	2.6	(2.3)	3.5	(1.6)
Reinvested distributions	1.0	0.2	0.4	0.1	0.1	0.2	1.8	1.0	0.4	0.1	—	0.3
Market gains and losses	46.5	48.5	(0.2)	(1.1)	—	(0.7)	(142.3)	(121.9)	(11.6)	(1.8)	0.6	(7.6)
Foreign currency translation	(6.8)	(0.4)	(3.9)	(1.2)	(1.3)	—	(19.7)	(6.8)	(6.2)	(2.6)	(2.1)	(2.0)
Ending Assets (June 30)	1,538.2	747.1	319.0	64.2	225.7	182.2	1,390.4	644.8	309.1	72.9	164.0	199.6
Average AUM	1,494.9	706.9	321.0	65.7	217.9	183.4	1,457.2	701.9	313.4	74.0	159.7	208.2
% of total average AUM	100.0%	47.3%	21.5%	4.4%	14.5%	12.3%	100.0%	48.2%	21.5%	5.0%	11.0%	14.3%

	Six Months Ended June 30,
	2023						2022
$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
Beginning Assets (December 31)	1,409.2	637.0	313.7	67.1	203.5	187.9	1,610.9	841.6	334.8	88.6	148.8	197.1
Long-term inflows	150.7	75.6	53.9	7.2	—	14.0	187.7	86.5	58.5	8.6	—	34.1
Long-term outflows	(149.8)	(68.9)	(50.4)	(10.1)	—	(20.4)	(177.3)	(88.6)	(48.9)	(11.7)	—	(28.1)
Net long-term flows	0.9	6.7	3.5	(2.9)	—	(6.4)	10.4	(2.1)	9.6	(3.1)	—	6.0
Net flows in non-management fee earning AUM	(0.5)	(1.5)	1.0	—	—	—	(3.0)	0.6	(3.6)	—	—	—
Net flows in money market funds	23.1	—	—	—	23.1	—	16.3	—	—	—	16.3	—
Total net flows	23.5	5.2	4.5	(2.9)	23.1	(6.4)	23.7	(1.5)	6.0	(3.1)	16.3	6.0
Reinvested distributions	2.0	0.4	0.8	0.3	0.1	0.4	2.6	1.2	0.7	0.2	—	0.5
Market gains and losses	108.4	104.1	3.7	0.6	0.1	(0.1)	(223.2)	(188.4)	(24.3)	(10.1)	1.0	(1.4)
Foreign currency translation	(4.9)	0.4	(3.7)	(0.9)	(1.1)	0.4	(23.6)	(8.1)	(8.1)	(2.7)	(2.1)	(2.6)
Ending Assets (June 30)	1,538.2	747.1	319.0	64.2	225.7	182.2	1,390.4	644.8	309.1	72.9	164.0	199.6
Average AUM	1,478.9	690.4	319.5	67.2	215.8	186.0	1,501.2	739.3	320.6	78.8	157.1	205.4
% of total average AUM	100.0%	46.7%	21.6%	4.5%	14.6%	12.6%	100.0%	49.2%	21.4%	5.2%	10.5%	13.7%
________
See accompanying notes immediately following these AUM tables.

Active AUM by Channel (1)

	Three months ended June 30,
	2023			2022
$ in billions	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (March 31)	1,005.2	495.6	509.6	1,042.7	581.9	460.8
Long-term inflows	40.1	25.0	15.1	48.8	30.9	17.9
Long-term outflows	(48.5)	(30.9)	(17.6)	(60.1)	(43.8)	(16.3)
Net long-term flows	(8.4)	(5.9)	(2.5)	(11.3)	(12.9)	1.6
Net flows in money market funds	15.4	(0.1)	15.5	3.5	0.4	3.1
Total net flows	7.0	(6.0)	13.0	(7.8)	(12.5)	4.7
Reinvested distributions	1.0	0.9	0.1	1.8	1.7	0.1
Market gains and losses	9.9	9.8	0.1	(61.6)	(55.5)	(6.1)
Foreign currency translation	(6.5)	(2.0)	(4.5)	(17.2)	(6.6)	(10.6)
Ending Assets (June 30)	1,016.6	498.3	518.3	957.9	509.0	448.9

	Six months ended June 30,
	2023			2022
$ in billions	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (December 31)	976.2	482.1	494.1	1,082.5	631.7	450.8
Long-term inflows	87.0	51.3	35.7	110.5	68.0	42.5
Long-term outflows	(97.9)	(63.9)	(34.0)	(121.0)	(87.2)	(33.8)
Net long-term flows	(10.9)	(12.6)	1.7	(10.5)	(19.2)	8.7
Net flows in money market funds	23.1	1.1	22.0	16.3	2.5	13.8
Total net flows	12.2	(11.5)	23.7	5.8	(16.7)	22.5
Reinvested distributions	2.0	1.8	0.2	2.6	2.4	0.2
Market gains and losses	30.8	26.9	3.9	(111.6)	(100.9)	(10.7)
Foreign currency translation	(4.6)	(1.0)	(3.6)	(21.4)	(7.5)	(13.9)
Ending Assets (June 30)	1,016.6	498.3	518.3	957.9	509.0	448.9
________
See accompanying notes immediately following these AUM tables.

Active AUM by Client Domicile (2)

	Three months ended June 30,
	2023				2022
$ in billions	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (March 31)	1,005.2	688.7	195.1	121.4	1,042.7	703.2	202.3	137.2
Long-term inflows	40.1	17.7	16.0	6.4	48.8	28.7	13.8	6.3
Long-term outflows	(48.5)	(26.7)	(15.0)	(6.8)	(60.1)	(36.3)	(13.2)	(10.6)
Net long-term flows	(8.4)	(9.0)	1.0	(0.4)	(11.3)	(7.6)	0.6	(4.3)
Net flows in non-management fee earning AUM	—	—	—	—	—	—	0.1	(0.1)
Net flows in money market funds	15.4	14.5	0.6	0.3	3.5	4.0	(0.4)	(0.1)
Total net flows	7.0	5.5	1.6	(0.1)	(7.8)	(3.6)	0.3	(4.5)
Reinvested distributions	1.0	1.0	—	—	1.8	1.7	—	0.1
Market gains and losses	9.9	10.9	(1.0)	—	(61.6)	(51.2)	(0.9)	(9.5)
Foreign currency translation	(6.5)	0.5	(8.6)	1.6	(17.2)	(1.0)	(10.4)	(5.8)
Ending Assets (June 30)	1,016.6	706.6	187.1	122.9	957.9	649.1	191.3	117.5

	Six months ended June 30,
	2023				2022
$ in billions	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (December 31)	976.2	670.8	191.0	114.4	1,082.5	724.5	208.8	149.2
Long-term inflows	87.0	39.4	32.8	14.8	110.5	63.2	33.6	13.7
Long-term outflows	(97.9)	(53.9)	(30.8)	(13.2)	(121.0)	(71.8)	(27.9)	(21.3)
Net long-term flows	(10.9)	(14.5)	2.0	1.6	(10.5)	(8.6)	5.7	(7.6)
Net flows in non-management fee earning AUM	—	—	—	—	—	—	0.1	(0.1)
Net flows in money market funds	23.1	20.9	1.9	0.3	16.3	16.4	0.8	(0.9)
Total net flows	12.2	6.4	3.9	1.9	5.8	7.8	6.6	(8.6)
Reinvested distributions	2.0	2.0	—	—	2.6	2.5	—	0.1
Market gains and losses	30.8	26.8	0.7	3.3	(111.6)	(84.8)	(11.4)	(15.4)
Foreign currency translation	(4.6)	0.6	(8.5)	3.3	(21.4)	(0.9)	(12.7)	(7.8)
Ending Assets (June 30)	1,016.6	706.6	187.1	122.9	957.9	649.1	191.3	117.5
________
See accompanying notes immediately following these AUM tables.

Active AUM by Asset Class (3)

	Three months ended June 30,
	2023						2022
$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
Beginning Assets (March 31)	1,005.2	294.3	276.7	67.1	211.5	155.6	1,042.7	347.9	283.3	78.5	162.0	171.0
Long-term inflows	40.1	12.4	20.6	3.9	—	3.2	48.8	13.7	23.8	3.1	—	8.2
Long-term outflows	(48.5)	(16.9)	(20.0)	(5.4)	—	(6.2)	(60.1)	(24.5)	(21.6)	(5.4)	—	(8.6)
Net long-term flows	(8.4)	(4.5)	0.6	(1.5)	—	(3.0)	(11.3)	(10.8)	2.2	(2.3)	—	(0.4)
Net flows in non-management fee earning AUM	—	(0.1)	0.1	—	—	—	—	—	—	—	—	—
Net flows in money market funds	15.4	—	—	—	15.4	—	3.5	—	—	—	3.5	—
Total net flows	7.0	(4.6)	0.7	(1.5)	15.4	(3.0)	(7.8)	(10.8)	2.2	(2.3)	3.5	(0.4)
Reinvested distributions	1.0	0.2	0.4	0.1	0.1	0.2	1.8	1.0	0.4	0.1	—	0.3
Market gains and losses	9.9	10.9	0.1	(1.1)	—	—	(61.6)	(45.5)	(9.6)	(1.7)	0.6	(5.4)
Foreign currency translation	(6.5)	(0.2)	(3.9)	(1.2)	(1.3)	0.1	(17.2)	(5.1)	(5.7)	(2.6)	(2.1)	(1.7)
Ending Assets (June 30)	1,016.6	300.6	274.0	63.4	225.7	152.9	957.9	287.5	270.6	72.0	164.0	163.8
Average AUM	1,006.1	294.6	275.9	64.9	217.9	152.8	989.2	313.1	274.4	73.1	159.7	168.9
% of total average AUM	100.0%	29.3%	27.4%	6.4%	21.7%	15.2%	100.0%	31.7%	27.7%	7.4%	16.1%	17.1%

	Six months ended June 30,
	2023						2022
$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
Beginning Assets (December 31)	976.2	277.5	273.0	66.3	203.5	155.9	1,082.5	389.6	293.1	87.4	148.8	163.6
Long-term inflows	87.0	27.4	43.8	7.2	—	8.6	110.5	32.8	48.3	8.6	—	20.8
Long-term outflows	(97.9)	(32.3)	(43.5)	(10.1)	—	(12.0)	(121.0)	(48.7)	(43.6)	(11.6)	—	(17.1)
Net long-term flows	(10.9)	(4.9)	0.3	(2.9)	—	(3.4)	(10.5)	(15.9)	4.7	(3.0)	—	3.7
Net flows in non-management fee earning AUM	—	(0.1)	0.1	—	—	—	—	—	—	—	—	—
Net flows in money market funds	23.1	—	—	—	23.1	—	16.3	—	—	—	16.3	—
Total net flows	12.2	(5.0)	0.4	(2.9)	23.1	(3.4)	5.8	(15.9)	4.7	(3.0)	16.3	3.7
Reinvested distributions	2.0	0.4	0.8	0.3	0.1	0.4	2.6	1.2	0.7	0.2	—	0.5
Market gains and losses	30.8	27.0	3.6	0.6	0.1	(0.5)	(111.6)	(80.7)	(20.3)	(9.9)	1.0	(1.7)
Foreign currency translation	(4.6)	0.7	(3.8)	(0.9)	(1.1)	0.5	(21.4)	(6.7)	(7.6)	(2.7)	(2.1)	(2.3)
Ending Assets (June 30)	1,016.6	300.6	274.0	63.4	225.7	152.9	957.9	287.5	270.6	72.0	164.0	163.8
Average AUM	1,004.0	292.0	275.1	66.4	215.8	154.7	1,019.6	335.9	280.8	77.7	157.1	168.1
% of total average AUM	100.0%	29.1%	27.4%	6.6%	21.5%	15.4%	100.0%	32.9%	27.5%	7.7%	15.4%	16.5%
_________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (1)

	Three months ended June 30,
	2023			2022
$ in billions	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (March 31)	477.8	429.3	48.5	513.2	462.8	50.4
Long-term inflows	31.2	29.4	1.8	32.6	31.5	1.1
Long-term outflows	(24.8)	(23.3)	(1.5)	(28.1)	(26.9)	(1.2)
Net long-term flows	6.4	6.1	0.3	4.5	4.6	(0.1)
Net flows in non-management fee earning AUM	1.1	1.1	—	(2.0)	0.2	(2.2)
Total net flows	7.5	7.2	0.3	2.5	4.8	(2.3)
Market gains and losses	36.6	33.8	2.8	(80.7)	(77.1)	(3.6)
Foreign currency translation	(0.3)	(0.1)	(0.2)	(2.5)	(0.7)	(1.8)
Ending Assets (June 30)	521.6	470.2	51.4	432.5	389.8	42.7

	Six months ended June 30,
	2023			2022
$ in billions	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (December 31)	433.0	390.2	42.8	528.4	474.8	53.6
Long-term inflows	63.7	57.9	5.8	77.2	75.5	1.7
Long-term outflows	(51.9)	(48.8)	(3.1)	(56.3)	(54.2)	(2.1)
Net long-term flows	11.8	9.1	2.7	20.9	21.3	(0.4)
Net flows in non-management fee earning AUM	(0.5)	(1.6)	1.1	(3.0)	0.6	(3.6)
Total net flows	11.3	7.5	3.8	17.9	21.9	(4.0)
Market gains and losses	77.6	72.4	5.2	(111.6)	(106.0)	(5.6)
Foreign currency translation	(0.3)	0.1	(0.4)	(2.2)	(0.9)	(1.3)
Ending Assets (June 30)	521.6	470.2	51.4	432.5	389.8	42.7

Passive AUM by Client Domicile (2)

	Three months ended June 30,
	2023				2022
$ in billions	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (March 31)	477.8	367.0	33.5	77.3	513.2	388.3	37.5	87.4
Long-term inflows	31.2	18.2	3.1	9.9	32.6	20.3	1.6	10.7
Long-term outflows	(24.8)	(12.2)	(2.6)	(10.0)	(28.1)	(16.6)	(2.1)	(9.4)
Net long-term flows	6.4	6.0	0.5	(0.1)	4.5	3.7	(0.5)	1.3
Net flows in non-management fee earning AUM	1.1	0.4	0.3	0.4	(2.0)	(2.5)	0.8	(0.3)
Total net flows	7.5	6.4	0.8	0.3	2.5	1.2	0.3	1.0
Market gains and losses	36.6	32.8	0.9	2.9	(80.7)	(65.1)	(2.6)	(13.0)
Foreign currency translation	(0.3)	—	(0.4)	0.1	(2.5)	—	(2.1)	(0.4)
Ending Assets (June 30)	521.6	406.2	34.8	80.6	432.5	324.4	33.1	75.0

	Six months ended June 30,
	2023				2022
$ in billions	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (December 31)	433.0	328.6	32.5	71.9	528.4	408.0	38.5	81.9
Long-term inflows	63.7	38.6	5.4	19.7	77.2	47.3	3.2	26.7
Long-term outflows	(51.9)	(26.4)	(5.9)	(19.6)	(56.3)	(34.7)	(3.2)	(18.4)
Net long-term flows	11.8	12.2	(0.5)	0.1	20.9	12.6	—	8.3
Net flows in non-management fee earning AUM	(0.5)	0.9	(1.0)	(0.4)	(3.0)	(4.7)	0.7	1.0
Total net flows	11.3	13.1	(1.5)	(0.3)	17.9	7.9	0.7	9.3
Market gains and losses	77.6	64.5	4.5	8.6	(111.6)	(91.5)	(4.5)	(15.6)
Foreign currency translation	(0.3)	—	(0.7)	0.4	(2.2)	—	(1.6)	(0.6)
Ending Assets (June 30)	521.6	406.2	34.8	80.6	432.5	324.4	33.1	75.0
_________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class (3)

	Three months ended June 30,
	2023						2022
$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
Beginning Assets (March 31)	477.8	401.4	45.1	0.8	—	30.5	513.2	432.1	40.6	1.0	—	39.5
Long-term inflows	31.2	23.8	4.7	—	—	2.7	32.6	22.2	5.3	—	—	5.1
Long-term outflows	(24.8)	(17.4)	(4.3)	—	—	(3.1)	(28.1)	(19.1)	(2.7)	—	—	(6.3)
Net long-term flows	6.4	6.4	0.4	—	—	(0.4)	4.5	3.1	2.6	—	—	(1.2)
Net flows in non-management fee earning AUM	1.1	1.3	(0.2)	—	—	—	(2.0)	0.2	(2.2)	—	—	—
Total net flows	7.5	7.7	0.2	—	—	(0.4)	2.5	3.3	0.4	—	—	(1.2)
Market gains and losses	36.6	37.6	(0.3)	—	—	(0.7)	(80.7)	(76.4)	(2.0)	(0.1)	—	(2.2)
Foreign currency translation	(0.3)	(0.2)	—	—	—	(0.1)	(2.5)	(1.7)	(0.5)	—	—	(0.3)
Ending Assets (June 30)	521.6	446.5	45.0	0.8	—	29.3	432.5	357.3	38.5	0.9	—	35.8
Average AUM	488.8	412.3	45.1	0.8	—	30.6	468.0	388.8	39.0	0.9	—	39.3
% of total average AUM	100.0%	84.3%	9.2%	0.2%	—%	6.3%	100.0%	83.1%	8.3%	0.2%	—%	8.4%

	Six months ended June 30,
	2023						2022
$ in billions	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
Beginning Assets (December 31)	433.0	359.5	40.7	0.8	—	32.0	528.4	452.0	41.7	1.2	—	33.5
Long-term inflows	63.7	48.2	10.1	—	—	5.4	77.2	53.7	10.2	—	—	13.3
Long-term outflows	(51.9)	(36.6)	(6.9)	—	—	(8.4)	(56.3)	(39.9)	(5.3)	(0.1)	—	(11.0)
Net long-term flows	11.8	11.6	3.2	—	—	(3.0)	20.9	13.8	4.9	(0.1)	—	2.3
Net flows in non-management fee earning AUM	(0.5)	(1.4)	0.9	—	—	—	(3.0)	0.6	(3.6)	—	—	—
Total net flows	11.3	10.2	4.1	—	—	(3.0)	17.9	14.4	1.3	(0.1)	—	2.3
Market gains and losses	77.6	77.1	0.1	—	—	0.4	(111.6)	(107.7)	(4.0)	(0.2)	—	0.3
Foreign currency translation	(0.3)	(0.3)	0.1	—	—	(0.1)	(2.2)	(1.4)	(0.5)	—	—	(0.3)
Ending Assets (June 30)	521.6	446.5	45.0	0.8	—	29.3	432.5	357.3	38.5	0.9	—	35.8
Average AUM	474.9	398.4	44.4	0.8	—	31.3	481.6	403.4	39.8	1.0	—	37.4
% of total average AUM	100.0%	83.9%	9.3%	0.2%	—%	6.6%	100.0%	83.8%	8.3%	0.1%	—%	7.8%
___________

(1) Channel refers to the internal distribution channel from which the AUM originated. Retail AUM represents AUM distributed by the company’s retail sales team. Institutional AUM represents AUM distributed by our institutional sales team. This aggregation is viewed as a proxy for presenting AUM in the retail and institutional markets in which the company operates.

(2) Client domicile disclosure groups AUM by the domicile of the underlying clients.

(3) Asset classes are descriptive groupings of AUM by common type of underlying investments.

Results of Operations for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

	Three months ended				Six months ended
	June 30,		Variance		June 30,		Variance
$ in millions	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Investment management fees	1,033.5	1,113.5	(80.0)	(7.2)%	2,061.4	2,294.0	(232.6)	(10.1)%
Service and distribution fees	342.3	353.8	(11.5)	(3.3)%	676.5	732.8	(56.3)	(7.7)%
Performance fees	19.6	9.2	10.4	113.0%	25.2	10.2	15.0	147.1%
Other	47.4	53.9	(6.5)	(12.1)%	97.9	122.8	(24.9)	(20.3)%
Total operating revenues	1,442.8	1,530.4	(87.6)	(5.7)%	2,861.0	3,159.8	(298.8)	(9.5)%

Revenue Adjustments:
Investment management fees	(195.4)	(193.1)	(2.3)	1.2%	(385.2)	(399.0)	13.8	(3.5)%
Service and distribution fees	(230.9)	(240.3)	9.4	(3.9)%	(456.2)	(498.0)	41.8	(8.4)%
Other	(36.2)	(41.6)	5.4	(13.0)%	(76.2)	(90.6)	14.4	(15.9)%
Total Revenue Adjustments (1)	(462.5)	(475.0)	12.5	(2.6)%	(917.6)	(987.6)	70.0	(7.1)%
Invesco Great Wall	97.6	106.1	(8.5)	(8.0)%	198.1	230.2	(32.1)	(13.9)%
CIP	12.8	12.4	0.4	3.2%	25.1	23.9	1.2	5.0%
Net revenues (2)	1,090.7	1,173.9	(83.2)	(7.1)%	2,166.6	2,426.3	(259.7)	(10.7)%
____________
(1)    Total revenue adjustments remove pass through investment management, service and distribution, and other revenues and equal the same amount as the Third-party distribution, service and advisory expenses.
(2)    See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net business inflows (or outflows), changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. See the company’s disclosures regarding the changes in AUM during the three and six months ended June 30, 2023 and June 30, 2022 in the “Assets Under Management” section above for additional information.

Passive AUM generally earn a lower effective fee rate than active asset classes, and therefore, changes in the mix of AUM have an impact on revenues and net revenue yield. In addition, as fee rates differ across geographic locations, changes to exchange rates have an impact on revenues and net revenue yields.

Average AUM was $1,494.9 billion in the three months ended June 30, 2023 as compared to $1,457.2 billion in the three months ended June 30, 2022. The impact of the increase in AUM on our revenues was offset by changes in the mix of the AUM between the periods as Investors continued to shift AUM toward lower yield products during three months ended June 30, 2023. The impact of foreign exchange rate movements decreased Operating revenues by $1.9 million during the three months ended June 30, 2023 when compared to the three months ended June 30, 2022.

Average AUM was $1,478.9 billion in the six months ended June 30, 2023 as compared to $1,501.2 billion in the six months ended June 30, 2022. In addition to the impact of the decrease in AUM on our revenues, changes in the mix of the AUM between the periods also impact our revenues as investors continued to shift AUM toward lower yield products during six months ended June 30, 2023. The impact of foreign exchange rate movements decreased Operating revenues by $29.3 million during the six months ended June 30, 2023 when compared to the six months ended June 30, 2022.

Investment Management Fees

Investment management fees were $1,033.5 million for three months ended June 30, 2023 as compared to $1,113.5 million for three months ended June 30, 2022. The impact of foreign exchange rate movements decreased Investment management fees by $2.2 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. After allowing for foreign exchange movements, Investment management fees decreased by $77.8 million. See discussion above on how AUM changes impact our Investment management fees.

Investment management fees were $2,061.4 million for six months ended June 30, 2023 as compared to $2,294.0 million for six months ended June 30, 2022. The impact of foreign exchange rate movements decreased Investment management fees by $26.2 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. After allowing for foreign exchange movements, Investment management fees decreased by $206.4 million. See discussion above on how AUM changes impact our Investment management fees.

Service and Distribution Fees

In the three months ended June 30, 2023, Service and distribution fees were $342.3 million as compared to $353.8 million for the three months ended June 30, 2022. After allowing for foreign exchange movements, Service and distribution fees decreased by $11.8 million. The decrease was a result of lower AUM to which these fees apply.

In the six months ended June 30, 2023, Service and distribution fees were $676.5 million as compared to $732.8 million for the six months ended June 30, 2022. The impact of foreign exchange rate movements decreased Service and distribution fees by $2.8 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. After allowing for foreign exchange movements, Service and distribution fees decreased by $53.5 million. The decrease was a result of lower AUM to which these fees apply.

Performance Fees

Performance fees were $19.6 million and $25.2 million for the three and six months ended June 30, 2023, respectively, and were primarily generated from real estate products.

Other Revenues

In the three months ended June 30, 2023, Other revenues were $47.4 million as compared to $53.9 million for the three months ended June 30, 2022. The decrease in Other revenues was primarily driven by lower front end fees and real estate transaction fees of $5.4 million and $1.3 million, respectively.

In the six months ended June 30, 2023, Other revenues were $97.9 million as compared to $122.8 million for the six months ended June 30, 2022. The decrease in Other revenues was primarily driven by lower real estate transaction fees and front end fees of $17.1 million and $13.9 million, respectively, partially offset by a $6.2 million increase in other transaction fees.

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

Net revenues from IGW were $97.6 million and average AUM was $89.4 billion for the three months ended June 30, 2023 (net revenues were $106.1 million and average AUM was $94.0 billion for the three months ended June 30, 2022). The impact of foreign exchange rate movements during the three months ended June 30, 2023 decreased Net revenues by $5.9 million as compared to the three months ended June 30, 2022. After allowing for foreign exchange movements, Net revenues from IGW were $103.5 million. The decrease in revenue is a result of lower average AUM and changes in the mix of AUM.

Net revenues from IGW were $198.1 million and average AUM was $90.2 billion for the six months ended June 30, 2023 (net revenues were $230.2 million and average AUM was $96.6 billion for the six months ended June 30, 2022). The impact of foreign exchange rate movements during the six months ended June 30, 2023 decreased Net revenues by $13.7 million as compared to the six months ended June 30, 2022. After allowing for foreign exchange movements, Net revenues from IGW were $211.8 million. The decrease in revenue is a result of lower average AUM and changes in the mix of AUM.

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

Management and Performance fees earned from CIP were $12.8 million for the three months ended June 30, 2023 (three months ended June 30, 2022: $12.4 million).

Management and Performance fees earned from CIP were $25.1 million for the six months ended June 30, 2023 (six months ended June 30, 2022: $23.9 million).

Operating Expenses

The main categories of Operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended				Six months ended
	June 30,		Variance		June 30,		Variance
$ in millions	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Third-party distribution, service and advisory	462.5	475.0	(12.5)	(2.6)%	917.6	987.6	(70.0)	(7.1)%
Employee compensation	475.7	407.2	68.5	16.8%	938.5	840.1	98.4	11.7%
Marketing	29.0	33.8	(4.8)	(14.2)%	54.0	55.5	(1.5)	(2.7)%
Property, office and technology	137.1	135.0	2.1	1.6%	271.5	267.0	4.5	1.7%
General and administrative	121.6	119.7	1.9	1.6%	197.3	221.9	(24.6)	(11.1)%
Transaction, integration and restructuring	—	0.2	(0.2)	N/A	41.6	35.4	6.2	17.5%
Amortization of intangibles	13.1	14.8	(1.7)	(11.5)%	27.2	29.9	(2.7)	(9.0)%
Total operating expenses	1,239.0	1,185.7	53.3	4.5%	2,447.7	2,437.4	10.3	0.4%

The table below sets forth these expense categories as a percentage of total Operating expenses and Operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

$ in millions	Three months ended June 30, 2023	% of Total Operating Expenses	% of Operating Revenues	Three months ended June 30, 2022	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	462.5	37.3%	32.1%	475.0	40.1%	31.0%
Employee compensation	475.7	38.4%	33.0%	407.2	34.3%	26.6%
Marketing	29.0	2.3%	2.0%	33.8	2.9%	2.2%
Property, office and technology	137.1	11.1%	9.5%	135.0	11.4%	8.8%
General and administrative	121.6	9.8%	8.4%	119.7	10.1%	7.8%
Transaction, integration and restructuring	—	—%	—%	0.2	—%	—%
Amortization of intangibles	13.1	1.1%	0.9%	14.8	1.2%	1.0%
Total operating expenses	1,239.0	100.0%	85.9%	1,185.7	100.0%	77.4%

$ in millions	Six months ended June 30, 2023	% of Total Operating Expenses	% of Operating Revenues	Six months ended June 30, 2022	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	917.6	37.5%	32.1%	987.6	40.5%	31.3%
Employee compensation	938.5	38.3%	32.7%	840.1	34.5%	26.6%
Marketing	54.0	2.2%	1.9%	55.5	2.3%	1.8%
Property, office and technology	271.5	11.1%	9.5%	267.0	11.0%	8.4%
General and administrative	197.3	8.1%	6.9%	221.9	9.1%	7.0%
Transaction, integration and restructuring	41.6	1.7%	1.5%	35.4	1.5%	1.1%
Amortization of intangibles	27.2	1.1%	1.0%	29.9	1.1%	0.9%
Total operating expenses	2,447.7	100.0%	85.6%	2,437.4	100.0%	77.1%

During the three months ended June 30, 2023, Operating expenses increased by $53.3 million as compared to the three months ended June 30, 2022. The impact of foreign exchange rate movements decreased Operating expenses by $2.5 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

During the six months ended June 30, 2023, Operating expenses increased by $10.3 million as compared to the six months ended June 30, 2022. The impact of foreign exchange rate movements decreased Operating expenses by $28.0 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Third-Party Distribution, Service and Advisory

Third-party distribution, service and advisory expenses were $462.5 million for the three months ended June 30, 2023 as compared to $475.0 million for the three months ended June 30, 2022. After allowing for foreign exchange rate changes, the decrease in expenses was $12.8 million. The decrease is primarily due to decreases of $9.3 million in service fees resulting from changes in the mix of the AUM, $14.1 million in renewal commissions, transaction and other third-party management fees, partially offset by $10.5 million of higher asset-based fees.

Third-party distribution, service and advisory expenses were $917.6 million for the six months ended June 30, 2023 as compared to $987.6 million for the six months ended June 30, 2022. The impact of foreign exchange rate movements decreased third-party expenses by $5.8 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. After allowing for foreign exchange rate changes, the decrease in costs was $64.2 million. The decrease is primarily due to decreases of $39.2 million in service fees resulting from lower average AUM and changes in the mix of the AUM, $37.0 million in renewal commissions and transaction fees, partially offset by $17.0 million of higher asset-based fees.

Employee Compensation

Employee compensation was $475.7 million for the three months ended June 30, 2023 as compared to $407.2 million for the three months ended June 30, 2022. The impact of foreign exchange rate movements decreased Employee compensation by $2.2 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. After allowing for foreign exchange rate changes, there was an increase in Employee compensation of $70.7 million. This increase was primarily driven by $35.7 million in higher mark-to-market gains on deferred compensation liabilities, costs related to executive retirements and organizational changes of $27.0 million, and higher staff costs.

Employee compensation was $938.5 million for the six months ended June 30, 2023 as compared to $840.1 million for the six months ended June 30, 2022. The impact of foreign exchange rate movements decreased Employee compensation by $15.2 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. After allowing for foreign exchange rate changes, there was an increase in Employee compensation of $113.6 million. This increase was primarily driven by $69.4 million in higher mark-to-market gains on deferred compensation liabilities, costs related to executive retirements and organizational changes of $40.3 million, and higher staff costs.

Headcount at June 30, 2023 was 8,621 (June 30, 2022: 8,506).

Marketing

Marketing expenses were $29.0 million for the three months ended June 30, 2023 as compared to $33.8 million for the three months ended June 30, 2022. After allowing for foreign exchange rate changes, the decrease in Marketing expenses was $4.8 million driven by lower advertising spend.

Marketing expenses were $54.0 million for the six months ended June 30, 2023 as compared to $55.5 million for the six months ended June 30, 2022. After allowing for foreign exchange rate changes, the decrease in Marketing expenses was $0.7 million.

Property, Office and Technology

Property, office and technology costs were $137.1 million for the three months ended June 30, 2023 as compared to $135.0 million for the three months ended June 30, 2022. After allowing for foreign exchange rate movements, the increase in costs was $2.7 million. The increase was primarily driven by higher outsourced administration costs of $3.1 million.

Property, office and technology costs were $271.5 million for the six months ended June 30, 2023 as compared to $267.0 million for the six months ended June 30, 2022. The impact of foreign exchange rate movements decreased Property, office and technology expenses by $4.3 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. After allowing for foreign exchange rate movements, the increase in costs was $8.8 million. The increase was driven by $4.3 million in property and office costs including overlapping rent in the first quarter associated with the move to our new Atlanta headquarters and $3.1 million in outsourced administration costs and technology costs including software maintenance.

General and Administrative

General and administrative expenses were $121.6 million for the three months ended June 30, 2023 as compared to $119.7 million for the three months ended June 30, 2022. After allowing for foreign exchange rate movements, the increase in costs was $1.8 million.

General and administrative expenses were $197.3 million for the six months ended June 30, 2023 as compared to $221.9 million for the six months ended June 30, 2022. The impact of foreign exchange rate movements decreased General and administrative expenses by $1.8 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. After allowing for foreign exchange rate movements, the decrease in costs was $22.8 million. The decrease was primarily due to $20.0 million of insurance recoveries and $14.8 million of indirect tax refunds received during the six months ended June 30, 2023 which were partially offset by increases in consulting and professional fees primarily related to the Alpha NextGen program and costs associated with the move to the new Atlanta headquarters.

Transaction, Integration and Restructuring

For the three months ended June 30, 2023, Transaction, integration and restructuring costs were zero due to the completion of strategic initiatives. Any costs related to on-going projects are classified in the income statement based on the nature of the expense.

For the six months ended June 30, 2023, Transaction, integration and restructuring charges were $41.6 million as compared to $35.4 million for the six months ended June 30, 2022. These costs are primarily comprised of compensation-related restructuring costs in connection with our strategic evaluation which we completed during the first quarter of 2023.

Other Income and Expenses

The main categories of Other income and expenses, and the dollar and percentage changes between periods, are as follows:

			Variance				Variance
	Three months ended June 30,		2023 vs 2022		Six months ended June 30,		2023 vs 2022
$ in millions	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Equity in earnings of unconsolidated affiliates	19.2	24.7	(5.5)	(22.3)%	45.3	58.1	(12.8)	(22.0)%
Interest and dividend income	7.1	2.1	5.0	238.1%	15.7	3.3	12.4	375.8%
Interest expense	(18.4)	(25.8)	7.4	(28.7)%	(36.4)	(49.0)	12.6	(25.7)%
Other gains/(losses), net	20.9	(90.0)	110.9	N/A	48.3	(135.5)	183.8	N/A
Other income/(expense) of CIP, net	(2.7)	26.2	(28.9)	N/A	(20.6)	2.9	(23.5)	N/A
Total other income and expenses	26.1	(62.8)	88.9	N/A	52.3	(120.2)	172.5	N/A

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates decreased $5.5 million to $19.2 million for the three months ended June 30, 2023 as compared to $24.7 million for the three months ended June 30, 2022. The decrease was primarily driven by lower income from our joint venture investment in IGW of 3.7 million.

Equity in earnings of unconsolidated affiliates decreased $12.8 million to $45.3 million for the six months ended June 30, 2023 as compared to $58.1 million for the six months ended June 30, 2022. The decrease was primarily driven by decreases of $16.3 million in our income from our real estate investments and $9.7 million from our joint venture investment in IGW which were partially offset by increases in income from private equity and other investments.

Interest expense

Interest expense was $18.4 million for the three months ended June 30, 2023 as compared to $25.8 million for the three months ended June 30, 2022 as a result of a decrease in debt.

Interest expense was $36.4 million for the six months ended June 30, 2023 as compared to $49.0 million for the six months ended June 30, 2022 as a result of a decrease in debt.

Other gains/(losses), net

Other gains/(losses), net was a gain of $20.9 million for the three months ended June 30, 2023 as compared to a $90.0 million loss for the three months ended June 30, 2022. Included in the net gain for the second quarter of 2023 were $14.9 million of net gains on investments and instruments held for our deferred compensation plans and $3.6 million related to the mark-to-market on seed capital investments. Included in the net loss for the three months ended June 30, 2022 were $79.2 million of net losses on investments and instruments held for our deferred compensation plans and $16.2 million of net losses related to the mark-to-market on seed money investments.

Other gains/(losses), net was a gain of $48.3 million for the six months ended June 30, 2023 as compared to a $135.5 million loss for the six months ended June 30, 2022. Included in the net gain for the six months ended June 30, 2023 were $37.0 million of net gains on investments and instruments held for our deferred compensation plans and $8.8 million of net gains related to the mark-to-market on seed capital investments. Included in the net loss for the six months ended June 30, 2022 were $122.1 million of net losses on investments and instruments held for our deferred compensation plans and $22.1 million of net losses related to the mark-to-market on seed money investments, partially offset by $3.7 million of net foreign exchange gains on intercompany loans.

Other income/(expense) of CIP, net

For the three months ended June 30, 2023, Other income/(expense) of CIP, net was a net expense of $2.7 million for the three months ended June 30, 2023 (three months ended June 30, 2022: net income of $26.2 million). Interest and dividend income of CIP increased $81.1 million to $163.7 million (three months ended June 30, 2022: $82.6 million). Interest expense of CIP increased $64.7 million to $109.7 million (three months ended June 30, 2022: $45.0 million). Unrealized gains/(losses) of CIP were net losses of $56.7 million (three months ended June 30, 2022: net losses of $11.4 million).

For the six months ended June 30, 2023, Other income/(expense) of CIP, net was a net expense of $20.6 million for the six months ended June 30, 2023 (six months ended June 30, 2022: net income of $2.9 million). Interest and dividend income of CIP increased $146.2 million to $303.3 million (six months ended June 30, 2022: $157.1 million). Interest expense of CIP increased $116.5 million to $204.0 million (six months ended June 30, 2022: $87.5 million). Unrealized gains/(losses) of CIP were net losses of $119.9 million (six months ended June 30, 2022: net losses of $66.7 million). The net losses during the months ended June 30, 2023 and 2022 were attributable to market-driven losses on investments held by consolidated funds.

Net impact of CIP and related noncontrolling interests in consolidated entities

The consolidation of investment products did not have an impact on Net income attributable to Invesco for the three and six months ended June 30, 2023 and June 30, 2022. The adjustment to net income for the Net income/(loss) attributable to noncontrolling interests in consolidated entities represents the profit or loss attributable to third-party investors. The impact of any realized or unrealized gains or losses attributable to the interests of third-parties, which is reflected in Other income/(expense) of CIP, net, is offset by this adjustment to arrive at Net income attributable to Invesco. Also, the net income or loss of CIP is taxed at the investor level, not at the product level; therefore, a tax provision is not reflected in the net impact of CIP.

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

Our effective tax rate increased to 28.5% for the three months ended June 30, 2023 (three months ended June 30, 2022: 22.3%). The increase was primarily due to the unfavorable impact that the Net loss attributable to noncontrolling interests in consolidated entities had on the effective tax rate in the second quarter of 2023 compared to the favorable impact that the Net income attributable to noncontrolling interests in consolidated entities had on the effective tax rate in the second quarter of 2022.

Our effective tax rate increased to 29.1% for the six months ended June 30, 2023 (six months ended June 30, 2022: 24.2%). The increase was primarily due to the unfavorable impact that the Net loss attributable to non-controlling interests in consolidated entities had on the effective tax rate for the six months ended June 30, 2023 compared to the favorable impact that the Net income attributable to non-controlling interests in consolidated entities had on the effective tax rate for the six months ended June 30, 2022.

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

Reconciliation of Operating revenues to Net revenues:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2023	2022	2023	2022
Operating revenues, U.S. GAAP basis	1,442.8	1,530.4	2,861.0	3,159.8
Revenue Adjustments (2)
Investment management fees	(195.4)	(193.1)	(385.2)	(399.0)
Service and distribution fees	(230.9)	(240.3)	(456.2)	(498.0)
Other	(36.2)	(41.6)	(76.2)	(90.6)
Total Revenue Adjustments	(462.5)	(475.0)	(917.6)	(987.6)
Invesco Great Wall (1)	97.6	106.1	198.1	230.2
CIP (3)	12.8	12.4	25.1	23.9
Net revenues	1,090.7	1,173.9	2,166.6	2,426.3

Reconciliation of Operating income to Adjusted operating income:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2023	2022	2023	2022
Operating income, U.S. GAAP basis	203.8	344.7	413.3	722.4
Invesco Great Wall (1)	53.6	62.2	108.2	135.9
CIP (3)	21.7	16.1	36.4	30.9
Transaction, integration and restructuring (4)	—	0.2	41.6	35.4
Amortization of intangible assets (8)	13.1	14.8	27.2	29.9
Compensation expense related to market valuation changes in deferred compensation plans (10)	9.8	(26.1)	22.2	(48.0)
General and administrative (7)	—	—	(20.0)	—
Adjusted operating income	302.0	411.9	628.9	906.5

Operating margin(5)	14.1%	22.5%	14.4%	22.9%
Adjusted operating margin(6)	27.7%	35.1%	29.0%	37.4%

Reconciliation of net income attributable to Invesco to Adjusted net income attributable to Invesco:

	Three months ended June 30,		Six months ended June 30,
$ in millions, except per common share data	2023	2022	2023	2022
Net income attributable to Invesco Ltd., U.S. GAAP basis	132.2	121.0	277.2	318.7
Adjustments (excluding tax):
Transaction, integration and restructuring (4)	—	0.2	41.6	35.4
Amortization of intangible assets (8)	13.1	14.8	27.2	29.9
Deferred compensation plan market valuation changes and dividend income less compensation expense (10)	(6.1)	52.5	(16.5)	73.0
General and administrative (7)	—	—	(20.0)	—
Total adjustments excluding tax	7.0	67.5	32.3	138.3
Tax adjustment for amortization of intangible assets and goodwill (9)	3.6	3.8	7.8	7.5
Other tax effects of adjustments above	1.6	(12.0)	0.5	(24.9)
Adjusted net income attributable to Invesco Ltd. (11)	144.4	180.3	317.8	439.6

Average common shares outstanding - diluted	458.8	459.5	458.9	460.7
Diluted EPS	$0.29	$0.26	$0.60	$0.69
Adjusted diluted EPS(12)	$0.31	$0.39	$0.69	$0.95
____________
(1) Invesco Great Wall: The company reflects 100% of IGW in its Net revenues and Adjusted operating income (and by calculation, Adjusted operating margin). The company’s non-GAAP operating results reflect the economics of these holdings on a basis consistent with the underlying AUM and flows. Adjusted net income is reduced by the amount of earnings attributable to the 51% noncontrolling interests.
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
(3) CIP: See note 11, “Consolidated Investment Products,” for a detailed analysis of the impact to the company’s Condensed Consolidated Financial Statements from the consolidation of CIP. The company believes that the CIP may impact a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, the company believes that it is appropriate to adjust Operating revenues and Operating income for the impact of CIP in calculating the respective Net revenues and Adjusted operating income (and by calculation, Adjusted operating margin).
(4) Transaction, integration and restructuring: The company believes it is useful to adjust for the Transaction, integration and restructuring charges in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income, and Adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition and restructuring related charges. Transaction, integration and restructuring costs were zero for the second quarter 2023 due to the completion of strategic initiatives.
(5) Operating margin is equal to Operating income divided by Operating revenues.
(6) Adjusted operating margin is equal to Adjusted operating income divided by Net revenues.
(7) General and administrative: The adjustment removes insurance recoveries related to fund-related losses incurred in prior periods.
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
(11) The effective tax rate on Adjusted net income attributable to Invesco Ltd. for the three months and six months ended June 30, 2023 is 24.7% and 24.4%, respectively (for the three months and six months ended June 30, 2022, it was 24.8% and 24.5%, respectively).
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

Balance Sheet Discussion (1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP and policyholder balances for the reasons outlined in footnote 1 to the table:

	As of June 30, 2023				As of December 31, 2022
Balance sheet information $ in millions	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted
ASSETS
Cash and cash equivalents	1,009.9	—	—	1,009.9	1,234.7	—	—	1,234.7
Investments	992.1	(452.6)	—	1,444.7	996.6	(376.8)	—	1,373.4
Assets of CIP:
Investments and other assets of CIP	8,808.9	8,808.9	—	—	8,735.1	8,735.1	—	—
Cash and cash equivalents of CIP	277.2	277.2	—	—	199.4	199.4	—	—
Assets held for policyholders	444.0	—	444.0	—	668.7	—	668.7	—
Goodwill and intangible assets, net	15,793.0	—	—	15,793.0	15,698.9	—	—	15,698.9
Other assets (2)	2,132.7	(12.8)	—	2,145.5	2,223.4	(9.8)	—	2,233.2
Total assets	29,457.8	8,620.7	444.0	20,393.1	29,756.8	8,547.9	668.7	20,540.2
LIABILITIES
Liabilities of CIP:
Debt of CIP	6,884.5	6,884.5	—	—	6,590.4	6,590.4	—	—
Other liabilities of CIP	357.3	357.3	—	—	329.6	329.6	—	—
Policyholder payables	444.0	—	444.0	—	668.7	—	668.7	—
Debt	1,488.6	—	—	1,488.6	1,487.6	—	—	1,487.6
Other liabilities (3)	3,574.8	—	—	3,574.8	3,838.3	—	—	3,838.3
Total liabilities	12,749.2	7,241.8	444.0	5,063.4	12,914.6	6,920.0	668.7	5,325.9
EQUITY
Total equity attributable to Invesco Ltd.	15,328.9	(0.1)	—	15,329.0	15,213.6	(0.1)	—	15,213.7
Noncontrolling interests (4)	1,379.7	1,379.0	—	0.7	1,628.6	1,628.0	—	0.6
Total equity	16,708.6	1,378.9	—	15,329.7	16,842.2	1,627.9	—	15,214.3
Total liabilities and equity	29,457.8	8,620.7	444.0	20,393.1	29,756.8	8,547.9	668.7	20,540.2
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

Cash and cash equivalents

Cash and cash equivalents decreased by $224.8 million from $1,234.7 million at December 31, 2022 to $1,009.9 million at June 30, 2023. See “Cash Flows Discussion” in the following section within this Management’s Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Investments

Investments are comprised primarily of the equity method investment in IGW, seed capital and co-investments in affiliated funds, and investments related to the company’s deferred compensation plans.

As of June 30, 2023, the company had $920.0 million in seed capital and co-investments (December 31, 2022: $909.2 million), including direct investments in CIP. Total seed capital and co-investments is presented as a helpful measure for investors and represents our total net investment interest including our investment in CIP. The following table reconciles the investments balance to the total seed capital and co-investment balance.

	As of
$ in millions	June 30, 2023	December 31, 2022
Investments	992.1	996.6
Net investment in CIP	452.6	376.8
Less: Investments related to deferred compensation plans, joint ventures, and other investments	(524.7)	(464.2)
Total seed capital and co-investments (1)	920.0	909.2
____________
(1)    Included in the total seed capital and co-investments balance as of June 30, 2023 is $281.2 million of seed capital and $638.8 million of co-investments (December 31, 2022: $305.4 million of seed capital and $603.8 million of co-investments).

Liquidity and Capital Resources

Our capital structure, together with available cash balances, cash flows generated from operations, existing capacity under our credit facility and further capital market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating expenses, debt and other obligations as they come due and anticipated future capital requirements.

Sources of Liquidity by Type

	As of
$ in millions	June 30, 2023	December 31, 2022
Cash and cash equivalents	1,009.9	1,234.7
Available revolver	2,000.0	1,500.0
Total sources of liquidity by type	3,009.9	2,734.7

On April 26, 2023, Invesco Ltd. and its indirect subsidiary, Invesco Finance PLC, amended and restated the $1.5 billion floating rate credit facility, increasing facility capacity to $2.0 billion and extending the expiration date from April 26, 2026 to April 26, 2028. As of June 30, 2023, the balance on the $2.0 billion capacity credit facility was zero.

Capital Management

Our capital management priorities have evolved with the growth and success of our business and include, in no particular order of priority: reinvestment in the business, maintaining a strong balance sheet and returning capital to shareholders longer term through a combination of modestly increasing dividends and share repurchases.

During the second quarter ended June 30, 2023, the company repurchased 9.6 million common shares in open market transactions utilizing $150.0 million in cash. As of June 30, 2023, approximately $382.2 million remained authorized under the company’s common share repurchase authorization approved by the Board on July 22, 2016.

Our capital process is executed in a manner consistent with our desire to maintain strong, investment grade credit ratings. As of the date of our filing, Invesco held credit ratings of BBB+/Stable, A3/Stable and A/Stable from Standard & Poor’s Ratings Service (S&P), Moody’s Investor Services and Fitch Ratings, respectively.

Other Items

Certain of our subsidiaries are required to maintain minimum levels of regulatory capital, liquidity, and working capital. Such requirements may change from time-to-time as additional guidance is released based on a variety of factors, including balance sheet composition, assessment of risk exposures and governance, and review from regulators. These and other similar provisions of applicable laws and regulations may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of dividends by such entities. Our financial condition or liquidity could be adversely affected if certain of our subsidiaries are unable to distribute funds to us.

We are in compliance with all regulatory minimum net capital requirements. As of June 30, 2023, the company’s minimum regulatory capital requirement was $430.0 million (December 31, 2022: $639.8 million). The decrease was driven by a reduction in regulatory capital requirements as part of a transition into a new regulatory regime in the UK (Investment Firm Prudential Regime). However, there has been no change to the related regulatory liquidity and working capital requirements, and as such, there has not been a material reduction in the level of cash and cash equivalents required outside of the US.

We meet the regulatory liquidity and working capital requirements by holding cash and cash equivalents in the European sub-group. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the liquidity and working capital requirements, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences.

The consolidation of $9,086.1 million and $6,884.5 million of assets and debt of CIP as of June 30, 2023, respectively, did not impact the company’s liquidity and capital resources. See Part I, Item 1, Financial Statements - Note 11, “Consolidated Investment Products,” for additional details.

Cash Flows Discussion

The ability to consistently generate cash flows from operations in excess of dividend payments, common share repurchases, capital expenditures and ongoing operating expenses is one of our company’s fundamental financial strengths. Operations continue to be financed from current earnings and borrowings.

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flows information excluding the impact of the cash flows of CIP for the reasons outlined in footnote 1 to the table:

Cash flows information (1)	Six months ended June 30, 2023			Six months ended June 30, 2022
$ in millions	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash and cash equivalents, beginning of the period	1,434.1	199.4	1,234.7	2,147.1	250.7	1,896.4
Cash flows from operating activities	232.4	(124.7)	357.1	(252.3)	(407.2)	154.9
Cash flows from investing activities	(49.2)	75.7	(124.9)	(155.8)	(38.3)	(117.5)
Cash flows from financing activities	(349.6)	125.6	(475.2)	(533.0)	398.6	(931.6)
Increase/(decrease) in cash and cash equivalents	(166.4)	76.6	(243.0)	(941.1)	(46.9)	(894.2)
Foreign exchange movement on cash and cash equivalents	19.4	1.2	18.2	(73.2)	(7.8)	(65.4)
Cash and cash equivalents, end of the period	1,287.1	277.2	1,009.9	1,132.8	196.0	936.8

Cash and cash equivalents	1,009.9	—	1,009.9	936.8	—	936.8
Cash and cash equivalents of CIP	277.2	277.2	—	196.0	196.0	—
Total cash and cash equivalents per condensed consolidated statement of cash flows	1,287.1	277.2	1,009.9	1,132.8	196.0	936.8
____________
(1)    These tables include non-GAAP presentations. Cash held by CIP is not available for use by Invesco. Additionally, there is no recourse to Invesco for CIP debt. The cash flows of CIP do not form part of the company’s cash flow management processes, nor do they form part of the company’s significant liquidity evaluations and decisions.

Operating Activities
Operating cash flows include the receipt of Investment management and Other fees generated from AUM, offset by Operating expenses and Changes in operating assets and liabilities. After allowing for the change in cash held by CIP, investment activities, and seasonal payments such as bonus payments in the first quarter, our operating cash flows generally move in the same direction as our Operating income.

Cash inflows for the six months ended June 30, 2023, excluding the impact of the consolidation of CIP, was primarily driven by lower net outflows from changes in payables and receivables due to timing of payments and receipts as compared to the six months ended June 30, 2022 which were partially offset by a decrease of $309.1 million in Operating Income. Also, included in cash inflows were net investment sales of $12.6 million related to seed capital and deferred compensation investments (six months ended June 30, 2022: net investment purchases of $59.7 million).

Investing Activities

Investing cash outflows for the six months ended June 30, 2023, excluding the impact of the consolidation of CIP, included Purchases of investments of $87.9 million (six months ended June 30, 2022: $133.8 million purchases), partially offset by proceeds of $47.8 million from sales and returns of capital of investments (six months ended June 30, 2022: $73.4 million proceeds). In addition, the company had capital expenditures of $84.8 million for the six months ended June 30, 2023 (six months ended June 30, 2022: $57.1 million). Our capital expenditures related principally to technology initiatives related to investments in foundational technology projects as well as facilities costs related to our move to our new Atlanta headquarters.

Financing Activities

Financing cash outflows during the six months ended June 30, 2023, excluding the impact of the consolidation of CIP, included $177.6 million of common dividend payments for the dividends declared in January and April (six months ended June 30, 2022: common dividends paid of $163.4 million), $118.4 million of preferred dividend payments for dividends declared in January and April (six months ended June 30, 2022: $118.4 million) and the payment of $29.2 million to meet employees’ withholding tax obligations on common share vestings (six months ended June 30, 2022: $34.4 million). The six months ended June 30, 2023 also included purchases of common shares through the open market of $150.0 million ( six months ended June 30, 2022 purchases of common shares through the open market of $200.0 million). Financing cash outflows for the six months ended June 30, 2022 also included the $600.0 million redemption of senior notes due in November 2022 which was partially offset by a net borrowing on the credit facility of $184.6 million.

Dividends

When declared, Invesco pays dividends on a quarterly basis in arrears. Holders of our preferred shares are eligible to receive dividends at an annual rate of 5.9% of the liquidation preference of $1,000 per share, or $59 per share per annum. The preferred stock dividend is payable quarterly on a non-cumulative basis when, if and as declared by our board of directors. However, if we have not declared and paid or set aside for payment full quarterly dividends on the preferred stock for a particular dividend period, we may not declare or pay dividends on, redeem, purchase or acquire, our common stock or other junior securities in the next succeeding dividend period. In addition, if we have not declared and paid or set aside for payment quarterly dividends on the preferred stock for six quarterly periods, whether or not consecutive, the number of directors of the company will be increased by two and the holders of the preferred shares shall have the right to elect such two additional members of the Board of Directors.

On July 25, 2023, the company announced a second quarter 2023 cash dividend of $0.20 per share, payable on September 5, 2023, to shareholders of record at the close of business on August 11, 2023 with an ex-dividend date of August 10, 2023.

On July 25, 2023, the company announced a preferred dividend of $14.75 per share to the holders of preferred shares, representing the period from June 1, 2023 through August 31, 2023 The preferred dividend is payable on September 1, 2023 to shareholders of record at close of business on August 15, 2023.

The declaration, payment and amount of any future dividends will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The company has a policy of managing dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts.

Debt

The carrying value of our debt at June 30, 2023 was $1,488.6 million (December 31, 2022: $1,487.6 million). See Part I, Item 1, Financial Statements - Note 4, “Debt,” for additional disclosures.

For the six months ended June 30, 2023, the company’s weighted average cost of debt was 4.28% (six months ended June 30, 2022: 4.02%).

Financial covenants under the credit facility agreement include: (i) the quarterly maintenance of an Adjusted debt/Earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/

losses from investments, net, and unusual or otherwise non-recurring gains and losses (Covenant Adjusted EBITDA) leverage ratio, as defined in the credit facility agreement, of not greater than 3.25:1.00, (ii) an interest coverage ratio (Covenant Adjusted EBITDA/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of June 30, 2023, we were in compliance with our financial covenants. At June 30, 2023, our leverage ratio was 0.66:1.00 (December 31, 2022: 0.78:1.00), and our interest coverage ratio was 20.66:1.00 (December 31, 2022: 19.51:1.00).

The June 30, 2023 coverage ratio calculations are as follows:

$ in millions	Total	Q2 2023	Q1 2023	Q4 2022	Q3 2022
Net income attributable to Invesco Ltd.	642.4	132.2	145.0	187.8	177.4
Dividends on preferred shares	236.8	59.2	59.2	59.2	59.2
Tax expense	311.8	65.5	69.9	89.6	86.8
Amortization/depreciation	190.7	47.4	46.8	48.6	47.9
Interest expense	72.6	18.4	18.0	17.6	18.6
Common share-based compensation expense	118.9	32.0	37.8	23.1	26.0
Unrealized (gains)/losses from investments, net (1)	(33.2)	(8.6)	(17.1)	(32.1)	24.6
OppenheimerFunds acquisition-related matter recoveries (2)	(40.0)	—	—	(25.0)	(15.0)
Covenant Adjusted EBITDA (3)	1,500.0	346.1	359.6	368.8	425.5
Adjusted debt (3)	$991.3
Leverage ratio (Adjusted debt/Covenant Adjusted EBITDA - maximum 3.25:1.00)	0.66
Interest coverage (Covenant Adjusted EBITDA/Interest expense - minimum 4.00:1.00)	20.66
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
(3)    Covenant Adjusted EBITDA and Adjusted debt are non-GAAP financial measures that are used by management in connection with certain debt covenant calculations under our credit agreement. The calculation of Covenant Adjusted EBITDA above (a reconciliation from Net income attributable to Invesco Ltd.) is defined by our credit facility agreement, and therefore Net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to Covenant Adjusted EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals debt of $1,488.6 million plus $2.7 million in letters of credit less $500.0 million of excess unrestricted cash (cash and cash equivalents less the minimum regulatory capital requirement, not to exceed $500 million).

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

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of June 30, 2023, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,009.9 million, of which $565.4 million is invested in affiliated money market funds. No more than 10% of our cash and cash equivalent balances is held with any one third-party financial institution. See Part I, Item 1, Financial Statements - Note 2, "Fair Value of Assets and Liabilities," for information regarding cash and cash equivalents invested in affiliated money market funds.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as they become due. The company is exposed to liquidity risk through its $1,488.6 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.

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

Common Share Repurchase Plan

During the three months ended June 30, 2023, the company repurchased 9.6 million common shares for $150.0 million in the open market (three months ended June 30, 2022: none; six months ended June 30, 2022: 8.9 million common shares for $200.0 million). At June 30, 2023, approximately $382.2 million remains available under the share repurchase authorizations approved by the Board on July 22, 2016.

Off Balance Sheet Commitments

See Part I, Item 1, Financial Statements - Note 10, “Commitments and Contingencies - Legal Contingencies”, for more information regarding undrawn capital commitments.

Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies disclosed in our most recent Forms 10-K and 10-Q for the year ended December 31, 2022 and the three months ended March 31, 2023, respectively. Critical accounting policies are those that require management’s most difficult, subjective or complex judgments and would therefore be deemed the most critical to an understanding of our results of operations and financial condition.

Recent Accounting Standards

See Part I, Item 1, Financial Statements - Note 1, "Accounting Policies - Accounting Pronouncements Recently Adopted.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk and foreign exchange rate risk. There have not been any material changes to the company’s exposures to market risks during the period ended June 30, 2023 that would require an update to the disclosures provided in the most recent Form 10-K.

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

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. See Part I, Item 1, Financial Statements - Note 4, “Debt,” for details of the company’s debt arrangements. As of June 30, 2023, the interest rates on 100.0% of the company’s borrowings were fixed for a weighted average period of 6.46 years, and the company had a zero balance on its floating rate credit facility.

Foreign Exchange Rate Risk

The company has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco.

The company is also exposed to foreign translation risk on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation gains were $1.2 million during the six months ended June 30, 2023 (six months ended June 30, 2022: $2.1 million gains) and are included in general and administrative expenses and other gains/(losses), net on the Condensed Consolidated Statements of Income.

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

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated any change in our internal control over financial reporting that occurred during the six months ended June 30, 2023 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

See Part I, Item 1, Financial Statements - Note 10, “Commitments and Contingencies - Legal Contingencies,” for information regarding legal proceedings.

Item 1A.  Risk Factors

The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended June 30, 2023:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (millions)
April 1-30, 2023	41,502	$16.47	—	$532.2
May 1-31, 2023	44,827	$15.76	—	$532.2
June 1-30, 2023	9,604,409	$15.65	9,587,105	$382.2
Total	9,690,738		9,587,105
____________
(1)    An aggregate of 103,633 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.
(2)    At June 30, 2023, a balance of $382.2 million remains available under the share repurchase authorization approved by the Board on July 22, 2016.

Item 5. Other Information

None.

Item 6. Exhibits
Exhibit Index

3.1
Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2	Fourth Amended and Restated Bye-Laws of Invesco Ltd.
3.3
Certificate of Designation for the 5.900% fixed rate non-cumulative perpetual series A preference shares, par value $0.20 per share, of Invesco Ltd. incorporated by reference to Exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2019

10.1	Form of Restricted Stock Award Agreement for Executive Officers-Time Vesting-under the Invesco Ltd. 2016 Global Equity Incentive Plan (2023)
22
Subsidiary Guarantors and Issuers of Guaranteed Securities, incorporated by reference to Exhibit 22 to Invesco’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on April 30, 2021

31.1	Certification of Andrew R. Schlossberg pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Andrew R. Schlossberg pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
August 2, 2023	/s/ ANDREW R. SCHLOSSBERG
Andrew Schlossberg
President and Chief Executive Officer

August 2, 2023	/s/ L. ALLISON DUKES
L. Allison Dukes
Senior Managing Director and Chief Financial Officer