Form 10-Q
period 2023-09-30
Invesco Ltd.
filed 2023-10-31
CIK 914208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of September 30, 2023, the most recent practicable date, the number of Common Shares outstanding was 449,554,399.

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

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in millions, except per share data)	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$1,241.5	$1,234.7
Accounts receivable	645.4	801.8
Investments	932.6	996.6
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	313.6	199.4
Accounts receivable and other assets of CIP	257.9	203.7
Investments of CIP	8,612.9	8,531.4
Assets held for policyholders	408.4	668.7
Other assets	764.1	860.5
Property, equipment and software, net	586.2	561.1
Intangible assets, net	7,100.1	7,141.2
Goodwill	8,568.8	8,557.7
Total assets	$29,431.5	$29,756.8
LIABILITIES
Accrued compensation and benefits	$733.6	$860.8
Accounts payable and accrued expenses	1,291.6	1,314.8
Liabilities of CIP:
Debt of CIP	6,981.5	6,590.4
Other liabilities of CIP	322.3	329.6
Policyholder payables	408.4	668.7
Debt	1,489.1	1,487.6
Deferred tax liabilities, net	1,613.3	1,662.7
Total liabilities	12,839.8	12,914.6
Commitments and contingencies (See Note 10)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	754.1	998.7
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized, issued and outstanding as of September 30, 2023 and December 31, 2022)	4,010.5	4,010.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million shares issued as of September 30, 2023 and December 31, 2022)	113.2	113.2
Additional paid-in-capital	7,442.8	7,554.9
Treasury shares	(3,010.8)	(3,040.9)
Retained earnings	7,658.8	7,518.3
Accumulated other comprehensive income/(loss), net of tax	(960.6)	(942.4)
Total equity attributable to Invesco Ltd.	15,253.9	15,213.6
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	583.7	629.9
Total permanent equity	15,837.6	15,843.5
Total liabilities, temporary and permanent equity	$29,431.5	$29,756.8

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per common share data)	2023	2022	2023	2022
Operating revenues:
Investment management fees	$1,041.3	$1,057.3	$3,102.7	$3,351.3
Service and distribution fees	353.5	340.2	1,030.0	1,073.0
Performance fees	2.0	3.0	27.2	13.2
Other	45.2	45.2	143.1	168.0
Total operating revenues	1,442.0	1,445.7	4,303.0	4,605.5
Operating expenses:
Third-party distribution, service and advisory	448.2	451.3	1,365.8	1,438.9
Employee compensation	478.5	420.8	1,417.0	1,260.9
Marketing	23.7	27.6	77.7	83.1
Property, office and technology	135.4	133.2	406.9	400.2
General and administrative	117.2	48.7	314.5	270.6
Transaction, integration and restructuring	—	(0.6)	41.6	34.8
Amortization of intangibles	11.3	14.5	38.5	44.4
Total operating expenses	1,214.3	1,095.5	3,662.0	3,532.9
Operating income	227.7	350.2	641.0	1,072.6
Other income/(expense):
Equity in earnings of unconsolidated affiliates	16.9	20.2	62.2	78.3
Interest and dividend income	10.8	3.3	26.5	6.6
Interest expense	(17.3)	(18.6)	(53.7)	(67.6)
Other gains/(losses), net	(23.3)	(34.6)	25.0	(170.1)
Other income/(expense) of CIP, net	15.2	(65.4)	(5.4)	(62.5)
Income before income taxes	230.0	255.1	695.6	857.3
Income tax provision	(61.3)	(86.8)	(196.7)	(232.6)
Net income	168.7	168.3	498.9	624.7
Net (income)/loss attributable to noncontrolling interests in consolidated entities	21.9	68.3	87.3	49.0
Dividends declared on preferred shares	(59.2)	(59.2)	(177.6)	(177.6)
Net income attributable to Invesco Ltd.	$131.4	$177.4	$408.6	$496.1

Earnings per common share:
-basic	$0.29	$0.39	$0.90	$1.08
-diluted	$0.29	$0.39	$0.89	$1.08

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Net income	$168.7	$168.3	$498.9	$624.7

Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(143.0)	(330.1)	(24.1)	(690.2)
Other comprehensive income/(loss), net of tax	0.7	0.2	5.9	0.7
Other comprehensive income/(loss)	(142.3)	(329.9)	(18.2)	(689.5)

Total comprehensive income/(loss)	26.4	(161.6)	480.7	(64.8)

Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	21.9	68.3	87.3	49.0
Dividends declared on preferred shares	(59.2)	(59.2)	(177.6)	(177.6)
Comprehensive income/(loss) attributable to Invesco Ltd.	$(10.9)	$(152.5)	$390.4	$(193.4)

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(in millions)	2023	2022
Operating activities:
Net income	$498.9	$624.7
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	136.4	146.7
Common share-based compensation expense	93.7	83.1
Other (gains)/losses, net	(23.0)	170.1
Other (gains)/losses of CIP, net	167.8	173.2
Equity in earnings of unconsolidated affiliates	(62.2)	(78.3)
Distributions from equity method investees	67.8	64.3
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	(377.7)	(397.2)
(Purchase)/sale of investments, net	17.2	(20.5)
(Increase)/decrease in receivables	503.5	721.9
Increase/(decrease) in payables	(435.9)	(1,248.3)
Net cash provided by/(used in) operating activities	586.5	239.7
Investing activities:
Purchase of property, equipment and software	(124.0)	(119.8)
Purchase of investments by CIP	(1,982.1)	(2,335.7)
Sale of investments by CIP	2,149.7	2,274.5
Purchase of investments	(85.1)	(173.5)
Sale of investments	50.8	73.4
Capital distribution from equity method investees	18.5	38.7
Net cash inflows/(outflows) upon consolidation/deconsolidation of CIP	(10.5)	4.4
Net cash provided by/(used in) investing activities	17.3	(238.0)
Financing activities:
Purchases of treasury shares	(183.1)	(240.1)
Dividends paid - preferred	(177.6)	(177.6)
Dividends paid - common	(267.7)	(249.1)
Third-party capital invested into CIP	120.5	608.8
Third-party capital distributed by CIP	(196.2)	(191.2)
Borrowings of debt of CIP	545.1	54.3
Repayments of debt of CIP	(316.1)	(3.9)
Repayments of senior notes	—	(600.0)
Net cash provided by/(used in) financing activities	(475.1)	(798.8)
Increase/(decrease) in cash and cash equivalents	128.7	(797.1)
Foreign exchange movement on cash and cash equivalents	(7.3)	(114.0)
Foreign exchange movement on cash and cash equivalents of CIP	(0.4)	(10.0)
Cash and cash equivalents, beginning of period	1,434.1	2,147.1
Cash and cash equivalents, end of period	$1,555.1	$1,226.0
Cash and cash equivalents	$1,241.5	$1,023.6
Cash and cash equivalents of CIP	313.6	202.4
Total cash and cash equivalents per condensed consolidated statement of cash flows	$1,555.1	$1,226.0

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three months ended September 30, 2023
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
July 1, 2023	4,010.5	113.2	$7,433.0	$(3,027.4)	$7,617.9	$(818.3)	$15,328.9	$537.8	$15,866.7	$841.9
Net income	—	—	—	—	190.6	—	190.6	3.6	194.2	(25.5)
Other comprehensive income/(loss)	—	—	—	—	—	(142.3)	(142.3)	—	(142.3)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	(0.4)	—	(0.4)	42.3	41.9	(62.3)
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.20 per share)	—	—	—	—	(90.1)	—	(90.1)	—	(90.1)	—
Employee common share plans:
Common share-based compensation	—	—	23.9	—	—	—	23.9	—	23.9	—
Vested common shares	—	—	(8.3)	8.3	—	—	—	—	—	—
Other common share awards	—	—	(5.8)	12.2	—	—	6.4	—	6.4	—
Purchase of common shares	—	—	—	(3.9)	—	—	(3.9)	—	(3.9)	—
September 30, 2023	4,010.5	113.2	$7,442.8	$(3,010.8)	$7,658.8	$(960.6)	$15,253.9	$583.7	$15,837.6	$754.1

Three months ended September 30, 2022
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
July 1, 2022	4,010.5	113.2	$7,563.2	$(3,095.3)	$7,323.2	$(801.1)	$15,113.7	$681.1	$15,794.8	$892.8
Net income	—	—	—	—	236.6	—	236.6	(59.6)	177.0	(8.7)
Other comprehensive income/(loss)	—	—	—	—	—	(329.9)	(329.9)	—	(329.9)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(12.1)	(12.1)	106.3
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.1875 per share)	—	—	—	—	(84.4)	—	(84.4)	—	(84.4)	—
Employee common share plans:
Common share-based compensation	—	—	26.0	—	—	—	26.0	—	26.0	—
Vested common shares	—	—	(36.6)	36.6	—	—	—	—	—	—
Other common share awards	—	—	(5.6)	12.2	—	—	6.6	—	6.6	—
Purchase of common shares	—	—	—	(5.7)	—	—	(5.7)	—	(5.7)	—
September 30, 2022	4,010.5	113.2	$7,547.0	$(3,052.2)	$7,416.2	$(1,131.0)	$14,903.7	$609.4	$15,513.1	$990.4
See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Nine months ended September 30, 2023
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2023	4,010.5	113.2	$7,554.9	$(3,040.9)	$7,518.3	$(942.4)	$15,213.6	$629.9	$15,843.5	$998.7
Net income	—	—	—	—	586.2	—	586.2	(35.1)	551.1	(52.2)
Other comprehensive income/(loss)	—	—	—	—	—	(18.2)	(18.2)	—	(18.2)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	(0.4)	—	(0.4)	(11.1)	(11.5)	(192.4)
Dividends declared - preferred ( $44.25 per share)	—	—	—	—	(177.6)	—	(177.6)	—	(177.6)	—
Dividends declared - common ($0.5875 per share)	—	—	—	—	(267.7)	—	(267.7)	—	(267.7)	—
Employee common share plans:
Common share-based compensation	—	—	93.7	—	—	—	93.7	—	93.7	—
Vested common shares	—	—	(196.6)	196.6	—	—	—	—	—	—
Other common share awards	—	—	(9.2)	16.6	—	—	7.4	—	7.4	—
Purchase of common shares	—	—	—	(183.1)	—	—	(183.1)	—	(183.1)	—
September 30, 2023	4,010.5	113.2	$7,442.8	$(3,010.8)	$7,658.8	$(960.6)	$15,253.9	$583.7	$15,837.6	$754.1

Nine months ended September 30, 2022
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities Temporary Equity
January 1, 2022	4,010.5	113.2	$7,688.0	$(3,043.6)	$7,169.2	$(441.5)	$15,495.8	$672.2	$16,168.0	$510.8
Net income	—	—	—	—	673.7	—	673.7	(6.9)	666.8	(42.1)
Other comprehensive income/(loss)	—	—	—	—	—	(689.5)	(689.5)	—	(689.5)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(55.9)	(55.9)	521.7
Dividends declared - preferred ($44.25 per share)	—	—	—	—	(177.6)	—	(177.6)	—	(177.6)	—
Dividends declared - common ($0.5450 per share)	—	—	—	—	(249.1)	—	(249.1)	—	(249.1)	—
Employee common share plans:
Common share-based compensation	—	—	83.1	—	—	—	83.1	—	83.1	—
Vested common shares	—	—	(219.3)	219.3	—	—	—	—	—	—
Other common share awards	—	—	(4.8)	12.2	—	—	7.4	—	7.4	—
Purchase of common shares	—	—	—	(240.1)	—	—	(240.1)	—	(240.1)	—
September 30, 2022	4,010.5	113.2	$7,547.0	$(3,052.2)	$7,416.2	$(1,131.0)	$14,903.7	$609.4	$15,513.1	$990.4
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

Accounting Pronouncements Recently Adopted

None.

Pending Accounting Pronouncements

None.

2. FAIR VALUE OF ASSETS AND LIABILITIES

The fair value of financial instruments is presented in the below summary table. The fair value of financial instruments held by CIP are presented in Note 11, "Consolidated Investment Products". See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

	September 30, 2023	December 31, 2022
(in millions)	Fair Value	Fair Value
Cash and cash equivalents	$1,241.5	$1,234.7
Equity investments	271.0	325.0
Foreign time deposits (1)	—	25.7
Assets held for policyholders	408.4	668.7
Policyholder payables (1)	(408.4)	(668.7)
Total return swaps related to deferred compensation plans	(10.1)	(1.6)
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

The following table presents, by hierarchy levels, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company’s Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively:

	As of September 30, 2023
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$711.3	$711.3	$—	$—
Investments: (2)
Equity investments:
Seed capital	90.0	90.0	—	—
Investments related to deferred compensation plans	179.6	179.6	—	—
Other equity securities	1.4	1.4	—	—
Assets held for policyholders (3)	408.4	408.4	—	—
Total	$1,390.7	$1,390.7	$—	$—
Liabilities:
Total return swaps related to deferred compensation plans	(10.1)	—	(10.1)	—
Contingent consideration liability	$(1.3)	$—	$—	$(1.3)
Total	$(11.4)	$—	$(10.1)	$(1.3)

	As of December 31, 2022
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$760.8	$760.8	$—	$—
Investments (2):
Equity investments:
Seed capital	177.9	177.9	—	—
Investments related to deferred compensation plans	146.1	146.1	—	—
Other equity securities	1.0	1.0	—	—
Assets held for policyholders (3)	668.7	668.7	—	—
Total	$1,754.5	$1,754.5	$—	$—
Liabilities:
Total return swaps related to deferred compensation plans	$(1.6)	$—	$(1.6)	$—
Contingent consideration liability	(1.3)	—	—	(1.3)
Total	$(2.9)	$—	$(1.6)	$(1.3)
____________
(1)    The balance primarily represents cash held in affiliated money market funds.
(2)    Equity method and other investments of $637.0 million and $24.6 million, respectively, are excluded from this table (December 31, 2022: $621.2 million and $24.7 million, respectively). These investments are not measured at fair value, in accordance with applicable accounting standards.
(3)    The majority of assets held for policyholders are held in affiliated funds.

Total Return Swaps (TRS)

In addition to holding equity investments, the company has TRS to hedge economically certain deferred compensation liabilities. The notional value of the TRS at September 30, 2023 was $366.2 million, and the fair value of the TRS was a liability of $10.1 million (December 31, 2022 notional value was $326.6 million and the fair value was a liability of $1.6 million). The company’s net collateral paid balance related to the TRS was $11.9 million at September 30, 2023 (December 31, 2022: $0.0 million). During the three months ended September 30, 2023, market valuation losses related to the TRS of $16.6 million were recognized in Other gains/(losses), net (three months ended September 30, 2022: $19.8 million net loss). During the nine months ended September 30, 2023, market valuation gains related to the TRS of $3.8 million were recognized in Other gains/(losses), net (nine months ended September 30, 2022: $91.9 million net loss).

3.  INVESTMENTS

The disclosures below include details of the company’s investments. Investments held by CIP are detailed in Note 11, "Consolidated Investment Products".

(in millions)	September 30, 2023	December 31, 2022
Equity investments:
Seed capital	$90.0	$177.9
Investments related to deferred compensation plans	179.6	146.1
Other equity securities	1.4	1.0
Equity method investments	637.0	621.2
Foreign time deposits	—	25.7
Other	24.6	24.7
Total investments (1)	$932.6	$996.6
____________
(1)    The majority of the company’s investment balances relate to balances held in affiliated funds and equity method investees.

Equity investments

The unrealized gains and losses for the three and nine months ended September 30, 2023 that relate to equity investments still held at September 30, 2023, were a $10.8 million net loss and $13.2 million net gain (three and nine months ended September 30, 2022: $14.4 million net loss and $84.1 million net loss).

4.  DEBT

The disclosures below include details of the company’s debt. Debt of CIP is detailed in Note 11, "Consolidated Investment Products".

	September 30, 2023		December 31, 2022
(in millions)	Carrying Value (2)	Fair Value	Carrying Value (2)	Fair Value
$2.0 billion floating rate credit facility expiring April 26, 2028	$—	$—	$—	$—
Unsecured Senior Notes: (1)
$600 million 4.000% - due January 30, 2024	599.6	596.0	598.8	591.5
$500 million 3.750% - due January 15, 2026	498.4	479.2	497.9	486.4
$400 million 5.375% - due November 30, 2043	391.1	358.9	390.9	397.3
Debt	$1,489.1	$1,434.1	$1,487.6	$1,475.2
____________
(1)    The company’s senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
(2)    The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.

5.  SHARE CAPITAL

The number of preferred shares issued and outstanding is represented in the table below:

	As of
(in millions)	September 30, 2023	December 31, 2022
Preferred shares issued (1)	4.0	4.0
Preferred shares outstanding (1)	4.0	4.0
__________
(1)    Preferred shares are held by Massachusetts Mutual Life Insurance Company (MassMutual) and are subject to a lock-up period of five years, which prohibits the sale of the preferred shares by MassMutual until May 24, 2024.

The number of common shares and common share equivalents issued are represented in the table below:

	As of
(in millions)	September 30, 2023	December 31, 2022
Common shares issued	566.1	566.1
Less: Treasury shares for which dividend and voting rights do not apply	(116.5)	(111.3)
Common shares outstanding	449.6	454.8

6.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	Three months ended September 30, 2023			Three months ended September 30, 2022
(in millions)	Foreign currency translation	Employee benefit plans	Total	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	$(143.0)	$—	$(143.0)	$(330.1)	$—	$(330.1)
Other comprehensive income/(loss), net	—	0.7	0.7	—	0.2	0.2
Other comprehensive income/(loss), net of tax	(143.0)	0.7	(142.3)	(330.1)	0.2	(329.9)
Beginning balance	(696.1)	(122.2)	(818.3)	(712.0)	(89.1)	(801.1)
Other comprehensive income/(loss), net of tax	(143.0)	0.7	(142.3)	(330.1)	0.2	(329.9)
Ending balance	$(839.1)	$(121.5)	$(960.6)	$(1,042.1)	$(88.9)	$(1,131.0)

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
(in millions)	Foreign currency translation	Employee benefit plans	Total	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	$(24.1)	$—	$(24.1)	$(690.2)	$—	$(690.2)
Other comprehensive income/(loss), net	—	5.9	5.9	—	0.7	0.7
Other comprehensive income/(loss), net of tax	(24.1)	5.9	(18.2)	(690.2)	0.7	(689.5)
Beginning balance	(815.0)	(127.4)	(942.4)	(351.9)	(89.6)	(441.5)
Other comprehensive income/(loss), net of tax	(24.1)	5.9	(18.2)	(690.2)	0.7	(689.5)
Ending balance	$(839.1)	$(121.5)	$(960.6)	$(1,042.1)	$(88.9)	$(1,131.0)

7. REVENUE

The geographic disaggregation of revenue for the three and nine months ended September 30, 2023 and 2022 are presented below. There are no revenues attributed to the company’s country of domicile, Bermuda.

	Three months ended September 30,
(in millions)	2023	2022
Americas	$1,107.3	$1,125.1
Asia-Pacific (APAC)	64.6	63.2
Europe, Middle East and Africa (EMEA)	270.1	257.4
Total operating revenues	$1,442.0	$1,445.7

	Nine months ended September 30,
(in millions)	2023	2022
Americas	$3,298.8	$3,553.2
Asia-Pacific (APAC)	$198.2	$218.7
Europe, Middle East and Africa (EMEA)	$806.0	$833.6
Total operating revenues	$4,303.0	$4,605.5

8.  COMMON SHARE-BASED COMPENSATION

The company recognized total compensation expense of $93.7 million and $83.1 million related to equity-settled common share-based payment transactions in the nine months ended September 30, 2023 and 2022, respectively.

Movements on employee common share awards during the periods ended September 30 are detailed below:

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
(in millions of common shares, except fair values)	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value	Time- Vested	Performance- Vested
Unvested at the beginning of period	10.3	2.1	$19.03	13.5	1.9
Granted during the period	5.2	0.7	17.64	3.6	1.0
Forfeited during the period	(0.2)	(0.2)	16.49	(0.3)	(0.1)
Vested and distributed during the period	(5.0)	(0.5)	18.02	(6.2)	(0.4)
Unvested at the end of the period	10.3	2.1	$18.90	10.6	2.4

The total fair value of common shares that vested during the nine months ended September 30, 2023 was $96.3 million (nine months ended September 30, 2022: $131.7 million). The weighted average grant date fair value of the U.S. dollar share awards that were granted during the nine months ended September 30, 2023 was $17.64 (nine months ended September 30, 2022: $21.23).

At September 30, 2023, there was $143.4 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.55 years.

9.  EARNINGS PER COMMON SHARE

The calculation of earnings per common share (EPS) is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Net income attributable to Invesco Ltd.	$131.4	$177.4	$408.6	$496.1

Invesco Ltd:
Weighted average common shares outstanding - basic	451.7	457.0	455.9	457.7
Dilutive effect of non-participating common share-based awards	1.4	2.5	1.3	2.3
Weighted average common shares outstanding - diluted	453.1	459.5	457.2	460.0

Earnings per common share:
-basic	$0.29	$0.39	$0.90	$1.08
-diluted	$0.29	$0.39	$0.89	$1.08

See Note 8, "Common Share-Based Compensation," for a summary of common share awards outstanding under the company’s common share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted EPS.

10.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has committed to co-invest in certain investment products, which may be called in future periods. At September 30, 2023, the company’s undrawn co-invest capital commitments were $659.0 million (December 31, 2022: $336.1 million). The increase in capital commitments is driven by our continued support for private markets’ capabilities.

Certain of our managed investment products have entered into revolving credit facilities with financial institutions. Pursuant to these arrangements, the company provided equity commitments and guarantees to certain of these investment products that are temporary in nature. The revolving credit facilities look first to the respective investment products for repayment and servicing. The company’s equity commitment or guarantee would only be called in the event a particular investment product is unable to meet its obligation. The company believes the likelihood of being required to fund its equity commitments or guarantees under these arrangements to be remote. To date, the company has not been required to fund any equity commitments or guarantees under these arrangements. The maximum amount of future payments under the commitments is $274 million and under the guarantees is $30.0 million. The fair value of the guarantee liability is not significant to the consolidated financial statements.

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

In assessing the impact that a legal or regulatory matter will have on the company, management evaluates the need for an accrual on a case-by-case basis. If the likelihood of a loss is deemed probable and is reasonably estimable, the estimated loss is accrued. If the likelihood of a loss is assessed as less than probable, or an amount or range of loss cannot be reasonably estimated, a loss is not accrued. In management’s opinion, adequate accrual has been made as of September 30, 2023 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount and are deemed probable. Management is of the opinion that the ultimate resolution of claims will not materially affect the company’s business, revenue, net income or liquidity.

11.  CONSOLIDATED INVESTMENT PRODUCTS

The balances related to CIP are identified on the Consolidated Balance Sheets. At September 30, 2023, the company’s net investment in and net receivables from CIP were $543.6 million (December 31, 2022: $386.6 million). The consolidation of CIP had no impact on net income attributable to the company during the three months and nine months ended September 30, 2023.

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	$6,679.2	$—	$6,127.7	$551.5	$—
Bonds	683.2	10.7	672.5	—	—
Equity securities	203.9	87.5	17.4	99.0	—
Equity and fixed income mutual funds	166.0	27.4	138.6	—	—
Investments in other private equity funds	401.2	—	—	—	401.2
Real estate investments	479.4	—	—	—	479.4
Total assets at fair value	$8,612.9	$125.6	$6,956.2	$650.5	$880.6

	As of December 31, 2022
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	$6,315.1	$—	$6,069.8	$245.3	$—
Bonds	697.5	8.8	688.2	0.5	—
Equity securities	274.9	129.9	29.8	115.2	—
Equity and fixed income mutual funds	230.7	38.8	191.9	—	—
Investments in other private equity funds	461.2	—	—	7.6	453.6
Real estate investments	552.0	—	—	—	552.0
Total assets at fair value	$8,531.4	$177.5	$6,979.7	$368.6	$1,005.6

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	Three months ended September 30,
	2023	2022
(in millions)	Level 3 Assets	Level 3 Assets
Beginning Balance as of July 1	$490.8	$328.3
Purchases	220.4	2.1
Sales	(11.7)	(2.7)
Deconsolidation of CIP	—	—
Gains and losses included in the Consolidated Statements of Income	(9.3)	6.0
Transfers from Level 3 into Levels 1 or 2	(78.9)	(130.3)
Transfers into Level 3 from Levels 1 or 2	36.0	126.0
Foreign exchange	3.2	(0.6)
Ending Balance as of September 30	$650.5	$328.8

	Nine months ended September 30,
	2023	2022
(in millions)	Level 3 Assets	Level 3 Assets
Beginning Balance as of January 1	$368.6	$239.5
Purchases	430.9	2.2
Sales	(53.8)	(11.3)
Deconsolidation of CIP	(0.6)	—
Gains and losses included in the Consolidated Statements of Income	(10.6)	3.8
Transfers from Level 3 into Levels 1 or 2	(321.4)	(223.8)
Transfers into Level 3 from Levels 1 or 2	231.9	319.4
Foreign exchange	5.5	(1.0)
Ending Balance as of September 30	$650.5	$328.8

Non-consolidated Variable interest entities (VIEs)

At September 30, 2023, the company's risk of loss with respect to VIEs in which the company is not the primary beneficiary included our investment carrying value of $141.0 million (December 31, 2022: $111.5 million) and unfunded capital commitments of $142.4 million (December 31, 2022: $99.0 million).

See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

12. RELATED PARTIES

MassMutual owns approximately 18.1% in common stock of the company and owns all of the outstanding $4.0 billion in perpetual, non-cumulative preferred shares as of September 30, 2023. Based on the level of shares owned by MassMutual and the corresponding customary minority shareholder rights, which includes representation on Invesco’s Board of Directors, the company considers MassMutual a related party.

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

13.  SUBSEQUENT EVENTS

On October 24, 2023, the company declared a third quarter 2023 dividend of $0.20 per common share, payable on December 4, 2023, to common shareholders of record at the close of business on November 10, 2023 with an ex-dividend date of November 9, 2023.

On October 24, 2023, the company declared a preferred dividend of $14.75 per preferred share to the holders of preferred shares representing the period from September 1, 2023 through November 30, 2023. The preferred dividend is payable on December 1, 2023 to preferred shareholders of record at the close of business on November 15, 2023.

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

The company is an independent investment management firm dedicated to delivering an investment experience that helps people get more out of life. Our comprehensive range of active, passive and alternative investment capabilities has been constructed over many years to help clients achieve their investment objectives. We draw on this comprehensive range of capabilities to provide solutions designed to deliver key outcomes aligned to client needs. One of Invesco's core strengths, and a key differentiator for the company within the industry, is our diversification across asset classes, distribution channels and geographies. This broad diversification helps to mitigate the impact on Invesco of different market cycles and enables the company to take advantage of growth opportunities in various markets and channels.

Volatility and uncertainty continued to define global financial markets during the third quarter of 2023. With interest rates rising and investors awaiting more clarity from central bankers, cash has been moved to the sidelines where investors can earn acceptable returns while they await more certainty. We are strongly positioned to capture flows with scale, performance and competitive strength in capabilities that will drive the asset management industry forward including Exchange-traded funds (ETFs), Fixed Income, Private Markets and APAC.

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and nine months ended September 30, 2023 and 2022:

	Index expressed in currency	Three months ended September 30,		Nine months ended September 30,
Equity Index		2023	2022	2023	2022
S&P 500	U.S. Dollar	(3.7)%	(5.3)%	11.7%	(24.8)%
FTSE 100	British Pound	1.0%	(3.8)%	2.1%	(6.7)%
FTSE 100	U.S. Dollar	(3.0)%	(12.1)%	3.0%	(23.2)%
S&P/TSX 60 Index	Canadian Dollar	(3.5)%	(2.6)%	0.3%	(13.2)%
S&P/TSX 60 Index	U.S. Dollar	(5.7)%	(9.0)%	0.2%	(20.4)%
MSCI Emerging Markets	U.S. Dollar	(3.7)%	(12.5)%	(0.4)%	(28.9)%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	(3.2)%	(4.8)%	(1.2)%	(14.6)%

We had $2.6 billion of net long-term inflows for the quarter with net long-term inflows of $11.8 billion from ETFs.

We remain highly focused on expense management and capital priorities, investing in our key capabilities, and efficiently allocating our resources. We are undertaking a multi-quarter reorganization plan to simplify and streamline the organization to achieve greater scale, consistent investment quality, and improved profitability. In connection with these efforts, we incurred $39.3 million of costs due to organizational changes during the third quarter.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow the AUM discussion:

•Results of Operations (three and nine months ended September 30, 2023 compared to three and nine months ended September 30, 2022);
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

Summary operating information is presented in the table below:

(in millions, other than per common share amounts, operating margins and AUM)	Three months ended September 30,		Nine months ended September 30,
U.S. GAAP Financial Measures Summary	2023	2022	2023	2022
Operating revenues	$1,442.0	$1,445.7	$4,303.0	$4,605.5
Operating income	$227.7	$350.2	$641.0	$1,072.6
Operating margin	15.8%	24.2%	14.9%	23.3%
Net income attributable to Invesco Ltd.	$131.4	$177.4	$408.6	$496.1
Diluted EPS	$0.29	$0.39	$0.89	$1.08

Non-GAAP Financial Measures Summary(1)
Net revenues	$1,098.2	$1,110.6	$3,264.8	$3,536.9
Adjusted operating income	$309.2	$369.4	$938.1	$1,275.9
Adjusted operating margin	28.2%	33.3%	28.7%	36.1%
Adjusted net income attributable to Invesco Ltd.	$159.2	$155.8	$477.0	$595.4
Adjusted diluted EPS	$0.35	$0.34	$1.04	$1.29

Assets Under Management
Ending AUM (billions)	$1,487.3	$1,323.3	$1,487.3	$1,323.3
Average AUM (billions)	$1,528.7	$1,416.2	$1,495.5	$1,472.8
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

	Benchmark Comparison				Peer Group Comparison
	% of AUM In Top Half of Benchmark				% of AUM in Top Half of Peer Group
	1yr	3yr	5yr	10yr	1yr	3yr	5yr	10yr
Equities (2)
U.S. Core (4%)	31%	42%	21%	16%	21%	—%	16%	12%
U.S. Growth (6%)	37%	12%	25%	42%	37%	—%	12%	12%
U.S. Value (6%)	70%	62%	100%	62%	62%	62%	49%	49%
Sector (1%)	45%	8%	2%	24%	45%	43%	22%	54%
U.K. (1%)	95%	59%	40%	47%	63%	100%	46%	41%
Canadian (<1%)	88%	100%	88%	45%	100%	100%	67%	—%
Asian (4%)	45%	58%	76%	91%	63%	36%	36%	81%
Continental European (1%)	73%	74%	25%	74%	78%	81%	40%	70%
Global (5%)	87%	33%	36%	78%	85%	79%	9%	15%
Global Ex U.S. and Emerging Markets (7%)	77%	18%	35%	99%	87%	13%	16%	11%
Fixed Income (2)
Money Market (29%)	97%	91%	97%	100%	86%	87%	87%	99%
U.S. Fixed Income (10%)	74%	76%	84%	97%	62%	57%	63%	93%
Global Fixed Income (6%)	75%	80%	93%	93%	69%	68%	69%	93%
Stable Value (6%)	—%	100%	100%	100%	97%	97%	97%	100%
Other (2)
Alternatives (5%)	76%	76%	70%	75%	41%	61%	55%	56%
Balanced (7%)	47%	62%	66%	60%	51%	77%	90%	94%
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
Data as of September 30, 2023. AUM measured versus benchmark on a one, three, five and ten year basis represents 57%, 57%, 54% and 49% of total Invesco AUM, and AUM measured versus peer group in the one, three, five and ten year quartile rankings represents 44%, 44%, 44% and 40% of total Invesco AUM, respectively. Peer group rankings are sourced from a widely-used third-party ranking agency in each fund’s market (e.g., Morningstar, IA, Lipper, eVestment, Mercer, Galaxy, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.
(2)    Numbers in parenthesis reflect AUM for each investment product (see Note above for exclusions) as a percentage of the total AUM for the five-year peer group ($650.3 billion).

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

Changes in AUM by Investment approach were as follows:

	Three months ended September 30,
	2023			2022
(in billions)	Total AUM	Active	Passive	Total AUM	Active	Passive
Beginning Assets (June 30)	$1,538.2	$1,016.6	$521.6	$1,390.4	$957.9	$432.5
Long-term inflows	67.4	36.0	31.4	68.7	44.5	24.2
Long-term outflows	(64.8)	(46.9)	(17.9)	(76.4)	(51.8)	(24.6)
Net long-term flows	2.6	(10.9)	13.5	(7.7)	(7.3)	(0.4)
Net flows in non-management fee earning AUM	3.6	—	3.6	1.9	—	1.9
Net flows in money market funds	(16.1)	(16.1)	—	10.0	10.0	—
Total net flows	(9.9)	(27.0)	17.1	4.2	2.7	1.5
Reinvested distributions	1.1	1.1	—	0.9	0.9	—
Market gains and losses	(34.2)	(17.7)	(16.5)	(55.1)	(32.0)	(23.1)
Dispositions	(1.4)	(1.4)	—	—	—	—
Foreign currency translation	(6.5)	(5.5)	(1.0)	(17.1)	(15.4)	(1.7)
Ending Assets (September 30)	$1,487.3	$966.1	$521.2	$1,323.3	$914.1	$409.2
Average AUM
Average long-term AUM	$1,101.0	$780.3	$320.7	$1,071.9	$793.0	$278.9
Average AUM	$1,528.7	$994.5	$534.2	$1,416.2	$961.6	$454.6
Average QQQ AUM	$203.4	N/A	$203.4	$165.9	N/A	$165.9

	Nine months ended September 30,
	2023			2022
(in billions)	Total AUM	Active	Passive	Total AUM	Active	Passive
Beginning Assets (December 31)	$1,409.2	$976.2	$433.0	$1,610.9	$1,082.5	$528.4
Long-term inflows	218.1	123.0	95.1	256.4	155.0	101.4
Long-term outflows	(214.6)	(144.8)	(69.8)	(253.7)	(172.8)	(80.9)
Net long-term flows	3.5	(21.8)	25.3	2.7	(17.8)	20.5
Net flows in non-management fee earning AUM	3.1	—	3.1	(1.1)	—	(1.1)
Net flows in money market funds	7.0	7.0	—	26.3	26.3	—
Total net flows	13.6	(14.8)	28.4	27.9	8.5	19.4
Reinvested distributions	3.1	3.1	—	3.5	3.5	—
Market gains and losses	74.2	13.1	61.1	(278.3)	(143.6)	(134.7)
Dispositions	(1.4)	(1.4)	—	—	—	—
Foreign currency translation	(11.4)	(10.1)	(1.3)	(40.7)	(36.8)	(3.9)
Ending Assets (September 30)	$1,487.3	$966.1	$521.2	$1,323.3	$914.1	$409.2
Average AUM
Average long-term AUM	$1,090.0	$785.6	$304.4	$1,125.6	$839.4	$286.2
Average AUM	$1,495.5	$1,000.9	$494.7	$1,472.8	$1,000.3	$472.5
Average QQQ AUM	$180.1	N/A	$180.1	$174.6	N/A	$174.6

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue yield (bps) (1)
U.S. GAAP Gross revenue yield	40.0	43.7	40.8	44.6
Net revenue yield ex performance fees ex QQQ (2)	32.9	35.3	32.7	36.0
Active net revenue yield ex performance fees	38.5	40.6	37.9	41.3
Passive net revenue yield ex QQQ (2)	16.3	17.8	16.3	18.2
________
(1)    U.S. GAAP Gross revenue yield is not considered a meaningful effective fee rate measure. Gross revenue yield on AUM is equal to U.S. GAAP annualized total Operating revenues divided by average AUM, excluding Invesco Great Wall Fund Management Company Limited (Invesco Great Wall or IGW) AUM. The average AUM for IGW in the three and nine months ended September 30, 2023 was $86.1 billion and $88.9 billion (three and nine months ended September 30, 2022: $93.1 billion and $95.4 billion). It is appropriate to exclude the average AUM of IGW as the revenues resulting from these AUM are not presented in our operating revenues. This ratio is not a good measure because the numerator of the U.S. GAAP Gross revenue yield excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Net revenue yield metrics include the Net revenues and Average AUM of IGW and CIP. See “Schedule of Non-GAAP Information” for a reconciliation of Operating revenues to Net revenues.
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

Market Returns

Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. The table in the “Executive Overview” section of this Management’s Discussion and Analysis summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and nine months ended September 30, 2023 and 2022.

Foreign Exchange Rates

During the three and nine months ended September 30, 2023, we experienced a decrease in AUM of $6.5 billion and $11.4 billion, respectively, due to changes in foreign exchange rates. In the three and nine months ended September 30, 2022, AUM decreased by $17.1 billion and $40.7 billion, respectively, due to foreign exchange rate changes.

Total AUM by Channel (1)

	Three months ended September 30,
	2023			2022
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (June 30)	$1,538.2	$968.5	$569.7	$1,390.4	$898.8	$491.6
Long-term inflows	67.4	49.9	17.5	68.7	47.3	21.4
Long-term outflows	(64.8)	(45.6)	(19.2)	(76.4)	(58.9)	(17.5)
Net long-term flows	2.6	4.3	(1.7)	(7.7)	(11.6)	3.9
Net flows in non-management fee earning AUM	3.6	3.3	0.3	1.9	1.8	0.1
Net flows in money market funds	(16.1)	—	(16.1)	10.0	(1.0)	11.0
Total net flows	(9.9)	7.6	(17.5)	4.2	(10.8)	15.0
Reinvested distributions	1.1	1.0	0.1	0.9	0.8	0.1
Market gains and losses	(34.2)	(32.2)	(2.0)	(55.1)	(47.4)	(7.7)
Dispositions	(1.4)	—	(1.4)	—	—	—
Foreign currency translation	(6.5)	(2.5)	(4.0)	(17.1)	(7.4)	(9.7)
Ending Assets (September 30)	$1,487.3	$942.4	$544.9	$1,323.3	$834.0	$489.3

	Nine months ended September 30,
	2023			2022
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (December 31)	$1,409.2	$872.3	$536.9	$1,610.9	$1,106.5	$504.4
Long-term inflows	218.1	159.1	59.0	256.4	190.8	65.6
Long-term outflows	(214.6)	(158.3)	(56.3)	(253.7)	(200.3)	(53.4)
Net long-term flows	3.5	0.8	2.7	2.7	(9.5)	12.2
Net flows in non-management fee earning AUM	3.1	1.7	1.4	(1.1)	2.4	(3.5)
Net flows in money market funds	7.0	1.1	5.9	26.3	1.5	24.8
Total net flows	13.6	3.6	10.0	27.9	(5.6)	33.5
Reinvested distributions	3.1	2.8	0.3	3.5	3.2	0.3
Market gains and losses	74.2	67.1	7.1	(278.3)	(254.3)	(24.0)
Dispositions	(1.4)	—	(1.4)	—	—	—
Foreign currency translation	(11.4)	(3.4)	(8.0)	(40.7)	(15.8)	(24.9)
Ending Assets (September 30)	$1,487.3	$942.4	$544.9	$1,323.3	$834.0	$489.3
________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile (2)

	Three months ended September 30,
	2023				2022
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (June 30)	$1,538.2	$1,112.8	$221.9	$203.5	$1,390.4	$973.5	$224.4	$192.5
Long-term inflows	67.4	32.7	18.3	16.4	68.7	34.8	20.1	13.8
Long-term outflows	(64.8)	(33.9)	(15.5)	(15.4)	(76.4)	(44.7)	(15.0)	(16.7)
Net long-term flows	2.6	(1.2)	2.8	1.0	(7.7)	(9.9)	5.1	(2.9)
Net flows in non-management fee earning AUM	3.6	5.0	0.6	(2.0)	1.9	2.8	0.6	(1.5)
Net flows in money market funds	(16.1)	(15.1)	(1.0)	—	10.0	10.9	(0.4)	(0.5)
Total net flows	(9.9)	(11.3)	2.4	(1.0)	4.2	3.8	5.3	(4.9)
Reinvested distributions	1.1	1.0	—	0.1	0.9	0.8	—	0.1
Market gains and losses	(34.2)	(31.3)	(0.8)	(2.1)	(55.1)	(35.9)	(9.4)	(9.8)
Dispositions	(1.4)	(1.4)	—	—	—	—	—	—
Foreign currency translation	(6.5)	(0.6)	(3.0)	(2.9)	(17.1)	(1.4)	(10.0)	(5.7)
Ending Assets (September 30)	$1,487.3	$1,069.2	$220.5	$197.6	$1,323.3	$940.8	$210.3	$172.2

	Nine months ended September 30,
	2023				2022
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (December 31)	$1,409.2	$999.4	$223.5	$186.3	$1,610.9	$1,132.5	$247.3	$231.1
Long-term inflows	218.1	110.7	56.5	50.9	256.4	145.3	56.9	54.2
Long-term outflows	(214.6)	(114.2)	(52.2)	(48.2)	(253.7)	(151.2)	(46.1)	(56.4)
Net long-term flows	3.5	(3.5)	4.3	2.7	2.7	(5.9)	10.8	(2.2)
Net flows in non-management fee earning AUM	3.1	5.9	(0.4)	(2.4)	(1.1)	(1.9)	1.4	(0.6)
Net flows in money market funds	7.0	5.8	0.9	0.3	26.3	27.3	0.4	(1.4)
Total net flows	13.6	8.2	4.8	0.6	27.9	19.5	12.6	(4.2)
Reinvested distributions	3.1	3.0	—	0.1	3.5	3.3	—	0.2
Market gains and losses	74.2	60.0	4.4	9.8	(278.3)	(212.2)	(25.3)	(40.8)
Dispositions	(1.4)	(1.4)	—	—	—	—	—	—
Foreign currency translation	(11.4)	—	(12.2)	0.8	(40.7)	(2.3)	(24.3)	(14.1)
Ending Assets (September 30)	$1,487.3	$1,069.2	$220.5	$197.6	$1,323.3	$940.8	$210.3	$172.2
________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class (3)

	Three months ended September 30,
	2023						2022
(in billions)	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
Beginning Assets (June 30)	$1,538.2	$747.1	$319.0	$64.2	$225.7	$182.2	$1,390.4	$644.8	$309.1	$72.9	$164.0	$199.6
Long-term inflows	67.4	34.6	23.2	2.5	—	7.1	68.7	25.0	30.4	3.2	—	10.1
Long-term outflows	(64.8)	(27.2)	(24.5)	(3.6)	—	(9.5)	(76.4)	(32.4)	(23.9)	(4.7)	—	(15.4)
Net long-term flows	2.6	7.4	(1.3)	(1.1)	—	(2.4)	(7.7)	(7.4)	6.5	(1.5)	—	(5.3)
Net flows in non-management fee earning AUM	3.6	3.4	0.2	—	—	—	1.9	1.8	0.1	—	—	—
Net flows in money market funds	(16.1)	—	—	—	(16.1)	—	10.0	—	0.3	—	9.7	—
Total net flows	(9.9)	10.8	(1.1)	(1.1)	(16.1)	(2.4)	4.2	(5.6)	6.9	(1.5)	9.7	(5.3)
Reinvested distributions	1.1	0.2	0.5	0.1	0.1	0.2	0.9	0.2	0.4	0.1	—	0.2
Market gains and losses	(34.2)	(28.4)	(3.9)	(1.5)	0.4	(0.8)	(55.1)	(36.1)	(7.0)	(5.2)	0.2	(7.0)
Dispositions	(1.4)	—	—	—	—	(1.4)	—	—	—	—	—	—
Foreign currency translation	(6.5)	(3.0)	(1.9)	(0.5)	(0.3)	(0.8)	(17.1)	(5.8)	(5.1)	(2.7)	(1.8)	(1.7)
Ending Assets (September 30)	$1,487.3	$726.7	$312.6	$61.2	$209.8	$177.0	$1,323.3	$597.5	$304.3	$63.6	$172.1	$185.8
Average AUM	$1,528.7	$754.3	$316.1	$63.6	$214.3	$180.4	$1,416.2	$669.5	$311.4	$69.9	$168.8	$196.6
% of total average AUM	100.0%	49.3%	20.7%	4.2%	14.0%	11.8%	100.0%	47.3%	22.0%	4.9%	11.9%	13.9%

	Nine months ended September 30,
	2023						2022
(in billions)	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
Beginning Assets (December 31)	$1,409.2	$637.0	$313.7	$67.1	$203.5	$187.9	$1,610.9	$841.6	$334.8	$88.6	$148.8	$197.1
Long-term inflows	218.1	110.2	77.1	9.7	—	21.1	256.4	111.5	88.9	11.8	—	44.2
Long-term outflows	(214.6)	(96.1)	(74.9)	(13.7)	—	(29.9)	(253.7)	(121.0)	(72.8)	(16.4)	—	(43.5)
Net long-term flows	3.5	14.1	2.2	(4.0)	—	(8.8)	2.7	(9.5)	16.1	(4.6)	—	0.7
Net flows in non-management fee earning AUM	3.1	1.9	1.2	—	—	—	(1.1)	2.4	(3.5)	—	—	—
Net flows in money market funds	7.0	—	—	—	7.0	—	26.3	—	0.3	—	26.0	—
Total net flows	13.6	16.0	3.4	(4.0)	7.0	(8.8)	27.9	(7.1)	12.9	(4.6)	26.0	0.7
Reinvested distributions	3.1	0.6	1.3	0.4	0.2	0.6	3.5	1.4	1.1	0.3	—	0.7
Market gains and losses	74.2	75.7	(0.2)	(0.9)	0.5	(0.9)	(278.3)	(224.5)	(31.3)	(15.3)	1.2	(8.4)
Dispositions	(1.4)	—	—	—	—	(1.4)	—	—	—	—	—	—
Foreign currency translation	(11.4)	(2.6)	(5.6)	(1.4)	(1.4)	(0.4)	(40.7)	(13.9)	(13.2)	(5.4)	(3.9)	(4.3)
Ending Assets (September 30)	$1,487.3	$726.7	$312.6	$61.2	$209.8	$177.0	$1,323.3	$597.5	$304.3	$63.6	$172.1	$185.8
Average AUM	$1,495.5	$711.7	$318.4	$66.0	$215.3	$184.1	$1,472.8	$716.0	$317.5	$75.8	$161.0	$202.5
% of total average AUM	100.0%	47.6%	21.3%	4.4%	14.4%	12.3%	100.0%	48.6%	21.6%	5.2%	10.9%	13.7%
________
See accompanying notes immediately following these AUM tables.

Active AUM by Channel (1)

	Three months ended September 30,
	2023			2022
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (June 30)	$1,016.6	$498.3	$518.3	$957.9	$509.0	$448.9
Long-term inflows	36.0	22.1	13.9	44.5	23.6	20.9
Long-term outflows	(46.9)	(29.5)	(17.4)	(51.8)	(35.8)	(16.0)
Net long-term flows	(10.9)	(7.4)	(3.5)	(7.3)	(12.2)	4.9
Net flows in money market funds	(16.1)	—	(16.1)	10.0	(1.0)	11.0
Total net flows	(27.0)	(7.4)	(19.6)	2.7	(13.2)	15.9
Reinvested distributions	1.1	1.0	0.1	0.9	0.8	0.1
Market gains and losses	(17.7)	(15.8)	(1.9)	(32.0)	(27.1)	(4.9)
Dispositions	(1.4)	—	(1.4)	—	—	—
Foreign currency translation	(5.5)	(2.1)	(3.4)	(15.4)	(6.7)	(8.7)
Ending Assets (September 30)	$966.1	$474.0	$492.1	$914.1	$462.8	$451.3

	Nine months ended September 30,
	2023			2022
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (December 31)	$976.2	$482.1	$494.1	$1,082.5	$631.7	$450.8
Long-term inflows	123.0	73.4	49.6	155.0	91.6	63.4
Long-term outflows	(144.8)	(93.4)	(51.4)	(172.8)	(123.0)	(49.8)
Net long-term flows	(21.8)	(20.0)	(1.8)	(17.8)	(31.4)	13.6
Net flows in money market funds	7.0	1.1	5.9	26.3	1.5	24.8
Total net flows	(14.8)	(18.9)	4.1	8.5	(29.9)	38.4
Reinvested distributions	3.1	2.8	0.3	3.5	3.2	0.3
Market gains and losses	13.1	11.1	2.0	(143.6)	(128.0)	(15.6)
Dispositions	(1.4)	—	(1.4)	—	—	—
Foreign currency translation	(10.1)	(3.1)	(7.0)	(36.8)	(14.2)	(22.6)
Ending Assets (September 30)	$966.1	$474.0	$492.1	$914.1	$462.8	$451.3
________
See accompanying notes immediately following these AUM tables.

Active AUM by Client Domicile (2)

	Three months ended September 30,
	2023				2022
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (June 30)	$1,016.6	$706.6	$187.1	$122.9	$957.9	$649.1	$191.3	$117.5
Long-term inflows	36.0	17.0	13.7	5.3	44.5	20.6	18.9	5.0
Long-term outflows	(46.9)	(25.9)	(12.6)	(8.4)	(51.8)	(31.1)	(13.3)	(7.4)
Net long-term flows	(10.9)	(8.9)	1.1	(3.1)	(7.3)	(10.5)	5.6	(2.4)
Net flows in non-management fee earning AUM	—	—	—	—	—	—	—	—
Net flows in money market funds	(16.1)	(15.1)	(1.0)	—	10.0	10.9	(0.4)	(0.5)
Total net flows	(27.0)	(24.0)	0.1	(3.1)	2.7	0.4	5.2	(2.9)
Reinvested distributions	1.1	1.0	—	0.1	0.9	0.8	—	0.1
Market gains and losses	(17.7)	(13.9)	(2.3)	(1.5)	(32.0)	(19.7)	(6.8)	(5.5)
Dispositions	(1.4)	(1.4)	—	—	—	—	—	—
Foreign currency translation	(5.5)	(0.6)	(2.4)	(2.5)	(15.4)	(1.3)	(8.8)	(5.3)
Ending Assets (September 30)	$966.1	$667.7	$182.5	$115.9	$914.1	$629.3	$180.9	$103.9

	Nine months ended September 30,
	2023				2022
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (December 31)	$976.2	$670.8	$191.0	$114.4	$1,082.5	$724.5	$208.8	$149.2
Long-term inflows	123.0	56.4	46.5	20.1	155.0	83.8	52.5	18.7
Long-term outflows	(144.8)	(79.8)	(43.4)	(21.6)	(172.8)	(102.9)	(41.2)	(28.7)
Net long-term flows	(21.8)	(23.4)	3.1	(1.5)	(17.8)	(19.1)	11.3	(10.0)
Net flows in non-management fee earning AUM	—	—	—	—	—	—	0.1	(0.1)
Net flows in money market funds	7.0	5.8	0.9	0.3	26.3	27.3	0.4	(1.4)
Total net flows	(14.8)	(17.6)	4.0	(1.2)	8.5	8.2	11.8	(11.5)
Reinvested distributions	3.1	3.0	—	0.1	3.5	3.3	—	0.2
Market gains and losses	13.1	12.9	(1.6)	1.8	(143.6)	(104.5)	(18.2)	(20.9)
Dispositions	(1.4)	(1.4)	—	—	—	—	—	—
Foreign currency translation	(10.1)	—	(10.9)	0.8	(36.8)	(2.2)	(21.5)	(13.1)
Ending Assets (September 30)	$966.1	$667.7	$182.5	$115.9	$914.1	$629.3	$180.9	$103.9
________
See accompanying notes immediately following these AUM tables.

Active AUM by Asset Class (3)

	Three months ended September 30,
	2023						2022
(in billions)	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
Beginning Assets (June 30)	$1,016.6	$300.6	$274.0	$63.4	$225.7	$152.9	$957.9	$287.5	$270.6	$72.0	$164.0	$163.8
Long-term inflows	36.0	10.2	19.4	2.5	—	3.9	44.5	10.4	25.2	3.2	—	5.7
Long-term outflows	(46.9)	(14.9)	(21.4)	(3.6)	—	(7.0)	(51.8)	(16.9)	(21.5)	(4.7)	—	(8.7)
Net long-term flows	(10.9)	(4.7)	(2.0)	(1.1)	—	(3.1)	(7.3)	(6.5)	3.7	(1.5)	—	(3.0)
Net flows in non-management fee earning AUM	—	0.1	(0.1)	—	—	—	—	—	—	—	—	—
Net flows in money market funds	(16.1)	—	—	—	(16.1)	—	10.0	—	0.3	—	9.7	—
Total net flows	(27.0)	(4.6)	(2.1)	(1.1)	(16.1)	(3.1)	2.7	(6.5)	4.0	(1.5)	9.7	(3.0)
Reinvested distributions	1.1	0.2	0.5	0.1	0.1	0.2	0.9	0.2	0.4	0.1	—	0.2
Market gains and losses	(17.7)	(11.8)	(4.1)	(1.5)	0.4	(0.7)	(32.0)	(16.5)	(5.6)	(5.1)	0.2	(5.0)
Dispositions	(1.4)	—	—	—	—	(1.4)	—	—	—	—	—	—
Foreign currency translation	(5.5)	(2.3)	(1.7)	(0.5)	(0.3)	(0.7)	(15.4)	(4.7)	(4.7)	(2.7)	(1.8)	(1.5)
Ending Assets (September 30)	$966.1	$282.1	$266.6	$60.4	$209.8	$147.2	$914.1	$260.0	$264.7	$62.8	$172.1	$154.5
Average AUM	$994.5	$296.9	$269.9	$62.8	$214.3	$150.6	$961.6	$290.7	$271.7	$69.0	$168.8	$161.4
% of total average AUM	100.0%	29.9%	27.1%	6.3%	21.6%	15.1%	100.0%	30.2%	28.3%	7.1%	17.6%	16.8%

	Nine months ended September 30,
	2023						2022
(in billions)	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
Beginning Assets (December 31)	$976.2	$277.5	$273.0	$66.3	$203.5	$155.9	$1,082.5	$389.6	$293.1	$87.4	$148.8	$163.6
Long-term inflows	123.0	37.6	63.2	9.7	—	12.5	155.0	43.2	73.5	11.8	—	26.5
Long-term outflows	(144.8)	(47.2)	(64.9)	(13.7)	—	(19.0)	(172.8)	(65.6)	(65.1)	(16.3)	—	(25.8)
Net long-term flows	(21.8)	(9.6)	(1.7)	(4.0)	—	(6.5)	(17.8)	(22.4)	8.4	(4.5)	—	0.7
Net flows in non-management fee earning AUM	—	—	—	—	—	—	—	—	—	—	—	—
Net flows in money market funds	7.0	—	—	—	7.0	—	26.3	—	0.3	—	26.0	—
Total net flows	(14.8)	(9.6)	(1.7)	(4.0)	7.0	(6.5)	8.5	(22.4)	8.7	(4.5)	26.0	0.7
Reinvested distributions	3.1	0.6	1.3	0.4	0.2	0.6	3.5	1.4	1.1	0.3	—	0.7
Market gains and losses	13.1	15.2	(0.5)	(0.9)	0.5	(1.2)	(143.6)	(97.2)	(25.9)	(15.0)	1.2	(6.7)
Dispositions	(1.4)	—	—	—	—	(1.4)	—	—	—	—	—	—
Foreign currency translation	(10.1)	(1.6)	(5.5)	(1.4)	(1.4)	(0.2)	(36.8)	(11.4)	(12.3)	(5.4)	(3.9)	(3.8)
Ending Assets (September 30)	$966.1	$282.1	$266.6	$60.4	$209.8	$147.2	$914.1	$260.0	$264.7	$62.8	$172.1	$154.5
Average AUM	$1,000.9	$293.7	$273.4	$65.2	$215.3	$153.3	$1,000.3	$320.8	$277.7	$75.0	$161.0	$165.8
% of total average AUM	100.0%	29.4%	27.3%	6.5%	21.5%	15.3%	100.0%	32.1%	27.8%	7.4%	16.1%	16.6%
_________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (1)

	Three months ended September 30,
	2023			2022
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (June 30)	$521.6	$470.2	$51.4	$432.5	$389.8	$42.7
Long-term inflows	31.4	27.8	3.6	24.2	23.7	0.5
Long-term outflows	(17.9)	(16.1)	(1.8)	(24.6)	(23.1)	(1.5)
Net long-term flows	13.5	11.7	1.8	(0.4)	0.6	(1.0)
Net flows in non-management fee earning AUM	3.6	3.3	0.3	1.9	1.8	0.1
Total net flows	17.1	15.0	2.1	1.5	2.4	(0.9)
Market gains and losses	(16.5)	(16.4)	(0.1)	(23.1)	(20.3)	(2.8)
Foreign currency translation	(1.0)	(0.4)	(0.6)	(1.7)	(0.7)	(1.0)
Ending Assets (September 30)	$521.2	$468.4	$52.8	$409.2	$371.2	$38.0

	Nine months ended September 30,
	2023			2022
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (December 31)	$433.0	$390.2	$42.8	$528.4	$474.8	$53.6
Long-term inflows	95.1	85.7	9.4	101.4	99.2	2.2
Long-term outflows	(69.8)	(64.9)	(4.9)	(80.9)	(77.3)	(3.6)
Net long-term flows	25.3	20.8	4.5	20.5	21.9	(1.4)
Net flows in non-management fee earning AUM	3.1	1.7	1.4	(1.1)	2.4	(3.5)
Total net flows	28.4	22.5	5.9	19.4	24.3	(4.9)
Market gains and losses	61.1	56.0	5.1	(134.7)	(126.3)	(8.4)
Foreign currency translation	(1.3)	(0.3)	(1.0)	(3.9)	(1.6)	(2.3)
Ending Assets (September 30)	$521.2	$468.4	$52.8	$409.2	$371.2	$38.0

Passive AUM by Client Domicile (2)

	Three months ended September 30,
	2023				2022
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (June 30)	$521.6	$406.2	$34.8	$80.6	$432.5	$324.4	$33.1	$75.0
Long-term inflows	31.4	15.7	4.6	11.1	24.2	14.2	1.2	8.8
Long-term outflows	(17.9)	(8.0)	(2.9)	(7.0)	(24.6)	(13.6)	(1.7)	(9.3)
Net long-term flows	13.5	7.7	1.7	4.1	(0.4)	0.6	(0.5)	(0.5)
Net flows in non-management fee earning AUM	3.6	5.0	0.6	(2.0)	1.9	2.8	0.6	(1.5)
Total net flows	17.1	12.7	2.3	2.1	1.5	3.4	0.1	(2.0)
Market gains and losses	(16.5)	(17.4)	1.5	(0.6)	(23.1)	(16.2)	(2.6)	(4.3)
Foreign currency translation	(1.0)	—	(0.6)	(0.4)	(1.7)	(0.1)	(1.2)	(0.4)
Ending Assets (September 30)	$521.2	$401.5	$38.0	$81.7	$409.2	$311.5	$29.4	$68.3

	Nine months ended September 30,
	2023				2022
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (December 31)	$433.0	$328.6	$32.5	$71.9	$528.4	$408.0	$38.5	$81.9
Long-term inflows	95.1	54.3	10.0	30.8	101.4	61.5	4.4	35.5
Long-term outflows	(69.8)	(34.4)	(8.8)	(26.6)	(80.9)	(48.3)	(4.9)	(27.7)
Net long-term flows	25.3	19.9	1.2	4.2	20.5	13.2	(0.5)	7.8
Net flows in non-management fee earning AUM	3.1	5.9	(0.4)	(2.4)	(1.1)	(1.9)	1.3	(0.5)
Total net flows	28.4	25.8	0.8	1.8	19.4	11.3	0.8	7.3
Market gains and losses	61.1	47.1	6.0	8.0	(134.7)	(107.7)	(7.1)	(19.9)
Foreign currency translation	(1.3)	—	(1.3)	—	(3.9)	(0.1)	(2.8)	(1.0)
Ending Assets (September 30)	$521.2	$401.5	$38.0	$81.7	$409.2	$311.5	$29.4	$68.3
_________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class (3)

	Three months ended September 30,
	2023						2022
(in billions)	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
Beginning Assets (June 30)	$521.6	$446.5	$45.0	$0.8	$—	$29.3	$432.5	$357.3	$38.5	$0.9	$—	$35.8
Long-term inflows	31.4	24.4	3.8	—	—	3.2	24.2	14.6	5.2	—	—	4.4
Long-term outflows	(17.9)	(12.3)	(3.1)	—	—	(2.5)	(24.6)	(15.5)	(2.4)	—	—	(6.7)
Net long-term flows	13.5	12.1	0.7	—	—	0.7	(0.4)	(0.9)	2.8	—	—	(2.3)
Net flows in non-management fee earning AUM	3.6	3.3	0.3	—	—	—	1.9	1.8	0.1	—	—	—
Net flows in money market funds	—	—	—	—	—	—	—	—	—	—	—	—
Total net flows	17.1	15.4	1.0	—	—	0.7	1.5	0.9	2.9	—	—	(2.3)
Reinvested distributions	—	—	—	—	—	—	—	—	—	—	—	—
Market gains and losses	(16.5)	(16.6)	0.2	—	—	(0.1)	(23.1)	(19.6)	(1.4)	(0.1)	—	(2.0)
Foreign currency translation	(1.0)	(0.7)	(0.2)	—	—	(0.1)	(1.7)	(1.1)	(0.4)	—	—	(0.2)
Ending Assets (September 30)	$521.2	$444.6	$46.0	$0.8	$—	$29.8	$409.2	$337.5	$39.6	$0.8	$—	$31.3
Average AUM	$534.2	$457.4	$46.2	$0.8	$—	$29.8	$454.6	$378.8	$39.7	$0.9	$—	$35.2
% of total average AUM	100.0%	85.6%	8.7%	0.1%	—%	5.6%	100.0%	83.3%	8.7%	0.3%	—%	7.7%

	Nine months ended September 30,
	2023						2022
(in billions)	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
Beginning Assets (December 31)	$433.0	$359.5	$40.7	$0.8	$—	$32.0	$528.4	$452.0	$41.7	$1.2	$—	$33.5
Long-term inflows	95.1	72.6	13.9	—	—	8.6	101.4	68.3	15.4	—	—	17.7
Long-term outflows	(69.8)	(48.9)	(10.0)	—	—	(10.9)	(80.9)	(55.4)	(7.7)	(0.1)	—	(17.7)
Net long-term flows	25.3	23.7	3.9	—	—	(2.3)	20.5	12.9	7.7	(0.1)	—	—
Net flows in non-management fee earning AUM	3.1	1.9	1.2	—	—	—	(1.1)	2.4	(3.5)	—	—	—
Net flows in money market funds	—	—	—	—	—	—	—	—	—	—	—	—
Total net flows	28.4	25.6	5.1	—	—	(2.3)	19.4	15.3	4.2	(0.1)	—	—
Reinvested distributions	—	—	—	—	—	—	—	—	—	—	—	—
Market gains and losses	61.1	60.5	0.3	—	—	0.3	(134.7)	(127.3)	(5.4)	(0.3)	—	(1.7)
Foreign currency translation	(1.3)	(1.0)	(0.1)	—	—	(0.2)	(3.9)	(2.5)	(0.9)	—	—	(0.5)
Ending Assets (September 30)	$521.2	$444.6	$46.0	$0.8	$—	$29.8	$409.2	$337.5	$39.6	$0.8	$—	$31.3
Average AUM	$494.7	$418.1	$45.0	$0.8	$—	$30.8	$472.5	$395.2	$39.8	$0.9	$—	$36.6
% of total average AUM	100.0%	84.5%	9.1%	0.2%	—%	6.2%	100.0%	83.6%	8.4%	0.2%	—%	7.8%
___________
(1) Channel refers to the internal distribution channel from which the AUM originated. Retail AUM represents AUM distributed by the company’s retail sales team. Institutional AUM represents AUM distributed by our institutional sales team. This aggregation is viewed as a proxy for presenting AUM in the retail and institutional markets in which the company operates.
(2) Client domicile groups AUM by the domicile of the underlying clients.
(3) Asset classes are descriptive groupings of AUM by common type of underlying investments.

Results of Operations for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

	Three months ended				Nine months ended
	September 30,		Variance		September 30,		Variance
(in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Investment management fees	$1,041.3	$1,057.3	$(16.0)	(1.5)%	$3,102.7	$3,351.3	$(248.6)	(7.4)%
Service and distribution fees	353.5	340.2	13.3	3.9%	1,030.0	1,073.0	(43.0)	(4.0)%
Performance fees	2.0	3.0	(1.0)	(33.3)%	27.2	13.2	14.0	106.1%
Other	45.2	45.2	—	—%	143.1	168.0	(24.9)	(14.8)%
Total operating revenues	$1,442.0	$1,445.7	$(3.7)	(0.3)%	$4,303.0	$4,605.5	$(302.5)	(6.6)%

Revenue Adjustments:
Investment management fees	$(193.7)	$(185.5)	$(8.2)	4.4%	$(578.9)	$(584.5)	$5.6	(1.0)%
Service and distribution fees	(219.2)	(232.1)	12.9	(5.6)%	(675.4)	(730.1)	54.7	(7.5)%
Other	(35.3)	(33.7)	(1.6)	4.7%	(111.5)	(124.3)	12.8	(10.3)%
Total Revenue Adjustments (1)	(448.2)	(451.3)	3.1	(0.7)%	(1,365.8)	(1,438.9)	73.1	(5.1)%
Invesco Great Wall	90.7	104.6	(13.9)	(13.3)%	288.8	334.8	(46.0)	(13.7)%
CIP	13.7	11.6	2.1	18.1%	38.8	35.5	3.3	9.3%
Net revenues (2)	$1,098.2	$1,110.6	$(12.4)	(1.1)%	$3,264.8	$3,536.9	$(272.1)	(7.7)%
____________
(1)    Total revenue adjustments remove pass through investment management, service and distribution, and other revenues and equal the same amount as the Third-party distribution, service and advisory expenses.
(2)    See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net business inflows (or outflows), changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. See the company’s disclosures regarding the changes in AUM during the three and nine months ended September 30, 2023 and September 30, 2022 in the “Assets Under Management” section above for additional information.

Passive AUM generally earn a lower effective fee rate than active asset classes, and therefore, changes in the mix of AUM have an impact on revenues and net revenue yield. In addition, as fee rates differ across geographic locations, changes to exchange rates have an impact on revenues and net revenue yields.

Average AUM was $1,528.7 billion in the three months ended September 30, 2023 as compared to $1,416.2 billion in the three months ended September 30, 2022. The impact of the increase in AUM on our revenues was offset by changes in the mix of the AUM between the periods as investors continued to shift AUM toward lower yield products during the three months ended September 30, 2023. The impact of foreign exchange rate movements increased Operating revenues by $16.7 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Average AUM was $1,495.5 billion in the nine months ended September 30, 2023 as compared to $1,472.8 billion in the nine months ended September 30, 2022. The impact of the increase in AUM on our revenues was offset by changes in the mix of the AUM between the periods as investors continued to shift AUM toward lower yield products during the nine months ended September 30, 2023. The impact of foreign exchange rate movements decreased Operating revenues by $12.6 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Investment Management Fees

Investment management fees were $1,041.3 million for three months ended September 30, 2023 as compared to $1,057.3 million for three months ended September 30, 2022. The impact of foreign exchange rate movements increased Investment management fees by $13.6 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. After allowing for foreign exchange movements, Investment management fees decreased by $29.6 million. See discussion above on how AUM changes impact our Investment management fees.

Investment management fees were $3,102.7 million for nine months ended September 30, 2023 as compared to $3,351.3 million for nine months ended September 30, 2022. The impact of foreign exchange rate movements decreased Investment management fees by $12.7 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. After allowing for foreign exchange movements, Investment management fees decreased by $235.9 million. See discussion above on how AUM changes impact our Investment management fees.

Service and Distribution Fees

In the three months ended September 30, 2023, Service and distribution fees were $353.5 million as compared to $340.2 million for the three months ended September 30, 2022. The increase was a result of higher AUM to which these fees apply.

In the nine months ended September 30, 2023, Service and distribution fees were $1,030.0 million as compared to $1,073.0 million for the nine months ended September 30, 2022. The decrease was primarily due to lower AUM to which these fees apply.

Performance Fees

Performance fees were $2.0 million and $27.2 million for the three and nine months ended September 30, 2023, respectively. Performance fees for the nine months ended September 30, 2023 were primarily generated from real estate products.

Other Revenues

In the three months ended September 30, 2023, Other revenues were flat as compared to the three months ended September 30, 2022.

In the nine months ended September 30, 2023, Other revenues were $143.1 million as compared to $168.0 million for the nine months ended September 30, 2022. The decrease in Other revenues was primarily driven by lower real estate transaction fees and front end fees of $15.8 million and $13.9 million, respectively, partially offset by a $5.0 million increase in other transaction fees.

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

Net revenues from IGW were $90.7 million and average AUM was $86.1 billion for the three months ended September 30, 2023 (Net revenues were $104.6 million and average AUM was $93.1 billion for the three months ended September 30, 2022). The impact of foreign exchange rate movements during the three months ended September 30, 2023 decreased Net revenues by $5.4 million as compared to the three months ended September 30, 2022. After allowing for foreign exchange movements, Net revenues from IGW decreased $8.5 million. The decrease in IGW revenues is a result of lower average AUM.

Net revenues from IGW were $288.8 million and average AUM was $88.9 billion for the nine months ended September 30, 2023 (Net revenues were $334.8 million and average AUM was $95.4 billion for the nine months ended September 30, 2022). The impact of foreign exchange rate movements during the nine months ended September 30, 2023 decreased Net revenues by $19.2 million as compared to the nine months ended September 30, 2022. After allowing for foreign exchange movements, Net revenues from IGW decreased $26.8 million. The decrease in IGW revenues is a result of changes in the mix of AUM and lower performance fees.

Management, performance and other fees earned from CIP

Management believes that the consolidation of investment products may impact a reader's analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, management believes that it is appropriate to adjust Operating revenues for the impact of CIP in calculating Net revenues. As Management and Performance fees earned by Invesco from the consolidated products are eliminated upon consolidation of the investment products, management believes that it is appropriate to add these fees into Operating revenues in the calculation of Net revenues. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of Net revenues.

Management and Performance fees earned from CIP were $13.7 million for the three months ended September 30, 2023 (three months ended September 30, 2022: $11.6 million).

Management and Performance fees earned from CIP were $38.8 million for the nine months ended September 30, 2023 (nine months ended September 30, 2022: $35.5 million).

Operating Expenses

The main categories of Operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended				Nine months ended
	September 30,		Variance		September 30,		Variance
(in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Third-party distribution, service and advisory	$448.2	$451.3	$(3.1)	(0.7)%	$1,365.8	$1,438.9	$(73.1)	(5.1)%
Employee compensation	478.5	420.8	57.7	13.7%	1,417.0	1,260.9	156.1	12.4%
Marketing	23.7	27.6	(3.9)	(14.1)%	77.7	83.1	(5.4)	(6.5)%
Property, office and technology	135.4	133.2	2.2	1.7%	406.9	400.2	6.7	1.7%
General and administrative	117.2	48.7	68.5	140.7%	314.5	270.6	43.9	16.2%
Transaction, integration and restructuring	—	(0.6)	0.6	N/A	41.6	34.8	6.8	19.5%
Amortization of intangibles	11.3	14.5	(3.2)	(22.1)%	38.5	44.4	(5.9)	(13.3)%
Total operating expenses	$1,214.3	$1,095.5	$118.8	10.8%	$3,662.0	$3,532.9	$129.1	3.7%

The table below sets forth these expense categories as a percentage of total Operating expenses and Operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

(in millions)	Three months ended September 30, 2023	% of Total Operating Expenses	% of Operating Revenues	Three months ended September 30, 2022	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	$448.2	36.9%	31.1%	$451.3	41.2%	31.2%
Employee compensation	478.5	39.4%	33.2%	420.8	38.4%	29.1%
Marketing	23.7	2.0%	1.6%	27.6	2.5%	1.9%
Property, office and technology	135.4	11.2%	9.4%	133.2	12.2%	9.2%
General and administrative	117.2	9.6%	8.1%	48.7	4.4%	3.4%
Transaction, integration and restructuring	—	—%	—%	(0.6)	(0.1)%	—%
Amortization of intangibles	11.3	0.9%	0.8%	14.5	1.4%	1.0%
Total operating expenses	$1,214.3	100.0%	84.2%	$1,095.5	100.0%	75.8%

(in millions)	Nine months ended September 30, 2023	% of Total Operating Expenses	% of Operating Revenues	Nine months ended September 30, 2022	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	$1,365.8	37.3%	31.7%	$1,438.9	40.7%	31.2%
Employee compensation	1,417.0	38.7%	32.9%	1,260.9	35.7%	27.4%
Marketing	77.7	2.1%	1.8%	83.1	2.4%	1.8%
Property, office and technology	406.9	11.1%	9.5%	400.2	11.3%	8.7%
General and administrative	314.5	8.6%	7.3%	270.6	7.7%	5.9%
Transaction, integration and restructuring	41.6	1.1%	1.0%	34.8	1.0%	0.8%
Amortization of intangibles	38.5	1.1%	0.9%	44.4	1.2%	1.0%
Total operating expenses	$3,662.0	100.0%	85.1%	$3,532.9	100.0%	76.8%

During the three months ended September 30, 2023, Operating expenses increased by $118.8 million as compared to the three months ended September 30, 2022. The impact of foreign exchange rate movements increased Operating expenses by $14.9 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

During the nine months ended September 30, 2023, Operating expenses increased by $129.1 million as compared to the nine months ended September 30, 2022. The impact of foreign exchange rate movements decreased Operating expenses by $13.0 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Third-Party Distribution, Service and Advisory

Third-party distribution, service and advisory expenses were $448.2 million for the three months ended September 30, 2023 as compared to $451.3 million for the three months ended September 30, 2022. The impact of foreign exchange rate movements increased third-party expenses by $5.2 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. After allowing for foreign exchange rate changes, the decrease in expenses was $8.3 million. The decrease is primarily due to a net decrease in pass-through service and distribution fees.

Third-party distribution, service and advisory expenses were $1,365.8 million for the nine months ended September 30, 2023 as compared to $1,438.9 million for the nine months ended September 30, 2022. The decrease is primarily due to a net decrease in pass-through service and distribution fees due to lower AUM to which these fees apply.

Employee Compensation

Employee compensation was $478.5 million for the three months ended September 30, 2023 as compared to $420.8 million for the three months ended September 30, 2022. The impact of foreign exchange rate movements increased Employee compensation by $5.5 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. After allowing for foreign exchange rate changes, there was an increase in Employee compensation of $52.2 million. This increase was primarily driven by costs related to organizational changes of $39.3 million and $14.8 million of higher staff and variable compensation costs.

Employee compensation was $1,417.0 million for the nine months ended September 30, 2023 as compared to $1,260.9 million for the nine months ended September 30, 2022. The impact of foreign exchange rate movements decreased Employee compensation by $9.7 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. After allowing for foreign exchange rate changes, there was an increase in Employee compensation of $165.8 million. This increase was primarily driven by $75.0 million in higher mark-to-market gains on deferred compensation liabilities and costs related to executive retirements and organizational changes of $79.6 million.

Headcount at September 30, 2023 was 8,603 (September 30, 2022: 8,621).

Marketing

Marketing expenses were $23.7 million for the three months ended September 30, 2023 as compared to $27.6 million for the three months ended September 30, 2022. The decrease in Marketing expenses was primarily driven by lower advertising spend.

Marketing expenses were $77.7 million for the nine months ended September 30, 2023 as compared to $83.1 million for the nine months ended September 30, 2022. The decrease in Marketing expenses was primarily driven by lower advertising spend.

Property, Office and Technology

Property, office and technology costs were $135.4 million for the three months ended September 30, 2023 as compared to $133.2 million for the three months ended September 30, 2022.

Property, office and technology costs were $406.9 million for the nine months ended September 30, 2023 as compared to $400.2 million for the nine months ended September 30, 2022. The increase was driven by higher technology costs, including software maintenance and outsourced administration costs, and higher property expenses including overlapping rent in the first quarter associated with the move to our new Atlanta headquarters.

General and Administrative

General and administrative expenses were $117.2 million for the three months ended September 30, 2023 as compared to $48.7 million for the three months ended September 30, 2022. The increase was primarily due to $60 million of insurance recoveries received during the three months ended September 30, 2022.

General and administrative expenses were $314.5 million for the nine months ended September 30, 2023 as compared to $270.6 million for the nine months ended September 30, 2022. The increase was primarily due to insurance recoveries of $60.0 million received during the nine months ended September 30, 2022 as compared to $20.0 million received during the nine months ended September 30, 2023. The increase also includes fees related to the Alpha platform of $14.3 million and costs associated with the move to the new Atlanta headquarters, partially offset by $14.8 million of indirect tax refunds received during the nine months ended September 30, 2023.

Transaction, Integration and Restructuring

For the three months ended September 30, 2023, Transaction, integration and restructuring costs were zero due to the completion of our strategic evaluation in the first quarter. Any costs related to on-going projects are classified in the income statement based on the nature of the expense.

For the nine months ended September 30, 2023, Transaction, integration and restructuring charges were $41.6 million as compared to $34.8 million for the nine months ended September 30, 2022. These costs are primarily comprised of compensation-related restructuring costs in connection with our strategic evaluation which we completed during the first quarter of 2023.

Other Income and Expenses

The main categories of Other income and expenses, and the dollar and percentage changes between periods, are as follows:

			Variance				Variance
	Three months ended September 30,		2023 vs 2022		Nine months ended September 30,		2023 vs 2022
(in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Equity in earnings of unconsolidated affiliates	$16.9	$20.2	$(3.3)	(16.3)%	$62.2	$78.3	$(16.1)	(20.6)%
Interest and dividend income	10.8	3.3	7.5	227.3%	26.5	6.6	19.9	301.5%
Interest expense	(17.3)	(18.6)	1.3	(7.0)%	(53.7)	(67.6)	13.9	(20.6)%
Other gains/(losses), net	(23.3)	(34.6)	11.3	(32.7)%	25.0	(170.1)	195.1	N/A
Other income/(expense) of CIP, net	15.2	(65.4)	80.6	N/A	(5.4)	(62.5)	57.1	(91.4)%
Total other income and expenses	$2.3	$(95.1)	$97.4	N/A	$54.6	$(215.3)	$269.9	N/A

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates decreased $3.3 million to $16.9 million for the three months ended September 30, 2023 as compared to $20.2 million for the three months ended September 30, 2022.

Equity in earnings of unconsolidated affiliates decreased $16.1 million to $62.2 million for the nine months ended September 30, 2023 as compared to $78.3 million for the nine months ended September 30, 2022. The decrease was primarily driven by decreases of $29.1 million in our income from our real estate investments and $11.8 million from our joint venture investment in IGW which were partially offset by increases of $24.8 million in our income from private equity and other investments.

Interest and dividend income

Interest and dividend income increased $7.5 million to $10.8 million for the three months ended September 30, 2023 as compared to $3.3 million for the three months ended September 30, 2022. The increase was due to higher levels of interest income from the company’s cash and cash equivalents.

Interest and dividend income increased 19.9 million to $26.5 million for the nine months ended September 30, 2023 as compared to $6.6 million for the nine months ended September 30, 2022. The increase was due to higher levels of interest income from the company’s cash and cash equivalents.

Interest expense

Interest expense was $17.3 million for the three months ended September 30, 2023 as compared to $18.6 million for the three months ended September 30, 2022.

Interest expense was $53.7 million for the nine months ended September 30, 2023 as compared to $67.6 million for the nine months ended September 30, 2022 as a result of a decrease in debt.

Other gains/(losses), net

Other gains/(losses), net was a loss of $23.3 million for the three months ended September 30, 2023 as compared to a $34.6 million loss for the three months ended September 30, 2022. Included in the net loss for the third quarter of 2023 were $23.2 million of net losses on investments and instruments held for our deferred compensation plans and $2.1 million in net losses related to the mark-to-market on seed capital investments. Included in the net loss for the three months ended September 30, 2022 were $29.7 million of net losses on investments and instruments held for our deferred compensation plans and $4.2 million of net losses related to the mark-to-market on seed capital investments.

Other gains/(losses), net was a gain of $25.0 million for the nine months ended September 30, 2023 as compared to a $170.1 million loss for the nine months ended September 30, 2022. Included in the net gain for the nine months ended September 30, 2023 were $13.8 million of net gains on investments and instruments held for our deferred compensation plans and $6.8 million of net gains related to the mark-to-market on seed capital investments. Included in the net loss for the nine months ended September 30, 2022 were $151.8 million of net losses on investments and instruments held for our deferred compensation plans and $26.3 million of net losses related to the mark-to-market on seed capital investments.

Other income/(expense) of CIP, net

For the three months ended September 30, 2023, Other income/(expense) of CIP, net was net income of $15.2 million for the three months ended September 30, 2023 (three months ended September 30, 2022: net expense of $65.4 million). Interest and dividend income of CIP increased $83.3 million to $181.2 million (three months ended September 30, 2022: $97.9 million). Interest expense of CIP increased $60.7 million to $118.1 million (three months ended September 30, 2022: $57.4 million). Unrealized gains/(losses) of CIP were net losses of $47.9 million (three months ended September 30, 2022: net losses of $105.9 million).

For the nine months ended September 30, 2023, Other income/(expense) of CIP, net was a net expense of $5.4 million for the nine months ended September 30, 2023 (nine months ended September 30, 2022: net expense of $62.5 million). Interest and dividend income of CIP increased $229.5 million to $484.5 million (nine months ended September 30, 2022: $255.0 million). Interest expense of CIP increased $177.2 million to $322.1 million (nine months ended September 30, 2022: $144.9 million). Unrealized gains/(losses) of CIP were net losses of $167.8 million (nine months ended September 30, 2022: net losses of $172.6 million). The net losses during the months ended September 30, 2023 and 2022 were attributable to market-driven losses on investments held by consolidated funds.

Net impact of CIP and related noncontrolling interests in consolidated entities

The consolidation of investment products did not have an impact on Net income attributable to Invesco for the three and nine months ended September 30, 2023 and September 30, 2022. The adjustment to net income for the Net income/(loss) attributable to noncontrolling interests in consolidated entities represents the profit or loss attributable to third-party investors. The impact of any realized or unrealized gains or losses attributable to the interests of third-parties, which is reflected in Other income/(expense) of CIP, net, is offset by this adjustment to arrive at Net income attributable to Invesco. Also, the net income or loss of CIP is taxed at the investor level, not at the product level; therefore, a tax provision is not reflected in the net impact of CIP.

Income Tax Expense

The company’s subsidiaries operate in numerous taxing jurisdictions around the world, each with its own statutory tax rate. As a result, the blended statutory tax rate will vary from year to year depending on the mix of the profits and losses from each jurisdiction.

Our effective tax rate decreased to 26.7% for the three months ended September 30, 2023 (three months ended September 30, 2022: 34.0%).The rate decrease was primarily due to the favorable impact of the change in the mix of income across tax jurisdictions.

Our effective tax rate increased to 28.3% for the nine months ended September 30, 2023 (nine months ended September 30, 2022: 27.1%).

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

Reconciliation of Operating revenues to Net revenues:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Operating revenues, U.S. GAAP basis	$1,442.0	$1,445.7	$4,303.0	$4,605.5
Revenue Adjustments (2)
Investment management fees	(193.7)	(185.5)	(578.9)	(584.5)
Service and distribution fees	(219.2)	(232.1)	(675.4)	(730.1)
Other	(35.3)	(33.7)	(111.5)	(124.3)
Total Revenue Adjustments	(448.2)	(451.3)	(1,365.8)	(1,438.9)
Invesco Great Wall (1)	90.7	104.6	288.8	334.8
CIP (3)	13.7	11.6	38.8	35.5
Net revenues	$1,098.2	$1,110.6	$3,264.8	$3,536.9

Reconciliation of Operating income to Adjusted operating income:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Operating income, U.S. GAAP basis	$227.7	$350.2	$641.0	$1,072.6
Invesco Great Wall (1)	52.1	61.8	160.3	197.7
CIP (3)	24.7	15.7	61.1	46.6
Transaction, integration and restructuring (4)	—	(0.6)	41.6	34.8
Amortization of intangible assets (8)	11.3	14.5	38.5	44.4
Compensation expense related to market valuation changes in deferred compensation plans (10)	(6.6)	(12.2)	15.6	(60.2)
General and administrative (7)	—	(60.0)	(20.0)	(60.0)
Adjusted operating income	$309.2	$369.4	$938.1	$1,275.9

Operating margin(5)	15.8%	24.2%	14.9%	23.3%
Adjusted operating margin(6)	28.2%	33.3%	28.7%	36.1%

Reconciliation of net income attributable to Invesco to Adjusted net income attributable to Invesco:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per common share data)	2023	2022	2023	2022
Net income attributable to Invesco Ltd., U.S. GAAP basis	$131.4	$177.4	$408.6	$496.1
Adjustments (excluding tax):
Transaction, integration and restructuring (4)	—	(0.6)	41.6	34.8
Amortization of intangible assets (8)	11.3	14.5	38.5	44.4
Deferred compensation plan market valuation changes and dividend income less compensation expense (10)	15.9	16.9	(0.6)	89.9
General and administrative (7)	—	(60.0)	(20.0)	(60.0)
Total adjustments excluding tax	$27.2	$(29.2)	$59.5	$109.1
Tax adjustment for amortization of intangible assets and goodwill (9)	$4.4	$3.8	$12.2	$11.3
Other tax effects of adjustments above	(3.8)	3.8	(3.3)	(21.1)
Adjusted net income attributable to Invesco Ltd. (11)	$159.2	$155.8	$477.0	$595.4

Average common shares outstanding - diluted	453.1	459.5	457.2	460.0
Diluted EPS	$0.29	$0.39	$0.89	$1.08
Adjusted diluted EPS(12)	$0.35	$0.34	$1.04	$1.29
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
(4) Transaction, integration and restructuring: The company believes it is useful to adjust for the Transaction, integration and restructuring charges in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income, and Adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition and restructuring related charges. Transaction, integration and restructuring costs were zero for the third quarter 2023 due to the completion of our strategic evaluation in the first quarter.
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
(11) The effective tax rate on Adjusted net income attributable to Invesco Ltd. for the three months and nine months ended September 30, 2023 is 23.6% and 24.1%, respectively (for the three months and nine months ended September 30, 2022, it was 28.7% and 25.7%, respectively).
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

Balance Sheet Discussion (1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP and policyholder balances for the reasons outlined in footnote 1 to the table:

	As of September 30, 2023				As of December 31, 2022
Balance sheet information (in millions)	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted
ASSETS
Cash and cash equivalents	$1,241.5	$—	$—	$1,241.5	$1,234.7	$—	$—	$1,234.7
Investments	932.6	528.8	—	1,461.4	996.6	376.8	—	1,373.4
Assets of CIP:
Investments and other assets of CIP	8,870.8	(8,870.8)	—	—	8,735.1	(8,735.1)	—	—
Cash and cash equivalents of CIP	313.6	(313.6)	—	—	199.4	(199.4)	—	—
Assets held for policyholders	408.4	—	(408.4)	—	668.7	—	(668.7)	—
Goodwill and intangible assets, net	15,668.9	—	—	15,668.9	15,698.9	—	—	15,698.9
Other assets (2)	1,995.7	14.8	—	2,010.5	2,223.4	9.8	—	2,233.2
Total assets	$29,431.5	$(8,640.8)	$(408.4)	$20,382.3	$29,756.8	$(8,547.9)	$(668.7)	$20,540.2
LIABILITIES
Liabilities of CIP:
Debt of CIP	$6,981.5	$(6,981.5)	$—	$—	$6,590.4	$(6,590.4)	$—	$—
Other liabilities of CIP	322.3	(322.3)	—	—	329.6	(329.6)	—	—
Policyholder payables	408.4	—	(408.4)	—	668.7	—	(668.7)	—
Debt	1,489.1	—	—	1,489.1	1,487.6	—	—	1,487.6
Other liabilities (3)	3,638.5	—	—	3,638.5	3,838.3	—	—	3,838.3
Total liabilities	$12,839.8	$(7,303.8)	$(408.4)	$5,127.6	$12,914.6	$(6,920.0)	$(668.7)	$5,325.9
EQUITY
Total equity attributable to Invesco Ltd.	$15,253.9	$0.1	$—	$15,254.0	$15,213.6	$0.1	$—	$15,213.7
Noncontrolling interests (4)	1,337.8	(1,337.1)	—	0.7	1,628.6	(1,628.0)	—	0.6
Total equity	16,591.7	(1,337.0)	—	15,254.7	16,842.2	(1,627.9)	—	15,214.3
Total liabilities and equity	$29,431.5	$(8,640.8)	$(408.4)	$20,382.3	$29,756.8	$(8,547.9)	$(668.7)	$20,540.2
____________
(1)    This table includes non-GAAP presentations. Assets of CIP are not available for use by Invesco. Additionally, there is no recourse to Invesco for CIP debt. Policyholder assets and liabilities are equal and offsetting and have no impact on Invesco’s shareholders’ equity.
(2)    Amounts include Accounts receivable, Property, equipment and software, and Other assets.
(3)    Amounts include Accrued compensation and benefits, Accounts payable and accrued expenses, and Deferred tax liabilities.
(4)    Amounts include Redeemable noncontrolling interests in consolidated entities and Equity attributable to nonredeemable noncontrolling interests in consolidated entities.

Cash and cash equivalents

Cash and cash equivalents increased by $6.8 million from $1,234.7 million at December 31, 2022 to $1,241.5 million at September 30, 2023. See “Cash Flows Discussion” in the following section within this Management’s Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Investments

Investments are comprised primarily of the equity method investment in IGW, seed capital and co-investments in affiliated funds, and investments related to the company’s deferred compensation plans.

As of September 30, 2023, the company had $1,001.4 million in seed capital and co-investments (December 31, 2022: $909.2 million), including direct investments in CIP. Total seed capital and co-investments is presented as a helpful measure for investors and represents our total net investment interest including our investment in CIP. The following table reconciles the investments balance to the total seed capital and co-investment balance.

	As of
(in millions)	September 30, 2023	December 31, 2022
Investments	$932.6	$996.6
Net investment in CIP	528.8	376.8
Less: Investments related to deferred compensation plans, joint ventures, and other investments	(460.0)	(464.2)
Total seed capital and co-investments (1)	$1,001.4	$909.2
____________
(1)    Included in the total seed capital and co-investments balance as of September 30, 2023 is $348.3 million of seed capital and $653.1 million of co-investments (December 31, 2022: $305.4 million of seed capital and $603.8 million of co-investments).

Goodwill and intangible assets, net

Goodwill and intangible assets, net decreased from $15,698.9 million at December 31, 2022, to $15,668.9 million at September 30, 2023. The decrease includes amortization of $39.0 million, partially offset by foreign exchange impacts of $9.0 million. If our revenue and operating income continue to be adversely impacted by our AUM mix or unfavorable market conditions, an impairment of goodwill and intangible assets may occur in future periods.

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

Sources of Liquidity by Type

	As of
(in millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$1,241.5	$1,234.7
Available revolver	2,000.0	1,500.0
Total sources of liquidity by type	$3,241.5	$2,734.7

Capital Management

Our capital management priorities have evolved with the growth and success of our business and include, in no particular order of priority: reinvestment in the business, maintaining a strong balance sheet and returning capital to shareholders longer term through a combination of modestly increasing dividends and share repurchases.

The company did not repurchase any of its shares in the open market during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the company repurchased 9.6 million common shares for $150.0 million in the open market. As of September 30, 2023, approximately $382.2 million remained authorized under the company’s common share repurchase authorization approved by the Board on July 22, 2016.

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

We are in compliance with all regulatory minimum net capital requirements. As of September 30, 2023, the company’s minimum regulatory capital requirement was $384.9 million (December 31, 2022: $639.8 million). The decrease was driven by a reduction in regulatory capital requirements as part of a transition into a new regulatory regime in the United Kingdom (Investment Firm Prudential Regime) during the second quarter of 2023. However, there has been no change to the related regulatory liquidity and working capital requirements, and as such, there has not been a material reduction in the level of cash and cash equivalents required outside of the US.

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

The consolidation of $9,184.4 million and $6,981.5 million of assets and debt of CIP as of September 30, 2023, respectively, did not impact the company’s liquidity and capital resources. See Part I, Item 1, Financial Statements - Note 11, “Consolidated Investment Products,” for additional details.

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

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flows information excluding the impact of the cash flows of CIP for the reasons outlined in footnote 1 to the table:

Cash flows information (1)	Nine months ended September 30, 2023			Nine months ended September 30, 2022
(in millions)	U.S. GAAP	Impact of CIP	As Adjusted	U.S. GAAP	Impact of CIP	As Adjusted
Cash and cash equivalents, beginning of the period	$1,434.1	$(199.4)	$1,234.7	$2,147.1	$(250.7)	$1,896.4
Cash flows from operating activities	586.5	227.8	814.3	239.7	452.7	692.4
Cash flows from investing activities	17.3	(189.1)	(171.8)	(238.0)	53.6	(184.4)
Cash flows from financing activities	(475.1)	(153.3)	(628.4)	(798.8)	(468.0)	(1,266.8)
Increase/(decrease) in cash and cash equivalents	128.7	(114.6)	14.1	(797.1)	38.3	(758.8)
Foreign exchange movement on cash and cash equivalents	(7.7)	0.4	(7.3)	(124.0)	10.0	(114.0)
Cash and cash equivalents, end of the period	$1,555.1	$(313.6)	$1,241.5	$1,226.0	$(202.4)	$1,023.6

Cash and cash equivalents	$1,241.5	$—	$1,241.5	$1,023.6	$—	$1,023.6
Cash and cash equivalents of CIP	313.6	(313.6)	—	202.4	(202.4)	—
Total cash and cash equivalents per condensed consolidated statement of cash flows	$1,555.1	$(313.6)	$1,241.5	$1,226.0	$(202.4)	$1,023.6
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

Cash inflows for the nine months ended September 30, 2023, excluding the impact of the consolidation of CIP, was primarily driven by net inflows from changes in payables and receivables due to timing of payments and receipts as compared to net outflows from changes in payables and receivables due to timing of payments and receipts for the nine months ended September 30, 2022 which were partially offset by a decrease of $431.6 million in Operating Income.

Investing Activities

Investing cash outflows for the nine months ended September 30, 2023, excluding the impact of the consolidation of CIP, included Purchase of investments of $118.0 million (nine months ended September 30, 2022: $191.1 million purchases), partially offset by proceeds of $70.2 million from sales and returns of capital of investments (nine months ended September 30, 2022: $126.5 million proceeds). In addition, the company had capital expenditures of $124.0 million for the nine months ended September 30, 2023 (nine months ended September 30, 2022: $119.8 million). Our capital expenditures related principally to technology initiatives related to investments in foundational technology projects as well as facilities costs related to our move to our new Atlanta headquarters.

Financing Activities

Financing cash outflows during the nine months ended September 30, 2023, excluding the impact of the consolidation of CIP, included $267.7 million of common dividend payments for the dividends declared in January, April and July (nine months ended September 30, 2022: common dividends paid of $249.1 million), $177.6 million of preferred dividend payments for dividends declared in January, April and July (nine months ended September 30, 2022: $177.6 million) and the payment of $33.1 million to meet employees’ withholding tax obligations on common share vestings (nine months ended September 30, 2022: $40.1 million). The nine months ended September 30, 2023 also included purchases of common shares through the open market of $150.0 million (nine months ended September 30, 2022 purchases of common shares through the open market of $200.0 million). Financing cash outflows for the nine months ended September 30, 2022 also included the $600.0 million redemption of senior notes.

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

On October 24, 2023, the company announced a third quarter 2023 cash dividend of $0.20 per share, payable on December 4, 2023, to shareholders of record at the close of business on November 10, 2023 with an ex-dividend date of November 9, 2023.

On October 24, 2023, the company announced a preferred dividend of $14.75 per share to the holders of preferred shares, representing the period from September 1, 2023 through November 30, 2023. The preferred dividend is payable on December 1, 2023 to shareholders of record at close of business on November 15, 2023.

The declaration, payment and amount of any future dividends will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The company has a policy of managing dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts.

Debt

The carrying value of our debt at September 30, 2023 was $1,489.1 million (December 31, 2022: $1,487.6 million). See Part I, Item 1, Financial Statements - Note 4, “Debt,” for additional disclosures.

For the nine months ended September 30, 2023, the company’s weighted average cost of debt was 4.28% (nine months ended September 30, 2022: 4.10%).

Financial covenants under the credit facility agreement include: (i) the quarterly maintenance of an Adjusted debt/Earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses (Covenant Adjusted EBITDA) leverage ratio, as defined in the credit facility agreement, of not greater than 3.25:1.00, (ii) an interest coverage ratio (Covenant Adjusted EBITDA/interest payable for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of September 30, 2023, we were in compliance with our financial covenants. At September 30, 2023, our leverage ratio was 0.69:1.00 (December 31, 2022: 0.78:1.00), and our interest coverage ratio was 20.03:1.00 (December 31, 2022: 19.51:1.00).

The September 30, 2023 coverage ratio calculations are as follows:

(in millions)	Total	Q3 2023	Q2 2023	Q1 2023	Q4 2022
Net income attributable to Invesco Ltd.	$596.4	$131.4	$132.2	$145.0	$187.8
Dividends on preferred shares	236.8	59.2	59.2	59.2	59.2
Tax expense	286.3	61.3	65.5	69.9	89.6
Amortization/depreciation	185.0	42.2	47.4	46.8	48.6
Interest expense	71.3	17.3	18.4	18.0	17.6
Common share-based compensation expense	116.9	24.0	32.0	37.8	23.1
Unrealized (gains)/losses from investments, net (1)	(39.5)	18.3	(8.6)	(17.1)	(32.1)
OppenheimerFunds acquisition-related matter recoveries (2)	(25.0)	—	—	—	(25.0)
Covenant Adjusted EBITDA (3)	$1,428.2	$353.7	$346.1	$359.6	$368.8
Adjusted debt (3)	$991.7
Leverage ratio as of September 30, 2023 (Adjusted debt/Covenant Adjusted EBITDA - maximum 3.25:1.00)	0.69
Interest coverage ratio as of September 30, 2023 (Covenant Adjusted EBITDA/Interest expense - minimum 4.00:1.00)	20.03
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
(3)    Covenant Adjusted EBITDA and Adjusted debt are non-GAAP financial measures that are used by management in connection with certain debt covenant calculations under our credit agreement. The calculation of Covenant Adjusted EBITDA above (a reconciliation from Net income attributable to Invesco Ltd.) is defined by our credit facility agreement, and therefore Net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to Covenant Adjusted EBITDA. The calculation of Adjusted debt is defined in our credit facility and equals debt of $1,489.1 million plus $2.7 million in letters of credit less $500.0 million of excess unrestricted cash (cash and cash equivalents less the minimum regulatory capital requirement, not to exceed $500 million).

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

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. All cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of September 30, 2023, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,241.5 million, of which $711.3 million is invested in affiliated money market funds. No more than 10% of our cash and cash equivalent balances is held with any one third-party financial institution. See Part I, Item 1, Financial Statements - Note 2, "Fair Value of Assets and Liabilities," for information regarding cash and cash equivalents invested in affiliated money market funds.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as they become due. The company is exposed to liquidity risk through its $1,489.1 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit facility, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.

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

Common Share Repurchase Plan

The company did not purchase shares in the open market during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the company repurchased 9.6 million common shares for $150.0 million in the open market (three months ended September 30, 2022: none; nine months ended September 30, 2022: 8.9 million common shares for $200.0 million). At September 30, 2023, approximately $382.2 million remains available under the share repurchase authorizations approved by the Board on July 22, 2016.

Off Balance Sheet Commitments

See Part I, Item 1, Financial Statements - Note 10, “Commitments and Contingencies - Legal Contingencies”, for more information regarding undrawn capital commitments.

Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies disclosed in our most recent Forms 10-K and 10-Q for the year ended December 31, 2022 and the three months ended June 30, 2023, respectively. Critical accounting policies are those that require management’s most difficult, subjective or complex judgments and would therefore be deemed the most critical to an understanding of our results of operations and financial condition.

Recent Accounting Standards

See Part I, Item 1, Financial Statements - Note 1, "Accounting Policies - Accounting Pronouncements Recently Adopted.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk and foreign exchange rate risk. There have not been any material changes to the company’s exposures to market risks during the period ended September 30, 2023 that would require an update to the disclosures provided in the most recent Form 10-K.

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

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. See Part I, Item 1, Financial Statements - Note 4, “Debt,” for details of the company’s debt arrangements. As of September 30, 2023, the interest rates on 100.0% of the company’s borrowings were fixed for a weighted average period of 6.2 years, and the company had a zero balance on its floating rate credit facility.

Foreign Exchange Rate Risk

The company has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco.

The company is also exposed to foreign translation risk on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation gains were $1.9 million during the nine months ended September 30, 2023 (nine months ended September 30, 2022: $4.1 million gains) and are included in General and administrative expenses and Other gains/(losses), net on the Condensed Consolidated Statements of Income.

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

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated any change in our internal control over financial reporting that occurred during the nine months ended September 30, 2023 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended September 30, 2023:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (millions)
July 1-31, 2023	22,435	$16.79	—	$382.2
August 1-31, 2023	53,243	$16.17	—	$382.2
September 1-30, 2023	30,217	$15.71	—	$382.2
Total	105,895		—
____________
(1)    An aggregate of 105,895 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.
(2)    At September 30, 2023, a balance of $382.2 million remains available under the share repurchase authorization approved by the Board on July 22, 2016.

Item 5. Other Information

None.

Item 6. Exhibits
Exhibit Index

3.1
Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to Exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2
Fourth Amended and Restated Bye-Laws of Invesco Ltd., incorporated by reference to Exhibit 3.2 to Invesco’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed with the Securities and Exchange Commission on August 2, 2023

3.3
Certificate of Designation for the 5.900% fixed rate non-cumulative perpetual series A preference shares, par value $0.20 per share, of Invesco Ltd. incorporated by reference to Exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2019

22
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
October 31, 2023	/s/ ANDREW R. SCHLOSSBERG
Andrew Schlossberg
President and Chief Executive Officer

October 31, 2023	/s/ L. ALLISON DUKES
L. Allison Dukes
Senior Managing Director and Chief Financial Officer