Form 10-K
period 2023-12-31
Invesco Ltd.
filed 2024-02-21
CIK 914208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
At June 30, 2023, the aggregate market value of the voting stock held by non-affiliates was $6.0 billion, based on the closing price of the registrant's Common Shares, par value U.S. $0.20 per share, on the New York Stock Exchange. At January 31, 2024, the most recent practicable date, the number of Common Shares outstanding was 449,204,268.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant will incorporate by reference information required in response to Part III, Items 10-14 in its definitive Proxy Statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

We include cross references to captions elsewhere in this Annual Report on Form 10-K, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

GLOSSARY OF DEFINED TERMS

Adjusted SOFR	—	Secured Overnight Financing Rate plus 0.10% adjustment
APAC	—	Asia-Pacific
AUM	—	Assets under management
bps	—	Basis points
CEO	—	Chief Executive Officer
CFTC	—	Commodity Future Trading Commission
CIP	—	Consolidated investment products
CISO	—	Chief Information Security Officer
CLOs	—	Collateralized loan obligations
Companies Act	—	Companies Act 1981 of Bermuda
COSO	—	Committee of Sponsoring Organizations of the Treadway Commission
DOL	—	The Department of Labor
Covenant Adjusted EBITDA	—	A financial measure set forth in covenants in our credit agreement, which is defined to be earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses

EMEA	—	Europe, Middle East and Africa
EMIR	—	European Market Infrastructure Regulation
EPS	—	Earnings per share
ERISA	—	Employee Retirement Income Security Act of 1974
ESG	—	Environmental, social and governance
ETFs	—	Exchange-traded funds
EU	—	European Union
FASB	—	Financial Accounting Standards Board
FCA	—	Financial Conduct Authority
GDPR	—	General Data Protection Regulation
GCSO	—	Global Chief Security Officer
GEIP ST	—	2010 Global Equity Incentive Plan ST
IGW or Invesco Great Wall	—	Invesco Great Wall Fund Management Company Limited
LIBOR	—	The London Inter-Bank Offered Rate
MassMutual	—	Massachusetts Mutual Life Insurance Company
NAV	—	Net asset value
NYSE	—	New York Stock Exchange
OECD	—	Organization for Economic Cooperation and Development
PCAOB	—	Public Company Accounting Oversight Board
PIPL	—	Personal Information Protection Law
RIS	—	Retail Investment Strategy
RSAs	—	Restricted stock awards
RSUs	—	Restricted stock units
S&P	—	Standard & Poor's
SEC	—	U.S. Securities and Exchange Commission
SFC	—	Securities Futures Commission of Hong Kong
SFDR	—	Sustainable Finance Disclosure Regulation
SMA	—	Separately Managed Accounts
SOFR	—	Secured Overnight Financing Rate
the company	—	Invesco Ltd. and its consolidated entities
the Parent	—	Invesco Ltd.
Report	—	this Annual Report on Form 10-K
TRS	—	Total return swap
UITs	—	Unit Investment Trusts
U.K.	—	United Kingdom
U.S.	—	United States
U.S. GAAP	—	U.S. Generally Accepted Accounting Principles
UCITS	—	Undertakings for the Collective Investment in Transferable Securities
UTBs	—	Unrecognized tax benefits
VIE	—	Variable interest entity
VOE	—	Voting interest entity
i

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, other public filings and oral and written statements by us and our management, may include statements that constitute “forward-looking statements” within the meaning of the United States (U.S.) securities laws. These statements are based on the beliefs and assumptions of our management and on information available to us at the time such statements are made. Forward-looking statements include information concerning future results of our operations, expenses, earnings, liquidity, cash flows, capital expenditures, and assets under management (AUM) which could differ materially from actual results due to known and unknown risks and other important factors, including, but not limited to, industry or market conditions, geopolitical events and pandemics or health crises and their respective potential impact on the company, acquisitions and divestitures, debt and our ability to obtain additional financing or make payments, regulatory developments, demand for and pricing of our products, the prospects for certain legal contingencies, and other aspects of our business or general economic conditions. In addition, when used in this Report or such other documents or statements, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, are intended to identify forward-looking statements. None of this information should be considered in isolation from, or as a substitute for, historical financial statements.

Forward-looking statements are not guarantees and involve risks, uncertainties and assumptions. There can be no assurance that actual results will not differ materially from our expectations. In most cases, such assumptions will not be expressly stated. We caution investors not to rely unduly on any forward-looking statements.

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
•failure to properly address the increased transformative pressures affecting the asset management industry;
•any inability to adjust our expenses quickly enough to match significant deterioration in markets;
•the effect of fluctuations in interest rates, liquidity and credit markets in the U.S. or globally;
•failure to maintain adequate corporate and contingent liquidity;
•exposure through certain investment products to credits losses in excess of our expectations and risks related to early stage real estate-related companies;
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
•our debt and the limitations imposed by our credit agreement;
•exchange rate fluctuations, especially as against the U.S. Dollar;
•man-made or natural disasters, pandemics or other widespread health crises or other business continuity problems and governmental responses to the same;
•the effect of political, economic or social instability in or involving countries in which we invest or do business (including the effect of terrorist attacks, war and other hostilities);
•impact of climate-change;

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

Summary of Risk Factors

The following is a summary of material risks we are exposed to in the course of our business activities and which could have an adverse effect on our business. It does not contain all of the information that may be important to you and should be read together with the more detailed discussion of risks in Item 1A, Risk Factors.

Risks Related to Market Dynamics and Volatility
•Volatility and disruption in global or regional capital and credit markets, as well as adverse changes in the global economy, could negatively affect our AUM, revenues, net income and liquidity.
•Our revenues and net income would likely be adversely affected by any reduction in AUM as a result of either a decline in market value of such assets or net outflows, each of which would reduce the investment management fees we earn.
•Our revenues and net income from money market and other fixed income assets may be harmed by interest rates, liquidity and credit volatility.
•Our financial condition and liquidity would be adversely affected by losses on our seed capital and co-investments.
•As many of our subsidiary operations are located outside of the U.S. and have functional currencies other than the U.S. Dollar, changes in the exchange rates to the U.S. Dollar impact our reported financial results.

Risks Related to Investment Performance and Competition
•Poor investment performance of our products could reduce the level of our AUM or affect our sales, and negatively impact our revenues and net income.
•Failure to properly address the increased transformative pressures affecting the asset management industry could negatively impact our business.
•Competitive pressures may force us to reduce the fees we charge to clients, which could reduce our profitability.
•Our private market products include investments in private credit, real estate, and equity investments in early-stage real estate-related companies which may expose our investment products, clients and us, to the extent of our investment in such investment products, to risks and liabilities, and us to reputational harm.
•Our investment products, clients and us, to the extent of our investment in such investment products, could incur losses if the allowance for credit losses, including loan and lending-related commitment reserves, of portfolio-level investments is inadequate or if our expectations of future economic conditions deteriorate.
•We may be unable to develop new products and services and the development of new products and services may expose us to additional costs or operational risk.
•The failure or negative performance of products offered by competitors may have a negative impact on similar Invesco products irrespective of our performance.

Risks Related to Talent, Operations and Technology

•Our investment management professionals and other key employees are a vital part of our ability to attract and retain clients, and the loss of key individuals or a significant portion of those professionals could result in a reduction of our AUM, revenues and net income.
•Changes in the distribution channels on which we depend could reduce our net income and hinder our growth.
•Failure to comply with client contractual requirements and/or investment guidelines could result in costs of correction, damage awards and/or regulatory fines and penalties against us and loss of revenues due to client terminations.
•Our investment advisory agreements are subject to termination or non-renewal, and our fund and other investors may withdraw their assets at any time.
•The quantitative models we use and our index tracking investment solutions may contain errors, which could result in financial losses or adversely impact product performance and client relationships.
•Climate change-related risks could adversely affect our business, products, operations and clients, which may cause our AUM, revenue and net income to decline.
•If our reputation is harmed, we could suffer losses in our AUM, revenues and net income.
•The lack of soundness of other financial institutions could adversely affect us or the client portfolios we manage.
•We depend on information technology, and any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities, or those of third parties with which we do business or that facilitate our business activities, including as a result of cyber-attacks, could result in significant limits on our ability to conduct our operations and activities, costs and reputational damage.
•Our ability to manage and grow our business successfully can be impeded by systems and other technological limitations.
•If we are unable to successfully recover from a man-made or natural disaster, health crisis or pandemic or other business continuity problem, we could suffer material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
•Our business is vulnerable to deficiencies and failures in support systems, including data management, and customer service functions that could lead to breaches and errors or reputational harm, resulting in loss of customers or claims against us or our subsidiaries.

Risks Related to Accounting, Capital Management and Liquidity
•The carrying value of goodwill and other intangible assets on our balance sheet could become impaired, which would adversely affect our results of operations.
•Our credit agreement imposes operating covenants that impact our ability to conduct certain activities and, if amounts borrowed under it were subject to accelerated repayment, we might not have sufficient assets or liquidity to repay such amounts in full.
•We issued perpetual preferred stock having a value of approximately $4 billion, which could adversely affect our ability to raise additional capital and may limit our ability to fund other priorities.
•Failure to maintain adequate corporate and contingent liquidity may cause our AUM, revenues and net income to decline, as well as harm our prospects for growth.
•Distribution of earnings of our subsidiaries may be subject to limitations, including net capital requirements.

Risks Related to Strategic Transactions
•We may engage in strategic transactions that could create risks.

Risks Related to our Significant Shareholders
•Future sales of shares of our common stock could adversely impact the trading price of our common stock.
•Massachusetts Mutual Life Insurance Company (MassMutual) has the ability to significantly influence our business, and MassMutual’s interest in our business may be different from that of other shareholders.

Risks Related to Regulatory and Legal Matters
•We operate in an industry that is highly regulated in most countries, and any enforcement action or significant changes in the laws or regulations governing our business or industry could decrease our AUM, revenues, net income and liquidity.
•Civil litigation and governmental investigations and enforcement actions could adversely affect our AUM and future net income and increase our costs of doing business.
•Legislative and other measures that may be taken by governmental authorities could materially increase our tax burden or otherwise adversely affect our net income or liquidity.
•Examinations and audits by tax authorities could result in additional tax payments for prior periods.
•Bermuda law differs from the laws in effect in the U.S. and may afford less protection to shareholders.

•Because we are incorporated in Bermuda, it may be difficult for shareholders to enforce non-monetary judgments against us or any judgment against us or our directors and officers. Shareholders may have to seek independent advice regarding the commencement of proceedings or service of foreign process in Bermuda.
•We have anti-takeover provisions in our Bye-Laws that may discourage a change of control.

General Risk Factors
•Our ability to maintain our credit ratings and to access the capital markets in a timely manner should we seek to do so depends on a number of factors.
•Insurance may not be available at a reasonable cost to protect us from loss or liability.

PART I
Item 1.  Business

Introduction

Invesco Ltd. (the Parent) and its consolidated subsidiaries (collectively, Invesco or the company) is an independent investment management firm dedicated to delivering a superior investment experience. Our comprehensive range of active, passive and alternative investment capabilities has been constructed over many years to help clients achieve their investment objectives. We draw on this comprehensive range of capabilities to provide solutions designed to deliver key outcomes aligned to client needs.

With approximately 8,500 employees and an on-the-ground presence in more than 20 countries, Invesco is well positioned to meet the needs of investors across the globe. We have specialized investment teams managing investments across a broad range of asset classes, investment styles and geographies. For decades, individuals and institutions have viewed Invesco as a trusted partner for a comprehensive set of investment needs. We have a significant presence in the retail and institutional markets within the investment management industry in the Americas, Europe, Middle East and Africa (EMEA) and Asia-Pacific (APAC), serving clients in more than 120 countries. As of December 31, 2023, the firm managed approximately $1.6 trillion in assets for investors around the world.

The key drivers of success for Invesco are long-term investment performance, high-quality client service and effective distribution relationships delivered across a diverse spectrum of investment management capabilities, distribution channels, geographic areas and market exposures. Through our focus on these areas, we seek to deliver better outcomes for clients, generate competitive investment results and positive net flows, and increase AUM and revenues.

We measure relative investment performance by comparing our investment capabilities to competitors' products, industry benchmarks and client investment objectives. Generally, distributors, investment advisors and consultants take into consideration longer-term investment performance (e.g., three-year and five-year performance) in their selection of investment products and recommendations to their clients. Third-party ratings may also influence client investment decisions. We monitor the quality of client service in a variety of ways, including periodic client satisfaction surveys, analysis of response times and redemption rates, competitive benchmarking of services and feedback from investment consultants.

The company is organized under the laws of Bermuda. Our common shares are listed and traded on the New York Stock Exchange (NYSE) under the symbol “IVZ.” We maintain a website at www.invesco.com/corporate. (Information contained on our website shall not be deemed to be part of, or be incorporated into, this document.)

Industry Trends

Trends around the world continue to transform the investment management industry and underscore the need to be well diversified with broad capabilities globally:

Individuals and Institutions expect personalized outcomes and experience.
•Distribution partners are becoming more selective and continuing to maintain fewer relationships and partners, reducing the number of trusted investment managers with whom they work.
•Clients and distribution partners are demanding more from investment managers. While performance remains paramount, competitive pricing, best-in class experience and value-added services (including portfolio analytics and consultative solutions) increasingly differentiate managers.
•The U.S. and China will continue to be the dominant global wealth markets. Global asset management leaders will need a considerable footprint in these markets.

Structural shifts in client portfolio allocations.
•Private market allocations continue to increase and become a meaningful part of retail portfolios, driving industry fee growth as well as innovation and democratization.
•Beta, factor, and index offerings will continue to be core to portfolios in transparent, efficient markets. In this space, clients will demand ease of access and competitive pricing.
•Investors have been selecting active strategies, while placing a high bar on proven superior risk-adjusted returns.
•Investors have been favoring fixed income strategies in response to unpredictable market conditions and the higher interest rate environment.
•Investors have been shifting their investment strategies toward lower fee offerings, and we believe this trend will continue.

Leading asset managers must quickly curate options that solve clients’ problems.
•Investment capabilities will be delivered efficiently and seamlessly using technologies, platforms, and vehicles.
•Investment managers are finding new ways of leveraging data and analytics to create insights that will provide strategic advantage and drive investment, distribution, and operational excellence.
•Winners will invest in talent and skills across new ecosystems, requiring new ways of working and strategic partnerships to drive synergies and scale.

These dynamics are driving fundamental changes within the industry and, we believe, will drive increasing consolidation. We believe the steps we have taken over the past decade strengthened our ability to understand, anticipate and meet client needs and will help ensure Invesco is well-positioned to compete within our industry over the long term.

Strategy

At Invesco, we seek to drive sustainable profitable growth by delivering capabilities that build enduring partnerships and create better outcomes for our clients. The company focuses on four key long-term strategic objectives that are designed to sharpen our focus on client needs, further strengthen our business over time and help ensure our long-term success:

Deliver the excellence our clients expect
•Achieve strong, long-term investment performance.
•Deliver a quality investment process and a frictionless experience with superior engagement.
•Provide advice and solutions to help our clients best manage their portfolios and succeed with their own clients.

Grow high demand investment offerings
•Deliver ahead of clients’ expectations through product innovation, investment styles, and packaging options.
•Focus our offerings at the intersection of high opportunity markets and high demand capabilities.

Create an environment where talented people thrive
•Attract and develop high performing, diverse talent with skills aligned to deliver against business outcomes.
•Create an inclusive and engaging culture that values diversity of thought which enables us to work as one team to deliver better outcomes.

Act like owners for all stakeholders
•Be disciplined stewards of firm resources with a focus on profitable growth.
•Invest in the success of our clients, our shareholders, and ourselves.

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

The following sets forth our major managed investment objectives by asset class:

Equity	Fixed Income	Balanced	Alternatives	Money Market
● Core/Value/Growth Style	● Buy and Hold	● Balanced Risk	● Absolute Return	● Cash Plus
● Custom Solutions	● Convertibles	● Custom Solutions	● Commodities	● Custom Solutions
● Emerging Markets	● Core/Core Plus	● ESG	● Currencies	● Government/Treasury
● Environmental, Social and Governance (ESG)	● Custom Solutions	● Global/Regional	● Custom Solutions	● Prime
● International/Global	● Emerging Markets	● Single Country	● Direct Lending	● Taxable
● Large/Mid/Small Cap	● ESG	● Target Risk	● Distressed Debt	● Tax-Free
● Low Volatility/Defensive	● Government Bonds	● Traditional Balanced	● ESG
● Passive/Enhanced	● High-Yield Bonds		● Financial Structures
● Regional/Single Country	● International/Global		● Global Macro
● Smart Beta/Factor-based	● Investment Grade Credit		● Infrastructure and MLPs
● Thematic/Sector	● Multi-Sector		● Long/Short Equity
	● Municipal Bonds		● Managed Futures
	● Passive/Enhanced		● Multi-Alternatives
	● Regional/Single Country		● Private Real Estate
	● Short/Ultra-Short Duration		● Public Real Estate Securities
	● Smart Beta/Factor-based		● Senior Secured Loans
● Stable Value
● Structured Securities

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

The following lists our primary investment vehicles by distribution channel:

Retail	Institutional
● Closed-end Mutual Funds	● Collective Trust Funds
● Exchange-traded funds (ETFs)	● ETFs
● Individual Savings Accounts	● Institutional Separate Accounts
● Investment Companies with Variable Capital	● Open-end Mutual Funds
● Investment Trusts	● Private Funds
● Open-end Mutual Funds
● Separately Managed Accounts (SMA)
● Société d'investissement à Capital Variable
● Unit Investment Trusts (UITs)
● Variable Insurance Funds

Retail

Retail AUM were $1,042.0 billion at December 31, 2023. We offer retail products within all of the major asset classes. Our retail products are primarily distributed through third-party financial intermediaries, including major wire houses, direct wealth platforms, regional broker-dealers, insurance companies, banks and financial planners in the Americas, and independent brokers and financial advisors, banks and direct wealth platforms in EMEA and APAC.

The Americas and EMEA retail operations rank among the largest by AUM in their respective markets. As of December 31, 2023, Invesco's U.S. retail business, including our ETFs franchise, is among the leading asset managers in the U.S., and Invesco's retail business in EMEA is among the largest non-proprietary investment managers in the retail channel. In addition, Invesco Great Wall Fund Management Company Limited (IGW or Invesco Great Wall), our joint venture in China, is one of the largest Sino-foreign managers of equity products in China, with total AUM of approximately $83.6 billion at December 31, 2023. We provide our retail clients with one of the industry's most robust and comprehensive product lines.

Institutional

Institutional AUM were $543.3 billion at December 31, 2023. We offer a broad suite of domestic and global strategies, including traditional and quantitative equities, fixed income (including money market funds for institutional clients), real estate, financial structures and absolute return strategies. Regional sales forces distribute our products and provide services to clients and intermediaries around the world. We have a diversified client base that includes major public and private entities, unions, non-profit organizations, endowments, foundations, pension funds, financial institutions and sovereign wealth funds. Invesco's institutional money market funds serve some of the largest financial institutions, government entities and companies in the world.

AUM Diversification

One of Invesco's competitive strengths is the diversification of AUM by client domicile, distribution channel and asset class. We serve clients in more than 120 countries. The following tables present a breakdown of AUM by client domicile, distribution channel and asset class as of December 31, 2023. Additionally, the fourth table below illustrates the split of our AUM as Passive and Active. Passive AUM include index-based ETFs, UITs, non-management fee earning AUM and other passive mandates. Active AUM are total AUM less Passive AUM. See the company's disclosures regarding the changes in AUM for the year ended December 31, 2023 in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Assets Under Management” for additional information regarding the changes in AUM.

By Client Domicile
(in billions)	Total	1-Yr Change
☐ Americas	$1,133.9	13.5%
☐ EMEA	215.9	15.9%
☐ APAC	235.5	5.4%
Total	$1,585.3

By Distribution Channel
(in billions)	Total	1-Yr Change
☐ Retail	$1,042.0	19.5%
☐ Institutional	543.3	1.2%
Total	$1,585.3

By Asset Class
(in billions)	Total	1-Yr Change
☐ Equity	$823.7	29.3%
☐ Fixed Income	325.7	3.8%
☐ Balanced	62.7	(6.6)%
☐ Money Market	192.7	(5.3)%
☐ Alternatives	180.5	(3.9)%
Total	$1,585.3

Active vs. Passive
(in billions)	Total	1-Yr Change
☐ Active	$985.3	0.9%
☐ Passive	600.0	38.6%
Total	$1,585.3

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

We believe that diversity and inclusion are good for business. We are committed to further strengthening diversity at all levels and in all functions across our global business. Increasing representation of women and diverse employees remains a focus for Invesco, as does building a more inclusive work environment. All employees are required to take periodic unconscious bias training. Our employees are also encouraged to participate in any of our various employee resource groups where employees with diverse backgrounds, experiences and perspectives can connect. Our employee resource groups are sponsored by senior leaders and are designed by employees, for employees.

As of December 31, 2023, the company had 8,489 (December 31, 2022: 8,611) employees with an on-the-ground presence in over 20 countries. Our employees are not covered under collective bargaining agreements.

The company is committed to reducing our impact on the environment. Across Invesco offices, we carefully manage our operational activities with a focus on using natural resources wisely, increasing efficiencies wherever possible and providing a safe and healthy workplace for employees and visitors. This is the foundation of our environmental, health and safety management approach.

Competition

The investment management business is highly competitive, with points of differentiation including investment performance, fees, range of products offered, brand recognition, business reputation, financial strength, depth and continuity of relationships and quality of service. We compete with a large number of investment management firms, commercial banks, investment banks, broker-dealers, hedge funds, insurance companies and, increasingly, firms outside the traditional financial services industry, such as technology providers. Many of these competitors have greater financial resources and higher brand recognition than Invesco. However, we believe our experience as a trusted partner to clients, the quality and diversity of our investment capabilities, product types and channels of distribution, and our commitment to innovation enable us to compete effectively in the global investment management business. There are few independent investment managers with teams as globally diverse as Invesco's and the same breadth and depth of investment capabilities and vehicles. We offer multiple investment objectives within the various asset classes and products that we manage. We also believe being an independent investment manager is a competitive advantage, as our business model avoids conflicts that are inherent within institutions that both manage and distribute and/or service those products. Lastly, we believe continued execution against our strategic objectives will further strengthen our long-term competitive position.

Management Contracts

We derive substantially all of our revenues from investment management contracts. Fees vary with the type of assets being managed, with higher fees earned on actively managed equity and balanced accounts, along with real estate and other alternative asset products, and with lower fees earned on fixed income, money market and stable value accounts, and ETFs. Investment management contracts are generally terminable upon thirty or fewer days' notice. Typically, retail investors may withdraw their funds at any time without prior notice and institutional clients may elect to terminate their relationship with investment managers or reduce the aggregate amount of AUM with very short notice periods.

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

Our framework leverages two governance structures: (i) our Global Investment Risk and Performance Committee oversees the management of core investment risks; and (ii) our Enterprise Risk Management Committee oversees the management of all other business- and strategy-related risks. A network of regional, business unit and risk-specific management committees, with oversight by the Enterprise Risk Management Committee, provides ongoing identification, assessment, management, monitoring, and reporting of existing and emerging risks across all domains of our business.

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

In recent years, capital and credit markets have experienced substantial volatility. In this regard:

•In the event of extreme circumstances, including an economic, political or business crisis, such as a widespread systemic failures or disruptions in the global or regional financial systems or failures of firms that have significant obligations as counterparties on financial instruments, we may suffer significant declines in AUM and severe liquidity or valuation issues in managed investment products in which client and company assets are invested, all of which would adversely affect our operating results, financial condition, liquidity, credit ratings, ability to access capital markets and ability to retain and attract key employees. Additionally, these factors could impact our ability to realize the carrying value of our goodwill and other intangible assets.
•Illiquidity and/or volatility of the global or regional risk asset markets could negatively affect our ability to manage investment products in which client and company assets are invested or client inflows and outflows or to timely meet client redemption requests.
•Uncertainties regarding geopolitical developments, such as nation state sovereignty, border disputes, diplomatic developments, social instability or changes in governmental policies, can produce volatility in global financial markets and regulatory environments. This volatility, including volatility arising from tensions between the U.S. and China, may impact the level and composition of our AUM and also negatively impact investor sentiment, which could result in reduced or negative flows.
•Changes to tax, tariff and import/export regulations and economic sanctions may have a negative effect on global or regional economic conditions, financial markets and our business. Any changes with respect to trade policies, treaties, taxes, government regulations and tariffs, or the perception that any of these changes could occur, may have a material adverse effect on global or regional economic conditions and the stability of global financial markets and may significantly reduce global trade or trade between certain nations. Given we are a global business, we could be more adversely affected than others by such market uncertainties.

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

Redemptions and other withdrawals from, or shifting among, client portfolios. These changes could be caused by investors reducing their investments in client portfolios in general or in the market segments in which we focus; investors taking profits from their investments; and portfolio risk characteristics, which could cause investors to move assets to other investment managers. Furthermore, the fees we earn vary with the types of assets being managed, with higher fees earned on actively managed equity and balanced accounts, alternative asset products, and lower fees earned on fixed income, stable value accounts and passively managed products. Our revenues and net income may decline further if clients continue to shift their investments to lower fee accounts.

Our revenues and net income from money market and other fixed income assets may be harmed by interest rates, liquidity and credit volatility.
Central banks, such as the Federal Reserve, are maintaining relatively high interest rates after numerous hikes in interest rates during 2022 and early 2023 in response to the increase in inflation, which has negatively impacted and may materially and negatively continue to affect the value of the assets that we manage. Certain institutional investors using money market products and other short-term duration fixed income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields. These redemptions would reduce AUM, thereby reducing our revenues and net income. If securities within a money market portfolio default or investor redemptions force the portfolio to realize losses, there could be negative pressure on its net asset value (NAV). Although money market investments are not guaranteed instruments, the company might decide, under such a scenario, that it is in its best interest to provide support in the form of a support agreement, capital infusion or other methods to help stabilize a declining NAV, which may have an adverse impact on our profitability. Additionally, we have investments in fixed income assets, including collateralized loan obligations (CLOs), real estate-related loans, commercial loans and seed capital in fixed income funds, the valuation of which could change with changes in interest and default rates. Declines in the values of AUM could lead to reduced revenues and net income as management fees are generally calculated based upon the size of AUM.

Our financial condition and liquidity would be adversely affected by losses on our seed capital and co-investments.
The company has investments in managed investment products that invest in a variety of asset classes, including equities, fixed income products, commodities, derivatives, other similar financial instruments, and alternative investment products. Investments in these products are generally made to establish a track record, meet purchase size requirements for trading blocks or demonstrate economic alignment with other investors in our funds. Adverse market conditions may result in the need to write down the value of these seed capital and co-investments, which may adversely affect our results of operations or liquidity. As of December 31, 2023, we had approximately $956.0 million in seed capital and co-investments.

As many of our subsidiary operations are located outside of the U.S. and have functional currencies other than the U.S. Dollar, changes in the exchange rates to the U.S. Dollar impact our reported financial results.

The largest component of our net assets, revenues and expenses, as well as our AUM, is presently denominated in U.S. Dollars. However, we have a large number of subsidiaries outside of the U.S. whose functional currencies are not the U.S. Dollar. As a result, fluctuations in the exchange rates to the U.S. Dollar impact our reported financial results. Consequently, significant strengthening of the U.S. Dollar relative to the United Kingdom (U.K.) Pound Sterling, Euro, Chinese RMB, Japanese Yen or Canadian Dollar, among other currencies, could have a material negative impact on our reported financial results.

Risks Related to Investment Performance and Competition

Poor investment performance of our products could reduce the level of our AUM or affect our sales, and negatively impact our revenues and net income.

Our investment performance is critical to the success of our business. Strong investment performance often stimulates sales of our products. Poor investment performance (on a relative or absolute basis) as compared to third-party benchmarks or competitive products has in the past led, and could in the future lead, to a termination of investment management agreements, a decrease in sales of our products and stimulate redemptions from existing products, each of which could lower the overall level of AUM, reduce our management fees and negatively impact our revenues and net income. There is no assurance that past or present investment performance in our products will be indicative of future performance. If we fail, or appear to fail, to address successfully and promptly the underlying causes of any poor investment performance, we may be unsuccessful in reversing such under performance, which could result in client loss or redemptions and the loss of future business prospects, both of which would negatively impact our revenues and net income.

Failure to properly address the increased transformative pressures affecting the asset management industry could negatively impact our business.

The asset management industry is facing transformative pressures and trends from a variety of different sources, including increased fee pressure; a continued shift away from actively managed fundamental equities and fixed income strategies towards alternative, passive index and smart beta strategies; increased demands from clients and distributors for client engagement and services; a trend towards institutions concentrating on fewer relationships and partners and reducing the number of investment managers they work with; increased regulatory activity and scrutiny of many aspects of the asset management industry, including ESG practices and related matters, transparency/unbundling of fees, inducements, conflicts of interest, capital, liquidity, solvency, leverage, operational risk management, controls and compensation; addressing the key emerging markets in the world, such as China and India, which often have populations with different needs, preferences and horizons than the more developed U.S. and European markets; advances in technology and digital wealth and distribution tools and increasing client interest in interacting digitally with their investment portfolios; and growing crypto asset markets that remain subject to substantial volatility and significant regulatory uncertainty. As a result of these trends and pressures, the asset management industry is facing an increased level of disruption. If we are unable to adapt our strategy and business to adequately address these trends and pressures, we may be unable to satisfactorily meet client needs, our competitive position may weaken, and our AUM, revenues, and net income may be adversely affected.

Competitive pressures may force us to reduce the fees we charge to clients, which could reduce our profitability.

The investment management business is highly competitive, and we compete based on a variety of factors, including investment performance, range of products offered, brand recognition, business reputation, financial strength, stability and continuity of client and financial intermediary relationships, quality of service, level of fees charged for services and the level of compensation paid and distribution support offered to financial intermediaries. We continue to face market pressures regarding fee levels in many products, including low fee, passively managed products that compete with our actively managed products.

Our competitors include many investment management firms and other financial institutions. Some of these institutions have greater capital and other resources, and offer more comprehensive lines of products and services, than we do. There are relatively few barriers to entry by new investment management firms, and the successful efforts of new entrants around the world have also resulted in increased competition. Further, our competitors may increase their market share to our detriment by reducing fees. The increasing size and market influence of certain distributors of our products and of certain direct competitors may have a negative impact on our ability to compete at the same levels of profitability in the future.

In addition, technology is subject to rapid advancements and changes and our competitors may, from time to time, implement newer technologies or more advanced platforms for their services and products, including digital advisers, low cost, high speed financial applications and services and investment platforms based on artificial intelligence and other advanced electronic systems, which could adversely affect our business if we are unable to remain competitive.

Our private market products include investments in private credit, real estate, and equity investments in early-stage real estate-related companies which may expose our investment products, clients and us, to the extent of our investment in such investment products, to risks and liabilities, and us to reputational harm.

Our private market products include investments in private credit, real estate, and equity investments in early-stage real estate-related companies that may expose our investment products, clients and us, to the extent of our investment in such investment products, to risks and liabilities that are inherent in the ownership, management and operation of such investments. These may include:

•risks related to the potential illiquidity, valuation and disposition of such investments;
•risks related to emerging and less established companies that have, among other things, short operating histories, not yet achieved or sustained profitability, new technologies and products, nascent control functions, quickly evolving markets and limited financial resources;
•construction risks, including as a result of force majeure, labor disputes or work stoppages, shortages of material or interruptions to the availability of necessary equipment;
•credit risks, including interest-rate movements and an issuer’s ability to make principal and interest payments on the debt it issues;
•    risks related to investment in “distressed” securities, including abrupt and erratic market movements and above-average price volatility;
•     risks associated with a lack of diversification, such that any adverse change in one or a small number of issuers could have a material adverse effect on an investment product’s or client’s investments;
•accidents, pandemics, health crises or catastrophic events, climate-related risks, including greater frequency or intensity of adverse weather and natural disasters, that are beyond our control;
•personal injury or property damage;
•risks relating to the use of leverage, including as a result of increasing interest rates or an inability to timely obtain and effectively deploy leverage;
•failures on the part of third-party managers, service providers or sub-contractors appointed in connection with investments or projects to adequately perform their contractual duties or operate in accordance with applicable laws;
•exposure to stringent and complex foreign, federal, state and local laws, ordinances and regulations, including those related to private fund advisers, financial crime, permits, government contracting, conservation, exploration and production, lending, tenancy, occupational health and safety, foreign investment and environmental protection;
•environmental hazards;
•changes to the supply and demand for properties and/or tenancies;
•risks related to the availability, cost, coverage and other limitations on insurance;
•the financial resources of tenants or loan counterparties; and
•contingent liabilities on disposition of investments.

The above risks may expose our investment products, clients and us, to the extent of our investment in such investment products, to expenses and liabilities, including costs associated with delays or remediation and increased legal or regulatory costs, all of which could impact the returns earned by our investment products and clients.

These risks could also result in direct liability for us by exposing us to losses, regulatory sanctions or litigation, including claims for compensatory or punitive damages. In addition, market conditions may change during the course of real estate development projects in which our investment products and clients invest that make such developments less attractive than at the time it was commenced and potentially harm the investment returns of our investment products and clients and us, to the extent of our investment in such investment products.

The occurrence of any such events may expose us to reputational harm, or cause our AUM, revenues and net income to decline.

Our investment products, clients and us, to the extent of our investment in such investment products, could incur losses if the allowance for credit losses, including loan and lending-related commitment reserves, of portfolio-level investments is inadequate or if our expectations of future economic conditions deteriorate.

When our investment products or clients loan money, commit to loan money, provide credit or enter into a credit-related contract or mortgage loan with a counterparty, our investment products, client and us, to the extent of our investment in such investment products, incur credit risk, or the risk of loss if the borrower or counterparty does not timely repay their loans or fail to perform according to the terms of their agreements. The revenues and profitability of investment products and clients may be subordinated (and thus exposed to the first level of default risk) or otherwise subject to substantial credit risks. Certain investments have a comparatively higher degree of risk of a loss of capital and may not show any return for a considerable period of time, including second lien debt.

The revenues and profitability of investment products, clients and us, to the extent of our investment in such investment products, are adversely affected when borrowers and counterparties default, in whole or in part, on their obligations or when there is a significant deterioration in the credit quality of the loan portfolio. Certain debt-related holdings may be difficult or impossible to dispose of readily at what we believe to be a fair price. Investment products and clients can have exposure to lower-rated instruments and securities, which generally reflects a greater possibility that adverse changes in the financial condition of the borrower or in general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings) or both may impair the ability of the borrower to make payment of principal and interest.

Current and future market and economic developments may increase default and delinquency rates and negatively impact the quality of the credit portfolio. Although our estimates contemplate current conditions and how we expect them to change over the life of the investment portfolio, it is reasonably possible that actual conditions could be worse than anticipated, which could cause our revenues and net income to decline.

We may be unable to develop new products and services and the development of new products and services may expose us to additional costs or operational risk.

Our financial performance depends, in part, on our ability to develop, market and manage new investment products and services. The development and introduction of new products and services requires continued innovative efforts on our part and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements. New products often must be in the market place for three or more years in order to generate the track records required to attract significant AUM inflows. Increasingly, clients and intermediaries are looking to investment managers to be able to deliver investment outcomes tailored to particular circumstances and needs, and to augment traditional investment management products and services with additional value-added services. A failure to continue to innovate and introduce successful new products and services or to manage effectively the risks associated with such products and services may impact our market share relevance and may cause our AUM, revenues and net income to decline.

The failure or negative performance of products offered by competitors may have a negative impact on similar Invesco products irrespective of our performance.

Many competitors offer similar products to those offered by us, and the failure or negative performance of competitors’ products could lead to a loss of confidence in similar Invesco products, irrespective of the performance of our products. Any loss of confidence in a product type could lead to withdrawals, redemptions and liquidity issues in such products, which could have a material adverse effect on our AUM, revenues and net income or liquidity.

Risks Related to Talent, Operations and Technology

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

We sell substantially all of our retail investment products through a variety of third-party financial intermediaries. Increasing competition for these distribution channels could cause our distribution costs to rise, which would lower our net income. Certain of the third-party intermediaries upon whom we rely to distribute our investment products also sell their own competing proprietary investment products, which could limit the distribution of our products and certain distributors may demand higher levels of revenue sharing. Similarly, particularly in the U.S., certain distributors have substantially reduced the number of investment funds they make available to their customers. If a material portion of our distributors were to substantially narrow their product offerings, it could have a significant adverse effect on our AUM, revenues and net income. More broadly, in both retail and institutional channels, intermediaries (distribution firms and consultants) are seeking to reduce the number of investment management firms they do business with. While this offers opportunities to the company to have broader and deeper relationships with firms that continue to do business with us, it also poses risks of additional lost business if a particular firm chooses to stop or significantly reduce its business relationship with the company. Any failure to maintain strong business relationships with these intermediaries due to any of the above-described factors would impair our ability to sell our products, which in turn could have a negative effect on our AUM, revenues and net income.

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

Failure to comply with client contractual requirements and/or investment guidelines could result in costs of correction, damage awards and/or regulatory fines and penalties against us and loss of revenues due to client terminations.

Many of the investment management agreements under which we manage assets or provide products or services specify investment guidelines or requirements, such as adherence to investment restrictions or limits, that we are required to observe in the provision of our services. Laws and regulations impose similar requirements for certain investment products. A failure to comply with these guidelines or requirements could result in damage to our reputation or in our clients seeking to recover losses, withdrawing their assets or terminating their contracts. Regulators likewise may commence enforcement actions for violations of such requirements, which could lead to fines and penalties against the company, which could cause our AUM, revenues and net income to decline. We maintain various compliance procedures and other controls to seek to prevent, detect and correct such errors. Significant errors by the company could impact our reputation, AUM, revenues, net income or liquidity.

Our investment advisory agreements are subject to termination or non-renewal, and our fund and other investors may withdraw their assets at any time.

Substantially all our revenues are derived from investment management agreements. Investment management agreements are generally terminable upon 30 or fewer days' notice. Agreements with U.S. registered funds may be terminated with notice, or terminated in the event of an “assignment” (as defined in the U.S. Investment Company Act of 1940, as amended), and must be renewed annually by the disinterested members of each fund's Board of Trustees or Directors, as required by law. In addition, the Boards of Trustees or Directors of certain other funds generally may terminate these investment management agreements upon written notice for any reason. Open-end registered fund and unit trust investors may generally withdraw their funds at any time without prior notice. Institutional clients may elect to terminate their relationships with us or reduce the aggregate amount of AUM, generally on short notice. Any termination of or failure to renew a significant number of these agreements, or any other loss of a significant number of our clients or AUM, would adversely affect our revenues, net income, and liquidity.

The quantitative models we use and our index tracking investment solutions may contain errors, which could result in financial losses or adversely impact product performance and client relationships.

We use various quantitative models to support investment decisions and investment processes, including those related to portfolio management, portfolio risk analysis, and client investment guidance. While we maintain controls to seek to prevent, detect and correct any errors, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Any errors in the underlying models or model assumptions could have unanticipated and adverse consequences on our business and reputation. These risks may be heightened by the rapid growth and complexity of new models, evolving data sets and standards, and market volatility. In addition, we offer index tracking investment solutions for our passive products, and any errors or disruptions in our ability to accurately track a subject index could materially adversely affect our business or reputation, which would adversely affect our AUM, revenues, net income, and liquidity.

Climate change-related risks could adversely affect our business, products, operations and clients, which may cause our AUM, revenue and net income to decline.

Our business and those of our clients could be impacted by climate change-related risks. Climate change may present risk to us through changes in the physical climate or from the climate change-related legislative and regulatory initiatives and the transition to a lower-carbon economy. Climate-related physical risks arise from the direct impacts of a changing climate, such as extreme weather events and changes in temperature, which may damage infrastructure and facilities as well as disrupt connectivity or supply chains. Impacts associated with climate change-related legislative and regulatory initiatives and the transition to a low carbon economy may result in operational changes and additional expenditures that could adversely affect us. Our reputation and business prospects may also be damaged if we do not, or are perceived not to, effectively prepare for the potential business and operational opportunities and risks associated with climate change, including the development and marketing of effective and competitive new products and services designed to address certain clients’ climate risk-related investment objectives. These risks include negative market perception, diminished sales effectiveness and regulatory and litigation consequences associated with greenwashing claims or driven by association with certain clients, industries or products that may be inconsistent with our other clients’ ESG priorities or stated positions on climate change issues.

If our reputation is harmed, we could suffer losses in our AUM, revenues and net income.

Our business depends on earning and maintaining the trust and confidence of clients, other market participants and regulators, and our good reputation is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries, investigations or findings of wrongdoing, intentional or unintentional misrepresentation of our products and services in regulatory filings, product literature, advertising materials, public relations information, social media or other external communications, operational failures (including portfolio management errors or cyber breaches), employee dishonesty or other misconduct and rumors, among other things, can substantially damage our reputation, even if they are baseless or eventually satisfactorily addressed.

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

We have policies, procedures and controls that are designed to address and manage these risks; however, even effective procedures and controls can only provide reasonable assurance of achieving their objectives. If our policies, procedures or controls fail, our reputation could be damaged. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, and lead to a reduction in the amount of our AUM, any of which could have a material adverse effect on our revenues, net income or liquidity.

The lack of soundness of other financial institutions could adversely affect us or the client portfolios we manage.

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

We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the effectiveness of our information and cyber security infrastructure, policies, procedures and capabilities to protect our technology and digital systems and the data that reside on or are transmitted through them, including data provided by third parties that is significant to portions of our business and products. We use our technology to, among other things, manage and trade portfolio investments, obtain securities pricing information, process client transactions, protect the privacy of clients', employees' and business partners' data, support our other operations and provide other services to our clients.

In recent years, several financial services firms suffered cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of confidential data, litigation and regulatory enforcement actions and reputational harm. Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level. Our status as a global financial institution and the nature of our client base may enhance the risk that we are targeted by such cyber threats. Although we take protective measures, including measures to effectively secure information through system security technology, have many controls, processes, digital backup and recovery processes in place, and seek to continually monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption, our technology systems may still be vulnerable to unauthorized access as a result of an external attack, actions by employees or vendors with access to our systems, computer malware or other events that have a security impact and that result in the disclosure or release of confidential information inadvertently or through malfeasance, or result in the loss (temporarily or permanently) of data, applications or systems. The third parties with which we do business or which facilitate our business activities, including financial intermediaries and technology infrastructure, data storage and service providers, are also susceptible to the foregoing risks (including those related to the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities may therefore be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology or infrastructure institutions or intermediaries with whom we or they are interconnected or conduct business. Further, third-party service providers may have limited indemnification obligations to us in the event a cyber incident causes us to incur loss or damages.

A breach of our technology systems could damage our reputation and could result in the unauthorized disclosure or modification or loss of sensitive or confidential information (including client data); unauthorized disclosure, modification or loss of proprietary information relating to our business; inability to process client or company transactions and processes; breach and termination of client contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the breach, including damage to systems and recovery of lost data; additional security costs to mitigate against future incidents; regulatory actions (including fines and penalties, which could be material) and litigation costs resulting from the incident. Such consequences could have a negative effect on our AUM, revenues and net income.

Our ability to manage and grow our business successfully can be impeded by systems and other technological limitations.

Our continued success in effectively managing and growing our business depends on our ability to integrate our varied accounting, financial, information and operational systems on a global basis. Moreover, adapting or developing the existing technology systems we use to meet our internal needs, as well as client needs, industry demands and new regulatory requirements, is also critical for our business. The introduction of new technologies, such as our State Street Alpha platform, presents new challenges and new potential risks to us. On an ongoing basis, we need to upgrade and improve our technology, including our data processing, financial, accounting, shareholder servicing and trading systems. Implementing any such upgrades, updates or other changes or replacements for our systems may be expensive and time-consuming, could divert management’s focus away from core business activities and may adversely affect our business if additional or unanticipated time or resources are necessary to complete any such changes to our systems. If the updated or new systems, such as our State Street Alpha platform, do not operate as anticipated or if other unforeseen issues arise with the transition to the new or updated systems it may adversely affect our business. Further, we also must be proactive and prepared to implement new technology when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. These needs could present operational issues or require significant capital and may require us to reevaluate the current value and/or expected useful lives of the technology we use, which could negatively impact our AUM, revenues, net income and liquidity.

If we are unable to successfully recover from a man-made or natural disaster, health crisis or pandemic or other business continuity problem, we could suffer material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

If we were to experience a man-made or natural disaster, health crisis or pandemic, such as new variant of COVID-19, or other business continuity problem, our continued success will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we believe our operational size, multiple office locations and our existing back-up systems should mitigate adverse impacts. Nevertheless, given our global presence, we could still experience near-term operational problems with regard to particular areas of our operations. Although we seek to regularly assess and improve our existing business continuity plans, a major disaster, a disaster that affected certain important operating areas, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

The extent to which our business, revenues, AUM and net income are affected by a future pandemic or a new variant of COVID-19 will largely depend on new events or future developments, which cannot be accurately predicted and are uncertain, including the duration, severity and the length of time it will take for the economy to recover from the negative impacts on human capital and potentially more permanent impacts on how we operate and serve our clients.

Our business is vulnerable to deficiencies and failures in support systems, including data management, and customer service functions that could lead to breaches and errors or reputational harm, resulting in loss of customers or claims against us or our subsidiaries.

In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing and trust, custody and other fiduciary services and portfolio management software services. We must properly perform our responsibilities associated with the forgoing services, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily NAV computations, account reconciliations and required distributions to fund shareholders. The ability to consistently and reliably perform such services is essential to our continuing success. Certain types of securities may experience liquidity constraints that could impact fair value pricing, which is dependent on certain subjective judgments that have the potential to be challenged. Any delays or inaccuracies in obtaining pricing information, processing transactions or reports, other breaches and errors and/or any inadequacies in customer service, could result in reimbursement obligations or other liabilities, or alienate clients or distributors and/or claims against us. Our ability to conduct any of the foregoing actions is highly dependent on communications and information systems and on third-party service providers and their related technology systems and platforms. Certain of these processes involve a degree of manual input, and thus errors could occur. In addition, our operations and processes rely on commercially available data provided by third parties as well as providers of services, including technology services, and operating errors, process failures or failures to comply with data usage requirements with respect to these service providers may adversely impact us. Our data providers commonly disclaim the accuracy and completeness of data and we do not have the ability to validate or verify the accuracy and completeness of commercially sourced datasets. Our failure to properly perform and monitor our operations, including data management, or our otherwise suffering deficiencies and failures in these systems or service functions due to a failure of a third-party service provider or other key vendor could result in material financial loss or costs, regulatory actions, breach of client contracts, reputational harm or legal claims and liability, which in turn could have a negative effect on our AUM, revenues and net income.

Risks Related to Accounting, Capital Management and Liquidity

The carrying value of goodwill and other intangible assets on our balance sheet could become impaired, which would adversely affect our results of operations.

We have goodwill and indefinite-lived intangible assets on our balance sheet that are subject to annual impairment reviews. We also have definite-lived intangible assets on our balance sheet that are subject to impairment testing. Goodwill and intangible assets totaled $8,691.5 million and $5,848.1 million, respectively, at December 31, 2023. We recorded a non-cash impairment of $1,248.9 million related to our indefinite-live intangible assets related to acquired management contracts of U.S. retail mutual funds during the 12 months ended December 31, 2023, and we may not realize the full value of our remaining goodwill and indefinite-lived intangible assets. We perform impairment reviews of these assets on an annual basis, or more frequently if impairment indicators are present. A variety of factors can result in impairment. Should the fair value be less than the carrying amount of either the goodwill or intangible assets, a write-down of the related assets would occur, adversely affecting our net income for the period. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Goodwill” and “- Intangibles,” for additional details of our impairment analysis process.

Our credit agreement imposes operating covenants that impact our ability to conduct certain activities and, if amounts borrowed under it were subject to accelerated repayment, we might not have sufficient assets or liquidity to repay such amounts in full.

Our credit agreement requires us to maintain specified financial ratios, including maximum debt-to-earnings and minimum interest coverage ratios. The credit agreement also contains customary affirmative operating covenants and negative covenants that, among other things, restrict certain of our subsidiaries' ability to incur debt and restrict our ability to transfer assets, merge, make loans and other investments and create liens. The breach of any covenant could result in a default under the credit agreement. In the event of any such default, lenders that are party to the credit agreement could refuse to make further extensions of credit to us and require all amounts borrowed under the credit agreement, together with accrued interest and other fees, to be immediately due and payable. If any indebtedness under the credit agreement were subject to accelerated repayment and if we had at that time a significant amount of outstanding debt under the credit agreement, we might not have sufficient liquid assets to repay such indebtedness in full.

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

Failure to maintain adequate corporate and contingent liquidity may cause our AUM, revenues and net income to decline, as well as harm our prospects for growth.

Our ability to meet anticipated cash needs depends upon a number of factors, including our creditworthiness and ability to generate operating cash flows. Failure to maintain adequate liquidity could lead to unanticipated costs and force us to revise existing strategic and business initiatives. Our access to equity and debt markets on reasonable terms may be limited by adverse market conditions, including tax and interest rates, a reduction in our long- or short-term credit ratings, or changes in government regulations. Failure to obtain funds and/or financing, or any adverse change to the cost of obtaining such funds and/or financing, may cause our AUM, revenues and net income to decline, curtail our operations and limit or impede our prospects for growth.

Distribution of earnings of our subsidiaries may be subject to limitations, including net capital requirements.

Substantially all of our operations are conducted through our subsidiaries. As a result, our cash flow and ability to fund operations are dependent upon the earnings of our subsidiaries and the distribution of earnings, intercompany loans or other payments by our subsidiaries to us. Any payments to us by our subsidiaries could be subject to statutory, regulatory or contractual restrictions and are contingent upon our subsidiaries' earnings and business or regulatory considerations. For example, certain of our subsidiaries are required under applicable laws and regulations to maintain appropriate levels of capital. Our financial condition or liquidity could be adversely affected if certain of our subsidiaries are unable to distribute funds to us.

All of our regulated European Union (EU) and U.K. subsidiaries are subject to capital requirements under applicable EU and U.K. requirements, and we maintain capital within this European sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. As of December 31, 2023, our minimum regulatory capital requirement was $395.8 million. Complying with our regulatory commitments may result in an increase in the capital requirements applicable to the European sub-group. Finally, as a result of regulatory requirements, certain of these subsidiaries may be required to limit their dividends to the company.

Risks Related to Strategic Transactions

We may engage in strategic transactions that could create risks.

We regularly review, and from time-to-time engage in strategic transactions, some of which may be material. Strategic transactions also pose the risk that any business we acquire may lose customers or employees or could underperform relative to expectations. We could also experience financial or other setbacks if potential or actual acquisitions or divestitures encounter unanticipated problems, including problems related to closing or integration. Following the completion of a strategic acquisition, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, to the acquired business for a period of time. There can be no assurance that such sellers will do so in a manner that is acceptable to us.

Risks Related to our Significant Shareholders

Future sales of shares of our common stock could adversely impact the trading price of our common stock.

If our significant shareholders sell substantial amounts of our common stock or express an intention to sell, or there is the perception that such sales may occur, such actions could have a significant impact on our common share trading price. In addition, if we sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be negatively impacted.

Massachusetts Mutual Life Insurance Company (MassMutual) has the ability to significantly influence our business, and MassMutual’s interest in our business may be different from that of other shareholders.

MassMutual is entitled to designate an individual to serve on our board so long as it beneficially owns at least (i) 10% of our issued and outstanding shares of common stock or (ii) 5% of our issued and outstanding shares of common stock and $2.0 billion in aggregate liquidation preference of our Series A preferred shares. Additionally, we are not permitted to take certain actions without the prior written approval of MassMutual, including making certain changes in our capital structure or our organizational documents, adopting a shareholder rights plan or effectuating certain business combination transactions. MassMutual’s level of ownership and influence may make some transactions (such as those involving mergers, material share issuances or changes in control) more difficult or impossible without the support of MassMutual, which in turn could adversely affect the market price of our shares of common stock or prevent our shareholders from realizing a premium over the market price for their shares of our common stock. The interests of MassMutual may conflict with the interests of other shareholders.

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

Risks Related to Regulatory and Legal Matters

We operate in an industry that is highly regulated in most countries, and any enforcement action or significant changes in the laws or regulations governing our business or industry could decrease our AUM, revenues, net income and liquidity.

As with all investment management companies, our activities are highly regulated in almost every country in which we conduct business. The regulatory environment in which we operate frequently changes, and we have seen a significant increase in regulatory changes, actions and scrutiny in recent years. Without limiting the generality of the foregoing, regulators in the U.S. and other jurisdictions have taken and can be expected to continue to take a more aggressive posture in bringing enforcement proceedings. Laws and regulations generally grant governmental agencies and industry self-regulatory authorities broad administrative discretion over our activities, including the power to require registration or licenses, limit or restrict our business activities, conduct examinations, risk assessments, investigations and capital adequacy reviews and impose remedial programs to address perceived deficiencies. As a result of regulatory oversight, we could face requirements or actions which negatively impact the way in which we conduct business, delay or deny approval for new products or service offerings, cause or contribute to reduced sales or increased redemptions of our products or services, impair the investment performance of other products or services, impact product mix, increase compliance costs and/or impose additional capital requirements. Our regulators likewise have the authority to commence enforcement actions which could lead to sanctions up to and including the revocation of licenses to operate certain businesses, the suspension or expulsion from a particular jurisdiction or market of any of our business organizations or their key personnel or the imposition of fines and censures on us or our employees. Further, regulators across borders could coordinate actions against us as issues arise resulting in impacts on our business in multiple jurisdictions. Judgments or findings of wrongdoing by regulatory or governmental authorities, or in private litigation against us, could affect our reputation, increase our costs of doing business and/or negatively impact our revenues. Any of the effects discussed above could have a material negative impact on our AUM, revenue, net income or liquidity.

A substantial portion of the products and services we offer are regulated by the SEC, Financial Industry Regulatory Authority, the Commodity Future Trading Commission (CFTC), the National Futures Association, the Department of Labor (DOL) and the Texas Department of Banking in the U.S. and by the Financial Conduct Authority (FCA), and the Securities Futures Commission of Hong Kong (SFC) and the China Securities Regulatory Commission in Hong Kong and China, respectively. Subsidiaries operating in the EU are mainly regulated by the Commission de Surveillance du Secteur Financier in Luxembourg, the Central Bank of Ireland, and the Bundesanstalt für Finanzdienstleistungsaufsicht in Germany. Such subsidiaries are also subject to various EU Directives, which generally are implemented by member state national legislation and by EU Regulations. Our operations elsewhere in the world are regulated by similar organizations.

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

Regulatory developments and changes specific to our business will or may include, without limitation:

•Regulations pertaining to the privacy and use, security, transfer and management of personal data with respect to clients, employees and business partners. Privacy regulations such as the General Data Protection Regulation (GDPR) in Europe have strengthened privacy rules for organizations handling personal data, granting individuals more rights and control over the use of their personal data, and greatly increasing penalties for non-compliance. In many other jurisdictions in which our subsidiaries operate, there is ongoing change to update and strengthen privacy regulations in a manner similar to GDPR, such as the California Consumer Privacy Act and California Privacy Rights Act, India’s Digital Personal Data Protection Act and China’s Personal Information Protection Law (PIPL). In addition, rules and legal requirements for international transfers of personal data from Europe and Asia create additional complexity for global organizations around the use and management of personal data, particularly regarding integrated global cloud-based systems and services. China’s PIPL introduced new reporting and disclosure requirements for organizations transferring personal data outside of China.
•Regulations promulgated to address perceptions that the asset management industry, or certain of its entities or activities, pose systematic risks to the financial system.
•Regulations aimed at addressing concerns regarding open-end funds that invest in less liquid asset classes. Regulators in the U.S., U.K. and EU have expressed concern that the daily redeemability features of these funds creates a “liquidity mismatch” with the assets in which they invest, which gives rise to investor dilution and systemic risk, especially in times of financial market stress. In the EU, the amendments to the undertakings for the collective investment in transferable securities (UCITS) and alternative investment fund managers directive frameworks have been agreed to and introduce new rules regarding the use of certain liquidity management tools (e.g., swing pricing, anti-dilution and side pockets etc.) by UCITS and alternative investment funds. Specific rules on loan originating funds were also introduced, with potential implications for the structuring of such funds. In the U.S., the SEC has proposed changes to the regulations governing liquidity risk management programs for registered open-end funds (including ETFs) that, if finalized without change, could impede our ability to sponsor mutual funds and ETFs that invest in certain asset classes, such as syndicated bank loans.

•Regulations designed to improve the resilience and transparency of money market funds, which could negatively impact the investment returns generated by these funds and their desirability as a cash management product in comparison to competing products such as bank deposits. For example, in 2023 the SEC promulgated rules, which (among other requirements) increase certain liquidity requirements for U.S. money market funds and requires “institutional prime” money market funds to impose mandatory liquidity fees on redeeming investors in certain circumstances. Liquidity fees in particular may negatively impact investors’ perception of money market funds and make them less desirable, resulting in a reduction in our money market fund AUM. In the U.K., the FCA is considering changes to the U.K. Money Market Fund regime to improve the resilience of the sector through changes to the minimum liquid assets requirements and enhancements to the liquidity management processes.
•An increased focus on the use of leverage by funds (in particular, leverage attained through derivatives), an example of which is the SEC’s new rules with respect to the use of derivatives and derivatives risk management programs applicable to certain types of registered U.S. funds. New regulations in this area could negatively impact our existing products that employ leverage or derivatives and could impede our ability to bring new products to market and can raise our compliance costs associated with sponsoring and managing products that employ leverage or derivatives.
•EU and U.K. regulations pertaining to integrating ESG topics. These regulations have materially impacted the asset management industry in EU member states and in the U.K. In particular, the integration of sustainability risks, the disclosure of information on the ESG characteristics of EU products and the integration of investors’ ESG preferences at the point of sale have had a significant impact on the features of EU products and on investment management activities. In the U.K., the FCA published a new regime on sustainability disclosure requirements, including product sustainability labels, which will be applied in 2024. In the EU, European Securities and Markets Authority is planning to issue new guidelines on fund naming which will aim at avoiding greenwashing practices. Separately, several changes to the Sustainable Finance Disclosure Regulation (SFDR) are being considered, including changes to the current ESG disclosure templates and longer-term amendments to the broader SFDR framework. On top of the disclosure obligations applying to the financial sector, the EU Corporate Sustainability Reporting Directive sets out new ESG disclosure requirements for EU undertakings based on new European standards. The new regime will have an impact on EU domiciled companies and on non-EU groups having substantial activities in the EU. The SEC and other regulators in the U.S. are pursuing similar initiatives albeit with varying requirements, and the SEC has increased its enforcement activity relating to ESG disclosures and practices. Equally, a number of Asian jurisdictions are introducing climate-related risk and reporting requirements as well as ESG product disclosure standards.
•Amendments to the European Market Infrastructure Regulation (EMIR) requirements in the EU and the U.K. to align with international standards. In the context of the EMIR 3.0 negotiations, contemplated changes to the EU framework could require counterparties to hold and use an EU domiciled account when entering into certain derivatives. Also in the EU, the European Commission finalized amendments to the Markets in Financial Instruments Directive/Markets in Financial Instruments Regulation framework to amend trading and improve transparency rules through the creation of a new consolidated tape. In the U.K., an in-depth reshape of wholesale market rules has been started and will aim at improving the functioning and competitiveness of the U.K. financial markets following the exit from the EU.
•Limitations on ownership or control of certain physical commodity futures contracts and other physical commodity related derivatives positions under regulations of the CFTC which could result in capacity constraints for our products that employ these instruments as part of their investment strategy.
•Limitations on holdings of certain physical commodity futures contracts and other physical commodity related derivatives positions under regulations of the CFTC which could result in capacity constraints for our products that employ physical commodities as part of their investment strategy.
•Regulations impacting the standard of care that financial intermediaries providing investment recommendations owe to retail investors, under the SEC’s Regulation Best Interest and retirement plans and account holders, under the DOL’s Employee Retirement Income Security Act of 1974 (ERISA) fiduciary investment advice rules. In late 2023, the DOL proposed a package of new and amended regulations that would revise and expand the definition of investment advice fiduciary and could greatly complicate and alter the retail and institutional marketplace for investment products and services to retirement plans and IRA owners. In particular, this proposal could subject certain of our sales and distribution activities in connection with retirement plan investors to a fiduciary standard of care, which could substantially increase our compliance costs. In the U.K., the new “consumer duty” was introduced in 2023 and has had an impact on the product governance rules and the distribution of our retail products in the U.K. In the EU, a new Retail Investment Strategy (RIS) was released in 2023 to enhance retail investors’ participation in capital markets. It is currently being negotiated respectively within the EU Parliament and EU Council. The RIS should result in a number of legislative changes to the retail investment rules, in particular on product disclosures, investors’ protection, inducement, and retail products governance areas.
•Enhanced licensing and qualification requirements for key personnel, including the U.K. Senior Managers and Certification Regime and the SFC's Manager-in-Charge Regime that could make it more difficult for the company to hire and retain key personnel.

•Strengthened standards regarding various ethical matters, including compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act and anti-money-laundering laws that may increase our compliance costs and burdens and regulatory enforcement risk.
•Regulations promulgated to address risks of fraud, malfeasance, adverse consequences stemming from cyber-attacks and/or cross-border data transfer, and to ensure the digital operational resilience of firms. In particular, the new EU Digital Operational Resilience Act will harmonize the requirements applying to Information and Communication Technology risk management, outsourcing and operational resilience in the financial sector. Enhanced regulations in China governing data security and cross-border data transfers, including the revised counter espionage law, that could increase our compliance burdens and restrict certain business and investments data generated within China from being transferred abroad.
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
•Guidelines regarding the structure and components of fund manager compensation and other related rules, regulations and disclosure requirements. Certain proposals could impose requirements for more widespread disclosures of compensation to highly-paid individuals. Depending upon the scope of any such requirements, Invesco could be disadvantaged in retaining key employees vis-à-vis private companies, including hedge fund sponsors.
•With respect to certain privately offered investment vehicles, the SEC proposed rules to prohibit certain activities of the managers of such vehicles, including obtaining exculpation or limitations on liability for negligent acts, potentially increasing our potential liability as managers of these products. These proposals would materially increase reporting to the SEC for certain in-scope vehicles, potentially increasing compliance burdens and costs. Further, additional proposals mandate incremental reporting to investors which may levy additional costs on these vehicles impacting performance.
•Recently promulgated SEC regulations impacting the private funds that we sponsor and manage. These regulations impose prescriptive investor quarterly reporting requirements, which may levy additional costs on these fund that impact performance and limit certain activities that we may undertake with these funds, which could negatively impact the desirability of these funds for certain investors.
•Other changes impacting the identity or organizational structure of regulators with supervisory authority over us.

We cannot predict the full impact of legal and regulatory changes, changes in the interpretation of existing laws and regulations or possible enforcement proceedings on our business. Such changes have imposed, and are likely to continue to impose, new compliance costs and/or capital requirements or impact Invesco in other ways that could have a material adverse impact on our AUM, revenues, net income or liquidity. Moreover, certain legal or regulatory changes could require us to modify our strategies, businesses or operations, and we may incur other new constraints or costs, including the investment of significant management time and resources in order to satisfy new regulatory requirements or to compete in a changed business environment. In recent years, certain regulatory developments have also added to downward pressures on our fee levels.

Civil litigation and governmental investigations and enforcement actions could adversely affect our AUM and future net income and increase our costs of doing business.

We and certain related entities have in recent years been subject to various legal proceedings, including civil litigation and governmental investigations and enforcement actions. These actions can arise from normal business operations and/or matters that have been the subject of previous regulatory reviews. As a global company with investment products registered in numerous countries and subject to the jurisdiction of one or more regulators in each country, at any given time, our business operations may be subject to review, investigation or disciplinary action. For example, governmental authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to the company's compliance with applicable laws and regulations. Lawsuits or regulatory enforcement actions arising out of these inquiries may in the future be filed against the company and related entities and individuals. Judgments in civil litigation or findings of wrongdoing by these authorities against us could affect our reputation, result in damages, fines or penalties for which we would be responsible, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our AUM, revenues, net income or liquidity.

Legislative and other measures that may be taken by governmental authorities could materially increase our tax burden or otherwise adversely affect our net income or liquidity.

The international tax environment continues to change as a result of both coordinated actions by governments and unilateral measures designed by individual countries, both intended to address concerns over tax base erosion, profit shifting, and perceived international tax avoidance. A growing number of jurisdictions have enacted, or have announced that they will enact, legislation to implement aspects of The Organization for Economic Cooperation and Development’s (OECD) global anti-base erosion rules intended to ensure that multinational companies pay a 15% minimum level of tax on a jurisdictional basis. In most jurisdictions, the new minimum tax rules are effective in 2024 with certain aspects of the rules becoming effective in 2025. In addition, in response to the OECD’s minimum tax proposal, Bermuda has enacted a corporate tax regime with a tax rate of 15%, effective January 1, 2025. As a result of these developments, our tax liabilities could increase.

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

In addition, changes in individual and corporate income tax rates, including the capital gains and dividend tax rates, could cause investors to view certain investment products we manage less favorably and reduce investor demand for the products and services we offer, which could have an adverse effect on our AUM, revenues and net income.

Examinations and audits by tax authorities could result in additional tax payments for prior periods.

The company and its subsidiaries are subject to income and non-income based taxes in numerous jurisdictions as well as current and potentially future tax audits. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes (and, in certain cases, interest, fines or penalties). We accrue tax liabilities for certain tax issues based on our estimate of whether, and the extent to which, additional taxes may be due. We adjust these liabilities periodically due to changes in interpretations of tax laws, status of tax authority examinations and new regulatory or judicial guidance that could impact the relative merits and risks of tax positions. Due to the complexity of these tax issues, the ultimate resolution may result in a payment of tax that is materially different from the liability that has been accrued or an increase in the cost of our tax compliance, which could have an adverse effect on our net income and liquidity.

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

Further, it may not be possible in Bermuda or in countries other than the U.S., where the company has assets, to enforce court judgments obtained in the U.S. against the company based on the civil liability provisions of U.S. federal or state securities laws. We have been advised by our legal advisors in Bermuda that the U.S. and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Some remedies available under the laws of the U.S. or the states therein, including some remedies available under the U.S. federal securities laws, may not be allowed in Bermuda courts because they may be found to be contrary to Bermuda public policy. Therefore, a final judgment for the payment of money rendered by any federal or state court in the U.S. based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Bermuda. Similarly, those judgments may not be enforceable in other countries other than the U.S.

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

Our access to the capital markets depends significantly on our credit ratings. We anticipate that the rating agencies will continue to review our ratings regularly based on our results of operations and developments in our business. We believe that, in addition to factors specific to our company, rating agency concerns include the fact that our revenues are exposed to financial market volatility and the potential impact from regulatory changes to the industry. Additionally, the rating agencies could decide to downgrade the entire investment management industry, based on their perspective of future growth and solvency. As further described below, any material deterioration of these factors, and others defined by each rating agency, could result in downgrades to our credit ratings, thereby limiting our ability to access additional financing, increasing the cost of such financing and/or limiting our ability to maintain investment management mandates, particularly in the institutional channel.

Our credit agreement borrowing rates are tied to our credit ratings. A reduction in our long-term credit ratings could increase our borrowing costs, could limit our access to the capital markets and may result in outflows, thereby reducing AUM, revenues and net income. Volatility in global finance markets may also affect our ability to access the capital markets should we seek to do so. If we are unable to access capital markets in a timely manner, our business could be adversely affected.

Insurance may not be available at a reasonable cost to protect us from loss or liability.

We face the inherent risk of loss or liability related to claims from clients, third-parties, actions taken by regulatory agencies and costs and losses associated with operations failures (which could include cyber incidents). To help protect against these risks, we purchase insurance in amounts and at deductible levels, and against potential losses and liabilities, that we consider appropriate, where such insurance is available at prices we deem reasonable. There can be no assurance, however, that a claim will be covered by insurance or, if covered, will not exceed coverage limits, that an insurer will meet its obligations regarding coverage, or that coverage will continue to be available on a cost effective basis. Insurance costs are impacted by market conditions, claims made on policies and the risk profile of the insured and may increase significantly over relatively short periods. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose us to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

Cyber threats are considered one of the most significant risks facing financial institutions. To mitigate that risk, we have a designated Global Chief Security Officer (GCSO) who leads our Global Security Department that is responsible for identifying, assessing, and managing cybersecurity threats. Our GCSO has experience in the public and private sectors, specializing in security, investigations, and incident response. The Global Security Department oversees, among others, the following groups across Invesco: Information Security, Global Privacy, Business Continuity and Crisis Management, Resilience, and Corporate Security. This converged security structure supports a more comprehensive, holistic approach to keeping Invesco clients, employees, and critical assets safe, upholding privacy rights, while enabling a secure and resilient business.

The information security program for the company, excluding the subsidiary noted below, is led by our Chief Information Security Officer (CISO) who reports directly to the GCSO and has extensive experience in information security and risk management. Our information security program is designed to oversee all aspects of information security risk and seeks to ensure the confidentiality, integrity, and availability of information assets, including the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect our information assets.

One company subsidiary operates on a distinct network and, therefore, manages its own information security program in close coordination with our Global Security Department. This subsidiary’s program aligns with all aspects of the company's information security program and is led by a dedicated CISO who reports to the Chief Operating Officer of the subsidiary and has comprehensive experience managing cybersecurity programs. The GCSO has indirect oversight of the subsidiary's CISO and its information security program.

Our cybersecurity programs include the following:

•Proactive assessments of technical infrastructure and security resilience are performed on a regular basis which include penetration testing, offensive testing and maturity assessments.
•Conducting due diligence on third-party service providers regarding cybersecurity risks prior to on-boarding, periodic assessment of cybersecurity risks for third-party service providers and continuous monitoring for new third-party cybersecurity incidents.
•An incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a cybersecurity incident at Invesco or a third-party.
•Mandatory annual employee security awareness training, which focuses on cyber threats and security in general.
•Regular cyber phishing tests throughout the year to measure and raise employee awareness against cyber phishing threats.

Important to these programs is our investment in threat-intelligence, our active engagement in industry and government security-related forums, and our utilization of external experts to challenge our program maturity, assess our controls and routinely test our capabilities.

Our Board of Directors oversees cybersecurity risk and receives updates, at a minimum, twice a year regarding cybersecurity, including risks and protections. The Global Operational Risk Management Committee, one of the company's risk management committees, provides executive-level oversight and monitoring of the end-to-end programs dedicated to managing information security and cyber related risk. The members of this Committee include the Chief Administrative Officer, Chief Risk and Audit Officer, General Counsel, Chief Financial Officer, Chief Human Resources Officer, Global Head of Compliance, and Global Operational Risk Owners which includes the GCSO. The Committee reports to the Enterprise Risk Management Committee which provides updates to the Board to facilitate their oversight. For the subsidiary referenced above, an Enterprise Risk Management Steering Committee provides executive-level oversight and monitoring of its programs that manage information security and cyber related risk. The members of this Enterprise Risk Management Steering Committee include the subsidiary’s Chief Executive Officer (CEO), Chief Operating Officer, Head of Risk, Head of Legal, Head of Privacy and the subsidiary’s CISO, as well as the company’s GCSO and CISO.

As of December 31, 2023, we have not experienced any cyber incidents that have materially affected or are reasonably likely to materially affect Invesco’s business strategy, results of operations or financial condition.

Item 2.  Properties

Our registered office is located in Hamilton, Bermuda, and our corporate headquarters is in leased office space at 1331 Spring Street, Suite 2500, Atlanta, Georgia, 30309, U.S.A. Our principal regional centers are maintained in leased facilities, except as noted below, in the following locations:

•Americas: 11 Greenway Plaza, Houston, Texas 77046; 225 Liberty St, New York City, New York 10281
•EMEA: Perpetual Park, Henley-on-Thames, Oxfordshire, RG9 1HH, United Kingdom (owned facilities)
•APAC: 1 Connaught Place, Central, Hong Kong

We maintain a global enterprise center in Hyderabad, India in leased facilities at DivyaSree Orion in the Ranga Reddy District. We lease office space in over 20 countries.

Item 3.  Legal Proceedings

See Item 8, Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" for information regarding legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed and traded on the NYSE under the symbol “IVZ.” At January 31, 2024, there were approximately 5,000 holders of record of our common shares.

The following graph illustrates the cumulative total shareholder return of our common shares over the five-year period beginning from the market close on the last trading day of 2018 through and including the last trading day in the fiscal year ended December 31, 2023 and compares it to the cumulative total return of the Standard & Poor's (S&P) 500 Index and to a group of peer investment management companies. This table is not intended to forecast future performance of our common shares.

Cumulative Shareholder Returns

Note:    Asset Manager Index includes Alliance Bernstein, Bank of New York Mellon, BlackRock, Franklin Resources,
Invesco Ltd., Janus Henderson, Lazard, Northern Trust, State Street and T. Rowe Price.

Securities Authorized for Issuance under Equity Compensation Plans

The equity compensation plan information required in Item 201(d) of Regulation S-K is set forth in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is incorporated by reference in this Report.

Repurchases of Equity Securities

The following table shows common share repurchase activity during the three months ended December 31, 2023:

Month	Total Number of Common Shares Purchased (1)	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (2) (millions)
October 1 - 31, 2023	126,856	$13.53	—	$382.2
November 1 - 30, 2023	12,596	$13.84	—	$382.2
December 1 - 31, 2023	11,872	$16.80	—	$382.2
	151,324		—
____________
(1)    An aggregate of 151,324 common shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards during the three months ended December 31, 2023.
(2)    At December 31, 2023, a balance of $382.2 million remains available under the common share repurchase authorization approved by the Board on July 22, 2016.

Item 6.  [Reserved]

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis disclosed herein apply to material changes in the Consolidated Financial Statements for 2023 and 2022. For the comparison of 2022 and 2021, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the company’s 2022 Annual Report on Form 10-K, filed with the SEC on February 22, 2023. The following discussion and analysis of the results of operations and financial condition of Invesco should be read in conjunction with the “Forward-looking Statements” disclosure set forth before Part I and the “Risk Factors” set forth in Item 1A of Part I of this Annual Report on Form 10‑K, each of which describe our risks, uncertainties and other important factors in more detail.

Executive Overview

The following executive overview summarizes the significant trends affecting our results of operations and financial condition for the periods presented. This overview and the remainder of this management's discussion and analysis and supplements should be read in conjunction with the Consolidated Financial Statements of Invesco Ltd. and the notes thereto contained elsewhere in this Annual Report on Form 10-K.

During the year, global capital markets improved; however, the improvement was uneven and undercut by geopolitical events. Investors also reacted to the impact of persistently high interest rates and inflation in most major economies and moved significant amounts of assets to the sidelines to await greater clarity. The table below summarizes the year ended December 31 returns based on price appreciation/(depreciation) of several major market indices for 2023 and 2022:

		Year ended December 31,
Equity Index	Index expressed in currency	2023	2022
S&P 500	U.S. Dollar	24.2%	(19.4)%
FTSE 100	British Pound	3.8%	0.9%
FTSE 100	U.S. Dollar	9.5%	(9.8)%
S&P/TSX 60 Index	Canadian Dollar	8.2%	(9.2)%
S&P/TSX 60 Index	U.S. Dollar	10.9%	(15.1)%
MSCI Emerging Markets	U.S. Dollar	7.0%	(22.4)%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	5.5%	(13.0)%

The company’s financial results are impacted by the fluctuations in exchange rates against the U.S. Dollar, as discussed in the “Results of Operations” section as applicable.

One of Invesco's core strengths, and a key differentiator for the company within the industry, is our diversification across asset classes, distribution channels and geographies. This broad diversification helps mitigate some of the impact on Invesco of different market cycles and enables the company to take advantage of growth opportunities in various markets and channels. During the year, our diversified product lineup maintained net long-term inflows with our strongest performance in ETFs.

We remain highly focused on our capital priorities, investing in our key capabilities, and efficiently allocating resources. Consistent with our commitment to improve our leverage profile, we continue to maintain our debt at lower levels. We ended the year with no balance on our floating rate credit agreement and our Cash and cash equivalents balance increased to $1.5 billion. We amended and restated the floating rate credit agreement, increasing facility capacity from $1.5 billion to $2.0 billion and extending the expiration date from April 26, 2026 to April 26, 2028. The Board approved a 7% increase in our quarterly dividend to $0.20 per share, and the company repurchased 9.6 million common shares for $150.0 million in the open market during the second quarter of 2023. The progress we made to build financial flexibility has Invesco well-positioned to navigate various market conditions and deliver long-term growth. We remain committed to returning capital to shareholders longer term through a combination of modestly increasing dividends and share repurchases.

We are simplifying and streamlining the organization to better position the company for greater scale, performance and improved profitability. During the year we established a unified, globally integrated fixed income platform. We created a single, highly focused multi-asset group from what was previously operated through three distinct teams. We are also bringing together leadership across our fundamental active equity teams and are further strengthening our private markets platform. Notably, these simplification efforts will enable us to more fully leverage the benefits of our State Street Alpha platform, which we have begun to test, as a single global investment operation engine across asset classes. Further, we have combined our ETF, SMA and model portfolios efforts into a single group to manage these high growth potential investment vehicles. And we have globalized many aspects of our marketing and digital delivery, consolidating our efforts across the organization. These efforts are intended to drive revenue growth, improve investment quality, reallocate our expenses and capital base and help deliver profitable growth. Also, through these efforts, we expect to reduce our expense base by $50 million in 2024.

As previously disclosed, Martin L. Flanagan retired as President and CEO of the company and as a member of the Board of Directors effective June 30, 2023. Andrew R. Schlossberg succeeded Mr. Flanagan as President and CEO and as a member of the Board of Directors effective June 30, 2023.

Presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Consolidated Investment Products (CIP)

The company provides investment management services to, and has transactions with, retail mutual funds and other investment products sponsored by the company for the investment of client assets in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. The company is required to consolidate certain of these managed funds from time-to-time, as discussed more fully in Part II, Item 8, Financial Statements and Supplementary Data, Note 1, "Accounting Policies -- Basis of Accounting and Consolidation." Investment products that are consolidated are referred to in this Report as CIP. The company's economic risk with respect to each investment in CIP is limited to its equity ownership, unfunded equity commitments and any uncollected management and performance fees.

The majority of the company's CIP balances are CLO-related. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company's direct investments in, and management and performance fees generated from the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be a company liability.

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

To assess the impact of CIP on the company's Results of Operations and Balance Sheet Discussion, refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 19, "Consolidated Investment Products."

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

Summary operating information for 2023, 2022 and 2021 is presented in the table below.

(in millions, other than per common share amounts, operating margins and AUM)	Year ended December 31,
U.S. GAAP Financial Measures Summary	2023	2022	2021
Operating revenues	$5,716.4	$6,048.9	$6,894.5
Operating income/(loss)	$(434.8)	$1,317.7	$1,788.2
Operating margin	(7.6)%	21.8%	25.9%
Net income/(loss) attributable to Invesco Ltd.	$(333.7)	$683.9	$1,393.0
Diluted earnings per share (EPS)	$(0.73)	$1.49	$2.99

Non-GAAP Financial Measures Summary(1)
Net revenues	$4,310.7	$4,645.0	$5,261.1
Adjusted operating income	$1,213.5	$1,614.8	$2,182.6
Adjusted operating margin	28.2%	34.8%	41.5%
Adjusted net income attributable to Invesco Ltd.	$689.7	$773.2	$1,439.6
Adjusted diluted earnings per share (EPS)	$1.51	$1.68	$3.09

Assets Under Management
Ending AUM (billions)	$1,585.3	$1,409.2	$1,610.9
Average AUM (billions)	$1,500.6	$1,452.5	$1,499.9
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

Investment Capabilities Performance Overview

Invesco's first strategic objective reflects a commitment to deliver the excellence our clients expect, which includes strong investment performance over the long-term for our clients. The table below presents the one-, three-, five-, and ten-year performance of our actively managed investment products measured by the percentage of AUM in the top half of benchmark and in the top half of peer group.(1)

	Benchmark Comparison				Peer Group Comparison
	% of AUM In Top Half of Benchmark				% of AUM In Top Half of Peer Group
	1yr	3yr	5yr	10yr	1yr	3yr	5yr	10yr
Equities (2)
U.S. Core (4%)	22%	43%	31%	17%	18%	11%	22%	12%
U.S. Growth (6%)	—%	11%	25%	41%	49%	—%	62%	11%
U.S. Value (7%)	63%	92%	63%	92%	63%	63%	63%	50%
Sector (1%)	64%	8%	2%	25%	73%	29%	31%	54%
UK (1%)	95%	66%	45%	48%	72%	100%	47%	47%
Canadian (<1%)	89%	100%	100%	47%	100%	89%	100%	—%
Asian (4%)	48%	64%	67%	88%	45%	42%	36%	82%
Continental European (2%)	67%	82%	27%	66%	77%	80%	41%	70%
Global (6%)	84%	44%	82%	74%	96%	42%	45%	35%
Global Ex U.S. and Emerging Markets (7%)	89%	18%	46%	99%	43%	42%	34%	13%
Fixed Income (2)
Money Market (26%)	99%	96%	99%	100%	85%	86%	85%	100%
U.S. Fixed Income (11%)	84%	86%	85%	97%	48%	44%	70%	92%
Global Fixed Income (6%)	86%	62%	95%	95%	80%	68%	73%	94%
Stable Value (5%)	—%	99%	100%	100%	97%	97%	97%	100%
Other (2)
Alternatives (5%)	68%	58%	78%	73%	50%	61%	45%	55%
Balanced (7%)	38%	47%	64%	63%	56%	79%	93%	94%
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
AUM measured versus benchmark on a one, three, five and ten year basis represents 54%, 54%, 50% and 45% of total Invesco AUM, respectively, and AUM measured versus peer group on a one, three, five and ten year quartile rankings represents 42%, 42%, 42% and 38% of total Invesco AUM as of December 31, 2023. Peer group rankings are sourced from a widely-used third-party ranking agency in each fund’s market (e.g., Morningstar, IA, Lipper, eVestment, Mercer, Galaxy, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.
(2)    Numbers in parentheses reflect AUM for each investment product (see Note 1 above for exclusions) as a percentage of the total AUM for the five year peer group ($661.9 billion).
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

The AUM tables and the discussion below refer to certain AUM as long-term. Long-term inflows and the underlying reasons for the movements in this line item include investments from new clients, existing clients adding new accounts/funds or contributions/subscriptions into existing accounts/funds. Long-term outflows reflect client redemptions from accounts/funds and include the return of invested capital upon maturity. We present net flows into money market funds separately because shareholders of those funds typically use them as short-term funding vehicles and the flows are particularly sensitive to short-term interest rate movements.

Changes in AUM by Investment approach were as follows:

	2023			2022			2021
(in billions)	Total AUM	Active	Passive	Total AUM	Active	Passive	Total AUM	Active	Passive
Beginning Assets (January 1)	$1,409.2	$976.2	$433.0	$1,610.9	$1,082.5	$528.4	$1,349.9	$979.3	$370.6
Long-term inflows	299.1	164.3	134.8	330.3	197.9	132.4	426.8	260.2	166.6
Long-term outflows	(288.9)	(193.3)	(95.6)	(330.8)	(226.2)	(104.6)	(345.4)	(242.0)	(103.4)
Net long-term flows	10.2	(29.0)	39.2	(0.5)	(28.3)	27.8	81.4	18.2	63.2
Net flows in non-management fee earning AUM	6.2	—	6.2	(3.2)	—	(3.2)	20.6	(0.1)	20.7
Net flows in money market funds	(11.1)	(11.1)	—	56.4	56.4	—	39.7	39.7	—
Total net flows	5.3	(40.1)	45.4	52.7	28.1	24.6	141.7	57.8	83.9
Reinvested distributions	11.5	11.5	—	15.2	15.2	—	31.6	31.6	—
Market gains and losses	161.1	40.0	121.1	(243.5)	(125.6)	(117.9)	94.0	18.3	75.7
Dispositions	(1.4)	(1.4)	—	—	—	—	—	—	—
Foreign currency translation	(0.4)	(0.9)	0.5	(26.1)	(24.0)	(2.1)	(6.3)	(4.5)	(1.8)
Ending Assets (December 31)	$1,585.3	$985.3	$600.0	$1,409.2	$976.2	$433.0	$1,610.9	$1,082.5	$528.4
Average AUM
Average long-term AUM	$1,091.3	$780.4	$310.9	$1,104.8	$820.8	$284.0	$1,177.1	$919.1	$258.0
Average AUM	$1,500.6	$992.3	$508.3	$1,452.5	$988.2	$464.3	$1,499.9	$1,050.2	$449.7
Average QQQ AUM	$187.5	$—	$187.5	$169.1	$—	$169.1	$176.0	$—	$176.0

	2023	2022	2021
Revenue yield (bps) (1)
U.S. GAAP gross revenue yield	40.4	44.5	48.7
Net revenue yield ex performance fees ex QQQ (2)	32.4	35.5	39.1
Active net revenue yield ex performance fees	37.7	40.7	44.0
Passive net revenue yield ex QQQ (2)	16.0	18.1	20.1
____________
(1)    U.S. GAAP gross revenue yield is not considered a meaningful effective fee rate measure. Gross revenue yield on AUM is equal to U.S. GAAP annualized total operating revenues divided by average AUM, excluding IGW AUM. It is appropriate to exclude the average AUM of IGW as the revenues resulting from these AUM are not presented in U.S. GAAP operating revenues. The average AUM for Invesco Great Wall was $87.2 billion in 2023 (2022: $93.5 billion, 2021: $84.0 billion). Additionally, the U.S. GAAP gross revenue yield is not a good measure because the numerator of the U.S. GAAP gross revenue yield excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Net revenue yield metrics include the net revenues and average AUM of IGW and CIP. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.
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

Market Returns

Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. The table in the “Executive Overview” section of this Management's Discussion and Analysis summarizes returns based on price appreciation/(depreciation) of several major market indices for the years ended December 31, 2023 and December 31, 2022.

Foreign Exchange Rates

During the year ended December 31, 2023, we experienced a decrease in AUM of $0.4 billion due to changes in foreign exchange rates (December 31, 2022: AUM decreased $26.1 billion; December 31, 2021: AUM decreased $6.3 billion).

Total AUM by Channel (1)

	2023			2022			2021
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$1,409.2	$872.3	$536.9	$1,610.9	$1,106.5	$504.4	$1,349.9	$947.1	$402.8
Long-term inflows	299.1	219.9	79.2	330.3	243.9	86.4	426.8	301.2	125.6
Long-term outflows	(288.9)	(214.5)	(74.4)	(330.8)	(257.5)	(73.3)	(345.4)	(265.7)	(79.7)
Net long-term flows	10.2	5.4	4.8	(0.5)	(13.6)	13.1	81.4	35.5	45.9
Net flows in non-management fee earning AUM	6.2	5.9	0.3	(3.2)	0.9	(4.1)	20.6	20.2	0.4
Net flows in money market funds	(11.1)	1.4	(12.5)	56.4	1.8	54.6	39.7	3.3	36.4
Total net flows	5.3	12.7	(7.4)	52.7	(10.9)	63.6	141.7	59.0	82.7
Reinvested distributions	11.5	11.0	0.5	15.2	14.8	0.4	31.6	31.1	0.5
Market gains and losses	161.1	145.2	15.9	(243.5)	(227.3)	(16.2)	94.0	69.0	25.0
Dispositions	(1.4)	—	(1.4)	—	—	—	—	—	—
Foreign currency translation	(0.4)	0.8	(1.2)	(26.1)	(10.8)	(15.3)	(6.3)	0.3	(6.6)
Ending Assets (December 31)	$1,585.3	$1,042.0	$543.3	$1,409.2	$872.3	$536.9	$1,610.9	$1,106.5	$504.4

Total AUM by Client Domicile (3)

	2023				2022				2021
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$1,409.2	$999.4	$223.5	$186.3	$1,610.9	$1,132.5	$247.3	$231.1	$1,349.9	$959.9	$171.3	$218.7
Long-term inflows	299.1	154.0	77.1	68.0	330.3	184.0	76.6	69.7	426.8	213.2	139.0	74.6
Long-term outflows	(288.9)	(156.0)	(67.0)	(65.9)	(330.8)	(193.8)	(62.5)	(74.5)	(345.4)	(197.7)	(71.8)	(75.9)
Net long-term flows	10.2	(2.0)	10.1	2.1	(0.5)	(9.8)	14.1	(4.8)	81.4	15.5	67.2	(1.3)
Net flows in non-management fee earning AUM	6.2	7.2	(0.3)	(0.7)	(3.2)	(3.6)	1.1	(0.7)	20.6	15.9	2.4	2.3
Net flows in money market funds	(11.1)	(11.7)	1.3	(0.7)	56.4	58.3	(0.3)	(1.6)	39.7	35.7	4.1	(0.1)
Total net flows	5.3	(6.5)	11.1	0.7	52.7	44.9	14.9	(7.1)	141.7	67.1	73.7	0.9
Reinvested distributions	11.5	11.3	—	0.2	15.2	14.9	—	0.3	31.6	31.2	0.1	0.3
Market gains and losses	161.1	130.4	6.3	24.4	(243.5)	(191.3)	(22.6)	(29.6)	94.0	74.4	5.9	13.7
Dispositions	(1.4)	(1.4)	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	(0.4)	0.7	(5.4)	4.3	(26.1)	(1.6)	(16.1)	(8.4)	(6.3)	(0.1)	(3.7)	(2.5)
Ending Assets (December 31)	$1,585.3	$1,133.9	$235.5	$215.9	$1,409.2	$999.4	$223.5	$186.3	$1,610.9	$1,132.5	$247.3	$231.1
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Asset Class (2)

(in billions)	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
January 1, 2023	$1,409.2	$637.0	$313.7	$67.1	$203.5	$187.9
Long-term inflows	299.1	151.3	104.5	12.4	—	30.9
Long-term outflows	(288.9)	(128.9)	(102.2)	(17.7)	—	(40.1)
Net long-term flows	10.2	22.4	2.3	(5.3)	—	(9.2)
Net flows in non-management fee earning AUM	6.2	6.1	0.1	—	—	—
Net flows in money market funds	(11.1)	—	—	—	(11.1)	—
Total net flows	5.3	28.5	2.4	(5.3)	(11.1)	(9.2)
Reinvested distributions	11.5	7.2	1.8	1.3	0.3	0.9
Market gains and losses	161.1	149.3	9.8	(0.1)	0.6	1.5
Dispositions	(1.4)	—	—	—	—	(1.4)
Foreign currency translation	(0.4)	1.7	(2.0)	(0.3)	(0.6)	0.8
December 31, 2023	$1,585.3	$823.7	$325.7	$62.7	$192.7	$180.5
Average AUM	$1,500.6	$723.0	$318.4	$64.7	$212.0	$182.6
% of total average AUM	100.0%	48.2%	21.2%	4.3%	14.1%	12.2%

January 1, 2022	$1,610.9	$841.6	$334.8	$88.6	$148.8	$197.1
Long-term inflows	330.3	143.7	119.3	15.2	—	52.1
Long-term outflows	(330.8)	(152.5)	(102.4)	(20.9)	—	(55.0)
Net long-term flows	(0.5)	(8.8)	16.9	(5.7)	—	(2.9)
Net flows in non-management fee earning AUM	(3.2)	1.0	(4.2)	—	—	—
Net flows in money market funds	56.4	—	—	—	56.4	—
Total net flows	52.7	(7.8)	12.7	(5.7)	56.4	(2.9)
Reinvested distributions	15.2	11.1	1.6	1.2	—	1.3
Market gains and losses	(243.5)	(198.8)	(27.3)	(13.2)	1.1	(5.3)
Dispositions	—	—	—	—	—	—
Foreign currency translation	(26.1)	(9.1)	(8.1)	(3.8)	(2.8)	(2.3)
December 31, 2022	$1,409.2	$637.0	$313.7	$67.1	$203.5	$187.9
Average AUM	$1,452.5	$697.1	$315.1	$73.3	$167.6	$199.4
% of total average AUM	100.0%	48.0%	21.7%	5.1%	11.5%	13.7%

January 1, 2021	$1,349.9	$689.6	$296.4	$78.9	$108.5	$176.5
Long-term inflows	426.8	205.0	118.1	48.5	—	55.2
Long-term outflows	(345.4)	(182.1)	(76.8)	(40.8)	—	(45.7)
Net long-term flows	81.4	22.9	41.3	7.7	—	9.5
Net flows in non-management fee earning AUM	20.6	20.6	—	—	—	—
Net flows in money market funds	39.7	—	—	—	39.7	—
Total net flows	141.7	43.5	41.3	7.7	39.7	9.5
Reinvested distributions	31.6	25.4	1.9	2.7	—	1.6
Market gains and losses	94.0	85.9	(2.0)	(1.1)	—	11.2
Dispositions	—	—	—	—	—	—
Foreign currency translation	(6.3)	(2.8)	(2.8)	0.4	0.6	(1.7)
December 31, 2021	$1,610.9	$841.6	$334.8	$88.6	$148.8	$197.1
Average AUM	$1,499.9	$778.3	$316.1	$86.5	$131.1	$187.9
% of total average AUM	100.0%	51.9%	21.1%	5.8%	8.7%	12.5%
____________
See accompanying notes immediately following these AUM tables.

Active AUM by Channel (1)

	2023			2022			2021
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$976.2	$482.1	$494.1	$1,082.5	$631.7	$450.8	$979.3	$601.1	$378.2
Long-term inflows	164.3	98.8	65.5	197.9	117.0	80.9	260.2	163.5	96.7
Long-term outflows	(193.3)	(126.0)	(67.3)	(226.2)	(157.5)	(68.7)	(242.0)	(167.9)	(74.1)
Net long-term flows	(29.0)	(27.2)	(1.8)	(28.3)	(40.5)	12.2	18.2	(4.4)	22.6
Net flows in non-management fee earning AUM	—	0.1	(0.1)	—	—	—	(0.1)	(0.1)	—
Net flows in money market funds	(11.1)	1.4	(12.5)	56.4	1.8	54.6	39.7	3.3	36.4
Total net flows	(40.1)	(25.7)	(14.4)	28.1	(38.7)	66.8	57.8	(1.2)	59.0
Reinvested distributions	11.5	11.0	0.5	15.2	14.8	0.4	31.6	31.1	0.5
Market gains and losses	40.0	33.7	6.3	(125.6)	(115.6)	(10.0)	18.3	(0.1)	18.4
Dispositions	(1.4)	—	(1.4)	—	—	—	—	—	—
Foreign currency translation	(0.9)	0.4	(1.3)	(24.0)	(10.1)	(13.9)	(4.5)	0.8	(5.3)
Ending Assets (December 31)	$985.3	$501.5	$483.8	$976.2	$482.1	$494.1	$1,082.5	$631.7	$450.8

Active AUM by Client Domicile (3)

	2023				2022				2021
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$976.2	$670.8	$191.0	$114.4	$1,082.5	$724.5	$208.8	$149.2	$979.3	$656.9	$163.4	$159.0
Long-term inflows	164.3	78.0	61.1	25.2	197.9	104.0	69.3	24.6	260.2	113.6	110.5	36.1
Long-term outflows	(193.3)	(109.7)	(55.0)	(28.6)	(226.2)	(133.4)	(56.1)	(36.7)	(242.0)	(125.4)	(67.4)	(49.2)
Net long-term flows	(29.0)	(31.7)	6.1	(3.4)	(28.3)	(29.4)	13.2	(12.1)	18.2	(11.8)	43.1	(13.1)
Net flows in non-management fee earning AUM	—	—	—	—	—	—	0.1	(0.1)	(0.1)	(0.2)	0.1	—
Net flows in money market funds	(11.1)	(11.7)	1.3	(0.7)	56.4	58.3	(0.3)	(1.6)	39.7	35.7	4.1	(0.1)
Total net flows	(40.1)	(43.4)	7.4	(4.1)	28.1	28.9	13.0	(13.8)	57.8	23.7	47.3	(13.2)
Reinvested distributions	11.5	11.3	—	0.2	15.2	14.9	—	0.3	31.6	31.2	0.1	0.3
Market gains and losses	40.0	33.4	(1.0)	7.6	(125.6)	(96.0)	(16.3)	(13.3)	18.3	12.8	0.3	5.2
Dispositions	(1.4)	(1.4)	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	(0.9)	0.7	(5.4)	3.8	(24.0)	(1.5)	(14.5)	(8.0)	(4.5)	(0.1)	(2.3)	(2.1)
Ending Assets (December 31)	$985.3	$671.4	$192.0	$121.9	$976.2	$670.8	$191.0	$114.4	$1,082.5	$724.5	$208.8	$149.2
____________
See accompanying notes immediately following these AUM tables.

Active AUM by Asset Class (2)

(in billions)	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
January 1, 2023	$976.2	$277.5	$273.0	$66.3	$203.5	$155.9
Long-term inflows	164.3	49.3	85.0	12.3	—	17.7
Long-term outflows	(193.3)	(64.5)	(85.3)	(17.6)	—	(25.9)
Net long-term flows	(29.0)	(15.2)	(0.3)	(5.3)	—	(8.2)
Net flows in money market funds	(11.1)	—	—	—	(11.1)	—
Total net flows	(40.1)	(15.2)	(0.3)	(5.3)	(11.1)	(8.2)
Reinvested distributions	11.5	7.2	1.8	1.3	0.3	0.9
Market gains and losses	40.0	31.9	7.8	(0.2)	0.6	(0.1)
Dispositions	(1.4)	—	—	—	—	(1.4)
Foreign currency translation	(0.9)	1.5	(2.3)	(0.3)	(0.6)	0.8
December 31, 2023	$985.3	$302.9	$280.0	$61.8	$192.7	$147.9
Average AUM	$992.3	$291.6	$273.1	$63.9	$212.0	$151.8
% of total average AUM	100.0%	29.4%	27.5%	6.4%	21.4%	15.3%

January 1, 2022	$1,082.5	$389.6	$293.1	$87.4	$148.8	$163.6
Long-term inflows	197.9	54.2	98.1	15.2	—	30.4
Long-term outflows	(226.2)	(83.3)	(89.7)	(20.8)	—	(32.4)
Net long-term flows	(28.3)	(29.1)	8.4	(5.6)	—	(2.0)
Net flows in money market funds	56.4	—	—	—	56.4	—
Total net flows	28.1	(29.1)	8.4	(5.6)	56.4	(2.0)
Reinvested distributions	15.2	11.1	1.6	1.2	—	1.3
Market gains and losses	(125.6)	(86.4)	(22.4)	(12.9)	1.1	(5.0)
Dispositions	—	—	—	—	—	—
Foreign currency translation	(24.0)	(7.7)	(7.7)	(3.8)	(2.8)	(2.0)
December 31, 2022	$976.2	$277.5	$273.0	$66.3	$203.5	$155.9
Average AUM	$988.2	$309.6	$275.2	$72.3	$167.5	$163.6
% of total average AUM	100.0%	31.3%	27.8%	7.3%	17.0%	16.6%

January 1, 2021	$979.3	$383.2	$259.4	$77.9	$108.5	$150.3
Long-term inflows	260.2	70.9	103.5	48.3	—	37.5
Long-term outflows	(242.0)	(98.9)	(67.9)	(40.8)	—	(34.4)
Net long-term flows	18.2	(28.0)	35.6	7.5	—	3.1
Net flows in non-management fee earning AUM	(0.1)	(0.1)	(0.1)	0.1	—	—
Net flows in money market funds	39.7	—	—	—	39.7	—
Total net flows	57.8	(28.1)	35.5	7.6	39.7	3.1
Reinvested distributions	31.6	25.4	1.9	2.7	—	1.6
Market gains and losses	18.3	10.8	(1.3)	(1.2)	—	10.0
Dispositions	—	—	—	—	—	—
Foreign currency translation	(4.5)	(1.7)	(2.4)	0.4	0.6	(1.4)
December 31, 2021	$1,082.5	$389.6	$293.1	$87.4	$148.8	$163.6
Average AUM	$1,050.2	$401.5	$275.0	$85.4	$131.1	$157.2
% of total average AUM	100.0%	38.2%	26.2%	8.1%	12.5%	15.0%
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (1)

	2023			2022			2021
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$433.0	$390.2	$42.8	$528.4	$474.8	$53.6	$370.6	$346.0	$24.6
Long-term inflows	134.8	121.1	13.7	132.4	126.9	5.5	166.6	137.7	28.9
Long-term outflows	(95.6)	(88.5)	(7.1)	(104.6)	(100.0)	(4.6)	(103.4)	(97.8)	(5.6)
Net long-term flows	39.2	32.6	6.6	27.8	26.9	0.9	63.2	39.9	23.3
Net flows in non-management fee earning AUM	6.2	5.8	0.4	(3.2)	0.9	(4.1)	20.7	20.3	0.4
Total net flows	45.4	38.4	7.0	24.6	27.8	(3.2)	83.9	60.2	23.7
Market gains and losses	121.1	111.5	9.6	(117.9)	(111.7)	(6.2)	75.7	69.1	6.6
Foreign currency translation	0.5	0.4	0.1	(2.1)	(0.7)	(1.4)	(1.8)	(0.5)	(1.3)
Ending Assets (December 31)	$600.0	$540.5	$59.5	$433.0	$390.2	$42.8	$528.4	$474.8	$53.6

Passive AUM by Client Domicile (3)

	2023				2022				2021
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA(4)	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$433.0	$328.6	$32.5	$71.9	$528.4	$408.0	$38.5	$81.9	$370.6	$303.0	$7.9	$59.7
Long-term inflows	134.8	76.0	16.0	42.8	132.4	80.0	7.3	45.1	166.6	99.6	28.5	38.5
Long-term outflows	(95.6)	(46.3)	(12.0)	(37.3)	(104.6)	(60.4)	(6.4)	(37.8)	(103.4)	(72.3)	(4.4)	(26.7)
Net long-term flows	39.2	29.7	4.0	5.5	27.8	19.6	0.9	7.3	63.2	27.3	24.1	11.8
Net flows in non-management fee earning AUM	6.2	7.2	(0.3)	(0.7)	(3.2)	(3.6)	1.0	(0.6)	20.7	16.1	2.3	2.3
Total net flows	45.4	36.9	3.7	4.8	24.6	16.0	1.9	6.7	83.9	43.4	26.4	14.1
Market gains and losses	121.1	97.0	7.3	16.8	(117.9)	(95.3)	(6.3)	(16.3)	75.7	61.6	5.6	8.5
Foreign currency translation	0.5	—	—	0.5	(2.1)	(0.1)	(1.6)	(0.4)	(1.8)	—	(1.4)	(0.4)
Ending Assets (December 31)	$600.0	$462.5	$43.5	$94.0	$433.0	$328.6	$32.5	$71.9	$528.4	$408.0	$38.5	$81.9
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Asset Class (2)

(in billions)	Total	Equity	Fixed Income	Balanced	Money Market	Alternatives
January 1, 2023	$433.0	$359.5	$40.7	$0.8	$—	$32.0
Long-term inflows	134.8	102.0	19.5	0.1	—	13.2
Long-term outflows	(95.6)	(64.4)	(16.9)	(0.1)	—	(14.2)
Net long-term flows	39.2	37.6	2.6	—	—	(1.0)
Net flows in non-management fee earning AUM	6.2	6.1	0.1	—	—	—
Total net flows	45.4	43.7	2.7	—	—	(1.0)
Market gains and losses	121.1	117.4	2.0	0.1	—	1.6
Foreign currency translation	0.5	0.2	0.3	—	—	—
December 31, 2023	$600.0	$520.8	$45.7	$0.9	$—	$32.6
Average AUM	$508.3	$431.4	$45.3	$0.8	$—	$30.8
% of total average AUM	100.0%	84.8%	8.9%	0.2%	—%	6.1%

January 1, 2022	$528.4	$452.0	$41.7	$1.2	$—	$33.5
Long-term inflows	132.4	89.5	21.2	—	—	21.7
Long-term outflows	(104.6)	(69.2)	(12.7)	(0.1)	—	(22.6)
Net long-term flows	27.8	20.3	8.5	(0.1)	—	(0.9)
Net flows in non-management fee earning AUM	(3.2)	1.0	(4.2)	—	—	—
Total net flows	24.6	21.3	4.3	(0.1)	—	(0.9)
Market gains and losses	(117.9)	(112.4)	(4.9)	(0.3)	—	(0.3)
Foreign currency translation	(2.1)	(1.4)	(0.4)	—	—	(0.3)
December 31, 2022	$433.0	$359.5	$40.7	$0.8	$—	$32.0
Average AUM	$464.3	$387.6	$39.9	$0.9	$—	$35.9
% of total average AUM	100.0%	83.5%	8.6%	0.2%	—%	7.7%

January 1, 2021	$370.6	$306.4	$37.0	$1.0	$—	$26.2
Long-term inflows	166.6	134.1	14.6	0.2	—	17.7
Long-term outflows	(103.4)	(83.2)	(8.9)	—	—	(11.3)
Net long-term flows	63.2	50.9	5.7	0.2	—	6.4
Net flows in non-management fee earning AUM	20.7	20.7	0.1	(0.1)	—	—
Total net flows	83.9	71.6	5.8	0.1	—	6.4
Market gains and losses	75.7	75.1	(0.7)	0.1	—	1.2
Foreign currency translation	(1.8)	(1.1)	(0.4)	—	—	(0.3)
December 31, 2021	$528.4	$452.0	$41.7	$1.2	$—	$33.5
Average AUM	$449.7	$376.8	$41.1	$1.1	$—	$30.7
% of total average AUM	100.0%	83.8%	9.2%	0.2%	—%	6.8%
____________
See accompanying notes immediately following these AUM tables.

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
(3)    Client domicile groups AUM by the domicile of the underlying clients.

Results of Operations for the Year Ended December 31, 2023 compared to December 31, 2022

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

				Variance
	Years ended December 31,			2023 vs 2022		2022 vs 2021
(in millions)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Investment management fees	$4,106.0	$4,358.4	$4,995.9	$(252.4)	(5.8)%	$(637.5)	(12.8)%
Service and distribution fees	1,374.6	1,405.5	1,596.4	(30.9)	(2.2)%	(190.9)	(12.0)%
Performance fees	46.7	68.2	56.1	(21.5)	(31.5)%	12.1	21.6%
Other	189.1	216.8	246.1	(27.7)	(12.8)%	(29.3)	(11.9)%
Total operating revenues	$5,716.4	$6,048.9	$6,894.5	$(332.5)	(5.5)%	$(845.6)	(12.3)%

Revenue Adjustments:
Investment management fees	$(766.4)	$(764.7)	$(844.1)	$(1.7)	0.2%	$79.4	(9.4)%
Service and distribution fees	(911.7)	(961.1)	(1,087.5)	49.4	(5.1)%	126.4	(11.6)%
Other	(147.1)	(160.4)	(217.7)	13.3	(8.3)%	57.3	(26.3)%
Total Revenue Adjustments (1)	(1,825.2)	(1,886.2)	(2,149.3)	61.0	(3.2)%	263.1	(12.2)%
Invesco Great Wall	368.3	432.7	473.5	(64.4)	(14.9)%	(40.8)	(8.6)%
CIP	51.2	49.6	42.4	1.6	3.2%	7.2	17.0%
Net revenues (2)	$4,310.7	$4,645.0	$5,261.1	$(334.3)	(7.2)%	$(616.1)	(11.7)%
_________
(1)    Total revenue adjustments remove pass through investment management, service and distribution, and other revenues and equal the same amount as the Third-party distribution, service and advisory expenses.
(2)    See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net business inflows (or outflows), and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. See the company’s disclosures regarding the changes in AUM during the year ended December 31, 2023 and December 31, 2022 in the “Assets Under Management” section above for additional information.

Passive AUM generally earn a lower effective fee rate than active asset classes, and therefore, changes in the mix of AUM have an impact on revenues and net revenue yield. Average AUM were $1,500.6 billion for the year ended December 31, 2023 as compared to $1,452.5 billion for the year ended December 31, 2022. During 2023, investors continued to shift AUM toward lower yield passive products, such as ETFs. As a result, net revenue yield excluding performance fees and QQQ declined from 35.5 basis points (bps) for the year ended December 31, 2022 to 32.4 bps for the year ended December 31, 2023.

In addition, as fee rates differ across geographic locations, changes to the mix of AUM between geographies and exchange rates have an impact on operating revenues and net revenue yields.

Investment Management Fees

Investment management fees were $4,106.0 million for year ended December 31, 2023 as compared to $4,358.4 million for year ended December 31, 2022 as a result of shifts in the asset mix to lower yield products as compared to the prior year. See discussion above on how AUM changes impact our Investment management fees.

Service and Distribution Fees

For the year ended December 31, 2023, Service and distribution fees were $1,374.6 million as compared to $1,405.5 million for the year ended December 31, 2022. The decrease is primarily driven by lower transfer agency fees of $24.5 million and distribution fees of $17.3 million, partially offset by higher administrative fees of $9.4 million. The decrease is primarily due to lower AUM to which these fees apply.

Performance Fees

For the year ended December 31, 2023, Performance fees were $46.7 million as compared to $68.2 million for the year ended December 31, 2022. Performance fees in 2023 were primarily generated from institutional and real estate products. Performance fees in 2022 were primarily generated from real estate, institutional, bank loans and private equity products.

Other Revenues

For the year ended December 31, 2023, Other revenues were $189.1 million as compared to $216.8 million for the year ended December 31, 2022. The decrease in Other revenues was primarily driven by lower real estate transaction fees of $15.3 million and front end fees of $17.1 million, partially offset by higher other transaction fees of $6.6 million.

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

Net revenues from IGW were $368.3 million and average AUM was $87.2 billion for the year ended December 31, 2023 (Net revenues were $432.7 million and average AUM was $93.5 billion, for the year ended December 31, 2022). The impact of foreign exchange rate movements decreased Net revenues from IGW by $20.4 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease in revenue was primarily due to lower average AUM, shifts in the asset mix to lower yield products, lower performance fees and implementation of the regulatory mandated fee reductions in China.

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

Management and Performance fees earned from CIP were $51.2 million in the year ended December 31, 2023, as compared to $49.6 million for the year ended December 31, 2022.

Operating Expenses

The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

				Variance
	Years ended December 31,			2023 vs 2022		2022 vs 2021
(in millions)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Third-party distribution, service and advisory	$1,825.2	$1,886.2	$2,149.3	$(61.0)	(3.2)%	$(263.1)	(12.2)%
Employee compensation	1,885.8	1,725.1	1,911.3	160.7	9.3%	(186.2)	(9.7)%
Marketing	103.4	114.9	98.6	(11.5)	(10.0)%	16.3	16.5%
Property, office and technology	546.0	539.8	526.0	6.2	1.1%	13.8	2.6%
General and administrative	450.4	380.2	424.1	70.2	18.5%	(43.9)	(10.4)%
Transaction, integration and restructuring	41.6	21.2	(65.9)	20.4	96.2%	87.1	N/A
Amortization and impairment of intangibles	1,298.8	63.8	62.9	1,235.0	1,935.7%	0.9	1.4%
Total operating expenses	$6,151.2	$4,731.2	$5,106.3	$1,420.0	30.0%	$(375.1)	(7.3)%

The table below sets forth these expense categories as a percentage of total Operating expenses and Operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

(in millions)	2023	% of Total Operating Expenses	% of Operating Revenues	2022	% of Total Operating Expenses	% of Operating Revenues	2021	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	$1,825.2	29.7%	31.9%	$1,886.2	39.9%	31.2%	$2,149.3	42.1%	31.2%
Employee compensation	1,885.8	30.7%	33.0%	1,725.1	36.5%	28.5%	1,911.3	37.4%	27.7%
Marketing	103.4	1.7%	1.8%	114.9	2.4%	1.9%	98.6	1.9%	1.4%
Property, office and technology	546.0	8.9%	9.6%	539.8	11.5%	8.8%	526.0	10.4%	7.7%
General and administrative	450.4	7.2%	7.9%	380.2	8.0%	6.3%	424.1	8.3%	6.2%
Transaction, integration and restructuring	41.6	0.7%	0.7%	21.2	0.4%	0.4%	(65.9)	(1.3)%	(1.0)%
Amortization and impairment of intangibles	1,298.8	21.1%	22.7%	63.8	1.3%	1.1%	62.9	1.2%	0.9%
Total operating expenses	$6,151.2	100.0%	107.6%	$4,731.2	100%	78.2%	$5,106.3	100.0%	74.1%

Operating expenses increased $1,420.0 million in 2023 compared to 2022 and include a $1,248.9 million non-cash impairment of our indefinite-lived intangible assets related to prior acquisitions of management contracts of U.S. retail mutual funds. Excluding the intangible asset impairment, Operating expenses increased $171.1 million.

Third-Party Distribution, Service and Advisory

Third-party distribution, service and advisory expenses include periodic “renewal” commissions which are paid to brokers and independent financial advisors for servicing of their client accounts while they are invested in an Invesco product. Renewal commissions are calculated based upon a percentage of the AUM value and apply to much of the company's non-U.S. retail operations. The revenues from the company’s U.S. retail operations include 12b-1 distribution fees, which are largely passed through to brokers who sell the funds as third-party distribution expenses along with additional marketing support distribution costs. Both the revenues and the costs are dependent on the underlying AUM of the brokers' clients. The upfront distribution commissions are amortized over the redemption period. Also included in Third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client common share purchases and redemptions, call center support and client reporting. These costs are reimbursed by the related funds.

Third-party distribution service and advisory expenses were $1,825.2 million for the year ended December 31, 2023 as compared to $1,886.2 million for the year ended December 31, 2022. The decrease was primarily due to decreases of $52.5 million in service fees, $36.1 million in renewal commissions, and $10.7 million in transaction fees, partially offset by $40.9 million of higher administrative and other third-party management fees. The decrease is primarily due to a net decrease in pass-through service and distribution fees due to lower average AUM to which these fees apply. See "Schedule of Non-GAAP Information" for additional disclosures.

Employee Compensation

Employee compensation includes salary, cash bonuses and long-term incentive plans designed to attract and retain the highest caliber employees. Employee staff benefit plan costs and payroll taxes are also included in Employee compensation.

Employee compensation was $1,885.8 million for the year ended December 31, 2023 as compared to $1,725.1 million for the year ended December 31, 2022. The increase was primarily driven by costs related to executive retirements and organizational changes of $101.6 million which was partially offset by a net decrease in salaries, variable compensation and benefits costs of $16.9 million. In addition, there was a $40.7 million increase in expense related to the mark-to-market on deferred compensation liabilities in the year ended December 31, 2023 as compared to a $45.8 million decrease in the year ended December 31, 2022.

Headcount at December 31, 2023 was 8,489 (December 31, 2022; 8,611).

Marketing

Marketing expenses include the cost of direct advertising of our products through trade publications, television and other media, and public relations costs, such as the marketing of the company's products through conferences or other sponsorships, and the cost of marketing-related employee travel.

Marketing expenses were $103.4 million for the year ended December 31, 2023 as compared to $114.9 million for the year ended December 31, 2022. The decrease was primarily driven by lower advertising spend.

Property, Office and Technology

Property, office and technology expenses include rent and utilities for our various leased facilities, depreciation of company-owned property, minor non-capitalized computer equipment and software purchases and related maintenance payments, and costs related to externally provided operations, technology, middle office and back office management services.

Property, office and technology expenses were $546.0 million for the year ended December 31, 2023 as compared to $539.8 million for the year ended December 31, 2022.

General and Administrative

General and administrative expenses include professional services costs, such as information service subscriptions, irrecoverable indirect taxes, non-marketing related employee travel expenditures, consulting fees, audit, tax and legal fees, professional insurance costs and recruitment and training costs.

General and administrative expenses were $450.4 million for the year ended December 31, 2023 as compared to $380.2 million for the year ended December 31, 2022. The increase was due to $70 million of insurance recoveries received during the year ended December 31, 2022 as compared to $20.0 million of insurance recoveries received in the year ended December 31, 2023. The increase also includes consulting and professional fees primarily related to the State Street Alpha platform of $26.4 million.

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

Transaction, integration and restructuring charges were $41.6 million during the year ended December 31, 2023 (year ended December 31, 2022: $21.2 million). With the completion of strategic initiatives during the first quarter of 2023, any costs related to on-going projects are classified in the income statement based on the nature of the expense.

Transaction and integration expense (excluding restructuring) was a benefit to expense of $2.7 million for the year ended December 31, 2023 (year ended December 31, 2022: $43.6 million benefit). The benefit in 2022 was primarily due to $55.0 million of recoveries related to the previously disclosed OppenheimerFunds acquisition-related matter.

Restructuring costs were $44.3 million for the year ended December 31, 2023 (year ended December 31, 2022: $64.8 million). These costs are primarily related to compensation-related restructuring costs in connection with our strategic evaluation during 2023. (see Note 13, "Restructuring," for additional details).

Amortization and impairment of intangible assets

Amortization and impairment of intangible assets was $1,298.8 million for the year ended December 31, 2023 as compared to $63.8 million for the year ended December 31, 2022. The increase was primarily due to a $1,248.9 million non-cash impairment of our indefinite-lived intangible assets related to prior acquisitions of management contracts of U.S. retail mutual funds.

Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin

Operating loss was $434.8 million in the year ended December 31, 2023, as compared to operating income of $1,317.7 million for the year ended December 31, 2022. Operating margin (operating income divided by operating revenues) decreased to (7.6%) for the year ended December 31, 2023 from 21.8% in the year ended December 31, 2022 primarily as a result of the $1,248.9 million intangible asset impairment in 2023.

Adjusted operating income decreased to $1,213.5 million for the year ended December 31, 2023 from $1,614.8 million in the year ended December 31, 2022. Adjusted operating margin decreased to 28.2% for the year ended December 31, 2023 from 34.8% for the year ended December 31, 2022. See “Schedule of Non-GAAP Information” for a reconciliation of Operating revenues to Net revenues, a reconciliation of Operating income to Adjusted operating income and additional important disclosures regarding Net revenues, Adjusted operating income and Adjusted operating margin.

Other Income and Expenses

The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

				Variance
	Years ended December 31,			2023 vs 2022		2022 vs 2021
(in millions)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Equity in earnings of unconsolidated affiliates	$71.3	$106.1	$152.3	$(34.8)	(32.8)%	$(46.2)	(30.3)%
Interest and dividend income	47.8	24.4	25.2	23.4	95.9%	(0.8)	(3.2)%
Interest expense	(70.5)	(85.2)	(94.7)	14.7	(17.3)%	9.5	(10.0)%
Other gains and losses, net	98.0	(139.5)	120.5	237.5	N/A	(260.0)	N/A
Other income/(expense) of CIP, net	50.3	24.2	509.0	26.1	107.9%	(484.8)	(95.2)%
Total other income and expenses	$196.9	$(70.0)	$712.3	$266.9	N/A	$(782.3)	N/A

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates decreased to $71.3 million for the year ended December 31, 2023 as compared to $106.1 million for the year ended December 31, 2022. The decrease was primarily driven by decreases of $33.8 million in our income from our real estate investments and $20.3 million from our joint venture investment in IGW due to lower revenue as discussed above, which were partially offset by an increase of $20.1 million in the earnings from private equity and other investments.

Interest and dividend income

Interest and dividend income was $47.8 million for the year ended December 31, 2023 as compared to $24.4 million for the year ended December 31, 2022. The increase was primarily due to higher interest income earned from Cash and cash equivalents.

Interest expense

Interest expense was $70.5 million for the year ended December 31, 2023 as compared to $85.2 million for the year ended December 31, 2022 as a result of a decrease in outstanding debt.

Other gains and losses, net

Other gains and losses was a net gain of $98.0 million for the year ended December 31, 2023 as compared to a net loss of $139.5 million for the year ended December 31, 2022. The net gain in 2023 included a $45 million gain on the sale of certain Hong Kong pension sponsorship rights, and $49.6 million on investments and instruments held for our deferred compensation plans.

Other income/(expense) of CIP

Other income/(expense) of CIP includes interest and dividend income, interest expense, and realized and unrealized gains and losses on the underlying investments and debt owned by CIP. For the year ended December 31, 2023, net interest income of CIP was $226.6 million as compared to $151.1 million for the year ended December 31, 2022. The increase in interest income was primarily a result of newly consolidated investment products in 2023 as well as higher net interest income earned by the CLOs. For the year ended December 31, 2023, other gains and losses of CIP were a net loss of $176.3 million as compared to a net loss of $126.9 million for the year ended December 31, 2022. The net losses in 2023 and 2022 were attributable to market-driven losses on investments held by consolidated funds.

Net impact of CIP and related noncontrolling interests in consolidated entities

The consolidation of investment products did not have an impact on Net income attributable to Invesco for the years ended December 31, 2023 and 2022. The adjustment to net income for the Net income/(loss) attributable to noncontrolling interests in consolidated entities represent the CIP profit or loss attributable to third-party investors. The impact of any realized or unrealized gains or losses attributable to the interests of third-parties, which is reflected in Other income/(expense) of CIP, is offset by this adjustment to arrive at Net income attributable to Invesco. Also, the net income or loss of CIP is taxed at the investor level, not at the product level; therefore, a tax provision is not reflected in the net impact of CIP.

Income Tax Expense

The tax provision was a benefit of $(69.7) million for the year ended December 31, 2023 compared to an expense of $322.2 million for the year ended December 31, 2022, resulting in effective tax rates of 29.3% and 25.8% for the years ended December 31, 2023 and 2022, respectively. The effective tax rate for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was favorably impacted by a change in the mix of income across tax jurisdictions which was partially offset by the tax impact of the loss attributable to noncontrolling interests in consolidated entities. For additional income tax information, please refer to Note 15, “Taxation,” in Part II, Item 8, Financial Statements and Supplementary Data.

Schedule of Non-GAAP Information

We utilize the following non-GAAP performance measures: Net revenue (and by calculation, Net revenue yield on AUM), Adjusted operating income, Adjusted operating margin, Adjusted net income attributable to Invesco and Adjusted diluted EPS. The company believes the adjusted measures provide valuable insight into the company’s ongoing operational performance and assist in comparisons to its competitors. These measures also assist the company’s management with the establishment of operational budgets and forecasts. The most directly comparable U.S. GAAP measures are Operating revenues (and by calculation, Gross revenue yield on AUM), Operating income, Operating margin, Net income/(loss) attributable to Invesco and Diluted EPS. Each of these measures is discussed more fully below.

The following are reconciliations of Operating revenues, Operating income/(loss) (and by calculation, Operating margin) and Net income/(loss) attributable to Invesco (and by calculation, Diluted EPS) on a U.S. GAAP basis to a non-GAAP basis of Net revenues, Adjusted operating income (and by calculation, Adjusted operating margin) and Adjusted net income attributable to Invesco (and by calculation, adjusted diluted EPS). These non-GAAP measures should not be considered as substitutes for any U.S. GAAP measures and may not be comparable to other similarly titled measures of other companies. Additional reconciling items may be added in the future to these non-GAAP measures if deemed appropriate. The tax effects related to the reconciling items have been calculated based on the tax rate attributable to the jurisdiction to which the transaction relates. Notes to the reconciliations follow the tables.

Reconciliation of Operating revenues to Net revenues:

(in millions)	2023	2022	2021
Operating revenues, U.S. GAAP basis	$5,716.4	$6,048.9	$6,894.5
Revenue Adjustments: (1)
Investment management fees	(766.4)	(764.7)	(844.1)
Service and distribution fees	(911.7)	(961.1)	(1,087.5)
Other	(147.1)	(160.4)	(217.7)
Total Revenue Adjustments	(1,825.2)	(1,886.2)	(2,149.3)
Invesco Great Wall (2)	368.3	432.7	473.5
CIP (3)	51.2	49.6	42.4
Net revenues	$4,310.7	$4,645.0	$5,261.1

Reconciliation of Operating income/(loss) to Adjusted operating income:

(in millions)	2023	2022	2021
Operating income/(loss), U.S. GAAP basis	$(434.8)	$1,317.7	$1,788.2
Invesco Great Wall (2)	201.9	262.7	276.6
CIP (3)	84.8	65.7	67.7
Transaction, integration and restructuring (4)	41.6	21.2	(65.9)
Amortization and impairment of intangible assets (5)	1,298.8	63.8	62.9
Compensation expense related to market valuation changes in deferred compensation plans (6)	41.2	(46.3)	53.1
General and administrative (7)	(20.0)	(70.0)	—
Adjusted operating income	$1,213.5	$1,614.8	$2,182.6

Operating margin (8)	(7.6)%	21.8%	25.9%
Adjusted operating margin (9)	28.2%	34.8%	41.5%

Reconciliation of Net income/(loss) attributable to Invesco to Adjusted net income attributable to Invesco:

(in millions, except per common share data)	2023	2022	2021
Net income/(loss) attributable to Invesco Ltd., U.S. GAAP basis	$(333.7)	$683.9	$1,393.0
Adjustments (excluding tax):
Transaction, integration and restructuring (4)	41.6	21.2	(65.9)
Amortization and impairment of intangible assets (5)	1,298.8	63.8	62.9
Deferred compensation plan market valuation changes and dividend income less compensation expense (6)	(18.6)	73.6	0.3
General and administrative (7)	(20.0)	(70.0)	(10.1)
Total adjustments excluding tax	$1,301.8	$88.6	$(12.8)
Tax adjustment for amortization of intangible assets and goodwill (10)	16.7	14.2	20.8
Tax adjustment for impairment of intangible assets	(296.1)	—	—
Other tax effects of adjustments above	1.0	(13.5)	38.6
Adjusted net income attributable to Invesco Ltd. (11)	$689.7	$773.2	$1,439.6

Average common shares outstanding - diluted	456.2	459.5	465.4
Diluted EPS	$(0.73)	$1.49	$2.99
Adjusted diluted EPS (12)	$1.51	$1.68	$3.09
____________
(1) Revenue adjustments: The company calculates Net revenues by reducing Operating revenues to exclude fees that are passed through to external parties who perform functions on behalf of, and distribute, the company’s managed funds. The Net revenue presentation assists in identifying the revenue contribution generated by the company, removing distortions caused by the differing distribution channel fees and allowing for a fair comparison with U.S. peer investment managers and within Invesco’s own investment units. Additionally, management evaluates Net revenue yield on AUM, which is equal to Net revenues divided by Average AUM during the reporting period, as an indicator of the basis point Net revenues we receive for each dollar of AUM we manage.
Investment management fees are adjusted by renewal commissions and certain administrative fees. Service and distributions fees are primarily adjusted by distribution fees passed through to broker dealers for certain share classes and pass through fund-related costs. Other revenues are primarily adjusted by transaction fees passed through to third parties.
(2) Invesco Great Wall: The company reflects 100% of IGW in its Net revenues and Adjusted operating income (and by calculation, Adjusted operating margin). The company’s non-GAAP operating results reflect the economics of these holdings on a basis consistent with the underlying AUM and flows. Adjusted net income is reduced by the amount of earning attributable to the 51% noncontrolling interests.
(3) CIP: See Part II, Item 8, Financial Statements and Supplementary Data, note 19, “Consolidated Investment Products,” for a detailed analysis of the impact to the company’s Condensed Consolidated Financial Statements from the consolidation of CIP. The company believes that the CIP may impact a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, the company believes that it is appropriate to adjust Operating revenues and Operating income for the impact of CIP in calculating the respective Net revenues and Adjusted operating income (and by calculation, Adjusted operating margin).
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
(5) Amortization and impairment of intangible assets: The company removes amortization and non-cash impairment expense related to acquired assets in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income and Adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition-related charges.
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
(7) General and administrative: The adjustments remove insurance recoveries related to fund-related losses incurred in prior periods.
(8) Operating margin is equal to Operating income divided by Operating revenues.
(9) Adjusted operating margin is equal to Adjusted operating income divided by Net revenues.
(10) Tax adjustment for amortization of intangible assets and goodwill: The company reflects the tax benefit realized on the tax amortization of goodwill and intangible assets in Adjusted net income. The company believes it is useful to include this tax benefit in arriving at the Adjusted diluted EPS measure.
(11) The effective tax rate on Adjusted net income attributable to Invesco Ltd. for the year ended December 31, 2023 is 20.6% (for year ended December 31, 2022 and 2021, was 26.0% and 23.3%, respectively).
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

Balance Sheet Discussion (1)

The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP and policyholder balances for the reasons outlined in footnote 1 to the table:

	As of December 31, 2023				As of December 31, 2022
Balance sheet information (in millions)	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted
ASSETS
Cash and cash equivalents	$1,469.2	$—	$—	$1,469.2	$1,234.7	$—	$—	$1,234.7
Investments	919.1	527.4	—	1,446.5	996.6	376.8	—	1,373.4
Assets of CIP:
Investments and other assets of CIP	9,016.0	(9,016.0)	—	—	8,735.1	(8,735.1)	—	—
Cash and cash equivalents of CIP	462.4	(462.4)	—	—	199.4	(199.4)	—	—
Assets held for policyholders	393.9	—	(393.9)	—	668.7	—	(668.7)	—
Goodwill and intangible assets, net	14,539.6	—	—	14,539.6	15,698.9	—	—	15,689.9
Other assets (2)	2,133.6	18.8	—	2,152.4	2,223.4	9.8	—	2,233.2
Total assets	$28,933.8	$(8,932.2)	$(393.9)	$19,607.7	$29,756.8	$(8,547.9)	$(668.7)	$20,540.2
LIABILITIES
Liabilities of CIP:
Debt of CIP	$7,121.8	$(7,121.8)	$—	$—	$6,590.4	$(6,590.4)	$—	$—
Other liabilities of CIP	492.1	(492.1)	—	—	329.6	(329.6)	—	—
Policyholder payables	393.9	—	(393.9)	—	668.7	—	(668.7)	—
Debt	1,489.5	—	—	1,489.5	1,487.6	—	—	1,487.6
Other liabilities (3)	3,520.5	—	—	3,520.5	3,838.3	—	—	3,838.3
Total liabilities	$13,017.8	$(7,613.9)	$(393.9)	$5,010.0	$12,914.6	$(6,920.0)	$(668.7)	$5,325.9
EQUITY
Total equity attributable to Invesco Ltd.	$14,597.6	$0.1	$—	$14,597.7	$15,213.6	$0.1	$—	$15,213.7
Noncontrolling interests (4)	1,318.4	(1,318.4)	—	—	1,628.6	(1,628.0)	—	0.6
Total equity	15,916.0	(1,318.3)	—	14,597.7	16,842.2	(1,627.9)	—	15,214.3
Total liabilities and equity	$28,933.8	$(8,932.2)	$(393.9)	$19,607.7	$29,756.8	$(8,547.9)	$(668.7)	$20,540.2
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

Cash and cash equivalents

Cash and cash equivalents increased $234.5 million from $1,234.7 million at December 31, 2022 to $1,469.2 million at December 31, 2023. See “Cash Flows Discussion” in the following section within this Management's Discussion and Analysis for additional discussion regarding the movements in cash flows during the periods. See Part II, Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies - Cash and Cash Equivalents,” regarding capital adequacy requirements in certain jurisdictions.

Investments

Investments are comprised primarily of the equity method investment in IGW, seed capital and co-investments in affiliated funds, and investments related to the company’s deferred compensation plans.

As of December 31, 2023 and December 31, 2022, the company had $956.0 million and $909.2 million in seed capital and co-investments, respectively, including direct investments in CIP. Total seed capital and co-investments is presented as a helpful measure for investors and represents our net investment including our net investment in CIP. The following table reconciles the investment balance to the total seed capital and co-investment balance.

	As of
(in millions)	December 31, 2023	December 31, 2022
Investments	$919.1	$996.6
Net investment in CIP	527.4	376.8
Less: Investments related to deferred compensation plans, joint ventures, and other investments	(490.5)	(464.2)
Total seed capital and co-investments (1)	$956.0	$909.2
____________
(1)    Included in the total seed and co-investment balance as of December 31, 2023 is $314.1 million of seed capital and $641.9 million of co-investments (December 31, 2022: $305.4 million of seed capital and $603.8 million of co-investments).

Assets held for policyholders and policyholder payables

One of our subsidiaries, Invesco Pensions Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity held assets that were managed for its clients on its balance sheet with an equal and offsetting liability. The decrease in the balance of these accounts from $668.7 million at December 31, 2022 to $393.9 million at December 31, 2023, resulted from net business outflows of $340.5 million and positive foreign exchange rate movements of $20.5 million, and favorable market movements of $45.2 million. In January 2024, all funds were distributed to customers.

Goodwill and intangible assets, net

Goodwill and intangible assets, net decreased to $14,539.6 million at December 31, 2023 from $15,698.9 million at December 31, 2022. The decrease was due to amortization expense of $49.9 million and a $1,248.9 million non-cash impairment of our indefinite-lived intangible assets related to prior acquisitions of management contracts of U.S. retail mutual funds, partially offset by foreign exchange impacts of $139.5 million. See "Critical Accounting Policies and Estimates” for additional information.

Liquidity and Capital Resources

Our capital structure, together with available cash balances, cash flows generated from operations, existing capacity under our credit agreement and further capital market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating expenses, debt and other obligations as they come due and anticipated future capital requirements.

Sources of Liquidity by Type

	As of
(in millions)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$1,469.2	$1,234.7
Available revolver	2,000.0	1,500.0
Total Sources of Liquidity by Type	$3,469.2	$2,734.7

On April 26, 2023, Invesco Ltd. and its indirect subsidiary, Invesco Finance PLC, amended and restated the $1.5 billion floating rate credit agreement, increasing facility capacity to $2.0 billion and extending the expiration date from April 26, 2026 to April 26, 2028. As of December 31, 2023, the balance on the $2.0 billion floating rate facility was zero.

In the ordinary course of business, Invesco enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of Invesco. Purchase obligations represent fixed-price contracts, which are either non-cancelable or cancellable with a penalty. As of December 31, 2023, the company's purchase obligations totaled $663.5 million (December 31, 2022: $770.7 million) and primarily reflect standard service contracts for portfolio, market data, office-related services and third-party marketing and promotional services. Purchase obligations are recorded as liabilities in the company's Consolidated Financial Statements when services are provided.

Capital Management

Our capital management priorities have evolved with the growth and success of our business and include, in no particular order of priority: reinvestment in the business, maintaining a strong balance sheet and returning capital to shareholders longer term through a combination of modestly increasing dividends and share repurchases.

During the year ended December 31, 2023, the company repurchased 9.6 million common shares for $150.0 million in the open market. As of December 31, 2023, approximately $382.2 million remained authorized under the company’s common share repurchase authorization approved by the Board on July 22, 2016.

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

We are in compliance with all regulatory minimum net capital requirements. As of December 31, 2023, the company's minimum regulatory capital requirement was $395.8 million (December 31, 2022: $639.8 million). The decrease was driven by a reduction in regulatory capital requirements as part of a transition into a new regulatory regime in the UK (Investment Firm Prudential Regime). However, there has been no change to the related regulatory liquidity and working capital requirements, and as such, there has not been a material reduction in the level of Cash and cash equivalents required outside of the US.

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

The consolidation of $9,478.4 million and $7,121.8 million of total assets and debt of CIP as of December 31, 2023, respectively, did not impact the company’s liquidity and capital resources. See Part II, Item 8, Financial Statements and Supplementary Data - Note 19, “Consolidated Investment Products,” for additional details.

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

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flow information, excluding the impact of the cash flows of CIP for the reasons outlined in footnote 1 to the table:

Cash flows information (1)	Year ended December 31, 2023			Year ended December 31, 2022			Year ended December 31, 2021
(in millions)	U.S. GAAP	Impact of CIP	As Adjusted	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	As Adjusted
Cash and cash equivalents beginning of the period	$1,434.1	$(199.4)	$1,234.7	$2,147.1	$(250.7)	$1,896.4	$1,839.3	$(301.7)	$1,537.6
Cash flows from operating activities (1)	1,300.8	(136.6)	1,164.2	703.2	414.1	1,117.3	1,078.1	436.1	1,514.2
Cash flows from investing activities	(244.3)	72.8	(171.5)	(375.6)	81.5	(294.1)	(847.9)	755.4	(92.5)
Cash flows from financing activities	(585.4)	(196.8)	(782.2)	(966.9)	(449.4)	(1,416.3)	117.3	(1,148.0)	(1,030.7)
Increase/(decrease) in cash and cash equivalents	471.1	(260.6)	210.5	(639.3)	46.2	(593.1)	347.5	43.5	391.0
Foreign exchange movement on cash and cash equivalents	26.4	(2.4)	24.0	(73.7)	5.1	(68.6)	(39.7)	7.5	(32.2)
Cash and cash equivalents, end of the period	$1,931.6	$(462.4)	$1,469.2	$1,434.1	$(199.4)	$1,234.7	$2,147.1	$(250.7)	$1,896.4

Cash and cash equivalents	$1,469.2	$—	$1,469.2	$1,234.7	$—	$1,234.7	$1,896.4	$—	$1,896.4
Cash and cash equivalents of CIP	462.4	(462.4)	—	199.4	(199.4)	—	250.7	(250.7)	—
Total cash and cash equivalents per consolidated statement of cash flows	$1,931.6	$(462.4)	$1,469.2	$1,434.1	$(199.4)	$1,234.7	$2,147.1	$(250.7)	$1,896.4
____________
(1)    These tables include non-GAAP presentations. Cash held by CIP is not available for use by Invesco. Additionally, there is no recourse to Invesco for CIP debt. The cash flows of CIP do not form part of the company’s cash flow management processes, nor do they form part of the company’s significant liquidity evaluations and decisions.
Operating Activities

Operating cash flows include the receipt of Investment management and Other fees generated from AUM, offset by Operating expenses and changes in operating assets and liabilities. After allowing for the change in cash held by CIP, investment activities, non-cash activity, including the $1,248.9 million intangible asset impairment in 2023, and seasonal payments, such as bonus payments in the first quarter, our operating cash flows generally move in the same direction as our Operating income/(loss).

Cash inflows for the year ended December 31, 2023, excluding the impact of CIP, were primarily driven by operating income and changes in payables and receivables due to the timing of payments and receipts.

Investing Activities

Cash outflows for the year ended December 31, 2023, excluding the impact of CIP, includes purchases of investments of $108.2 million (year ended December 31, 2022: $274.3 million) and property, equipment and software of $164.3 million (year ended December 31, 2022: $192.9 million), partially offset by collected proceeds from sales and returns of capital of investments of $54.8 million (year ended December 31, 2022: $173.1 million) and the sale of certain Hong Kong pension sponsorship rights of $46.2 million.

Financing Activities

Financing cash outflows during the year ended December 31, 2023 included $357.9 million of common dividend payments for dividends declared in January, April, July and October 2023 (year ended December 31, 2022: dividends paid of $334.8 million), $236.8 million of preferred dividend payments for dividends declared in January, April, July and October 2023 (year ended December 31, 2022: $236.8 million), $150.0 million for the repurchase of common shares through the open market (year ended December 31, 2022: $200.0 million), and the payment of $37.5 million to meet employees' withholding tax obligations on common share vestings (2022: $44.7 million). Financing cash outflows during the year ended December 31, 2022 also included a $600.0 million redemption of senior notes. Net borrowings under the floating rate credit agreement were zero during the years ended December 31, 2023 and December 31, 2022.

Dividends

When declared, Invesco pays dividends on a quarterly basis in arrears. Holders of our preferred shares are eligible to receive dividends at an annual rate of 5.9% of the liquidation preference of $1,000 per share, or $59 per share per annum. The preferred dividend is payable quarterly on a non-cumulative basis when, if and as declared by our board of directors. However, if we have not declared and paid or set aside for payment full quarterly dividends on the preferred stock for a particular dividend period, we may not declare or pay dividends on, redeem, purchase or acquire our common stock or other junior securities in the next succeeding dividend period. In addition, if we have not declared and paid or set aside for payment quarterly dividends on the preferred stock for six quarterly periods, whether or not consecutive, the number of directors of the company will be increased by two and the holders of the preferred shares shall have the right to elect such two additional members of the Board of Directors.

On January 23, 2024, the company declared a fourth quarter 2023 cash dividend of $0.20 per common share to the holders of common shares. The dividend is payable on March 4, 2024, to common shareholders of record at the close of business on February 16, 2024, with an ex-dividend date of February 15, 2024.

On January 23, 2024, the company announced a preferred dividend of $14.75 per preferred share representing the period from December 1, 2023 through February 28, 2024. The preferred dividend is payable on March 1, 2024.

The declaration, payment and amount of any future dividends will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The company has a policy of managing dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts.

Common Share Repurchase Plan

During 2023, the company repurchased 9.6 million shares for $150 million in the open market as compared to 8.9 million shares for $200 million during 2022. At December 31, 2023, approximately $382.2 million remained authorized under the company's common share repurchase authorization approved by the Board on July 22, 2016 (December 31, 2022: $532.2 million).

Debt

The carrying value of our debt at December 31, 2023 was $1,489.5 million (December 31, 2022: $1,487.6 million), See Item 8, Financial Statements and Supplementary Data, Note 8, “Debt,” for additional disclosures.

For the year ended December 31, 2023, the company's weighted average cost of debt was 4.28% (year ended December 31, 2022: 4.15%).

Financial covenants under the credit agreement include: (i) the quarterly maintenance of an Adjusted debt/Earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses (Covenant Adjusted EBITDA) leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) an interest coverage ratio (Covenant Adjusted EBITDA/interest expense for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of December 31, 2023, we were in compliance with our financial covenants. At December 31, 2023, our leverage ratio was 0.69:1.00 (December 31, 2022: 0.78:1.00), and our interest coverage ratio was 20.40:1.00 (December 31, 2022: 19.51:1.00).

The December 31, 2023 and 2022 coverage ratio calculations are as follows:

	Last four quarters ended
(in millions)	December 31, 2023	December 31, 2022
Net income/(loss) attributable to Invesco Ltd.	$(333.7)	$683.9
Dividends on preferred shares	236.8	236.8
Tax expense/(benefit)	(69.7)	322.2
Amortization/depreciation/impairment	1,431.7	195.3
Interest expense	70.5	85.2
Common share-based compensation expense	114.6	106.2
Unrealized (gains)/losses from investments, net (1)	(11.9)	87.7
OppenheimerFunds acquisition-related matter recoveries (2)	—	(55.0)
Covenant Adjusted EBITDA (3)	$1,438.3	$1,662.3
Adjusted debt (3)	$992.4	$1,290.3

Leverage ratio (Adjusted debt/Covenant Adjusted EBITDA - maximum 3.25:1.00)	0.69	0.78
Interest coverage (Covenant Adjusted EBITDA/Interest expense - minimum 4.00:1.00)	20.40	19.51
____________
(1)    Adjustments for unrealized gains and losses from investments, as defined in our credit agreement, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.
(2)     Unusual or otherwise non-recurring gains and losses, as defined in our credit agreement, are adjusted for in the determination of Covenant Adjusted EBITDA. The insurance recoveries related to the OppenheimerFunds acquisition-related matter are considered unusual and have been removed from the determination of Covenant Adjusted EBITDA.
(3)    Covenant Adjusted EBITDA and Adjusted debt are non-GAAP financial measures that are used by management in connection with certain debt covenant calculations under our credit agreement. The calculation of Covenant Adjusted EBITDA above (a reconciliation from net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore Net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to Covenant Adjusted EBITDA. The calculation of 2023 Adjusted debt is defined in our amended credit agreement and equals debt of $1,489.5 million plus $2.8 million in letters of credit less $500.0 million of excess unrestricted cash (cash and cash equivalents less the minimum regulatory capital requirement, not to exceed $500 million (2022: $200.0 million).

On January 30, 2024, Invesco Finance PLC, a wholly-owned indirect subsidiary of the Parent, paid in full the outstanding balance of the $600.0 million senior notes which were due on January 30, 2024. Further, $128.5 million was drawn on the floating rate facility on January 31, 2024.

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

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. All Cash and cash equivalent balances are subject to credit risk, as they represent deposits made by the company with external banks and other institutions. As of December 31, 2023, our maximum exposure to credit risk related to our Cash and cash equivalent balances is $1,469.2 million, of which $927.8 million is invested in affiliated money market funds. No more than 10% of our Cash and cash equivalent balances is held with any one third-party financial institution. See Part II, Item 8, Financial Statements and Supplementary Data - Note 2, "Fair Value of Assets and Liabilities" for information regarding Cash and cash equivalents invested in affiliated money market funds.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as the same become due. The company is exposed to liquidity risk through its $1,489.5 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit agreement, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.

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

Off Balance Sheet Commitments

See Part II, Item 8, Financial Statements and Supplementary Data - Note 18, “Commitments and Contingencies,” for more information regarding undrawn capital commitments.

Critical Accounting Policies and Estimates

Our significant accounting policies are disclosed in Part II, Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies." Critical accounting policies and estimates are those that require complex management judgment regarding matters that are highly uncertain at the time policies were applied and estimates were made. Different estimates reasonably could have been used in the current period that would have had a material effect on these Consolidated Financial Statements, and changes in these estimates are likely to occur from period-to-period in the future. The discussion below provides information on the significant judgments and assumptions applied in each area and should be read in conjunction with the significant accounting policies footnote previously referenced.

Intangible Assets

Management has the option to first assess indefinite-lived intangible assets for qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable (i.e., the carrying amount exceeds the fair value of the intangible asset). In addition, management's judgment is required to estimate the period over which definite-lived intangible assets will contribute to the company's cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a definite-lived intangible asset, could have a significant impact on the company's amortization expense.

Intangible assets not subject to amortization are tested for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. If a quantitative assessment is required, the impairment test consists of a comparison of the fair value of an intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Management used an income approach to value indefinite-lived intangible assets related to acquired management contracts of U.S. retail mutual funds. An income approach includes assumptions for current market conditions, including the asset’s updated forecasts of AUM to take into consideration market gains or losses, net long-term flows and the corresponding changes in revenue and expenses.

The most sensitive assumptions used in the income approach are the revenue forecast, the long-term growth rate and the discount rate applied to the cash flow forecast to determine present value. The revenue projections used are within a range of (5)% to 1% over the forecast period. Taking into consideration the AUM mix of the U.S. retail mutual funds, the long-term growth rate was determined using the historical returns of the S&P 500 index, treasury bonds and treasury bills. The long-term growth rate used by management in the annual impairment test was 2.5% which decreased from the long-term growth rate used in prior periods of 4.5% due to sustained outflows of AUM related to U.S. retail mutual funds. The discount rate is an estimate of the weighted average cost of capital for the investment management sector reflecting the overall industry risks associated with future cash flows and considers an applicable size premium for the intangible asset. The discount rate used by management was 13.05% which increased 365 bps from the prior year due to increases in the risk-free discount rate and systematic risk inputs as well as the use of an asset-specific risk premium. We assessed the reasonableness of the estimated fair value of the intangible asset by considering applicable market data.

Based on our annual impairment analysis as of October 1, 2023, we determined that the carrying value of the indefinite-lived intangible assets related to acquired management contracts of U.S. retail mutual funds of $5,818.6 million exceeded the estimated fair value. As such, a $1,248.9 million impairment was recorded in Amortization and impairment of intangibles expense in the Consolidated Statements of Income which reduced the carrying value to $4,569.7 million. The impairment was driven by a decrease in the long-term growth rate, an increase in the discount rate and lower projected earnings as a result of lower AUM for these management contracts. While the company believes all assumptions utilized in our assessment are reasonable and appropriate, changes in these estimates could produce different fair value amounts which could drive impairment in future periods. For example, assuming all other assumptions remain static, a decrease to the revenue forecast of 2% would result in an incremental impairment of $79 million. A decrease to the long-term growth rate of 25 bps would result in an incremental impairment of $75 million. Also, an increase to the discount rate of 15 bps would result in an incremental impairment of $58 million. The impairment does not impact the company’s liquidity or capital resources.

Our annual impairment reviews of our other indefinite-lived intangible assets determined that there was not an impairment of these intangibles. The classifications of indefinite-lived and definite-lived intangible assets remain appropriate, and no changes to the expected lives of definite-lived intangible assets were required.

Goodwill

Management has the option to first assess goodwill for qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Due to the sustained decline in our stock price into the fourth quarter, management opted to perform a quantitative annual impairment test as of October 1, 2023. Management used an income approach to value the reporting unit. An income approach includes assumptions for current market conditions, including the company's updated forecasts for changes in AUM due to market gains or losses, net long-term flows and the corresponding changes in revenue and expenses. The most sensitive assumptions used in the income approach are the long-term growth rate and the discount rate applied to the cash flow forecast to determine present value. Taking into consideration the company’s AUM mix, the long-term growth rate was determined using the historical returns of the S&P 500 index, treasury bonds and treasury bills. The long-term growth rate used by management in the annual impairment test was 4.5% which is consistent with prior periods. The discount rate used is an estimate of the weighted average cost of capital for the investment management sector reflecting the overall industry risks associated with future cash flows. The discount rate used by management was 11.2% which increased 180 bps from the prior year due to increases in the risk-free rate and systematic risk inputs as well as the use of a company-specific risk premium. We assessed the reasonableness of the estimated fair value of the reporting unit by giving consideration to our market capitalization and implied control premium over a reasonable period of time and to applicable market data.

Based on our annual impairment analysis of goodwill as of October 1, 2023, we determined that the estimated fair value of the reporting unit exceeded its carrying value by 5% due to lower profitability in 2023 and an increase in the discount rate from the prior year. While the company believes all assumptions utilized in our assessment are reasonable and appropriate, changes in these estimates could produce different fair value amounts which could drive impairment in future periods. For example, assuming all other assumptions remain static, a decrease to the long-term growth rate of 20 bps or an increase to the discount rate of 15 bps would cause the carrying value of the reporting unit to approximate its fair value. In addition, if in future periods, the price of our stock declines significantly for an extended period of time, there could be an impairment of goodwill.

The company cannot predict the occurrence of future events that might adversely affect the reported value of goodwill of $8,691.5 million at December 31, 2023. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the company's AUM or any other material negative change in AUM and related fee rates, or a significant and sustained decline in the company's stock price. An impairment in the future would not impact the company’s liquidity or capital resources.

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

In the assessment of uncertain tax positions, significant judgment is required to estimate the range of possible outcomes and determine the probability, on a more likely than not basis, of favorable or unfavorable outcomes upon ultimate settlement of an issue. Changes in the estimate of uncertain tax positions occur periodically due to changes in interpretations of tax laws, the status of examinations by tax authorities and new regulatory or judicial guidance that could impact the relative merits and risk of tax positions. These changes, when they occur, impact tax expense and can materially impact results of operations. The company recognizes any interest and penalties related to unrecognized tax benefits (UTBs) on the Consolidated Statements of Income as components of income tax expense.

CIP

Assessing if an entity is a variable interest entity (VIE) or voting interest entity (VOE) involves judgment and analysis on a structure-by-structure basis. Factors assessed as part of the analysis include the legal organization of the entity, the company's contractual involvement with the entity and any related party or de facto agent implications of the company's involvement with the entity. If the company is deemed to have the power to direct the activities of the fund that most significantly impact the fund's economic performance and the obligation to absorb losses/right to receive benefits from the fund that could potentially be significant to the fund, then the company is deemed to be the fund's primary beneficiary and is required to consolidate the fund. Assessing if the company has the power to direct the activities that most significantly impact the fund’s economic results may involve significant judgment.

Recent Accounting Standards

See Part II, Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies - Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements.”

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

Securities Market Risk

The company's exposure to market risk from financial instruments measured at fair value arises primarily from its investments. The following table summarizes the impact of a 10% increase or decrease in the fair values of these financial instruments:

	December 31, 2023
(in millions)	Fair Value	Fair Value assuming 10% increase	Fair Value assuming 10% decrease
Equity investments (1)	$272.4	$299.6	$245.2
Total assets measured at fair value exposed to market risk	$272.4	$299.6	$245.2

Net investments in CIP (2)	$527.4	$580.1	$474.7
____________

(1)If such a 10% increase or decrease in fair values were to occur, the change attributable to $272.4 million of these equity investments would result in a corresponding increase or decrease in our pre-tax earnings. At December 31, 2023, $196.7 million of these equity investments are held to hedge economically certain deferred compensation plans in which the company's employees participate. In addition to holding equity investments, the company has a total return swap (TRS) to economically hedge certain deferred compensation plans. The notional value of the TRS at December 31, 2023 was $393.0 million. The company recognizes as compensation expense the appreciation or depreciation of the compensation liability over the award's vesting period in proportion to the vested amount of the award. The company immediately recognizes the appreciation or depreciation of these investments, which is included in other gains and losses. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting net income, which will reverse and will offset to zero over the life of the award at the end of the multi-year vesting period.
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

Cash balances invested in money market funds of $927.8 million have been excluded from the table above. These are valued under the market approach at the NAV of the underlying funds, which is maintained at $1. Assets held for policyholders of $393.9 million have also been excluded from the table above. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability to the policyholders, which is linked to the value of the investments. The investments and the Policyholder payables held by this business are carried in the Consolidated Balance Sheets as separate account assets and liabilities at fair value in accordance with ASC Topic 944, “Financial Services - Insurance.” Changes in fair value are recorded and offset to zero in the Consolidated Statements of Income in other operating revenues. Increases or decreases in the fair value of these investments will therefore have no impact to our pre-tax earnings.

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On December 31, 2023, the interest rates on 100.0% of the company's borrowings were fixed for a weighted average period of 6.0 years, and the company had a balance of zero on its floating rate credit agreement.

The interest rate profile of the financial liabilities of the company on December 31 was:

(in millions)	December 31, 2023	December 31, 2022
Debt
Fixed rate	$1,489.5	$1,487.6
Floating rate	—	—
Total	$1,489.5	$1,487.6

Weighted average interest rate percentage	4.3%	4.2%
Weighted average period for which rate is fixed in years	6.0	7.0

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

The company is also exposed to foreign currency translation risk on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries' functional currencies. The impact of the revaluation is recorded in the Consolidated Statements of Income. Net foreign exchange revaluation losses were $0.9 million in 2023 (2022: $2.4 million of gains) and are included in General and administrative expenses and Other gains and losses, net on the Consolidated Statements of Income.

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

Under the supervision, and with the participation of the chief executive officer and chief financial officer, management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2023.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Invesco Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Invesco Ltd. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Indefinite-Lived Intangible Assets Impairment Assessment for Acquired Management Contracts of U.S. Retail Mutual Funds

As described in Notes 1, 2 and 5 to the consolidated financial statements, the Company’s management contracts indefinite-lived intangible assets, net balance was $5,705.4 million as of December 31, 2023. As disclosed by management, the carrying value of indefinite-lived intangible assets related to acquired management contracts of U.S. retail mutual funds was $4,569.7 million, which included a $1,248.9 million impairment charge for the year ended December 31, 2023. Management tests for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the qualitative assessment indicates that an impairment may be likely or management elects to not perform the qualitative assessment, management performs a quantitative test to determine the fair value of the intangible assets and compares the fair value with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. Fair value is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The most sensitive assumptions used in the income approach are the revenue forecast, the long-term growth rate and the discount rate.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible assets impairment assessment for acquired management contracts of U.S. retail mutual funds is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue forecast, the long-term growth rate and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible assets impairment assessment for acquired management contracts of U.S. retail mutual funds, including controls over the valuation of the acquired management contracts of U.S. retail mutual fund indefinite-lived intangible assets. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the indefinite lived intangible assets; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue forecast, the long-term growth rate and the discount rate. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the revenue forecast, long-term growth rate and discount rate assumptions.

Goodwill Impairment Assessment

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance was $8,691.5 million as of December 31, 2023. The Company has one reporting unit for goodwill, which management reviews for impairment annually as of October 1 and between annual tests when events and circumstances indicate that impairment may have occurred. If the qualitative assessment indicates that an impairment may be likely or management elected to not perform the qualitative assessment, a quantitative impairment test is performed at the reporting unit level. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized. The principal method of determining fair value of the reporting unit is an income approach where estimated future cash flows are discounted to arrive at a single present value amount. As disclosed by management, the most sensitive assumptions used in the income approach are the long-term growth rate and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the long-term growth rate and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the long-term growth rate and the discount rate. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the long-term growth rate and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 21, 2024

We have served as the Company’s auditor since 2013.

Invesco Ltd.
Consolidated Balance Sheets

	As of
(in millions, except per share data)	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$1,469.2	$1,234.7
Accounts receivable	701.5	801.8
Investments	919.1	996.6
Assets of CIP:
Cash and cash equivalents of CIP	462.4	199.4
Accounts receivable and other assets of CIP	250.1	203.7
Investments of CIP	8,765.9	8,531.4
Assets held for policyholders	393.9	668.7
Other assets	832.6	860.5
Property, equipment and software, net	599.5	561.1
Intangible assets, net	5,848.1	7,141.2
Goodwill	8,691.5	8,557.7
Total assets	$28,933.8	$29,756.8
LIABILITIES
Accrued compensation and benefits	$900.4	$860.8
Accounts payable and accrued expenses	1,294.4	1,314.8
Liabilities of CIP:
Debt of CIP	7,121.8	6,590.4
Other liabilities of CIP	492.1	329.6
Policyholder payables	393.9	668.7
Debt	1,489.5	1,487.6
Deferred tax liabilities, net	1,325.7	1,662.7
Total liabilities	13,017.8	12,914.6
Commitments and contingencies (See Note 18)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	745.7	998.7
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized, issued and outstanding as of December 31, 2023 and 2022)	4,010.5	4,010.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million shares issued as of December 31, 2023 and 2022)	113.2	113.2
Additional paid-in-capital	7,451.6	7,554.9
Treasury shares	(3,002.6)	(3,040.9)
Retained earnings	6,826.7	7,518.3
Accumulated other comprehensive income/(loss), net of tax	(801.8)	(942.4)
Total equity attributable to Invesco Ltd.	14,597.6	15,213.6
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	572.7	629.9
Total permanent equity	15,170.3	15,843.5
Total liabilities, temporary and permanent equity	$28,933.8	$29,756.8

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Income

	Years ended December 31,
(in millions, except per common share data)	2023	2022	2021
Operating revenues:
Investment management fees	$4,106.0	$4,358.4	$4,995.9
Service and distribution fees	1,374.6	1,405.5	1,596.4
Performance fees	46.7	68.2	56.1
Other	189.1	216.8	246.1
Total operating revenues	5,716.4	6,048.9	6,894.5
Operating expenses:
Third-party distribution, service and advisory	1,825.2	1,886.2	2,149.3
Employee compensation	1,885.8	1,725.1	1,911.3
Marketing	103.4	114.9	98.6
Property, office and technology	546.0	539.8	526.0
General and administrative	450.4	380.2	424.1
Transaction, integration and restructuring	41.6	21.2	(65.9)
Amortization and impairment of intangible assets	1,298.8	63.8	62.9
Total operating expenses	6,151.2	4,731.2	5,106.3
Operating income/(loss)	(434.8)	1,317.7	1,788.2
Other income/(expense):
Equity in earnings of unconsolidated affiliates	71.3	106.1	152.3
Interest and dividend income	47.8	24.4	25.2
Interest expense	(70.5)	(85.2)	(94.7)
Other gains/(losses), net	98.0	(139.5)	120.5
Other income/(expense) of CIP, net	50.3	24.2	509.0
Income/(loss) before income taxes	(237.9)	1,247.7	2,500.5
Income tax provision	69.7	(322.2)	(531.1)
Net income/(loss)	(168.2)	925.5	1,969.4
Net (income)/loss attributable to noncontrolling interests in consolidated entities	71.3	(4.8)	(339.6)
Dividends declared on preferred shares	(236.8)	(236.8)	(236.8)
Net income/(loss) attributable to Invesco Ltd.	$(333.7)	$683.9	$1,393.0

Earnings per common share:
-basic	$(0.73)	$1.50	$3.01
-diluted	$(0.73)	$1.49	$2.99

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Comprehensive Income

	Years ended December 31,
(in millions)	2023	2022	2021
Net income/(loss)	$(168.2)	$925.5	$1,969.4
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	144.9	(463.1)	(73.4)
Other comprehensive income/(loss), net of tax	(4.3)	(37.8)	36.4
Other comprehensive income/(loss)	140.6	(500.9)	(37.0)
Total comprehensive income/(loss)	(27.6)	424.6	1,932.4
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	71.3	(4.8)	(339.6)
Dividends declared on preferred shares	(236.8)	(236.8)	(236.8)
Comprehensive income/(loss) attributable to Invesco Ltd.	$(193.1)	$183.0	$1,356.0

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
(in millions)	2023	2022	2021
Operating activities:
Net income/(loss)	$(168.2)	$925.5	$1,969.4
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	182.8	195.3	205.3
Impairment of intangible assets	1,248.9	—	—
Common share-based compensation expense	114.6	106.2	140.1
Other (gains)/losses, net	(97.3)	139.5	(120.5)
Other (gains)/losses of CIP, net	176.3	126.9	(390.0)
Equity in earnings of unconsolidated affiliates	(71.3)	(106.1)	(152.3)
Distributions from equity method investees	69.4	74.2	48.2
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	(50.8)	(359.2)	(421.6)
(Purchase)/sale of investments, net	69.4	(27.6)	93.8
(Increase)/decrease in receivables	448.7	912.8	5,581.2
Increase/(decrease) in payables	(621.7)	(1,284.3)	(5,875.5)
Net cash provided by/(used in) operating activities	1,300.8	703.2	1,078.1
Investing activities:
Purchase of property, equipment and software	(164.3)	(192.9)	(108.8)
Purchase of investments by CIP	(3,214.4)	(2,717.2)	(5,981.8)
Sale of investments by CIP	3,111.6	2,638.4	5,281.5
Purchase of investments	(65.2)	(217.8)	(191.1)
Sale of investments	26.8	97.9	129.2
Capital distribution from equity method investees	23.3	32.6	44.9
Other investing activities	46.2	—	—
Net cash inflows/(outflows) upon consolidation/deconsolidation of CIP	(8.3)	(16.6)	(21.8)
Net cash provided by/(used in) investing activities	(244.3)	(375.6)	(847.9)
Financing activities:
Purchases of treasury shares	(187.5)	(244.7)	(60.9)
Dividends paid - preferred	(236.8)	(236.8)	(236.8)
Dividends paid - common	(357.9)	(334.8)	(307.7)
Third-party capital invested into CIP	201.2	709.2	628.9
Third-party capital distributed by CIP	(255.6)	(284.8)	(395.5)
Borrowings of debt of CIP	703.0	30.1	3,411.9
Repayments of debt of CIP	(451.8)	(5.1)	(2,497.3)
Repayment of senior notes	—	(600.0)	—
Settlement of forward contracts on treasury shares	—	—	(309.4)
Collateral received/(returned), net	—	—	(104.1)
Payment of contingent consideration	—	—	(11.8)
Net cash provided by/(used in) financing activities	(585.4)	(966.9)	117.3
Increase/(decrease) in cash and cash equivalents	471.1	(639.3)	347.5
Foreign exchange movement on cash and cash equivalents	24.0	(68.6)	(32.2)
Foreign exchange movement on cash and cash equivalents of CIP	2.4	(5.1)	(7.5)
Cash and cash equivalents, beginning of period	1,434.1	2,147.1	1,839.3
Cash and cash equivalents, end of period	$1,931.6	$1,434.1	$2,147.1

Cash and cash equivalents	$1,469.2	$1,234.7	$1,896.4
Cash and cash equivalents of CIP	462.4	199.4	250.7
Total cash and cash equivalents per consolidated statement of cash flows	1,931.6	1,434.1	2,147.1

Supplemental Cash Flow Information:
Interest paid	(68.2)	(67.4)	(85.7)
Interest received	31.0	8.7	0.7
Taxes paid	(195.1)	(301.4)	(431.7)

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity

	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/Temporary Equity
January 1, 2023	$4,010.5	$113.2	$7,554.9	$(3,040.9)	$7,518.3	$(942.4)	$15,213.6	$629.9	$15,843.5	$998.7
Net income/(loss)	—	—	—	—	(96.9)	—	(96.9)	(35.2)	(132.1)	(36.1)
Other comprehensive income/(loss)	—	—	—	—	—	140.6	140.6	—	140.6	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(22.0)	(22.0)	(216.9)
Dividends declared - preferred ($59.00 per share)	—	—	—	—	(236.8)	—	(236.8)	—	(236.8)	—
Dividends declared - common ($0.7875 per share)	—	—	—	—	(357.9)	—	(357.9)	—	(357.9)	—
Employee common share plans:
Common share-based compensation	—	—	114.6	—	—	—	114.6	—	114.6	—
Vested common shares	—	—	(209.2)	209.2	—	—	—	—	—	—
Other common share awards	—	—	(8.7)	16.6	—	—	7.9	—	7.9	—
Purchase of common shares	—	—	—	(187.5)	—	—	(187.5)	—	(187.5)	—
December 31, 2023	$4,010.5	$113.2	$7,451.6	$(3,002.6)	$6,826.7	$(801.8)	$14,597.6	$572.7	$15,170.3	$745.7

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity (continued)

	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/Temporary Equity
January 1, 2022	$4,010.5	$113.2	$7,688.0	$(3,043.6)	$7,169.2	$(441.5)	$15,495.8	$672.2	$16,168.0	$510.8
Net income	—	—	—	—	920.7	—	920.7	8.8	929.5	(4.0)
Other comprehensive income/(loss)	—	—	—	—	—	(500.9)	(500.9)	—	(500.9)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(51.1)	(51.1)	491.9
Dividends declared - preferred ($59.00 per share)	—	—	—	—	(236.8)	—	(236.8)	—	(236.8)	—
Dividends declared - common ($0.73 per share)	—	—	—	—	(334.8)	—	(334.8)	—	(334.8)	—
Employee common share plans:
Common share-based compensation	—	—	106.2	—	—	—	106.2	—	106.2	—
Vested common shares	—	—	(228.6)	228.6	—	—	—	—	—	—
Other common share awards	—	—	(10.7)	18.8	—	—	8.1	—	8.1	—
Purchase of common shares	—	—	—	(244.7)	—	—	(244.7)	—	(244.7)	—
December 31, 2022	$4,010.5	$113.2	$7,554.9	$(3,040.9)	$7,518.3	$(942.4)	$15,213.6	$629.9	$15,843.5	$998.7

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity (continued)

	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/Temporary Equity
January 1, 2021	$4,010.5	$113.2	$7,811.4	$(3,253.8)	$6,085.0	$(404.5)	$14,361.8	$447.1	$14,808.9	$211.8
Net income	—	—	—	—	1,629.8	—	1,629.8	301.6	1,931.4	38.0
Other comprehensive income/(loss)	—	—	—	—	—	(37.0)	(37.0)	—	(37.0)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(76.5)	(76.5)	261.0
Dividends declared - preferred ($59.00 per share)	—	—	—	—	(236.8)	—	(236.8)	—	(236.8)	—
Dividends declared - common ($0.67 per share)	—	—	—	—	(308.8)	—	(308.8)	—	(308.8)	—
Employee common share plans:
Common share-based compensation	—	—	140.1	—	—	—	140.1	—	140.1	—
Vested common shares	—	—	(263.0)	263.0	—	—	—	—	—	—
Other common share awards	—	—	(0.5)	8.1	—	—	7.6	—	7.6	—
Purchase of common shares	—	—	—	(60.9)	—	—	(60.9)	—	(60.9)	—
December 31, 2021	$4,010.5	$113.2	$7,688.0	$(3,043.6)	$7,169.2	$(441.5)	$15,495.8	$672.2	$16,168.0	$510.8

See accompanying notes.

Invesco Ltd.
Notes to the Consolidated Financial Statements

1.  ACCOUNTING POLICIES

Corporate Information

The company provides retail and institutional clients with an array of investment management capabilities. The company operates globally and its sole business is investment management.

Pending Accounting Pronouncements

Segment Disclosures. In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-07, "Segment Reporting: Improvements to Reportable Segment Disclosures" (ASU 2023-07). The standard requires disclosure of the Chief Operating Decision Maker and detailed information about segment expenses on a quarterly and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The company is currently evaluating the impact of this amendment on its Consolidated Financial Statements.

Income Tax Disclosures. In December 2023, the FASB issued Accounting Standards Update 2023-09, "Income Taxes: Improvements to Income Tax Disclosures" (ASU 2023-09). The standard requires disaggregated income tax disclosures of the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025 and early adoption is permitted. The company is currently evaluating the impact of this amendment on its Consolidated Financial Statements.

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. and with rules and regulations of the SEC and consolidate the financial statements of the Parent and all of its controlled subsidiaries. In the opinion of management, the Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation.

The Consolidated Financial Statements have been prepared primarily on the historical cost basis; however, certain items are presented using other bases such as fair value, where such treatment is required or voluntarily elected. The financial statements of subsidiaries, with the exception of certain CIP, are prepared for the same reporting period as the Parent and use consistent accounting policies, which, where applicable, have been adjusted to U.S. GAAP from local generally accepted accounting principles or reporting regulations. Noncontrolling interests in consolidated entities represents the interests in certain entities consolidated by the company either because the company has control over the entity or has determined that it is the primary beneficiary, but the company does not own all of the entity's equity. To the extent that noncontrolling interests represent equity which is redeemable or convertible for cash or other assets at the option of the equity holder, these are deemed to represent temporary equity, and are classified as equity attributable to redeemable noncontrolling interests in the Consolidated Balance Sheets. Nonredeemable noncontrolling interests are classified as a component of permanent equity.

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

Certain of these investment products including, but not limited to, CLOs, funds that are structured as partnership entities (such as private equity funds, real estate funds and fund-of-funds) and certain non-U.S. mutual funds are considered, for accounting and consolidation analysis purposes, to be VIEs. A VIE, in the context of the company and its managed funds, is a fund that does not have sufficient equity to finance its operations without additional subordinated financial support, or a fund for which the risks and rewards of ownership are not directly linked to voting interests. If the company is deemed to have the power to direct the activities of the fund that most significantly impact the fund's economic performance and the obligation to absorb losses/right to receive benefits from the fund that could potentially be significant to the fund, then the company is deemed to be the fund's primary beneficiary and is required to consolidate the fund.

The company's economic risk with respect to each investment in a CIP is limited to its equity ownership and any uncollected management and performance fees. See Note 19, "Consolidated Investment Products," for additional information regarding the impact of CIP.

The company assesses modifications to existing funds on an ongoing basis to determine if a significant reconsideration event has occurred. The consolidation analysis includes a detailed review of the terms of the fund's governing documents and a comparison of the significant terms against the consolidation criteria in ASC Topic 810, including a determination of whether the fund is a VIE or a VOE. Seed capital and co-investments in managed funds in which the company has determined that it is the primary beneficiary or in which the company has a controlling financial interest are consolidated if the impact of doing so is deemed material. If the company subsequently determines that it no longer controls the managed funds in which it has invested, or no longer has an obligation to absorb losses or rights to receive benefits, the company will deconsolidate the funds. If there are any remaining holdings in the managed funds or if the managed funds are not required to be consolidated, the investment is no longer accounted for as CIP and is moved to the investments line item in the balance sheet and is accounted for as described in the "Investments" accounting policy below.

All of the investments held by VIEs are presented at fair value in the company's Consolidated Balance Sheets at December 31, 2023 and 2022. The company has elected the fair value option under ASC Topic 825-10-25 to measure the assets of all consolidated CLOs at fair value. The notes issued by consolidated CLOs are measured under the measurement alternative that requires the reporting entity to measure both the financial assets and the fair value of the financial liabilities of the CLOs using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. Gains or losses related to assets and liabilities of consolidated CLOs are offset in Other income/(expense) of CIP, net in the Consolidated Statements of Income. Net income (loss) attributable to Invesco Ltd. includes only the changes in fair value of the company’s economic interests in the consolidated CLOs due to noncontrolling interests.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held at banks and short-term investments with a maturity of three months or less (primarily held in affiliated money market funds). Cash and cash equivalents of CIP are not available for general use by the company.

Cash balances may not be readily accessible to the Parent due to capital adequacy requirements of certain of our subsidiaries. We meet these requirements in part by holding Cash and cash equivalents. This retained cash can be used for general business purposes in the countries where it is located and is therefore not considered restricted cash.

Investments

The majority of the company’s investment balances relate to balances held in affiliated funds and equity method investees. In the normal course of business, the company invests in various types of affiliated investment products, either as “seed capital” or as longer-term investments alongside third-party investors, typically referred to as “co-investments.” Seed capital investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods to allow the funds to achieve critical mass, establish their track records and obtain third-party investments. Seed capital may also be held for regulatory purposes in certain jurisdictions. Co-investments are often required of the investment manager by third-party investors in closed-ended funds to demonstrate an aligning of the investment manager’s interests with those of the third-party investors. The company also invests in affiliated funds in connection with its deferred compensation plans, whereby certain employees defer portions of their annual bonus into funds.

Investments are categorized as equity investments, equity method investments, foreign time deposits and other investments. See Note 3, “Investments,” for additional details.

Equity investments include seed capital, investments held to settle the company's deferred compensation plan liabilities and other equity securities. Equity investments are securities bought and held principally for the purpose of selling them in the near term. Equity investments are measured at fair value. Gains or losses arising from changes in the fair value of equity investments are included in income.

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

Assets Held for Policyholders and Policyholder Payables

One of the company's subsidiaries, Invesco Pensions Limited, is an insurance entity that was established to facilitate retirement savings plans in the U.K. The entity holds assets that are managed for its clients on its balance sheet with an equal and offsetting liability to the policyholders, which is linked to the value of the investments. The investments are legally segregated and are generally not available for use by the company. Investments and policyholder payables held by this business meet the definition of financial instruments and are carried in the Consolidated Balance Sheets as separate account assets and liabilities at fair value in accordance with ASC Topic 944, “Financial Services - Insurance.” Changes in fair value are recorded and offset to zero in the Consolidated Statements of Income.

Property, Equipment, Software and Depreciation

Property, equipment and software includes owned property, leasehold improvements, computer hardware/software and other equipment and is stated at cost less accumulated depreciation or amortization and any previously recorded impairment in value. Expenditures for major additions and improvements are capitalized; minor replacements, maintenance and repairs are charged to expense as incurred. Amounts incurred are presented as work-in-progress until the construction or purchase of the property and equipment is substantially complete and ready for its intended use, at which point, the asset will begin to be depreciated or amortized. Depreciation or amortization is provided on property, equipment and software at rates calculated to write off the cost, less estimated residual value, on a straight-line basis over the asset's expected useful life: owned buildings over 50 years, leasehold improvements over the shorter of the lease term or useful life of the improvement; and computers and other equipment between three and seven years.

Purchased and internally developed software is capitalized if the costs can be measured reliably, and it is probable that the asset will generate future economic benefits. For internally developed software, the company capitalizes certain internal and external costs incurred related to software development activities that will generate future economic benefits. These capitalized costs are amortized into operating expenses on a straight-line basis over the software's useful life, generally five to seven years. Depreciation or amortization expense is included in Property, office and technology expense on the Consolidated Income Statement.

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

Intangible assets that are determined to be finite-lived are amortized on a straight-line basis over their useful lives, from two to ten years, which reflects the pattern in which the economic benefits are realized. The company reviews intangible assets each reporting period to determine whether events or circumstances have occurred that indicate the expected period of economic benefit may no longer be appropriate or there is an indication of impairment. If there is an indication of impairment, management will perform an impairment analysis.

Where evidence exists that the underlying agreements have a high likelihood of continued renewal at little or no cost to the company, the intangible asset is assigned an indefinite life and reviewed for impairment on an annual basis. Intangible assets not subject to amortization are tested for impairment annually as of October 1st or more frequently if events or changes in circumstances indicate that the asset might be impaired. When testing intangible assets for impairment, management has the option to first perform a qualitative assessment. If the qualitative assessment indicates that an impairment may be likely or management elected to not perform the qualitative assessment, management performs a quantitative test to determine the fair value of the intangible assets and compares the fair value with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount.

Goodwill

Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1st and between annual tests when events and circumstances indicate that impairment may have occurred.

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

The company has the option to first qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the qualitative assessment indicates that an impairment may be likely or management elected to not perform the qualitative assessment, a quantitative impairment test is performed at the reporting unit level. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for the reporting unit in an amount equal to that excess. However, the impairment cannot exceed the total amount of goodwill allocated to the reporting unit.

The principal method of determining fair value of the reporting unit is an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The discount rate used is derived based on the weighted average cost of capital and the risk profile of the stream of future cash flows. The calculated present value amount is the fair value of the reporting unit.

Debt Issuance Costs

Debt issuance costs related to the issuance of senior notes are presented as a deduction from the carrying amount of the related debt liability. Debt issuance costs related to the company's credit agreement are presented as a deferred asset within Other assets on the company's Consolidated Balance Sheets. Debt issuance costs are amortized over the term of the debt using the effective interest method and are reflected in Interest expense in the Consolidated Statements of Income. After initial recognition, debt issuance costs are measured at amortized cost.

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

Principal versus Agent

The company utilizes third-party service providers to fulfill certain performance obligations in its revenue agreements. Generally, the company is deemed to be the principal in these arrangements because the company controls the investment management and other related services before they are transferred to customers. Such control is evidenced by the company’s primary responsibility to customers and the ability to negotiate the third-party contract price as well as select and direct third-party service providers, or a combination of these factors. Therefore, investment management and service and distribution fee revenues and the related third-party distribution, service and advisory expenses are reported on a gross basis.

As discussed above, the revenues from the company’s U.S. retail operations include 12b-1 distribution fees, which are largely passed through to brokers who sell the funds. The fees passed through to the broker dealers are included in third-party distribution expenses along with additional marketing support distribution costs. Both the revenues and the costs are dependent on the underlying AUM of the brokers' clients. Third-party distribution expenses also include the amortization of upfront commissions paid to broker-dealers for sales of fund shares with a CDSC (a charge levied to the investor for client redemption of AUM within a certain contracted period of time). The upfront distribution commissions are amortized over the redemption period. Also included in third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client common share purchases and redemptions, call center support and client reporting. These costs are reimbursed by the related funds and are included in service and distribution fees.

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

Deferred Compensation

The company grants deferred cash awards to certain employees which are linked in value to investment products. During the vesting period, employees earn a return linked to the appreciation or depreciation of specified investments. The company currently hedges economically the exposure to market movements on certain of these awards by holding the investments on its balance sheet and through a TRS financial instrument. The company recognizes as compensation expense the value of the liability to employees, including the appreciation or depreciation of the liability, over the award's vesting period in proportion to the vested amount of the award. The company immediately recognizes the full value of the related investment, and any subsequent appreciation or depreciation of the investment, in Other gains/(losses), net.

Pensions

For defined contribution plans, contributions payable related to the accounting period are expensed and included in Employee compensation expense. For defined benefit plans, the cost of providing benefits is separately determined for each plan using the projected unit credit method, based on actuarial valuations performed at each balance sheet date. The company's annual measurement date is December 31st. A portion of actuarial gains and losses is expensed and included in Other gains/(losses), net if the net cumulative unrecognized actuarial gain or loss at the end of the prior period exceeds the greater of 10.0% of the present value of the defined benefit obligation (before deducting plan assets) at that date and 10.0% of the fair value of any plan assets.

Leases

The company determines whether an arrangement is a lease at contract inception. Lease liabilities and right-of-use assets are recognized on the lease commencement date based on the net present value of fixed lease payments over the lease term. The company includes options to extend or terminate a lease within the lease term when it is reasonably certain the option will be exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease liabilities represent an obligation to make lease payments arising from a lease, and right-of-use assets represent a right to use an underlying asset during the lease term. Right-of-use assets exclude capital improvement funding and other lease concessions provided by the landlord.

As the company's leases generally do not have a readily determinable implicit rate, the company uses its incremental borrowing rate to determine the present value of fixed lease payments based on information available at the lease commencement date. Fixed lease expenses for operating leases are generally recognized on a straight-line basis over the lease term. The company combines lease components and non-lease components such as fixed maintenance and other costs into a single lease component, which results in the capitalization of all fixed payments within lease liabilities and right-of-use assets. Variable lease payments, such as variable maintenance costs or payments based on an index rate or usage, are expensed as incurred and are excluded from lease liabilities and right-of-use assets.

Taxation

Deferred tax assets and liabilities are recorded for temporary differences between the reported amounts of assets and liabilities in the financial statements and their respective tax bases, using the enacted statutory tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the income tax provision in the period in which the change is enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized. The company recognizes all excess tax benefits and deficiencies related to common share-based awards as a discrete item in the income tax provision in the period in which the awards vest. The company records a liability for UTBs resulting from uncertain tax positions taken or expected to be taken in a tax return. The company recognizes interest and penalties related to income tax matters in the income tax provision.

Earnings Per Common Share

Basic and diluted EPS are computed using the two-class method, which treats unvested restricted common shares as if they were a separate class of common shares. Under the two-class method, Net income attributable to Invesco is adjusted for the allocation of earnings to the unvested restricted common shares. In addition, the weighted-average common shares outstanding is adjusted for unvested restricted common shares.

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

The company's reporting currency and the functional currency of the Parent is U.S. Dollars. On consolidation, the assets and liabilities of the company's subsidiaries, whose functional currencies are currencies other than the U.S. Dollar, are translated at the rates of exchange prevailing at the balance sheet date. Exchange differences arising on the translation of the assets and liabilities of foreign operations are recorded directly to accumulated Other comprehensive income in equity until the disposal of the net investment of the foreign entity, at which time, the exchange differences are recognized in the Consolidated Statements of Income. Income and expense items included in the Consolidated Statements of Income are translated at the weighted average rates for the year, which approximate actual exchange rates with the foreign exchange impact recorded to the Consolidated Statements of Income. Goodwill and other fair value adjustments arising on acquisition of a foreign entity are treated as assets and liabilities of the foreign entity and are translated at rates of exchange prevailing at the balance sheet date.

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

	December 31, 2023	December 31, 2022
(in millions)	Fair Value	Fair Value
Cash and cash equivalents	$1,469.2	$1,234.7
Equity investments	272.4	325.0
Foreign time deposits (1)	—	25.7
Assets held for policyholders	393.9	668.7
Policyholder payables (1)	(393.9)	(668.7)
Total return swap related to deferred compensation plans	4.9	(1.6)
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

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company's Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, respectively:

	As of December 31, 2023
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$927.8	$927.8	$—	$—
Investments: (2)
Equity investments:
Seed capital	75.7	75.7	—	—
Investments related to deferred compensation plans	196.7	196.7	—	—
Assets held for policyholders (3)	393.9	393.9	—	—
Total return swap related to deferred compensation plans	$4.9	$—	$4.9	$—
Total	$1,599.0	$1,594.1	$4.9	$—
Liabilities:
Contingent consideration liability	$(1.3)	$—	$—	$(1.3)
Total	$(1.3)	$—	$—	$(1.3)

	As of December 31, 2022
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$760.8	$760.8	$—	$—
Investments: (2)
Equity investments:
Seed capital	177.9	177.9	—	—
Investments related to deferred compensation plans	146.1	146.1	—	—
Other equity securities	1.0	1.0	—	—
Assets held for policyholders (3)	668.7	668.7	—	—
Total	$1,754.5	$1,754.5	$—	$—
Liabilities:
Total return swap related to deferred compensation plans	(1.6)	—	(1.6)	—
Contingent consideration liability	$(1.3)	$—	$—	$(1.3)
Total	$(2.9)	$—	$(1.6)	$(1.3)
____________
(1)The balance primarily represents cash held in affiliated money market funds.
(2)Equity method and other investments of $631.8 million and $14.9 million, respectively, as of December 31, 2023 (December 31, 2022: $621.2 million and $24.7 million, respectively) are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.
(3)The majority of Assets held for policyholders are held in affiliated funds.

Total Return Swap

In addition to holding equity investments, the company has a TRS to hedge economically certain deferred compensation liabilities. The notional value of the TRS at December 31, 2023 was $393.0 million, and the fair value of the TRS was an asset of $4.9 million (December 31, 2022 notional value was $326.6 million and the fair value was a liability of $1.6 million). The company’s net collateral paid balance related to the TRS was $25.9 million at December 31, 2023 (December 31, 2022: $0.0 million). During the year ended December 31, 2023, market valuation gains related to the TRS were $30.1 million (December 31, 2022: $74.3 million of net losses).
The fair value of the TRS was determined under the market approach using quoted prices of the underlying investments and, as such, is classified as level 2 of the valuation hierarchy. The TRS is not designated for hedge accounting.
Nonrecurring Fair Value Measurements

Certain of the company's assets and liabilities are required to be recorded at fair value on a nonrecurring basis, typically upon identification of impairment indicators. We measured the fair value of indefinite-lived intangible assets related to acquired management contracts of U.S. retail mutual funds during our annual impairment assessment completed as of October 1, 2023. The fair value of these assets was determined using an income approach and is classified as level 3 of the valuation hierarchy. The most sensitive assumptions used in the income approach are the revenue forecast, the long-term growth rate and the discount rate applied to the cash flow forecast to determine present value. The revenue projections used are within a range of (5)% to 1% over the forecast period. The long-term growth rate used in the fair-value measurement was 2.5%. The discount rate used in the fair-value measurement was 13.05%.

3.  INVESTMENTS

The disclosures below include details of the company's investments. Investments held by CIP are detailed in Note 19, "Consolidated Investment Products."

(in millions)	December 31, 2023	December 31, 2022
Equity investments:
Seed capital	$75.7	$177.9
Investments related to deferred compensation plans	196.7	146.1
Other equity securities	—	1.0
Equity method investments	631.8	621.2
Foreign time deposits	—	25.7
Other	14.9	24.7
Total investments (1)	$919.1	$996.6
____________
(1)    The majority of the company’s investment balances relate to balances held in affiliated funds and equity method investees.
Equity investments

Net gains recorded in Other gains/(losses) in the Consolidated Statements of Income resulting from equity investments and the TRS for the year ended December 31, 2023, were $61.3 million (December 31, 2022: $150.4 million net losses). The unrealized gains and losses for the year ended December 31, 2023, that relate to equity investments still held at December 31, 2023, was a $17.2 million net gain (December 31, 2022: $44.0 million net loss related to equity investments still held at December 31, 2022).

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

4.  PROPERTY, EQUIPMENT AND SOFTWARE

The following is a summary of property, equipment and software:

(in millions)	December 31, 2023	December 31, 2022
Technology and Other Equipment	$267.6	$273.2
Software	800.0	930.6
Land and Buildings	87.3	87.8
Leasehold Improvements	277.7	226.2
Work in Process	111.6	173.1
Property, Equipment and Software, Gross	1,544.2	1,690.9
Less: Accumulated Depreciation	(935.9)	(1,121.0)
Less: Accumulated Impairment	(8.8)	(8.8)
Property, Equipment and Software, Net	$599.5	$561.1

Depreciation expense related to Property, equipment and software was $132.9 million, $131.5 million and $142.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following is a summary of accumulated depreciation:

(in millions)	December 31, 2023	December 31, 2022
Beginning balance	$(1,121.0)	$(1,074.5)
Depreciation expense	(132.9)	(131.5)
Property, equipment, and software retirements and disposals	327.1	61.6
Foreign currency translation adjustment	(9.1)	23.4
Ending balance	$(935.9)	$(1,121.0)

5.  INTANGIBLE ASSETS

The following table presents the major classes of the company's intangible assets at December 31, 2023 and 2022:

(in millions)	Gross Book Value	Accumulated Amortization and Impairment	Net Book Value
December 31, 2023
Management contracts - indefinite-lived	$6,954.3	(1,248.9)	$5,705.4
Management contracts - finite-lived	318.3	(221.5)	96.8
Developed technology	94.2	(91.4)	2.8
Other (1)	107.2	(64.1)	43.1
Total	$7,474.0	$(1,625.9)	$5,848.1
December 31, 2022
Management contracts - indefinite-lived	$6,949.7	N/A	$6,949.7
Management contracts - finite-lived	318.3	(189.2)	129.1
Developed technology	90.5	(78.8)	11.7
Other (1)	104.8	(54.1)	50.7
Total	$7,463.3	$(322.1)	$7,141.2
__________
(1) Includes indefinite-lived non-management contracts intangible assets of $19.1 million for the years ended December 31, 2023 and 2022.

Amortization expense was $49.9 million (December 31, 2022: $63.8 million; December 31, 2021: $62.9 million) and impairment of indefinite-lived intangible assets related to management contracts of U.S. retail mutual funds was $1,248.9 million during the year ended December 31, 2023. The impairment was driven by a decrease in the long-term growth rate, an increase in the discount rate and lower projected earnings for the management contracts. Estimated amortization expense for each of the five succeeding fiscal years based upon the company's intangible assets at December 31, 2023 is as follows:

(in millions) Years Ended December 31,	Estimated Amortization Expense
2024	$(44.8)
2025	$(37.7)
2026	$(35.9)
2027	$(3.6)
2028	$(1.5)

6.  GOODWILL

The table below details changes in the goodwill balance:

(in millions)	Net Book Value
January 1, 2023	$8,557.7
Foreign exchange	133.8
December 31, 2023	$8,691.5

January 1, 2022	$8,882.5
Foreign exchange	(324.8)
December 31, 2022	$8,557.7

7.  OTHER LIABILITIES

The table below details the components of other liabilities:

	As of
(in millions)	December 31, 2023	December 31, 2022
Compensation and benefits	$98.3	$87.8
Accrued bonus and deferred compensation	802.1	773.0
Accrued compensation and benefits	$900.4	$860.8

Accruals and other liabilities	$567.5	$606.5
Lease liability (See Note 14)	433.7	480.2
Accounts payable	31.5	59.6
Unsettled funds payable	151.2	79.4
Income taxes payable	110.5	89.1
Accounts payable and accrued expenses	$1,294.4	$1,314.8

8.  DEBT

The issuer of the senior notes, Invesco Finance PLC, is an indirect 100% owned finance subsidiary of the Parent, and the Parent fully and unconditionally guarantees the securities.

The disclosures below include details of the company's debt. Debt of CIP is detailed in Note 19, “Consolidated Investment Products.”

	December 31, 2023		December 31, 2022
(in millions)	Carrying Value (3)	Fair Value	Carrying Value (3)	Fair Value
$2.0 billion floating rate credit agreement expiring April 26, 2028 (1)	$—	$—	$—	$—
Unsecured Senior Notes (2):
$600 million 4.000% - due January 30, 2024	599.9	599.1	598.8	591.5
$500 million 3.750% - due January 15, 2026	498.6	489.1	497.9	486.4
$400 million 5.375% - due November 30, 2043	391.0	409.6	390.9	397.3
Debt	$1,489.5	$1,497.8	$1,487.6	$1,475.2
____________
(1)On April 26, 2023, Invesco Ltd. and its indirect subsidiary, Invesco Finance PLC, amended and restated the $1.5 billion floating rate credit agreement, increasing the facility’s capacity to $2.0 billion, extending the expiration date from April 26, 2026 to April 26, 2028, and changing the base interest rate from the London inter-bank offered rate (LIBOR) to the secured overnight financing rate (SOFR) plus a 0.10% adjustment (Adjusted SOFR).
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

At December 31, 2023, the outstanding balance on the floating rate credit agreement was zero. Borrowings under the floating rate credit agreement will bear interest at (i) Adjusted SOFR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) Adjusted SOFR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the higher of the available credit ratings of the Parent or its indirect subsidiary, Invesco Finance PLC. Based on credit ratings of the Parent as of December 31, 2023 and December 31, 2022, the applicable margin for SOFR-based loans was 1.13% and for base rate loans was 0.13%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the higher of the available credit ratings of the Parent or its indirect subsidiary, Invesco Finance PLC. Based on credit ratings as of December 31, 2023 and December 31, 2022, the annual facility fee was equal to 0.13% for both periods.

The credit agreement contains customary restrictive covenants on the company and its subsidiaries. Restrictive covenants in the credit agreement include, but are not limited to: prohibitions on creating, incurring or assuming any liens; entering into merger arrangements; selling, leasing, transferring or otherwise disposing of assets; making a material change in the nature of the business; making a significant accounting policy change in certain situations; entering into transactions with affiliates; and incurring indebtedness through the subsidiaries (other than the borrower, Invesco Finance PLC). Many of these restrictions are subject to certain minimum thresholds and exceptions. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a debt/Covenant Adjusted EBITDA leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) an interest coverage ratio (Covenant Adjusted EBITDA, as defined in the credit agreement/interest expense for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. The company is in compliance with all restrictive debt covenants as of December 31, 2023.

The credit agreement also contains customary provisions regarding events of default which could result in an acceleration or increase in amounts due, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control, certain judgments, ERISA matters, cross-default to other debt agreements, governmental action prohibiting or restricting the company or its subsidiaries in a manner that has a material adverse effect, and failure of certain guaranty obligations.

9.  SHARE CAPITAL

The preferred shares have a $0.20 par value, liquidation preference of $1,000 per share and fixed cash dividend rate of 5.90% per annum, payable quarterly on a non-cumulative basis. Shares of preferred stock are not redeemable prior to the 21st anniversary of their original issue date of May 24, 2019. The number of preferred shares issued and outstanding is represented in the table below:

	As of
in millions	December 31, 2023	December 31, 2022
Preferred shares issued (1)	4.0	4.0
Preferred shares outstanding (1)	4.0	4.0
__________
(1)    Preferred shares are held by MassMutual and are subject to a lock-up period of five years, which prohibits the sale of preferred shares by MassMutual until May 24, 2024.
The number of common shares and common share equivalents issued are represented in the table below:

In millions	December 31, 2023	December 31, 2022	December 31, 2021
Common shares issued	566.1	566.1	566.1
Less: Treasury shares for which dividend and voting rights do not apply	(116.6)	(111.3)	(104.9)
Common shares outstanding	449.5	454.8	461.2

During the year ended December 31, 2023, the company repurchased 9.6 million common shares in the open market at a cost of $150.0 million (December 31, 2022: 8.9 million common shares at a cost of $200.0 million). Separately, an aggregate of 1.9 million shares were withheld on vesting events during the year ended December 31, 2023 to meet employees' withholding tax obligations (December 31, 2022: 2.4 million). The fair value of the common shares withheld at the respective withholding dates was $37.5 million (December 31, 2022: $44.7 million). At December 31, 2023, approximately $382.2 million remained authorized under the company's common share repurchase authorization approved by the Board on July 22, 2016 (December 31, 2022: $532.2 million).

Total treasury shares at December 31, 2023 were 124.7 million (December 31, 2022: 119.5 million), including 8.1 million unvested restricted common stock awards (December 31, 2022: 8.2 million) for which dividend and voting rights apply. The market price of common shares on December 31, 2023 was $17.84. The total market value of the company's 124.7 million treasury shares was $2.2 billion at December 31, 2023.

Movements in Treasury Shares comprise:

	Year ended
In millions	December 31, 2023	December 31, 2022	December 31, 2021
Beginning balance	119.5	115.7	121.6
Acquisition of common shares	11.5	11.3	2.7
Distribution of common shares	(6.0)	(7.1)	(8.4)
Common shares distributed to meet ESPP obligation	(0.3)	(0.4)	(0.2)
Ending balance	124.7	119.5	115.7

10.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	2023
(in millions)	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	$144.9	$—	$144.9
Other comprehensive income/(loss), net	—	(4.3)	(4.3)
Other comprehensive income/(loss), net of tax	144.9	(4.3)	140.6

Beginning balance	(815.0)	(127.4)	(942.4)
Other comprehensive income/(loss), net of tax	144.9	(4.3)	140.6
Ending balance	$(670.1)	$(131.7)	$(801.8)

	2022
$ in millions	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(463.1)	—	(463.1)
Other comprehensive income/(loss), net	—	(37.8)	(37.8)
Other comprehensive income/(loss), net of tax	(463.1)	(37.8)	(500.9)

Beginning balance	(351.9)	(89.6)	(441.5)
Other comprehensive income/(loss), net of tax	(463.1)	(37.8)	(500.9)
Ending balance	(815.0)	(127.4)	(942.4)

	2021
$ in millions	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	(73.4)	—	(73.4)
Other comprehensive income/(loss), net	—	36.4	36.4
Other comprehensive income/(loss), net of tax	(73.4)	36.4	(37.0)

Beginning balance	(278.5)	(126.0)	(404.5)
Other comprehensive income/(loss), net of tax	(73.4)	36.4	(37.0)
Ending balance	(351.9)	(89.6)	(441.5)

11.  COMMON SHARE-BASED COMPENSATION

The company recognized total compensation expense of $114.6 million, $106.2 million and $140.1 million related to equity-settled common share-based payment transactions in 2023, 2022 and 2021, respectively. The income tax benefit recognized in the Consolidated Statements of Income for common share-based compensation arrangements was $17.4 million for 2023 (2022: $21.7 million; 2021: $30.0 million).

Employee common share awards are broadly classified into two categories: time-vested and performance-vested. Time-vested awards vest ratably over a defined period of continued employee service. Performance-vested awards vest upon (i) the company's attainment of certain pre-established performance criteria, and (ii) a defined period of continued employee service.

Time-vested and performance-vested equity awards are granted in the form of restricted stock awards (RSAs) or restricted stock units (RSUs). With respect to the performance-vested awards granted in February 2021, 2022 and 2023, vesting is tied to the achievement of specific levels of adjusted operating margin and relative total shareholder return with vesting ranging from 0% to 150%.

Employee common share awards are measured at fair value based on Invesco's common stock price at the date of grant and are expensed, based on the company's estimate of common shares that will eventually vest, on a straight-line or accelerated basis over the vesting period.

With respect to time-vested awards, dividends accrue directly to the employee holder of RSAs, and cash payments in lieu of dividends are made to employee holders of RSUs. With respect to performance-vested awards, cash payments in lieu of dividends are deferred and are paid at the same rate as on the underlying shares if and to the extent the award vests.

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

Movements on employee common share awards during the years ended December 31, are detailed below:

	2023			2022		2021
(In millions of common shares, except fair values)	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value	Time-Vested	Performance-Vested	Time- Vested	Performance-Vested
Unvested at the beginning of year	10.3	2.1	$19.03	13.5	1.9	18.1	1.6
Granted during the year	5.7	0.3	17.53	3.6	1.0	3.4	0.6
Forfeited during the year	(0.3)	(0.2)	16.68	(0.3)	(0.1)	(0.4)	—
Vested and distributed during the year	(5.3)	(0.6)	18.11	(6.5)	(0.7)	(7.6)	(0.3)
Unvested at the end of the year	10.4	1.6	$18.84	10.3	2.1	13.5	1.9
___________

The total fair value of common shares that vested during 2023 was $101.4 million (2022: $141.8 million; 2021: $187.9 million). The weighted average grant date fair value of the U.S. dollar share awards that were granted during 2023 was $17.53 (2022: $21.23; 2021: $22.61).

At December 31, 2023, there was $121.4 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.44 years.

12.  RETIREMENT BENEFIT PLANS

Defined Contribution Plans

The company operates defined contribution retirement benefit plans for all qualifying employees. The assets of the plans are held separately from those of the company in funds under the control of trustees. When employees leave the plans prior to vesting fully in the contributions, the contributions payable by the company may be reduced by the amount of forfeited contributions.

The total amounts charged to the Consolidated Statements of Income for the year ended December 31, 2023 of $73.9 million (December 31, 2022: $76.4 million, December 31, 2021: $81.2 million) represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of December 31, 2023, accrued contributions of $12.9 million (December 31, 2022: $28.3 million) for the current year will be paid to the plans.

Defined Benefit Plans

The company maintains legacy defined benefit pension plans for qualifying employees of its subsidiaries in the U.K., Ireland, Germany and Taiwan. All defined benefit plans are closed to new participants.

The most recent actuarial valuations of plan assets and the present value of the defined benefit obligation were valued as of December 31, 2023. The benefit obligation, related current service cost and prior service cost were measured using the projected unit credit method.

Benefit Obligations and Funded Status

The amounts included in the Consolidated Balance Sheets arising from the company's obligations and plan assets in respect of its defined benefit retirement plans are as follows:

	Retirement Plans
(in millions)	2023	2022
Benefit obligation	$(325.8)	$(303.0)
Fair value of plan assets	350.1	335.8
Funded status	$24.3	$32.8
Amounts recognized in the Consolidated Balance Sheets:
Other assets	$27.0	$39.7
Accrued compensation and benefits	(2.7)	(6.9)
Funded status	$24.3	$32.8

Changes in the benefit obligations were as follows:

	Retirement Plans
(in millions)	2023	2022
January 1	$303.0	$512.8
Service cost	0.2	—
Interest cost	14.0	8.8
Actuarial (gains)/losses	5.0	(154.3)
Exchange difference	17.2	(50.7)
Benefits paid	(13.6)	(13.6)
December 31	$325.8	$303.0

Key assumptions used in plan valuations are detailed below. Appropriate local mortality tables are also used. The weighted average assumptions used to determine defined benefit obligations at December 31, 2023, and 2022 are as follows:

	Retirement Plans
	2023	2022
Discount rate	4.37%	4.55%
Expected rate of salary increases	2.87%	2.97%
Future pension trend rate increases	3.28%	3.35%

Changes in the fair value of plan assets in the current period were as follows:

	Retirement Plans
(in millions)	2023	2022
January 1	$335.8	$577.0
Actual return on plan assets	8.4	(195.0)
Foreign currency changes	19.3	(57.6)
Contributions from the company	0.2	25.0
Benefits paid	(13.6)	(13.6)
December 31	$350.1	$335.8

The components of the amount recognized in accumulated other comprehensive income at December 31, 2023 and 2022 are as follows:

	Retirement Plans
(in millions)	2023	2022
Prior service cost/(credit)	$5.6	$5.6
Net actuarial loss/(gain)	156.5	149.5
Total	$162.1	$155.1

The amounts in accumulated other comprehensive income expected to be amortized into the Consolidated Income Statement during the year ending December 31, 2024 are as follows:

(in millions)	Retirement Plans
Prior service cost/(credit)	$0.2
Net actuarial loss/(gain)	4.9
Total	$5.1

The total accumulated and projected benefit obligation and fair value of plan assets for plans with accumulated and projected benefit obligations in excess of plan assets are as follows:

	Retirement Plans
(in millions)	2023	2022
Plans with accumulated and projected benefit obligation in excess of plan assets:
Accumulated and projected benefit obligation	$4.2	$41.7
Fair value of plan assets	$1.5	$34.8

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect of these defined benefit plans are as follows:

	Retirement Plans
(in millions)	2023	2022	2021
Service cost	$0.2	$—	$0.6
Interest cost	14.0	8.8	8.9
Expected return on plan assets	(14.7)	(13.5)	(16.8)
Amortization of prior service cost/(credit)	0.5	0.2	0.2
Amortization of net actuarial (gain)/loss	3.8	0.8	2.7
Settlement	—	—	4.4
Curtailment (gain)/loss	—	—	(0.3)
Net periodic benefit cost/(credit)	$3.8	$(3.7)	$(0.3)

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2023, 2022 and 2021 are:

	Retirement Plans
	2023	2022	2021
Discount rate	4.55%	1.91%	1.83%
Expected return on plan assets	4.13%	3.28%	3.01%
Expected rate of salary increases	2.97%	3.10%	2.85%
Future pension rate increases	3.35%	3.29%	2.64%

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

Plan Assets

The analysis of the plan assets as of December 31, 2023 was as follows:

(in millions)	Retirement Plans	% of Plan Assets
Cash and cash equivalents	$36.9	10.5%
Fund investments	75.6	21.6%
Equity securities	15.7	4.5%
Government debt securities	16.3	4.7%
Guaranteed investments contracts	97.0	27.7%
Other investments	108.6	31.0%
Total	$350.1	100.0%

The analysis of the plan assets as of December 31, 2022 was as follows:

(in millions)	Retirement Plans	% of Plan Assets
Cash and cash equivalents	$33.1	9.8%
Fund investments	86.3	25.7%
Equity securities	14.9	4.4%
Government debt securities	9.6	2.9%
Guaranteed investments contracts	96.0	28.6%
Other investments	95.9	28.6%
Total	$335.8	100.0%

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

Equity securities, government debt securities and other investments

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

Cash Flows

The estimated amounts of contributions expected to be paid to the plans during 2024 are $0.2 million. There are no future annual benefits of plan participants covered by insurance contracts issued by the employer or related parties.

The benefits expected to be paid in each of the next five fiscal years and in the five fiscal years thereafter are as follows:

(in millions)	Retirement Plans
Expected benefit payments:
2024	$9.6
2025	$9.9
2026	$10.3
2027	$10.5
2028	$10.9
Thereafter in the succeeding five years	$62.4

13. RESTRUCTURING

In 2020, the company initiated a strategic evaluation focusing on four key areas of our expense base: our organizational model, our real estate footprint, management of third-party spend and technology and operations efficiency.

Restructuring expenses related to the strategic evaluation were $44.3 million for the year ended December 31, 2023 (December 31, 2022: $41.0 million). Restructuring expenses are recorded to Transaction, integration and restructuring expenses on the Consolidated Statements of Income.

The following table shows the roll-forward of the restructuring liability as of December 31, 2023 and total restructuring charges for the year ended December 31, 2023 and December 31, 2022. The company recorded the liability to accrued compensation and benefits, accounts payable and accrued liabilities on the Consolidated Balance Sheets.

	For the twelve month period ended December 31, 2023	For the twelve month period ended December 31, 2022
Beginning balance	$7.1	$34.8
Accrued charges	29.7	13.9
Payments	(36.8)	(41.6)
Ending balance	$—	$7.1
Cumulative non-cash charges (1)	89.1	74.5
Cumulative charges incurred	$304.8	$260.5
__________
(1)    Non-cash charges include stock-based compensation, accelerated depreciation of certain assets and location strategy costs (including the impairment charges referenced in Note 4, "Property, Equipment Software", and in Note 14, "Operating Leases").

The company completed the strategic evaluation during the first quarter of 2023.

14.  OPERATING LEASES

The company leases office space in almost all its business locations and data centers and has certain equipment under non-cancelable operating leases. The operating leases have a weighted-average remaining lease term of 9.95 years for the year ended December 31, 2023 (2022: 10.27 years) and generally include one or more options to renew, with renewal terms that can extend the lease term from 1 to 10 years. Certain lease arrangements include an option to terminate the lease if a notification is provided to the landlord within 1 to 5.2 years prior to the end of the lease term. The company has sole discretion in exercising lease renewal and termination options. The lease terms used in the company’s lease measurements do not include renewal options as they are not reasonably certain to be exercised as of the date of this report.

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

As of December 31, 2023, the right-of-use asset of $319.3 million was included in Other assets, and the lease liability of $433.7 million was included in Accounts payable and accrued expenses, on the Consolidated Balance Sheets.

The components of lease expense for the year ended December 31, 2023, December 31, 2022 and December 31, 2021 were as follows:

(in millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Operating lease cost	$75.4	$82.9	$81.4
Variable lease cost	25.9	19.0	25.5
Less: sublease income	(2.3)	(1.6)	(1.9)
Total lease expense	$99.0	$100.3	$105.0

Supplemental cash flow information related to leases for the year ended December 31, 2023 and December 31, 2022 was as follows:

(in millions)	Year ended December 31, 2023	Year ended December 31, 2022
Cash outflows from operating leases included in the measurement of lease liabilities	$80.8	$70.7
Right-of-use assets obtained in exchange for new operating lease liabilities	$22.7	$214.8

In determining the discount rate, the company considered the interest rate yield for specific interest rate environments and the company’s credit spread at the inception of the lease.

The weighted-average discount rate for the operating lease liability for the year ended December 31, 2023 was 4.14% (2022: 3.78%).

As of December 31, 2023, the maturities of the company’s lease liabilities (primarily related to real estate leases) were as follows:

(in millions)
Year Ending December 31,2023	Lease Liabilities
2024	$64.6
2025	66.0
2026	62.1
2027	55.2
2028	45.1
Thereafter	237.0
Total lease payments	530.0
Less: interest	(96.3)
Present value of lease liabilities	$433.7

15.  TAXATION

The components of the company's income tax expense (benefit) for the years ended December 31, 2023, 2022 and 2021 are as follows:

(in millions)	2023	2022	2021
Current:
Federal	$164.0	$214.1	$287.5
State	42.7	50.2	68.7
Foreign	32.8	9.6	95.2
	$239.5	$273.9	$451.4
Deferred:
Federal	$(235.3)	$35.2	$72.7
State	(44.1)	(1.1)	22.2
Foreign	(29.8)	14.2	(15.2)
	(309.2)	48.3	79.7
Total income tax expense (benefit)	$(69.7)	$322.2	$531.1

A reconciliation between the statutory U.S. federal income tax rate and the effective tax rate per the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023 (1)	2022	2021
Statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax effect	3.2%	3.1%	2.9%
Effect of foreign taxes on non-U.S. earnings	11.1%	1.3%	0.1%
Effect of income/(loss) attributable to noncontrolling interests in consolidated entities	(6.3)%	(0.1)%	(2.9)%
Effect of income/(loss) attributable to equity method investments in corporate joint ventures	7.4%	(1.7)%	(0.9)%
Change in valuation allowance	(2.9)%	—%	—%
Nontaxable gains	3.9%	—%	—%
Nondeductible executive compensation	(4.6)%	—%	—%
Other	(3.5)%	2.2%	1.0%
Effective tax rate per Consolidated Statements of Income	29.3%	25.8%	21.2%
__________
(1)    Certain signs within the table in the year ended December 31, 2023 are the opposite compared to the years ended December 31, 2022 and 2021 as a result of applying each line’s total income tax benefit or expense to the loss before income taxes.

The company’s effective tax rate is affected by the tax rates in foreign jurisdictions, which are different than the U.S. federal statutory tax rate of 21%, and the relative amount of income earned in those jurisdictions. As a result, the effective tax rate will vary from year to year depending on the mix of the profits and losses from each jurisdiction.

The components of income/(loss) before taxes for the years ended December 31, 2023, 2022 and 2021 are as follows:

(in millions)	2023	2022	2021
Domestic	$(469.2)	$1,212.0	$2,089.5
Foreign	231.3	35.7	411.0
Income/(loss) before income taxes	$(237.9)	$1,247.7	$2,500.5

The components of the deferred tax assets and liabilities reflected in the Consolidated Balance Sheets at December 31, 2023 and 2022 include the following:

(in millions)	2023	2022
Deferred tax assets:
Compensation and benefits	$95.6	$97.8
Lease obligations	66.7	67.2
Net operating loss carryforwards	154.3	124.4
Fixed assets	15.7	7.1
Accrued liabilities	34.4	37.1
Other	4.9	9.0
Total deferred tax assets	371.6	342.6
Valuation allowance	(98.9)	(93.5)
Deferred tax assets, net of valuation allowance	272.7	249.1
Deferred tax liabilities:
Goodwill and intangibles	(1,519.1)	(1,796.1)
Leased assets	(55.9)	(58.4)
Other	(21.8)	(27.3)
Total deferred tax liabilities	(1,596.8)	(1,881.8)
Net deferred tax liability	$(1,324.1)	$(1,632.7)

Deferred income tax assets and liabilities are recorded net when related to the same tax jurisdiction. At December 31, 2023, the company recorded on the Consolidated Balance Sheets net deferred tax assets of $1.6 million in Other assets and net Deferred tax liabilities of $1,325.7 million. At December 31, 2022, the company recorded on the Consolidated Balance Sheets net deferred tax assets of $30.0 million in Other assets and net Deferred tax liabilities of $1,662.7 million.

At December 31, 2023, the company had state net operating loss carryforwards of $33.5 million, which will expire, if not utilized, between 2024 and 2038 except for approximately $2.6 million which have an indefinite life. At December 31, 2023, the company also had federal and foreign net operating loss carryforwards of $120.8 million, of which approximately $10.5 million will expire over several years starting in 2024, with the remaining $110.3 million having an indefinite life. A valuation allowance has been recorded against certain carryforwards and certain deferred tax assets related to tax jurisdictions in which it is unlikely that the deferred tax asset will be realized.

Deferred tax liabilities are recognized for taxes that would be payable on the unremitted earnings of the company's foreign subsidiaries and corporate joint ventures, except where it is our intention to indefinitely reinvest the undistributed earnings. A deferred tax liability has not been recognized for our Canadian unremitted earnings, which are indefinitely reinvested, of approximately $1,068.8 million and $1,034.0 million at December 31, 2023 and 2022, respectively. If these earnings were distributed as a dividend, Canadian withholding tax of 5.0% would be due on the dividend. There are no other significant jurisdictions for which a deferred tax liability has not been recognized on unremitted earnings.

A reconciliation of the gross UTBs for the years ended December 31, 2023, 2022 and 2021 is as follows:

(in millions)	2023	2022	2021
Balance at January 1	$100.2	$86.6	$61.9
Additions for tax positions related to the current year	9.6	16.2	15.9
Additions for tax positions related to prior years	1.3	3.1	14.2
Reductions for tax positions related to prior years	(7.7)	(1.2)	(3.5)
Reductions related to lapse of statute of limitations	(1.8)	(2.1)	(1.9)
Reductions related to settlements	(10.3)	(2.4)	—
Balance at December 31	$91.3	$100.2	$86.6

The amount of UTBs that, if recognized, would favorably affect the company's effective tax rate was $72.6 million at December 31, 2023. The company recognizes accrued interest and penalties related to UTBs as a component of the income tax provision. The Consolidated Balance Sheets include accrued interest and penalties related to UTBs of $17.0 million, $15.1 million and $14.8 million at December 31, 2023, 2022 and 2021, respectively. The company recognized expense for interest and penalties related to UTBs of $1.9 million, $1.4 million and $1.6 million in 2023, 2022 and 2021, respectively.

The company files U.S. federal, U.S. state and local, and numerous foreign income tax returns. The company is periodically examined by various taxing authorities. With few exceptions, the company is no longer subject to income tax examinations for years prior to 2013. As a result of the completion of taxing authorities' examinations and the expiration of statutes of limitations, it is reasonably possible that the company's gross UTBs may decrease by as much as $10.0 million within the next twelve months.

16.  EARNINGS PER COMMON SHARE

The calculation of EPS is as follows:

	Years ended December 31,
(In millions, except per share data)	2023	2022	2021
Net income/(loss) attributable to Invesco Ltd.	$(333.7)	$683.9	$1,393.0

Invesco Ltd:
Weighted average common shares outstanding - basic	454.8	457.5	462.8
Dilutive effect of non-participating common share-based awards	1.4	2.0	2.6
Weighted average common shares outstanding - diluted	456.2	459.5	465.4

Earnings per common share:
-basic	$(0.73)	$1.50	$3.01
-diluted	$(0.73)	$1.49	$2.99

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

(in millions)	Americas	APAC	EMEA	Total
For the year ended December 31, 2023
Total operating revenues (1)	$4,380.3	$263.8	$1,072.3	$5,716.4
Long-lived assets	$416.0	$40.0	$143.5	$599.5

For the year ended December 31, 2022
Total operating revenues (1)	$4,665.1	$284.9	$1,098.9	$6,048.9
Long-lived assets	$395.4	$28.0	$137.7	$561.1

For the year ended December 31, 2021
Total operating revenues (1)	$5,174.7	$348.6	$1,371.2	$6,894.5
Long-lived assets	$341.4	$23.6	$153.1	$518.1
__________
(1)    Operating revenues reflect the geographical regions from which services are provided.

18.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has committed to co-invest in certain investment products which may be called in future periods. At December 31, 2023, the company’s undrawn co-invest capital commitments were $623.3 million (December 31, 2022: $336.1 million). The increase in capital commitments is driven by our continued support for our private markets’ capabilities.

Certain of our managed investment products have entered into revolving credit facilities with financial institutions. The company provided equity commitments and guarantees to the financial institutions for certain of these revolving credit facilities that are temporary in nature. The revolving credit facilities look first to the respective investment products for repayment and servicing. The company’s equity commitment or guarantee would only be called in the event a particular investment product is unable to meet its obligation. The company believes the likelihood of being required to fund its equity commitments or guarantees under these arrangements to be remote. To date, the company has not been required to fund any equity commitments or guarantees under these arrangements. The maximum amount of future payments under the commitments is $275.5 million and under the guarantees is $30.0 million. The fair value of the guarantee liability is not significant to the consolidated financial statements.

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

In assessing the impact that a legal or regulatory matter will have on the company, management evaluates the need for an accrual on a case-by-case basis. If the likelihood of a loss is deemed probable and is reasonably estimable, the estimated loss is accrued. If the likelihood of a loss is assessed as less than probable, a loss is not accrued. If a loss is deemed probable but an amount or range of loss cannot be reasonably estimated, a loss is not accrued but the matter is disclosed.

In management’s opinion, adequate accrual has been made as of December 31, 2023 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount and are deemed probable. Management believes that the ultimate resolution of claims will not materially affect the company’s business, revenue, net income or liquidity.

The company is cooperating with requests from the SEC in connection with their investigation of investment advisers’ compliance with record retention requirements relating to certain types of electronic business communications. At this time a range of loss related to this matter cannot be reasonably estimated.

Further, the investment management industry also is generally subject to extensive levels of ongoing regulatory oversight and examination. In the U.S., U.K. and other jurisdictions in which the company operates, governmental authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to the company’s compliance with applicable laws and regulations. Additional lawsuits or regulatory enforcement actions arising out of these inquiries may in the future be filed against the company, related entities and individuals in the U.S., U.K. and other jurisdictions in which the company and its affiliates operate. Any material loss of investor and/or client confidence as a result of such inquiries and/or litigation could result in a significant decline in AUM, which would have an adverse effect on the company’s future financial results and its ability to grow its business.

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

	As of
(in millions)	December 31, 2023	December 31, 2022
Cash and cash equivalents of CIP	$462.4	$199.4
Accounts receivable and other assets of CIP	250.1	203.7
Investments of CIP	8,765.9	8,531.4
Less: Debt of CIP	(7,121.8)	(6,590.4)
Less: Other liabilities of CIP	(492.1)	(329.6)
Less: Retained earnings	0.1	0.1
Less: Equity attributable to redeemable noncontrolling interests	(745.7)	(998.7)
Less: Equity attributable to nonredeemable noncontrolling interests	(572.7)	(629.3)
Invesco's net investment in and net receivables from CIP	$546.2	$386.6

The following table reflects the impact of consolidation of investment products into the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021.

	Years ended December 31,
(in millions)	2023	2022	2021
Operating income/(loss)	$(84.8)	$(65.7)	$(67.7)
Other income/(expense)	13.5	70.5	407.3
Net (income)/loss attributable to noncontrolling interests in consolidated entities	71.3	(4.8)	(339.6)
Net income/(loss) attributable to Invesco Ltd.	$—	$—	$—

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of December 31, 2023 and December 31, 2022:

	As of December 31, 2023
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient(2)
Assets:
Bank loans(1)	$6,837.2	$—	$6,140.1	$697.1	$—
Bonds	669.8	13.3	656.2	0.3	—
Equity securities	231.9	85.2	18.3	128.4	—
Equity and fixed income mutual funds	137.9	8.0	129.9	—	—
Investments in other private equity funds	425.5	—	—	—	425.5
Real estate investments	463.6	—	—	—	463.6
Total assets at fair value	$8,765.9	$106.5	$6,944.5	$825.8	$889.1

	As of December 31, 2022
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a Practical expedient(2)
Assets:
Bank loans(1)	$6,315.1	$—	$6,069.8	$245.3	$—
Bonds	697.5	8.8	688.2	0.5	—
Equity securities	274.9	129.9	29.8	115.2	—
Equity and fixed income mutual funds	230.7	38.8	191.9	—	—
Investments in other private equity funds	461.2	—	—	7.6	453.6
Real estate investments	552.0	—	—	—	552.0
Total assets at fair value	$8,531.4	$177.5	$6,979.7	$368.6	$1,005.6
_________

(1) Bank loan investments, which comprise the majority of consolidated CLOs portfolio collateral, are senior secured corporate loans from a variety of industries. Bank loan investments mature at various dates between 2024 and 2032, pay interest at the applicable reference rate plus a spread of up to 13.38%, and typically range in S&P credit rating categories from BBB down to unrated. Notes issued by consolidated CLOs mature at various dates between 2028 and 2034 and have a weighted average maturity of eight years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on the applicable reference rate plus a pre-defined spread, which varies from 0.40% for the more senior tranches to 8.68% for the more subordinated tranches. The investors in this debt are not affiliated with the company and have no recourse to the general credit of the company for this debt. The company elected the fair value option for collateral assets held and notes issued by its consolidated CLOs to eliminate the measurement and recognition inconsistency that would otherwise arise from measuring assets and liabilities and recognizing the related gains and losses on different accounting bases. By electing the fair value option, the notes issued by the CLOs are measured based on the fair value of the assets of the CLOs. At December 31, 2023, the unpaid principal balance exceeds the fair value of the senior secured bank loans and bonds by approximately $340.9 million (December 31, 2022: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $544.1 million). Approximately 0.07% of the collateral assets are in default as of December 31, 2023 (December 31, 2022: approximately 0.49% of the collateral assets were in default).
(2) The table below summarizes as of December 31, 2023 and December 31, 2022, the nature of investments that are valued using the NAV as a practical expedient. Private equity funds are not subject to redemption; however, for certain funds, investors may sell or transfer their interest. Real estate funds are generally subject to a redemption notice period that requires at least 45 days, and the frequency of redemptions is either quarterly or best efforts.

	December 31, 2023			December 31, 2022
(in millions, except term data)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term
Private equity funds	$425.5	$56.5	5.9 years	$453.6	$74.7	6.4 years
Real estate investments	$463.6	$53.8	N/A	$552.0	$53.8	N/A

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	Years ended December 31,
	2023	2022
(in millions)	Level 3 Assets	Level 3 Assets
Beginning Balance as of January 1	$368.6	$239.5
CIP Purchases	566.6	31.2
CIP Sales	(54.9)	(12.2)
Deconsolidation of CIP	(0.6)	3.5
Gains and losses included in the Consolidated Statements of Income	7.9	9.8
Transfers from Level 3 into Levels 1 or 2	(377.9)	(355.9)
Transfers into Level 3 from Levels 1 or 2	310.2	452.0
Foreign exchange	5.9	0.7
Ending Balance as of December 31	$825.8	$368.6

There is one CIP that elected the fair value option for its borrowings. At December 31, 2023, these borrowings totaled $353.7 million and are classified as level 3 in the valuation hierarchy.

Non-consolidated VIEs

At December 31, 2023, the company's carrying value and risk of loss with respect to VIEs in which the company is not the primary beneficiary included our investment carrying value of $122.9 million (December 31, 2022: $111.5 million) and unfunded capital commitments of $142.5 million (December 31, 2022: $100.5 million).

20. RELATED PARTIES

MassMutual owns approximately 18.1% in common stock of the company and owns all of the outstanding $4.0 billion in perpetual, non-cumulative preferred shares as of December 31, 2023. Based on the level of shares owned by MassMutual and the corresponding customary minority shareholder rights, which includes representation on Invesco’s board of directors, the company considers MassMutual a related party.

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

21. SUBSEQUENT EVENTS

On January 23, 2024, the company declared a fourth quarter 2023 dividend of $0.20 per common share, payable on March 4, 2024, to common shareholders of record at the close of business on February 16, 2024 with an ex-dividend date of February 15, 2024.

On January 23, 2024, the company declared a preferred dividend of $14.75 per preferred share to the holders of preferred shares representing the period from December 1, 2023 through February 28, 2024. The preferred dividend is payable on March 1, 2024.

On January 30, 2024, Invesco Finance PLC, a wholly-owned indirect subsidiary of the Parent, paid in full the outstanding balance of the $600.0 million senior notes which were due on January 30, 2024. Further, $128.5 million was drawn on the floating rate facility on January 31, 2024.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding the required disclosure.

Management's report on internal control over financial reporting is located in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our independent registered public accounting firm PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Invesco filed the certification of its Chief Executive Officer with the NYSE in 2023 as required pursuant to Section 303A of the NYSE Listed Company Manual. In addition, Invesco filed the Sarbanes-Oxley Act Section 302 certifications of its Chief Executive Officer and Chief Financial Officer with the SEC, which certifications are attached hereto as Exhibit 31.1 and Exhibit 31.2, respectively.

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023, under the captions “Our Executive Officers,” “Corporate Governance,” “Board of Directors,” "Delinquent Section 16(a) Reports" and possibly elsewhere therein. Such information is incorporated into this Item 10 by reference.

Item 11.  Executive Compensation

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023, under the captions “Board of Directors - Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and possibly elsewhere therein. Such information is incorporated into this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023, under the captions “Executive Compensation,” “Security Ownership of Principal Shareholders,” “Security Ownership of Management,” and possibly elsewhere therein. Such information is incorporated into this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023, under the captions “Corporate Governance,” “Certain Relationships and Related Transactions,” “Board of Directors,” “Related Person Transaction Policy,” and possibly elsewhere therein. Such information is incorporated into this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023, under the captions “Fees Paid to Independent Registered Public Accounting Firm,” “Pre-Approval Process and Policy,” and possibly elsewhere therein. Such information is incorporated into this Item 14 by reference.

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

Item 16. Form 10-K Summary

Not applicable

Exhibit Index

(Note: Exhibits 10.3 through 10.23 and 10.21 through 10.30 are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Report pursuant to Item 15(b) of this Report.

3.1
Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2
Fourth Amended and Restated Bye-Laws of Invesco Ltd., effective May 25, 2023, incorporated by reference to exhibit 3.2 to Invesco's Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed with the Securities and Exchange Commission on August 2, 2023

3.3
Certificate of Designation for the 5.900% fixed rate non-cumulative perpetual series A preference shares, par value $0.20 per share, of Invesco Ltd. incorporated by reference to Exhibit 3.1 to the Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2019

4.1
Specimen Certificate for Common Shares of Invesco Ltd., incorporated by reference to exhibit 4.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

4.2
Indenture, dated as of November 8, 2012, among Invesco Finance PLC, the Guarantors and The Bank of New York Mellon, as trustee, incorporated by reference to exhibit 4.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 9, 2012

4.3
Third Supplemental Indenture, dated November 12, 2013, for Invesco Finance PLC’s 5.375% Senior Notes due 2043, among Invesco Finance PLC, the company and The Bank of New York Mellon, as trustee, incorporated by reference to exhibit 4.3 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2013

4.4
Fourth Supplemental Indenture, dated October 14, 2015, for Invesco Finance PLC’s 3.750% Senior Notes due 2026, among Invesco Finance PLC, the company and The Bank of New York Mellon, as trustee, incorporated by reference to exhibit 4.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 14, 2015

4.5	Form of 5.375% Senior Notes due 2043 (included in Exhibit 4.3)
4.6	Form of 3.750% Senior Notes due 2026 (included in Exhibit 4.4)
4.7	Description of Securities of Invesco Ltd.', incorporated by reference to exhibit 4.11 to Invesco’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2020
10.1
Sixth Amended and Restated Credit Agreement, dated as of April 26, 2023, among Invesco Finance PLC, the company, the banks, financial institutions and other institutional lenders from time to time a party thereto and Bank of America, N.A., as administrative agent incorporated by reference to exhibit 10.6 to Invesco’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed with the Securities and Exchange Commission on May 3, 2023

10.2
Sixth Amended and Restated Guaranty, dated as of April 26, 2023, with respect to the Sixth Amended and Restated Credit Agreement by the company in favor of Bank of America, N.A., as administrative agent, and the lenders party incorporated by reference to exhibit 10.7 to Invesco’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed with the Securities and Exchange Commission on May 3, 2023 to the Sixth Amended and Restated Credit Agreement incorporated by reference to exhibit 10.6- to Invesco’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed with the Securities and Exchange Commission on May 3, 2023

10.3
Invesco Ltd. 2016 Global Equity Plan, as amended and restated, incorporated by reference to exhibit 10.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2021

10.4
Invesco Ltd. 2010 Global Equity Incentive Plan (ST), as amended and restated on October 10, 2017, incorporated by reference to exhibit 4.2 to Invesco’s Form S-8, filed with the Securities and Exchange Commission on May 14, 2019

10.5
First Amendment to the Invesco Ltd. 2010 Global Equity Incentive Plan (ST), as amended and restated on October 10, 2017, dated May 9, 2019, incorporated by reference to exhibit 4.3 to Invesco’s Form S-8, filed with the Securities and Exchange Commission on May 14, 2019

10.6
Form of Restricted Stock Award Agreement – 3-Year Cliff Time Vesting - under Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (February 2023), incorporated by reference to exhibit 10.3 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the Securities and Exchange Commission on May 3, 2023

10.7
Form of Restricted Award Agreement for Executive Officers – Time Vesting under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the Securities and Exchange Commission on August 2, 2023

10.8
Form of Restricted Stock Award Agreement - Time Vesting - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.9
Form of Restricted Stock Award Agreement - Time Vesting - with respect to Martin L. Flanagan - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.18 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.10
Form of Restricted Stock Unit Award Agreement - Time Vesting - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.19 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.11
Form of Restricted Stock Unit Award Agreement - Performance Vesting under Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (February 2023), incorporated by reference to exhibit 10.4 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the Securities and Exchange Commission on May 3, 2023

10.12
Form of Restricted Stock Unit Award Agreement - Performance Vesting under the Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (May 2021), incorporated by reference to exhibit 10.3 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on July 30, 2021

10.13
Form of Restricted Stock Unit Award Agreement - Performance Vesting with respect to Martin L. Flanagan under the Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (May 2021), incorporated by reference to exhibit 10.4 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on July 30, 2021

10.14
Form of Restricted Stock Unit Award Agreement - Performance Vesting - for UCITS staff - under Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (February 2023), incorporated by reference to exhibit 10.5 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the Securities and Exchange on May 3, 2023

10.15
Form of Restricted Stock Unit Award Agreement - Time Vesting - for UCITS staff - under the Invesco Ltd. 2016 Global Equity Incentive Plan (Feb 2020), incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on April 23, 2020

10.16
Form of Restricted Stock Unit Award Agreement - Performance Vesting - for UCITS staff - under the Invesco Ltd. 2016 Global Equity Incentive Plan (Feb 2020), incorporated by reference to exhibit 10.2 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on April 23, 2020

10.17
Form of Restricted Fund Unit Agreement - Upfront Awards - for UCITS staff - under Invesco Ltd. Deferred Incentive Plan (Feb 2020), incorporated by reference to exhibit 10.3 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on April 23, 2020

10.18
Form of Restricted Fund Unit Agreement – Deferred Awards (Feb 2021) – for UCITS staff – under Invesco Ltd. Deferred Incentive Plan, incorporated by reference to exhibit 10.4 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the Securities and Exchange Commission on April 30, 2021

10.19
Form of Restricted Stock Award Agreement for Non-Executive Directors under the Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (May 2021), incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on July 30, 2021

10.20
Form of Restricted Stock Unit Award Agreement for Non-Executive Directors under the Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (May 2021), incorporated by reference to exhibit 10.2 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on July 30, 2021

10.21
Invesco Ltd. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009, incorporated by reference to exhibit 10.8 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009

10.22
Amendment No. 1 to Invesco Ltd. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan, effective as of January 1, 2013, incorporated by reference to exhibit 10.19 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 19, 2021

10.23
Invesco Ltd. Deferred Incentive Plan, as amended and restated January 30, 2018, incorporated by reference to exhibit 10.2 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the Securities and Exchange Commission on April 26, 2018

10.24
Form of Aircraft Time Sharing Agreement incorporated by reference to exhibit 10.19 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 21, 2014

10.25
Invesco Ltd. Executive Incentive Bonus Plan, as amended and restated effective January 1, 2013, incorporated by reference to Appendix A to Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 1, 2013

10.26
Letter Agreement between Martin Flanagan and Invesco Ltd., dated February 28, 2023, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the Securities and Exchange Commission on May 3, 2023

10.27	Amendment to Letter Agreement between Martin Flanagan and Invesco Ltd., dated January 2, 2024
10.28
Global Partners Employment Contract, dated April 1, 2000, between INVESCO Pacific Holdings Limited and Andrew Lo, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.29
Letter Agreement between Gregory McGreevy and Invesco Ltd., dated February 14, 2023, incorporated by reference to exhibit 10.2 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the Securities and Exchange Commission on May 3, 2023

10.30	Amendment to Letter Agreement between Gregory McGreevey and Invesco Ltd., dated December 10, 2023
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

21.0	List of Subsidiaries
22.0	Subsidiary Guarantors and Issuers of Guaranteed Securities
23.1	Consent of PricewaterhouseCoopers LLP, dated February 21, 2024
31.1	Certification of Andrew R. Schlossberg pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Andrew R. Schlossberg pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Invesco Policy for Recoupment of Incentive Compensation

101
The following financial statements from the company’s Quarterly Report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	The cover page from the company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Ltd.

By:	/s/ ANDREW R. SCHLOSSBERG
Name:	Andrew Schlossberg
Title:	President and Chief Executive Officer

Date:	February 21, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ ANDREW R. SCHLOSSBERG	Chief Executive Officer (Principal Executive Officer) and President; Director	February 21, 2024
Andrew Schlossberg
/s/ L. ALLISON DUKES	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 21, 2024
L. Allison Dukes
/s/ TERRY G. VACHERON	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2024
Terry G. Vacheron
/s/ G. RICHARD WAGONER, JR.	Chairperson and Director	February 21, 2024
G. Richard Wagoner, Jr.
/s/ SARAH E. BESHAR	Director	February 21, 2024
Sarah E. Beshar
/s/ THOMAS M. FINKE	Director	February 21, 2024
Thomas M. Finke
/s/ THOMAS P. GIBBONS	Director	February 21, 2024
Thomas P. Gibbons
/s/ WILLIAM F. GLAVIN, JR.	Director	February 21, 2024
William F. Glavin, Jr.
/s/ ELIZABETH. S. JOHNSON	Director	February 21, 2024
Elizabeth S. Johnson
/s/ SIR NIGEL SHEINWALD	Director	February 21, 2024
Sir Nigel Sheinwald
/s/ PAULA C. TOLLIVER	Director	February 21, 2024
Paula C. Tolliver
/s/ CHRISTOPHER C. WOMACK	Director	February 21, 2024
Christopher C. Womack
/s/ PHOEBE A. WOOD	Director	February 21, 2024
Phoebe A. Wood