Form 10-Q
period 2024-03-31
Invesco Ltd.
filed 2024-05-01
CIK 914208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of March 31, 2024, the most recent practicable date, the number of Common Shares outstanding was 449,831,075.

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

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in millions, except per share data)	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$895.7	$1,469.2
Accounts receivable	708.3	701.5
Investments	963.5	919.1
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	529.8	462.4
Accounts receivable and other assets of CIP	217.3	250.1
Investments of CIP	8,902.2	8,765.9
Assets held for policyholders	—	393.9
Other assets	823.4	832.6
Property, equipment and software, net	583.6	599.5
Intangible assets, net	5,832.4	5,848.1
Goodwill	8,621.0	8,691.5
Total assets	$28,077.2	$28,933.8
LIABILITIES
Accrued compensation and benefits	$452.5	$900.4
Accounts payable and accrued expenses	1,321.2	1,294.4
Liabilities of CIP:
Debt of CIP	7,370.4	7,121.8
Other liabilities of CIP	459.1	492.1
Policyholder payables	—	393.9
Debt	1,257.5	1,489.5
Deferred tax liabilities, net	1,363.7	1,325.7
Total liabilities	12,224.4	13,017.8
Commitments and contingencies (See Note 10)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	667.8	745.7
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized, issued and outstanding as of March 31, 2024 and December 31, 2023)	4,010.5	4,010.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million shares issued as of March 31, 2024 and December 31, 2023)	113.2	113.2
Additional paid-in-capital	7,314.6	7,451.6
Treasury shares	(2,864.4)	(3,002.6)
Retained earnings	6,878.0	6,826.7
Accumulated other comprehensive income/(loss), net of tax	(897.1)	(801.8)
Total equity attributable to Invesco Ltd.	14,554.8	14,597.6
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	630.2	572.7
Total permanent equity	15,185.0	15,170.3
Total liabilities, temporary and permanent equity	$28,077.2	$28,933.8

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
(in millions, except per common share data)	2024	2023
Operating revenues:
Investment management fees	$1,048.7	$1,027.9
Service and distribution fees	377.0	334.2
Performance fees	0.8	5.6
Other	48.8	50.5
Total operating revenues	1,475.3	1,418.2
Operating expenses:
Third-party distribution, service and advisory	504.0	455.1
Employee compensation	472.7	462.8
Marketing	18.1	19.6
Property, office and technology	117.6	110.5
General and administrative	138.5	105.0
Transaction, integration and restructuring	—	41.6
Amortization of intangible assets	11.3	14.1
Total operating expenses	1,262.2	1,208.7
Operating income	213.1	209.5
Other income/(expense):
Equity in earnings of unconsolidated affiliates	6.9	26.1
Interest and dividend income	12.4	8.6
Interest expense	(15.9)	(18.0)
Other gains/(losses), net	35.9	27.4
Other income/(expense) of CIP, net	30.5	(17.9)
Income before income taxes	282.9	235.7
Income tax provision	(68.7)	(69.9)
Net income	214.2	165.8
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(13.5)	38.4
Dividends declared on preferred shares	(59.2)	(59.2)
Net income attributable to Invesco Ltd.	$141.5	$145.0

Earnings per common share:
-basic	$0.31	$0.32
-diluted	$0.31	$0.32

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(in millions)	2024	2023
Net income	$214.2	$165.8
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(96.3)	55.1
Other comprehensive income/(loss), net of tax	1.0	4.4
Other comprehensive income/(loss)	(95.3)	59.5
Total comprehensive income/(loss)	118.9	225.3
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(13.5)	38.4
Dividends declared on preferred shares	(59.2)	(59.2)
Comprehensive income/(loss) attributable to Invesco Ltd.	$46.2	$204.5

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in millions)	2024	2023
Operating activities:
Net income	$214.2	$165.8
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	45.1	46.8
Common share-based compensation expense	21.1	37.8
Other (gains)/losses, net	(35.3)	(27.4)
Other (gains)/losses of CIP, net	2.4	63.2
Equity in earnings of unconsolidated affiliates	(6.9)	(26.1)
Distributions from equity method investees	15.9	2.7
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	(3.4)	32.7
(Purchase)/sale of investments, net	16.8	2.9
(Increase)/decrease in receivables	365.1	(70.7)
Increase/(decrease) in payables	(689.4)	(326.6)
Net cash provided by/(used in) operating activities	(54.4)	(98.9)
Investing activities:
Purchase of property, equipment and software	(21.0)	(38.1)
Purchase of investments by CIP	(472.8)	(562.6)
Sale of investments by CIP	237.7	669.5
Purchase of investments	(36.5)	(40.7)
Sale of investments	0.1	21.0
Capital distribution from equity method investees	6.9	7.0
Net cash inflows/(outflows) upon consolidation/deconsolidation of CIP	(1.7)	(10.6)
Net cash provided by/(used in) investing activities	(287.3)	45.5
Financing activities:
Purchases of treasury shares	(20.4)	(27.7)
Dividends paid - preferred	(59.2)	(59.2)
Dividends paid - common	(90.2)	(85.7)
Third-party capital invested into CIP	98.3	27.5
Third-party capital distributed by CIP	(42.6)	(67.9)
Borrowings of debt of CIP	274.3	39.7
Repayments of debt of CIP	(76.1)	(5.2)
Borrowings of credit agreement	1,030.4	—
Repayments of credit agreement	(662.8)	—
Repayment of senior notes	(600.0)	—
Net cash provided by/(used in) financing activities	(148.3)	(178.5)
Increase/(decrease) in cash and cash equivalents	(490.0)	(231.9)
Foreign exchange movement on cash and cash equivalents	(14.1)	11.7
Foreign exchange movement on cash and cash equivalents of CIP	(2.0)	1.0
Cash and cash equivalents, beginning of period	1,931.6	1,434.1
Cash and cash equivalents, end of period	$1,425.5	$1,214.9
Cash and cash equivalents	$895.7	$889.0
Cash and cash equivalents of CIP	529.8	325.9
Total cash and cash equivalents per condensed consolidated statement of cash flows	$1,425.5	$1,214.9

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three months ended March 31, 2024
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
January 1, 2024	$4,010.5	$113.2	$7,451.6	$(3,002.6)	$6,826.7	$(801.8)	$14,597.6	$572.7	$15,170.3	$745.7
Net income	—	—	—	—	200.7	—	200.7	37.9	238.6	(24.4)
Other comprehensive income/(loss)	—	—	—	—	—	(95.3)	(95.3)	—	(95.3)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	19.6	19.6	(53.5)
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.20 per share)	—	—	—	—	(90.2)	—	(90.2)	—	(90.2)	—
Employee common share plans:
Common share-based compensation	—	—	21.1	—	—	—	21.1	—	21.1	—
Vested common shares	—	—	(158.4)	158.4	—	—	—	—	—	—
Other common share awards	—	—	0.3	0.2	—	—	0.5	—	0.5	—
Purchase of common shares	—	—	—	(20.4)	—	—	(20.4)	—	(20.4)	—
March 31, 2024	$4,010.5	$113.2	$7,314.6	$(2,864.4)	$6,878.0	$(897.1)	$14,554.8	$630.2	$15,185.0	$667.8

Three months ended March 31, 2023
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
January 1, 2023	$4,010.5	$113.2	$7,554.9	$(3,040.9)	$7,518.3	$(942.4)	$15,213.6	$629.9	$15,843.5	$998.7
Net income	—	—	—	—	204.2	—	204.2	(24.8)	179.4	(13.6)
Other comprehensive income/(loss)	—	—	—	—	—	59.5	59.5	—	59.5	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(17.9)	(17.9)	(105.5)
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.1875 per share)	—	—	—	—	(85.7)	—	(85.7)	—	(85.7)	—
Employee common share plans:
Common share-based compensation	—	—	37.8	—	—	—	37.8	—	37.8	—
Vested common shares	—	—	(180.6)	180.6	—	—	—	—	—	—
Other common share awards	—	—	0.5	—	—	—	0.5	—	0.5	—
Purchase of common shares	—	—	—	(27.7)	—	—	(27.7)	—	(27.7)	—
March 31, 2023	$4,010.5	$113.2	$7,412.6	$(2,888.0)	$7,577.6	$(882.9)	$15,343.0	$587.2	$15,930.2	$879.6
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

Certain disclosures included in the company’s annual report on Form 10-K for the year ended December 31, 2023 (annual report or Form 10-K) are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q (Report). The company has condensed or omitted these disclosures. Therefore, this Report should be read in conjunction with the company’s annual report.

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

Reclassifications

In the quarter ended March 31, 2024, expenses for client-related travel and entertainment and outsourced services were reclassified to General and administrative expenses. The impact of this reclassification on the Consolidated Statements of Income is as follows:

• For the three months ended March 31, 2024: decreased Marketing and Property, office and technology expenses by $6.7 million and $23.6 million, respectively, and increased General and administrative by $30.3 million.

• For the three months ended March 31, 2023: decreased Marketing and Property, office and technology expenses by $5.4 million and $23.9 million, respectively, and increased General and administrative by $29.3 million.

The reclassification had no impact on our reported Operating revenues, Operating income, Net income, or any internal performance measure on which management is compensated.

Accounting Pronouncements Recently Adopted

None.

Pending Accounting Pronouncements

Refer to the most recent Form 10-K filed with the SEC.

2. FAIR VALUE OF ASSETS AND LIABILITIES

The fair value of financial instruments is presented in the below summary table. The fair value of financial instruments held by CIP are presented in Note 11, "Consolidated Investment Products." See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

	March 31, 2024	December 31, 2023
(in millions)	Fair Value	Fair Value
Cash and cash equivalents	$895.7	$1,469.2
Equity investments	297.2	272.4
Assets held for policyholders	—	393.9
Policyholder payables (1)	—	(393.9)
Total return swap related to deferred compensation plans	8.1	4.9
____________
(1)    These financial instruments are not measured at fair value on a recurring basis. Policyholder payables were indexed to the value of the assets held for policyholders and changes in fair value were recorded and offset to zero in other operating revenues. In January 2024, all funds were distributed to customers.

The following table presents, by hierarchy levels, the carrying value of the company’s assets and liabilities, including major security type for equity and debt securities, which are measured at fair value on the company’s Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively:

	As of March 31, 2024
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$434.7	$434.7	$—	$—
Investments: (2)
Equity investments:
Seed capital	86.0	86.0	—	—
Investments related to deferred compensation plans	211.2	211.2	—	—
Total return swap related to deferred compensation plans	8.1	—	8.1	—
Total	$740.0	$731.9	$8.1	$—
Liabilities:
Contingent consideration liability	$(1.3)	$—	$—	$(1.3)
Total	$(1.3)	$—	$—	$(1.3)

	As of December 31, 2023
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$927.8	$927.8	$—	$—
Investments (2):
Equity investments:
Seed capital	75.7	75.7	—	—
Investments related to deferred compensation plans	196.7	196.7	—	—
Assets held for policyholders (3)	393.9	393.9	—	—
Total return swap related to deferred compensation plans	4.9	—	4.9	—
Total	$1,599.0	$1,594.1	$4.9	$—
Liabilities:
Contingent consideration liability	$(1.3)	$—	$—	$(1.3)
Total	$(1.3)	$—	$—	$(1.3)
____________
(1)    The balance primarily represents cash held in affiliated money market funds.
(2)    Equity method and other investments of $651.4 million and $14.9 million, respectively, are excluded from this table (December 31, 2023: $631.8 million and $14.9 million, respectively). These investments are not measured at fair value, in accordance with applicable accounting standards.
(3)    The majority of Assets held for policyholders were held in affiliated funds.

Total Return Swap (TRS)

In addition to holding equity investments, the company has a TRS to hedge economically certain deferred compensation liabilities. The notional value of the TRS at March 31, 2024 was $424.4 million, and the fair value of the TRS was an asset of $8.1 million (December 31, 2023 notional value was $393.0 million and the fair value was an asset of $4.9 million). During the three months ended March 31, 2024, market valuation gains related to the TRS were $18.0 million (three months ended March 31, 2023: $13.1 million net gain).

The fair value of the TRS was determined under the market approach using quoted prices of the underlying investments and, as such, is classified as level 2 of the valuation hierarchy. The TRS is not designated for hedge accounting.

3.  INVESTMENTS

The disclosures below include details of the company’s investments. Investments held by CIP are detailed in Note 11, "Consolidated Investment Products."

(in millions)	March 31, 2024	December 31, 2023
Equity investments:
Seed capital	$86.0	$75.7
Investments related to deferred compensation plans	211.2	196.7
Equity method investments	651.4	631.8
Other	14.9	14.9
Total investments (1)	$963.5	$919.1
_________
(1) The majority of the company’s investment balances relate to balances held in affiliated funds and equity method investees.

Equity investments

The unrealized gains and losses for the three months ended March 31, 2024 that relate to equity investments still held at March 31, 2024 were a $16.2 million net gain (three months ended March 31, 2023: $6.7 million net gain).

4.  DEBT

The disclosures below include details of the company’s debt. Debt of CIP is detailed in Note 11, "Consolidated Investment Products."

	March 31, 2024		December 31, 2023
(in millions)	Carrying Value (3)	Fair Value	Carrying Value (3)	Fair Value
$2.0 billion floating rate credit agreement expiring April 26, 2028	$367.6	$367.6	$—	$—
Unsecured Senior Notes: (1)
$600 million 4.000% - due January 30, 2024 (2)	—	—	599.9	599.1
$500 million 3.750% - due January 15, 2026	498.7	488.0	498.6	489.1
$400 million 5.375% - due November 30, 2043	391.2	391.7	391.0	409.6
Debt	$1,257.5	$1,247.3	$1,489.5	$1,497.8
____________
(1)    The company’s senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
(2)     On January 30, 2024, the outstanding balance of the $600.0 million senior notes was paid in full.
(3)    The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.

5.  SHARE CAPITAL

The number of preferred shares issued and outstanding is represented in the table below:

	As of
(in millions)	March 31, 2024	December 31, 2023
Preferred shares issued (1)	4.0	4.0
Preferred shares outstanding (1)	4.0	4.0
____________
(1)    Substantially all the preferred shares are held by Massachusetts Mutual Life Insurance Company (MassMutual) and are subject to a lock-up period of five years, which prohibits the sale of the preferred shares by MassMutual until May 24, 2024.

The number of common shares and common share equivalents issued are represented in the table below:

	As of
(in millions)	March 31, 2024	December 31, 2023
Common shares issued	566.1	566.1
Less: Treasury shares for which dividend and voting rights do not apply	(116.3)	(116.6)
Common shares outstanding	449.8	449.5

6.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	Three months ended March 31, 2024			Three months ended March 31, 2023
(in millions)	Foreign currency translation	Employee benefit plans	Total	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	$(96.3)	$—	$(96.3)	$55.1	$—	$55.1
Other comprehensive income/(loss), net	—	1.0	1.0	—	4.4	4.4
Other comprehensive income/(loss), net of tax	(96.3)	1.0	(95.3)	55.1	4.4	59.5
Beginning balance	(670.1)	(131.7)	(801.8)	(815.0)	(127.4)	(942.4)
Other comprehensive income/(loss), net of tax	(96.3)	1.0	(95.3)	55.1	4.4	59.5
Ending balance	$(766.4)	$(130.7)	$(897.1)	$(759.9)	$(123.0)	$(882.9)

7. REVENUE

The geographic disaggregation of revenue for the three months ended March 31, 2024 and 2023 are presented below. There are no revenues attributed to the company’s country of domicile, Bermuda.

	Three months ended March 31,
(in millions)	2024	2023
Americas	$1,140.6	$1,083.4
Asia-Pacific (APAC)	68.7	69.9
Europe, Middle East and Africa (EMEA)	266.0	264.9
Total operating revenues	$1,475.3	$1,418.2

8.  COMMON SHARE-BASED COMPENSATION

The company recognized total compensation expense of $21.1 million and $37.8 million related to equity-settled common share-based compensation in the three months ended March 31, 2024 and 2023, respectively.

Movements on employee common share awards during the periods ended March 31 are detailed below:

	Three months ended March 31, 2024			Three months ended March 31, 2023
(in millions of common shares, except fair values)	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value	Time- Vested	Performance- Vested
Unvested at the beginning of period	10.4	1.6	$18.84	10.3	2.1
Granted during the period	4.9	0.9	15.13	4.3	0.7
Forfeited during the period	(0.2)	(0.1)	18.21	—	(0.2)
Vested and distributed during the period	(4.4)	(0.3)	18.29	(4.5)	(0.5)
Unvested at the end of the period	10.7	2.1	$17.41	10.1	2.1

The total fair value of common shares that vested during the three months ended March 31, 2024 was $67.0 million (three months ended March 31, 2023: $87.3 million). The weighted average grant date fair value of the United States (U.S.) dollar share awards that were granted during the three months ended March 31, 2024 was $15.13 (three months ended March 31, 2023: $17.74).

At March 31, 2024, there was $182.5 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.94 years.

9.  EARNINGS PER COMMON SHARE

The calculation of earnings per common share (EPS) is as follows:

	Three months ended March 31,
(in millions, except per share data)	2024	2023
Net income attributable to Invesco Ltd.	$141.5	$145.0

Invesco Ltd:
Weighted average common shares outstanding - basic	453.2	458.1
Dilutive effect of non-participating common share-based awards	0.3	0.8
Weighted average common shares outstanding - diluted	453.5	458.9

Earnings per common share:
-basic	$0.31	$0.32
-diluted	$0.31	$0.32

See Note 8, "Common Share-Based Compensation," for a summary of common share awards outstanding under the company’s common share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted EPS.

10.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has committed to co-invest in certain investment products, which may be called in future periods. At March 31, 2024, the company’s undrawn co-invest capital commitments were $664.6 million (December 31, 2023: $623.3 million).

Certain of our managed investment products have entered into revolving credit facilities with financial institutions. The company provided equity commitments and guarantees to the financial institutions for certain of these revolving credit facilities that are temporary in nature. The revolving credit facilities look first to the respective investment products for repayment and servicing. The company’s equity commitment or guarantee would only be called in the event a particular investment product is unable to meet its obligation. The company believes the likelihood of being required to fund its equity commitments or guarantees under these arrangements to be remote. To date, the company has not been required to fund any equity commitments or guarantees under these arrangements. The maximum amount of future payments under the commitments is $274.6 million and under the guarantees is $30.0 million. The fair value of the guarantee liability is not significant to the consolidated financial statements.

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

The company and certain related entities have in recent years been subject to various regulatory inquiries, reviews and investigations and legal proceedings, including civil litigation, governmental investigations and enforcement actions. These actions can arise from normal business operations and/or matters that have been the subject of previous regulatory reviews. As a global company with investment products registered in numerous countries and subject to the jurisdiction of one or more regulators in each country, at any given time, our business operations may be subject to review, investigation, or disciplinary action.

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

In management’s opinion, adequate accrual has been made as of March 31, 2024 to provide for any such losses that may arise from matters for which the company could reasonably estimate an amount and are deemed probable. Management believes that the ultimate resolution of claims will not materially affect the company’s business, revenue, net income or liquidity.

The company is cooperating with requests from the SEC in connection with their investigation of investment advisers’ compliance with record retention requirements relating to certain types of electronic business communications. At this time a range of loss related to this matter cannot be reasonably estimated.

Further, the investment management industry also is generally subject to extensive levels of ongoing regulatory oversight and examination. In the U.S., United Kingdom (U.K.) and other jurisdictions in which the company operates, governmental authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to the company’s compliance with applicable laws and regulations. Additional lawsuits or regulatory enforcement actions arising out of these inquiries may in the future be filed against the company, related entities and individuals in the U.S., U.K. and other jurisdictions in which the company and its affiliates operate. Any material loss of investor and/or client confidence as a result of such inquiries and/or litigation could result in a significant decline in assets under management (AUM), which would have an adverse effect on the company’s future financial results and its ability to grow its business.

11.  CONSOLIDATED INVESTMENT PRODUCTS

The balances related to CIP are identified on the Consolidated Balance Sheets. At March 31, 2024, the company’s net investment in and net receivables from CIP were $521.9 million (December 31, 2023: $546.2 million). The consolidation of CIP had no impact on net income attributable to the company during the three months ended March 31, 2024.

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	$7,133.8	$—	$6,143.3	$990.5	$—
Bonds	624.5	11.9	612.3	0.3	—
Equity securities	172.9	30.1	19.4	123.4	—
Equity and fixed income mutual funds	112.9	0.2	112.7	—	—
Investments in other private equity funds	412.6	—	—	—	412.6
Real estate investments	445.5	—	—	—	445.5
Total assets at fair value	$8,902.2	$42.2	$6,887.7	$1,114.2	$858.1

	As of December 31, 2023
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	$6,837.2	$—	$6,140.1	$697.1	$—
Bonds	669.8	13.3	656.2	0.3	—
Equity securities	231.9	85.2	18.3	128.4	—
Equity and fixed income mutual funds	137.9	8.0	129.9	—	—
Investments in other private equity funds	425.5	—	—	—	425.5
Real estate investments	463.6	—	—	—	463.6
Total assets at fair value	$8,765.9	$106.5	$6,944.5	$825.8	$889.1

At March 31, 2024, CIP borrowings with a fair value of $565.0 million (December 31, 2023: $353.7 million) are classified as level 3 in the valuation hierarchy.

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	Three months ended March 31,
	2024	2023
(in millions)	Level 3 Assets	Level 3 Assets
Beginning Balance as of January 1	$825.8	$368.6
CIP Purchases	275.0	0.1
CIP Sales	(2.3)	(13.4)
Deconsolidation of CIP	—	(0.6)
Gains and losses included in the Consolidated Statements of Income	(1.9)	(7.6)
Transfers from Level 3 into Levels 1 or 2	(16.2)	(130.2)
Transfers into Level 3 from Levels 1 or 2	34.0	132.2
Foreign exchange	(0.2)	2.2
Ending Balance as of March 31	$1,114.2	$351.3

Non-consolidated Variable interest entities (VIEs)

At March 31, 2024, the company's risk of loss with respect to VIEs in which the company is not the primary beneficiary included our investment carrying value of $141.4 million (December 31, 2023: $122.9 million) and unfunded capital commitments of $153.2 million (December 31, 2023: $142.5 million).

See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

12. RELATED PARTIES

MassMutual owns approximately 18.1% in common stock of the company and owns substantially all of the outstanding $4.0 billion in perpetual, non-cumulative preferred shares as of March 31, 2024. Based on the level of shares owned by MassMutual and the corresponding customary minority shareholder rights, which includes representation on Invesco’s Board of Directors, the company considers MassMutual a related party.

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

13.  SUBSEQUENT EVENTS

On April 23, 2024, the company declared a first quarter 2024 dividend of $0.205 per common share, payable on June 4, 2024, to common shareholders of record at the close of business on May 14, 2024 with an ex-dividend date of May 13, 2024.

On April 23, 2024, the company declared a preferred dividend of $14.75 per preferred share to the holders of preferred shares representing the period from March 1, 2024 through May 31, 2024. The preferred dividend is payable on June 3, 2024.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto, which appear elsewhere in this Report. Except for the historical financial information, this Report may include statements that constitute “forward-looking statements” under the United States securities laws. Forward-looking statements include information concerning future results of our operations, expenses, earnings, liquidity, cash flow, capital expenditures, and AUM which could differ materially from actual results due to known and unknown risks and other important factors, including, but not limited to, industry or market conditions, geopolitical events and pandemics or health crises and their respective potential impact on the company, acquisitions and divestitures, debt and our ability to obtain additional financing or make payments, regulatory developments, demand for and pricing of our products, the prospects for certain legal contingencies, and other aspects of our business or general economic conditions. In addition, when used in this Report or such other documents or statements, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. None of this information should be considered in isolation from, or as a substitute for, historical financial statements.

Forward-looking statements are not guarantees, and involve risks, uncertainties and assumptions. There can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements and urge them to carefully consider the risks described in this Report and our most recent Form 10-K and Forms 10-Q filed with the SEC.

You may obtain these reports from the SEC’s website at www.sec.gov. We expressly disclaim any obligation to update the information in any public disclosure if any forward-looking statement later turns out to be inaccurate.

References

In this Report, unless otherwise specified, the terms “we,” “our,” “us,” “company,” “firm,” and “Invesco” refer to Invesco Ltd., a company incorporated in Bermuda, and its consolidated entities.

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

The company is an independent investment management firm dedicated to delivering a superior investment experience. Our comprehensive range of active, passive and alternative investment capabilities has been constructed over many years to help clients achieve their investment objectives. We draw on this comprehensive range of capabilities to provide solutions designed to deliver key outcomes aligned to client needs. One of Invesco's core strengths, and a key differentiator for the company within the industry, is our diversification across investment capabilities, distribution channels and geographies. This broad diversification helps to mitigate some of the impact of different market cycles on Invesco and enables the company to take advantage of growth opportunities in various markets and channels.

Economic conditions remained relatively resilient in the first quarter, and even though this diminished expectations for central bank interest rate cuts this year, equity markets continued to rise. More modest growth was recorded in developed markets outside of the U.S. In China, markets continued to lag, but economic indicators are showing signs of bottoming and some improvement. Fixed income markets were generally weak during the quarter. While this sentiment drove organic inflows at Invesco, our asset mix profile remained constrained as did revenue growth due to investors shifting their investments into lower fee offerings. However, we are strongly positioned to capture flows with scale, performance and competitive strength in capabilities that will drive the asset management industry forward.

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three months ended March 31, 2024 and 2023:

	Index expressed in currency	Three months ended March 31,
Equity Index		2024	2023
S&P 500	U.S. Dollar	10.2%	7.0%
FTSE 100	British Pound	2.8%	2.4%
FTSE 100	U.S. Dollar	1.7%	4.5%
S&P/TSX 60 Index	Canadian Dollar	5.5%	3.2%
S&P/TSX 60 Index	U.S. Dollar	2.9%	3.3%
MSCI Emerging Markets	U.S. Dollar	1.9%	3.5%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	(0.8)%	3.0%

We had $6.3 billion of net long-term inflows for the quarter, primarily driven by Exchange-traded funds (ETFs) and Index, Fundamental Fixed Income and Private Markets, and our ending AUM grew 12% year-over-year.

We remain highly focused on our capital priorities, investing in our key capabilities, efficiently allocating resources, and simplifying and streamlining the organization to better position the company for greater scale, performance and improved profitability. During the quarter, we redeemed our $600 million senior notes which were due on January 30, 2024 and continued to maintain our debt at lower levels consistent with our commitment to improve our leverage profile. We believe the progress we have made to build financial flexibility has Invesco well-positioned to navigate various market conditions and deliver long-term growth. We remain committed to returning capital to shareholders longer term through a combination of modestly increasing dividends and share repurchases. To this end, the Board approved an increase in our quarterly dividend from $0.20 to $0.205 per share beginning with the dividend that will be paid to holders of common shares in the second quarter of 2024.

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

The majority of the company’s CIP balances are CLO-related. The collateral assets of the collateralized loan obligations (CLOs) are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s direct investments in, and management and performance fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider them to be company assets. Likewise, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be a company liability.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow the AUM discussion:

•Results of Operations (three months ended March 31, 2024 compared to three months ended March 31, 2023);
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

Summary operating information is presented in the table below:

(in millions, other than per common share amounts, operating margins and AUM)	Three months ended March 31,
U.S. GAAP Financial Measures Summary	2024	2023
Operating revenues	$1,475.3	$1,418.2
Operating income	$213.1	$209.5
Operating margin	14.4%	14.8%
Net income attributable to Invesco Ltd.	$141.5	$145.0
Diluted EPS	$0.31	$0.32

Non-GAAP Financial Measures Summary(1)
Net revenues	$1,053.2	$1,075.9
Adjusted operating income	$296.5	$326.9
Adjusted operating margin	28.2%	30.4%
Adjusted net income attributable to Invesco Ltd.	$148.4	$173.4
Adjusted diluted EPS	$0.33	$0.38

Assets Under Management
Ending AUM (billions)	$1,662.7	$1,483.0
Average AUM (billions)	$1,613.0	$1,463.0
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

Investment Capabilities Performance Overview

Invesco's first strategic objective is a commitment to deliver the excellence our clients expect, which includes strong investment performance over the long-term for our clients. The table below presents investment performance of our actively managed investment products measured by the percentage of our AUM in the first and second quartile compared to our peers and above benchmark for the investment capabilities for which peer and benchmark data are available.(1)

	1st Quartile			2nd Quartile			Above Benchmark
	1yr	3yr	5yr	1yr	3yr	5yr	1yr	3yr	5yr
Overall	49%	39%	46%	20%	27%	23%	66%	64%	75%

Fundamental Equities	36%	28%	24%	22%	28%	28%	53%	46%	40%
Fundamental Fixed Income	55%	24%	68%	22%	44%	20%	57%	55%	92%
Multi-Asset	38%	27%	10%	10%	2%	38%	77%	44%	71%
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
AUM measured in the one, three and five year quartile rankings represents 41%, 41% and 40% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three and five year basis represents 52%, 52%, and 48% of total Invesco AUM as of 3/31/2024. Peer group ranking are sourced from a widely-used third party ranking agency in each fund’s market (Morningstar, IA, Lipper, eVestment, Mercer, Galaxy, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

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

Changes in AUM by investment approach were as follows:

	Three months ended March 31,
	2024			2023
(in billions)	Total AUM	Active	Passive	Total AUM	Active	Passive
Beginning Assets (January 1)	$1,585.3	$985.3	$600.0	$1,409.2	$976.2	$433.0
Long-term inflows	80.3	42.4	37.9	79.4	46.9	32.5
Long-term outflows	(74.0)	(49.5)	(24.5)	(76.5)	(49.4)	(27.1)
Net long-term flows	6.3	(7.1)	13.4	2.9	(2.5)	5.4
Net flows in non-management fee earning AUM	9.5	—	9.5	(1.6)	—	(1.6)
Net flows in money market funds	0.7	0.7	—	7.7	7.7	—
Total net flows	16.5	(6.4)	22.9	9.0	5.2	3.8
Reinvested distributions	1.1	1.1	—	1.0	1.0	—
Market gains and losses	68.0	22.5	45.5	61.9	20.9	41.0
Foreign currency translation	(8.2)	(6.8)	(1.4)	1.9	1.9	—
Ending Assets (March 31)	$1,662.7	$995.7	$667.0	$1,483.0	$1,005.2	$477.8
Average AUM
Average long-term AUM	$1,164.1	$787.8	$376.3	$1,083.2	$788.5	$294.7
Average AUM	$1,613.0	$980.9	$632.1	$1,463.0	$1,002.0	$461.0
Average QQQ AUM	$246.2	N/A	$246.2	$156.1	N/A	$156.1

	Three months ended March 31,
	2024	2023
Revenue yield (bps) (1)
U.S. GAAP Gross revenue yield	38.6	41.3
Net revenue yield ex performance fees ex QQQ (2)	30.7	32.7
Active net revenue yield ex performance fees	36.8	37.6
Passive net revenue yield ex QQQ (2)	15.3	16.7
________
(1)    U.S. GAAP Gross revenue yield is not considered a meaningful effective fee rate measure. Gross revenue yield on AUM is equal to U.S. GAAP annualized total Operating revenues divided by average AUM, excluding Invesco Great Wall Fund Management Company Limited (Invesco Great Wall or IGW) AUM. The average AUM for IGW in the three months ended March 31, 2024 was $83.7 billion (three months ended March 31, 2023: $91.0 billion). It is appropriate to exclude the average AUM of IGW as the revenues resulting from these AUM are not presented in our operating revenues. This ratio is not a good measure because the numerator of the U.S. GAAP Gross revenue yield excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Net revenue yield metrics include the Net revenues and Average AUM of IGW and CIP. See “Schedule of Non-GAAP Information” for a reconciliation of Operating revenues to Net revenues.
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

Market Returns

Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. The table in the “Executive Overview” section of this Management’s Discussion and Analysis summarizes returns based on price appreciation/(depreciation) of several major market indices for the three months ended March 31, 2024 and 2023.

Foreign Exchange Rates

During the three months ended March 31, 2024, we experienced a decrease in AUM of $8.2 billion, due to changes in foreign exchange rates. In the three months ended March 31, 2023, AUM increased by $1.9 billion, due to foreign exchange rate changes.

Total AUM by Channel (1)

	Three months ended March 31,
	2024			2023
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$1,585.3	$1,042.0	$543.3	$1,409.2	$872.3	$536.9
Long-term inflows	80.3	60.0	20.3	79.4	54.8	24.6
Long-term outflows	(74.0)	(53.4)	(20.6)	(76.5)	(58.5)	(18.0)
Net long-term flows	6.3	6.6	(0.3)	2.9	(3.7)	6.6
Net flows in non-management fee earning AUM	9.5	9.0	0.5	(1.6)	(2.7)	1.1
Net flows in money market funds	0.7	1.2	(0.5)	7.7	1.2	6.5
Total net flows	16.5	16.8	(0.3)	9.0	(5.2)	14.2
Reinvested distributions	1.1	1.1	—	1.0	0.9	0.1
Market gains and losses	68.0	59.7	8.3	61.9	55.7	6.2
Foreign currency translation	(8.2)	(2.7)	(5.5)	1.9	1.2	0.7
Ending Assets (March 31)	$1,662.7	$1,116.9	$545.8	$1,483.0	$924.9	$558.1

Total AUM by Client Domicile (2)

	Three months ended March 31,
	2024				2023
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$1,585.3	$1,133.9	$235.5	$215.9	$1,409.2	$999.4	$223.5	$186.3
Long-term inflows	80.3	39.4	23.0	17.9	79.4	42.1	19.1	18.2
Long-term outflows	(74.0)	(37.4)	(19.7)	(16.9)	(76.5)	(41.4)	(19.1)	(16.0)
Net long-term flows	6.3	2.0	3.3	1.0	2.9	0.7	—	2.2
Net flows in non-management fee earning AUM	9.5	10.1	(1.0)	0.4	(1.6)	0.5	(1.3)	(0.8)
Net flows in money market funds	0.7	(0.3)	1.1	(0.1)	7.7	6.4	1.3	—
Total net flows	16.5	11.8	3.4	1.3	9.0	7.6	—	1.4
Reinvested distributions	1.1	1.1	—	—	1.0	1.0	—	—
Market gains and losses	68.0	53.6	5.2	9.2	61.9	47.6	5.3	9.0
Foreign currency translation	(8.2)	(0.6)	(6.5)	(1.1)	1.9	0.1	(0.2)	2.0
Ending Assets (March 31)	$1,662.7	$1,199.8	$237.6	$225.3	$1,483.0	$1,055.7	$228.6	$198.7

________
See accompanying notes immediately following these AUM tables.

Total AUM by Investment Capability (3)

Three months ended March 31, 2024 and 2023:

(in billions)	Total	ETFs and Index (4)	Fundamental Fixed Income (5)	Fundamental Equities (6)	Private Markets (7)	APAC Managed (8)	Multi-Asset/ Other (9)	Global Liquidity (10)	QQQ (11)
January 1, 2024	$1,585.3	$362.1	$272.6	$260.5	$129.7	$108.0	$57.4	$165.0	$230.0
Long-term inflows	80.3	33.0	15.8	9.1	3.8	16.0	2.6	—	—
Long-term outflows	(74.0)	(21.8)	(14.7)	(14.7)	(2.8)	(16.8)	(3.2)	—	—
Net long-term flows	6.3	11.2	1.1	(5.6)	1.0	(0.8)	(0.6)	—	—
Net flows in non-management fee earning AUM	9.5	—	—	—	—	—	0.4	—	9.1
Net flows in money market funds	0.7	—	—	—	—	1.1	—	(0.4)	—
Total net flows	16.5	11.2	1.1	(5.6)	1.0	0.3	(0.2)	(0.4)	9.1
Reinvested distributions	1.1	—	0.5	0.3	0.2	—	—	0.1	—
Market gains and losses	68.0	26.2	0.9	19.5	(3.2)	0.7	3.5	0.2	20.2
Foreign currency translation	(8.2)	(1.2)	(2.8)	(1.1)	(0.6)	(1.9)	(0.5)	(0.1)	—
March 31, 2024	$1,662.7	$398.3	$272.3	$273.6	$127.1	$107.1	$60.2	$164.8	$259.3
Average AUM	$1,613.0	$377.1	$269.8	$263.4	$127.7	$107.0	$58.0	$163.8	$246.2

January 1, 2023	$1,409.2	$285.6	$261.3	$238.8	$129.9	$113.6	$57.7	$176.4	$145.9
Long-term inflows	79.4	31.0	17.3	9.7	5.0	12.0	4.4	—	—
Long-term outflows	(76.5)	(25.8)	(15.4)	(13.5)	(4.6)	(15.0)	(2.2)	—	—
Net long-term flows	2.9	5.2	1.9	(3.8)	0.4	(3.0)	2.2	—	—
Net flows in non-management fee earning AUM	(1.6)	—	—	—	—	—	1.0	—	(2.6)
Net flows in money market funds	7.7	—	—	—	—	1.3	—	6.4	—
Total net flows	9.0	5.2	1.9	(3.8)	0.4	(1.7)	3.2	6.4	(2.6)
Reinvested distributions	1.0	—	0.4	0.3	0.2	—	0.1	—	—
Market gains and losses	61.9	10.9	3.6	15.0	(1.0)	2.2	1.8	0.1	29.3
Foreign currency translation	1.9	(0.1)	0.2	0.6	0.4	0.3	0.4	0.1	—
March 31, 2023	$1,483.0	$301.6	$267.4	$250.9	$129.9	$114.4	$63.2	$183.0	$172.6
Average AUM	$1,463.0	$301.7	$264.9	$248.9	$130.7	$115.1	$61.2	$184.4	$156.1

________
See accompanying notes immediately following these AUM tables.

Active AUM by Channel (1)

	Three months ended March 31,
	2024			2023
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$985.3	$501.5	$483.8	$976.2	$482.1	$494.1
Long-term inflows	42.4	24.9	17.5	46.9	26.3	20.6
Long-term outflows	(49.5)	(31.9)	(17.6)	(49.4)	(33.0)	(16.4)
Net long-term flows	(7.1)	(7.0)	(0.1)	(2.5)	(6.7)	4.2
Net flows in money market funds	0.7	1.2	(0.5)	7.7	1.2	6.5
Total net flows	(6.4)	(5.8)	(0.6)	5.2	(5.5)	10.7
Reinvested distributions	1.1	1.1	—	1.0	0.9	0.1
Market gains and losses	22.5	20.1	2.4	20.9	17.1	3.8
Foreign currency translation	(6.8)	(2.2)	(4.6)	1.9	1.0	0.9
Ending Assets (March 31)	$995.7	$514.7	$481.0	$1,005.2	$495.6	$509.6

Active AUM by Client Domicile (2)

	Three months ended March 31,
	2024				2023
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$985.3	$671.4	$192.0	$121.9	$976.2	$670.8	$191.0	$114.4
Long-term inflows	42.4	19.3	16.7	6.4	46.9	21.7	16.8	8.4
Long-term outflows	(49.5)	(27.7)	(14.6)	(7.2)	(49.4)	(27.2)	(15.8)	(6.4)
Net long-term flows	(7.1)	(8.4)	2.1	(0.8)	(2.5)	(5.5)	1.0	2.0
Net flows in money market funds	0.7	(0.3)	1.1	(0.1)	7.7	6.4	1.3	—
Total net flows	(6.4)	(8.7)	3.2	(0.9)	5.2	0.9	2.3	2.0
Reinvested distributions	1.1	1.1	—	—	1.0	1.0	—	—
Market gains and losses	22.5	19.5	1.5	1.5	20.9	15.9	1.7	3.3
Foreign currency translation	(6.8)	(0.5)	(5.4)	(0.9)	1.9	0.1	0.1	1.7
Ending Assets (March 31)	$995.7	$682.8	$191.3	$121.6	$1,005.2	$688.7	$195.1	$121.4

________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (1)

	Three months ended March 31,
	2024			2023
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$600.0	$540.5	$59.5	$433.0	$390.2	$42.8
Long-term inflows	37.9	35.1	2.8	32.5	28.5	4.0
Long-term outflows	(24.5)	(21.5)	(3.0)	(27.1)	(25.5)	(1.6)
Net long-term flows	13.4	13.6	(0.2)	5.4	3.0	2.4
Net flows in non-management fee earning AUM	9.5	9.0	0.5	(1.6)	(2.7)	1.1
Total net flows	22.9	22.6	0.3	3.8	0.3	3.5
Market gains and losses	45.5	39.6	5.9	41.0	38.6	2.4
Foreign currency translation	(1.4)	(0.5)	(0.9)	—	0.2	(0.2)
Ending Assets (March 31)	$667.0	$602.2	$64.8	$477.8	$429.3	$48.5

Passive AUM by Client Domicile (2)

	Three months ended March 31,
	2024				2023
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$600.0	$462.5	$43.5	$94.0	$433.0	$328.6	$32.5	$71.9
Long-term inflows	37.9	20.1	6.3	11.5	32.5	20.4	2.3	9.8
Long-term outflows	(24.5)	(9.7)	(5.1)	(9.7)	(27.1)	(14.2)	(3.3)	(9.6)
Net long-term flows	13.4	10.4	1.2	1.8	5.4	6.2	(1.0)	0.2
Net flows in non-management fee earning AUM	9.5	10.1	(1.0)	0.4	(1.6)	0.5	(1.3)	(0.8)
Total net flows	22.9	20.5	0.2	2.2	3.8	6.7	(2.3)	(0.6)
Market gains and losses	45.5	34.1	3.7	7.7	41.0	31.7	3.6	5.7
Foreign currency translation	(1.4)	(0.1)	(1.1)	(0.2)	—	—	(0.3)	0.3
Ending Assets (March 31)	$667.0	$517.0	$46.3	$103.7	$477.8	$367.0	$33.5	$77.3
_________
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
(3) Investment capabilities are descriptive groupings of AUM by investment strategy. The company believes that presenting AUM by investment capability provides a more granular depiction of asset categorization and removed presentation of AUM by asset class in the quarter ending March 31, 2024. The comparative period reflects the current period presentation.
(4) ETFs and Index includes ETFs and Indexed Strategies; excludes Invesco QQQ Trust.
(5) Fundamental Fixed Income includes Fixed Income products; includes certain ETFs managed within this capability.
(6) Fundamental Equities includes Equity products.
(7) Private Markets includes Private Credit and Real Estate investments; comprised primarily of Real Estate, CLOs, Private Credit and listed real assets; includes certain ETFs managed within this capability.
(8) APAC Managed includes all products managed in the APAC region, including Invesco Great Wall, Japan, and greater China; includes APAC managed short term, money market, passive, and ETFs.
(9) Multi-Asset/Other includes Global Asset Allocation, Invesco Quantitative Strategies, Global Targeted Returns, Solutions, Intelliflo, and UITs; includes certain ETFs managed within this capability.
(10) Global Liquidity is comprised mainly of Money Market funds and excludes APAC Money Market funds.
(11) QQQ includes Invesco QQQ Trust.

Results of Operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

	Three months ended
	March 31,		Variance
(in millions)	2024	2023	$ Change	% Change
Investment management fees	$1,048.7	$1,027.9	$20.8	2.0%
Service and distribution fees	377.0	334.2	42.8	12.8%
Performance fees	0.8	5.6	(4.8)	(85.7)%
Other	48.8	50.5	(1.7)	(3.4)%
Total operating revenues	$1,475.3	$1,418.2	$57.1	4.0%

Revenue Adjustments:
Investment management fees	$(192.3)	$(189.8)	$(2.5)	1.3%
Service and distribution fees	(271.8)	(225.3)	(46.5)	20.6%
Other	(39.9)	(40.0)	0.1	(0.3)%
Total Revenue Adjustments (1)	(504.0)	(455.1)	(48.9)	10.7%
Invesco Great Wall	74.7	100.5	(25.8)	(25.7)%
CIP	7.2	12.3	(5.1)	(41.5)%
Net revenues (2)	$1,053.2	$1,075.9	$(22.7)	(2.1)%
____________
(1)    Total revenue adjustments remove pass through investment management fees, service and distribution fees, and other revenues and equal the same amount as the Third-party distribution, service and advisory expenses.
(2)    See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net business inflows (or outflows), and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. See the company’s disclosures regarding the changes in AUM during the three months ended March 31, 2024 and March 31, 2023 in the “Assets Under Management” section above for additional information.

Passive AUM generally earn a lower effective fee rate than Active AUM, and therefore, changes in the mix of AUM between Active and Passive have an impact on revenues and net revenue yield. Average AUM were $1,613.0 billion for the three months ended March 31, 2024 as compared to $1,463.0 billion for the three months ended March 31, 2023. The impact of the increase in AUM on our revenues was partially offset by the shift in AUM toward lower yield passive products, such as ETFs. As a result, net revenue yield excluding performance fees and QQQ declined from 32.7 basis points (bps) for the three months ended March 31, 2023 to 30.7 bps for the three months ended March 31, 2024.

In addition, as fee rates differ across geographic locations, changes to the mix of AUM between geographies and exchange rates have an impact on revenues and net revenue yields.

Investment Management Fees

Investment management fees were $1,048.7 million for three months ended March 31, 2024 as compared to $1,027.9 million for three months ended March 31, 2023, as a result of higher average AUM partially offset by the shift in AUM toward lower yield products. See discussion above on how AUM changes impact our Investment management fees.

Service and Distribution Fees

In the three months ended March 31, 2024, Service and distribution fees were $377.0 million as compared to $334.2 million for the three months ended March 31, 2023. The increase was primarily driven by higher distribution fees of $23.2 million and administrative fees of $19.3 million resulting from higher fund-related service fees and higher AUM to which the fees apply.

Performance Fees

For the three months ended March 31, 2024, Performance fees were $0.8 million as compared to $5.6 million three months ended March 31, 2023, respectively.

Other Revenues

In the three months ended March 31, 2024, Other revenues were $48.8 million as compared to $50.5 million for the three months ended March 31, 2023.

Invesco Great Wall

The company’s most significant joint venture is our 49% investment in IGW. The company reflects 100% of IGW's results in its Net revenues and Adjusted operating expenses because it is important to evaluate the contribution that IGW is making to the business. The company’s non-GAAP operating results reflect the economics of these holdings on a basis consistent with the underlying AUM and flows. Adjusted net income is reduced by the amount of earnings attributable to the 51% noncontrolling interests. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of Net revenues.

Net revenues from IGW were $74.7 million and average AUM was $83.7 billion for the three months ended March 31, 2024 (Net revenues were $100.5 million and average AUM was $91.0 billion for the three months ended March 31, 2023). The decrease in IGW revenues is primarily driven by the implementation of the regulatory mandated fee reductions in China, lower average AUM and the shift in AUM toward lower yield products.

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

Management and Performance fees earned from CIP were $7.2 million for the three months ended March 31, 2024 (three months ended March 31, 2023: $12.3 million).

Operating Expenses

The main categories of Operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended
	March 31,		Variance
(in millions)	2024	2023	$ Change	% Change
Third-party distribution, service and advisory	$504.0	$455.1	$48.9	10.7%
Employee compensation	472.7	462.8	9.9	2.1%
Marketing (1)	18.1	19.6	(1.5)	(7.7)%
Property, office and technology (1)	117.6	110.5	7.1	6.4%
General and administrative (1)	138.5	105.0	33.5	31.9%
Transaction, integration and restructuring	—	41.6	(41.6)	N/A
Amortization of intangibles	11.3	14.1	(2.8)	(19.9)%
Total operating expenses	$1,262.2	$1,208.7	$53.5	4.4%

The table below sets forth these expense categories as a percentage of total Operating expenses and Operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

(in millions)	Three months ended March 31, 2024	% of Total Operating Expenses	% of Operating Revenues	Three months ended March 31, 2023	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	$504.0	39.9%	34.2%	$455.1	37.6%	32.1%
Employee compensation	472.7	37.5%	32.0%	462.8	38.3%	32.6%
Marketing (1)	18.1	1.4%	1.2%	19.6	1.7%	1.4%
Property, office and technology (1)	117.6	9.3%	8.0%	110.5	9.1%	7.8%
General and administrative (1)	138.5	11.0%	9.4%	105.0	8.7%	7.4%
Transaction, integration and restructuring	—	—%	—%	41.6	3.4%	2.9%
Amortization of intangibles	11.3	0.9%	0.8%	14.1	1.2%	1.0%
Total operating expenses	$1,262.2	100.0%	85.6%	$1,208.7	100.0%	85.2%
__________
(1)    Comparative period presented reflects reclassification of certain operating expenses to align with current period presentation. The reclassification had no impact on our reported Operating revenues, Operating income, Net income, or any internal performance measure on which management is compensated. See Note 1, "Accounting Policies," for additional information.

During the three months ended March 31, 2024, Operating expenses increased $53.5 million compared to the three months ended March 31, 2023.

Third-Party Distribution, Service and Advisory

Third-party distribution, service and advisory expenses were $504.0 million for the three months ended March 31, 2024 as compared to $455.1 million for the three months ended March 31, 2023. The increase was due to an increase in pass-through Service and distribution fees resulting from higher fund costs and higher AUM to which the fees apply.

Employee Compensation

Employee compensation was $472.7 million for the three months ended March 31, 2024 as compared to $462.8 million for the three months ended March 31, 2023. This increase was primarily due to a $9.1 million increase in expense related to the mark-to-market on deferred compensation liabilities.

Headcount at March 31, 2024 was 8,527 (March 31, 2023: 8,561).

Marketing

Marketing expenses were $18.1 million for the three months ended March 31, 2024 as compared to $19.6 million for the three months ended March 31, 2023.

Property, Office and Technology

Property, office and technology costs were $117.6 million for the three months ended March 31, 2024 as compared to $110.5 million for the three months ended March 31, 2023. The increase was primarily driven by higher technology costs.

General and Administrative

General and administrative expenses were $138.5 million for the three months ended March 31, 2024 as compared to $105.0 million for the three months ended March 31, 2023. The increase was primarily due to $20.0 million of insurance recoveries and $9.8 million of indirect tax refunds which were received in the first quarter of 2023.

Transaction, Integration and Restructuring

Transaction, integration and restructuring charges were primarily comprised of compensation-related restructuring costs relating to our strategic evaluation which we completed in the first quarter of 2023. With the completion of strategic initiatives, any costs related to on-going projects are classified in the income statement based on the nature of the expense.

Other Income and Expenses

The main categories of Other income and expenses, and the dollar and percentage changes between periods, are as follows:

			Variance
	Three months ended March 31,		2024 vs 2023
(in millions)	2024	2023	$ Change	% Change
Equity in earnings of unconsolidated affiliates	$6.9	$26.1	$(19.2)	(73.6)%
Interest and dividend income	12.4	8.6	3.8	44.2%
Interest expense	(15.9)	(18.0)	2.1	(11.7)%
Other gains/(losses), net	35.9	27.4	8.5	31.0%
Other income/(expense) of CIP, net	30.5	(17.9)	48.4	N/A
Total other income and expenses	$69.8	$26.2	$43.6	166.4%

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates decreased to $6.9 million for the three months ended March 31, 2024 as compared to $26.1 million for the three months ended March 31, 2023. The decrease was primarily driven by losses on our real estate investments and lower earnings from our joint venture investment in IGW as discussed above, which were partially offset by higher earnings from private equity and other investments.

Interest and dividend income

Interest and dividend income was $12.4 million for the three months ended March 31, 2024 as compared to $8.6 million for the three months ended March 31, 2023. The increase was primarily due to higher interest income earned from Cash and cash equivalents.

Interest expense

Interest expense was $15.9 million for the three months ended March 31, 2024 as compared to $18.0 million for the three months ended March 31, 2023 as a result of a decrease in outstanding debt.

Other gains/(losses), net

Other gains/(losses), net was a gain of $35.9 million for the three months ended March 31, 2024 as compared to net gains of $27.4 million for the three months ended March 31, 2023. Included in the net gain for the first quarter of 2024 were $32.3 million of gains on investments and instruments held for our deferred compensation plans and $2.0 million of net gains related to the mark-to-market on seed capital investments. Included in the gain for the first quarter of 2023 were $22.2 million of gains on investments and instruments held for our deferred compensation plans and $5.3 million of net gains related to the mark-to-market on seed capital investments.

Other income/(expense) of CIP, net

For the three months ended March 31, 2024, Other income/(expense) of CIP, net was net income of $30.5 million (three months ended March 31, 2023: net expense of $17.9 million). Interest and dividend income of CIP decreased $59.5 million to $80.1 million (three months ended March 31, 2023: $139.6 million). Interest expense of CIP decreased $47.1 million to $47.2 million (three months ended March 31, 2023: $94.3 million). Unrealized gains/(losses) of CIP were net losses of $2.4 million (three months ended March 31, 2023: net losses of $63.2 million).

Net impact of CIP and related noncontrolling interests in consolidated entities

The consolidation of investment products did not have an impact on Net income attributable to Invesco for the three months ended March 31, 2024 and March 31, 2023. The adjustment to net income for the Net income/(loss) attributable to noncontrolling interests in consolidated entities represents the profit or loss attributable to third-party investors. The impact of any realized or unrealized gains or losses attributable to the interests of third-parties, which is reflected in Other income/(expense) of CIP, net, is offset by this adjustment to arrive at Net income attributable to Invesco. Also, the net income or loss of CIP is taxed at the investor level, not at the product level; therefore, a tax provision is not reflected in the net impact of CIP.

Income Tax Expense

The company’s subsidiaries operate in numerous taxing jurisdictions around the world, each with its own statutory tax rate. As a result, the blended statutory tax rate will vary from year to year depending on the mix of the profits and losses from each jurisdiction.

Our effective tax rate decreased to 24.3% for the three months ended March 31, 2024 (three months ended March 31, 2023: 29.7%). The decrease in the effective tax in the first quarter of 2024 is primarily due to the favorable impact of the increase in net income attributable to non-controlling interests in consolidated entities.

Schedule of Non-GAAP Information

We utilize the following non-GAAP performance measures: Net revenues (and by calculation, Net revenue yield on AUM), Adjusted operating income, Adjusted operating margin, Adjusted net income attributable to Invesco and Adjusted diluted EPS. The company believes the adjusted measures provide valuable insight into the company’s ongoing operational performance and assist in comparisons to its competitors. These measures also assist the company’s management with the establishment of operational budgets and forecasts. The most directly comparable U.S. GAAP measures are Operating revenues (and by calculation, Gross revenue yield on AUM), Operating income, Operating margin, Net income attributable to Invesco and diluted EPS. Each of these measures is discussed more fully below.

The following are reconciliations of the U.S. GAAP measures to the non-GAAP measures. The non-GAAP measures should not be considered as substitutes for any U.S. GAAP measures and may not be comparable to other similarly titled measures of other companies. Additional reconciling items may be added in the future to the non-GAAP measures if deemed appropriate. The tax effects related to the reconciling items have been calculated based on the tax rate attributable to the jurisdiction to which the transaction relates. Notes to the reconciliations follow the tables.

Reconciliation of Operating revenues to Net revenues:

	Three months ended March 31,
(in millions)	2024	2023
Operating revenues, U.S. GAAP basis	$1,475.3	$1,418.2
Revenue Adjustments (1)
Investment management fees	(192.3)	(189.8)
Service and distribution fees	(271.8)	(225.3)
Other	(39.9)	(40.0)
Total Revenue Adjustments	(504.0)	(455.1)
Invesco Great Wall (2)	74.7	100.5
CIP (3)	7.2	12.3
Net revenues	$1,053.2	$1,075.9

Reconciliation of Operating income to Adjusted operating income:

	Three months ended March 31,
(in millions)	2024	2023
Operating income, U.S. GAAP basis	$213.1	$209.5
Invesco Great Wall (2)	38.3	54.6
CIP (3)	12.2	14.7
Transaction, integration and restructuring (4)	—	41.6
Amortization of intangible assets (5)	11.3	14.1
Compensation expense related to market valuation changes in deferred compensation plans (6)	21.6	12.4
General and administrative (7)	—	(20.0)
Adjusted operating income	$296.5	$326.9

Operating margin(8)	14.4%	14.8%
Adjusted operating margin(9)	28.2%	30.4%

Reconciliation of net income attributable to Invesco to Adjusted net income attributable to Invesco

	Three months ended March 31,
(in millions, except per common share data)	2024	2023
Net income attributable to Invesco Ltd., U.S. GAAP basis	$141.5	$145.0
Adjustments (excluding tax):
Transaction, integration and restructuring (4)	—	41.6
Amortization of intangible assets (5)	11.3	14.1
Deferred compensation plan market valuation changes and dividend income less compensation expense (6)	(11.5)	(10.4)
General and administrative (7)	—	(20.0)
Total adjustments excluding tax	$(0.2)	$25.3
Tax adjustment for amortization of intangible assets and goodwill (10)	$4.4	$4.2
Other tax effects of adjustments above	2.7	(1.1)
Adjusted net income attributable to Invesco Ltd. (11)	$148.4	$173.4

Average common shares outstanding - diluted	453.5	458.9
Diluted EPS	$0.31	$0.32
Adjusted diluted EPS (12)	$0.33	$0.38
____________
(1) Revenue adjustments: The company calculates Net revenues by reducing Operating revenues to exclude fees that are passed through to external parties who perform functions on behalf of, and distribute, the company’s managed funds. The Net revenue presentation assists in identifying the revenue contribution generated by the company, removing distortions caused by the differing distribution channel fees and allowing for a fair comparison with U.S. peer investment managers and within Invesco’s own investment units. Additionally, management evaluates Net revenue yield on AUM, which is equal to Net revenues divided by Average AUM during the reporting period, as an indicator of the Net revenues we receive for each dollar of AUM we manage.
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
(4) Transaction, integration and restructuring: The company believes it is useful to adjust for the Transaction, integration and restructuring charges in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income, and Adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition and restructuring related charges. Transaction, integration and restructuring charges were restructuring costs relating to our strategic evaluation which we completed in the first quarter of 2023.
(5) Amortization of intangible assets: The company removes amortization expense related to acquired assets in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income, and Adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition-related charges.
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
(11) The effective tax rate on Adjusted net income attributable to Invesco Ltd. for the three months ended March 31, 2024 is 24.6% (for the three months ended March 31, 2023, it was 24.1%).
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

Balance Sheet Discussion (1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP and policyholder balances for the reasons outlined in footnote 1 to the table:

	As of March 31, 2024			As of December 31, 2023
Balance sheet information (in millions)	U.S. GAAP	Impact of CIP	As Adjusted	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted
ASSETS
Cash and cash equivalents	$895.7	$—	$895.7	$1,469.2	$—	$—	$1,469.2
Investments	963.5	497.2	1,460.7	919.1	527.4	—	1,446.5
Assets of CIP:
Investments and other assets of CIP	9,119.5	(9,119.5)	—	9,016.0	(9,016.0)	—	—
Cash and cash equivalents of CIP	529.8	(529.8)	—	462.4	(462.4)	—	—
Assets held for policyholders (2)	—	—	—	393.9	—	(393.9)	—
Goodwill and intangible assets, net	14,453.4	—	14,453.4	14,539.6	—	—	14,539.6
Other assets (3)	2,115.3	24.7	2,140.0	2,133.6	18.8	—	2,152.4
Total assets	$28,077.2	$(9,127.4)	$18,949.8	$28,933.8	$(8,932.2)	$(393.9)	$19,607.7
LIABILITIES
Liabilities of CIP:
Debt of CIP	$7,370.4	$(7,370.4)	$—	$7,121.8	$(7,121.8)	$—	$—
Other liabilities of CIP	459.1	(459.1)	—	492.1	(492.1)	—	—
Policyholder payables (2)	—	—	—	393.9	—	(393.9)	—
Debt	1,257.5	—	1,257.5	1,489.5	—	—	1,489.5
Other liabilities (4)	3,137.4	—	3,137.4	3,520.5	—	—	3,520.5
Total liabilities	$12,224.4	$(7,829.5)	$4,394.9	$13,017.8	$(7,613.9)	$(393.9)	$5,010.0
EQUITY
Total equity attributable to Invesco Ltd.	$14,554.8	$0.1	$14,554.9	$14,597.6	$0.1	$—	$14,597.7
Noncontrolling interests (5)	1,298.0	(1,298.0)	—	1,318.4	(1,318.4)	—	—
Total equity	15,852.8	(1,297.9)	14,554.9	15,916.0	(1,318.3)	—	14,597.7
Total liabilities and equity	$28,077.2	$(9,127.4)	$18,949.8	$28,933.8	$(8,932.2)	$(393.9)	$19,607.7
____________
(1)    This table includes non-GAAP presentations. Assets of CIP are not available for use by Invesco. Additionally, there is no recourse to Invesco for CIP debt. Policyholder assets and liabilities are equal and offsetting and have no impact on Invesco’s shareholders’ equity.
(2)    One of our subsidiaries, Invesco Pensions Limited, is an insurance company that was established to facilitate retirement savings plans in the U.K. The entity held assets that were managed for its clients on its balance sheet with an equal and offsetting liability. In January 2024, all funds were distributed to customers.
(3)    Amounts include Accounts receivable, Property, equipment and software, and Other assets.
(4)    Amounts include Accrued compensation and benefits, Accounts payable and accrued expenses, and Deferred tax liabilities.
(5)    Amounts include Redeemable noncontrolling interests in consolidated entities and Equity attributable to nonredeemable noncontrolling interests in consolidated entities.

Cash and cash equivalents

Cash and cash equivalents decreased by $573.5 million from $1,469.2 million at December 31, 2023 to $895.7 million at March 31, 2024. See “Cash Flows Discussion” below within this Management’s Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Investments

Investments are comprised primarily of the equity method investment in IGW, seed capital and co-investments in affiliated funds, and investments related to the company’s deferred compensation plans.

As of March 31, 2024, and December 31, 2023 the company had $940.9 million and $956.0 million in seed capital and co-investments, respectively, including direct investments in CIP. Total seed capital and co-investments is presented as a helpful measure for investors and represents our total net investment interest including our investment in CIP. The following table reconciles the investments balance to the total seed capital and co-investment balance.

	As of
(in millions)	March 31, 2024	December 31, 2023
Investments	$963.5	$919.1
Net investment in CIP	497.2	527.4
Less: Investments related to deferred compensation plans, joint ventures, and other investments	(519.8)	(490.5)
Total seed capital and co-investments (1)	$940.9	$956.0
____________
(1) Included in the total seed capital and co-investments balance as of March 31, 2024 is $299.7 million of seed capital and $641.2 million of co-investments (December 31, 2023: $314.1 million of seed capital and $641.9 million of co-investments).

Goodwill and intangible assets, net

Goodwill and intangible assets, net decreased from $14,539.6 million at December 31, 2023, to $14,453.4 million at March 31, 2024. The decrease includes foreign exchange impacts of $74.9 million and amortization of $11.3 million. If our revenue and operating income continue to be adversely impacted by our AUM mix or unfavorable market conditions, including a significant decline in our stock price for an extended period of time, an impairment of goodwill and intangible assets may occur in future periods.

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

Sources of Liquidity by Type

	As of
(in millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$895.7	$1,469.2
Available revolver (1)	1,632.4	2,000.0
Total sources of liquidity by type	$2,528.1	$3,469.2
____________
(1) As of March 31, 2024, the balance on the $2.0 billion capacity credit agreement was $367.6 million.

Capital Management

Our capital management priorities have evolved with the growth and success of our business and include, in no particular order of priority: reinvestment in the business, maintaining a strong balance sheet and returning capital to shareholders longer term through a combination of modestly increasing dividends and share repurchases.

Our capital process is executed in a manner consistent with our desire to maintain strong, investment grade credit ratings. As of the date of our filing, Invesco held credit ratings of BBB+/Stable, A3/Stable and A/Stable from Standard & Poor’s (S&P) Ratings Service, Moody’s Investor Services and Fitch Ratings, respectively.

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

We are in compliance with all regulatory minimum net capital requirements. As of March 31, 2024, the company’s minimum regulatory capital requirement was $389.1 million (December 31, 2023: $395.8 million).

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

The consolidation of $9,649.3 million and $7,370.4 million of assets and debt of CIP as of March 31, 2024, respectively, did not impact the company’s liquidity and capital resources. See Part I, Item 1, Financial Statements - Note 11, “Consolidated Investment Products,” for additional details.

Cash Flows Discussion

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flows information excluding the impact of the cash flows of CIP for the reasons outlined in footnote 1 to the table:

Cash flows information (1)	Three months ended March 31, 2024			Three months ended March 31, 2023
(in millions)	U.S. GAAP	Impact of CIP	As Adjusted	U.S. GAAP	Impact of CIP	As Adjusted
Cash and cash equivalents, beginning of the period	$1,931.6	$(462.4)	$1,469.2	$1,434.1	$(199.4)	$1,234.7
Cash flows from operating activities	(54.4)	(52.3)	(106.7)	(98.9)	(20.6)	(119.5)
Cash flows from investing activities	(287.3)	236.8	(50.5)	45.5	(110.8)	(65.3)
Cash flows from financing activities	(148.3)	(253.9)	(402.2)	(178.5)	5.9	(172.6)
Increase/(decrease) in cash and cash equivalents	(490.0)	(69.4)	(559.4)	(231.9)	(125.5)	(357.4)
Foreign exchange movement on cash and cash equivalents	(16.1)	2.0	(14.1)	12.7	(1.0)	11.7
Cash and cash equivalents, end of the period	$1,425.5	$(529.8)	$895.7	$1,214.9	$(325.9)	$889.0

Cash and cash equivalents	$895.7	$—	$895.7	$889.0	$—	$889.0
Cash and cash equivalents of CIP	529.8	(529.8)	—	325.9	(325.9)	—
Total cash and cash equivalents per condensed consolidated statement of cash flows	$1,425.5	$(529.8)	$895.7	$1,214.9	$(325.9)	$889.0
____________
(1) These tables include non-GAAP presentations. Cash held by CIP is not available for use by Invesco. Additionally, there is no recourse to Invesco for CIP debt. The cash flows of CIP do not form part of the company’s cash flow management processes, nor do they form part of the company’s significant liquidity evaluations and decisions.

Operating Activities

Operating cash flows include the receipt of Investment management and Other fees generated from AUM, offset by Operating expenses and Changes in operating assets and liabilities. After allowing for the change in cash held by CIP, investment activities, non-cash activity, and seasonal payments such as bonus payments in the first quarter, our operating cash flows generally move in the same direction as our Operating income.

Cash outflows for the three months ended March 31, 2024, excluding the impact of the consolidation of CIP, was primarily driven by net outflows from changes in payables and receivables due to timing of payments and receipts, including annual compensation payments that are made in the first quarter of each year.

Investing Activities

Cash outflows for the three months ended March 31, 2024, excluding the impact of the consolidation of CIP, included Purchase of investments of $36.5 million (three months ended March 31, 2023: $55.2 million purchases), partially offset by proceeds of $7.0 million from sales and returns of capital of investments (three months ended March 31, 2023: $28.1 million proceeds). In addition, the company had capital expenditures of $21.0 million for the three months ended March 31, 2024 (three months ended March 31, 2023: $38.1 million). Our capital expenditures related principally to investments in foundational technology projects.

Financing Activities

Financing cash outflows during the three months ended March 31, 2024, excluding the impact of the consolidation of CIP, included $90.2 million of common dividend payments for the dividends declared in January (three months ended March 31, 2023: common dividends paid of $85.7 million), $59.2 million of preferred dividend payments for dividends declared in January (three months ended March 31, 2023: $59.2 million) and the payment of $20.4 million to meet employees’ withholding tax obligations on common share vestings (three months ended March 31, 2023: $27.7 million). The three months ended March 31, 2024 also included a $600.0 million redemption of our senior notes (three months ended March 31, 2023: none) and a net borrowing of $367.6 million on the credit agreement (three months ended March 31, 2023: none). Historically, the company has used the credit agreement to support short-term operating cash flow needs. However, due to the repayment of the senior notes and the short term operating cash flow needs in the first and second quarters, we expect to maintain a balance on the credit agreement until the second half of 2024.

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

On April 23, 2024, the company declared a first quarter 2024 cash dividend of $0.205 per common share to the holders of common shares. The dividend is payable on June 4, 2024, to common shareholders of record at the close of business on May 14, 2024, with an ex-dividend date of May 13, 2024.

On April 23, 2024, the company declared a preferred dividend of $14.75 per preferred share, representing the period from March 1, 2024 through May 31, 2024. The preferred dividend is payable on June 3, 2024.

The declaration, payment and amount of any future dividends will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The company has a policy of managing dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts.

Debt

The carrying value of our debt at March 31, 2024 was $1,257.5 million (December 31, 2023: $1,489.5 million). See Part I, Item 1, Financial Statements - Note 4, “Debt,” for additional disclosures.

For the Three months ended March 31, 2024, the company’s weighted average cost of debt was 4.90% (Three months ended March 31, 2023: 4.28%).

Financial covenants under the credit agreement include: (i) the quarterly maintenance of an Adjusted debt/Earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses (Covenant Adjusted EBITDA) leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) an interest coverage ratio (Covenant Adjusted EBITDA/interest expense for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of March 31, 2024, we were in compliance with our financial covenants. At March 31, 2024, our leverage ratio was 0.54:1.00 (December 31, 2023: 0.69:1.00), and our interest coverage ratio was 20.76:1.00 (December 31, 2023: 20.40:1.00).

The March 31, 2024 coverage ratio calculations are as follows:

(in millions)	Total	Q1 2024	Q4 2023	Q3 2023	Q2 2023
Net income/(loss) attributable to Invesco Ltd.	$(337.2)	$141.5	$(742.3)	$131.4	$132.2
Dividends on preferred shares	236.8	59.2	59.2	59.2	59.2
Tax expense/(benefit)	(70.9)	68.7	(266.4)	61.3	65.5
Amortization/depreciation/impairment	1,430.0	45.1	1,295.3	42.2	47.4
Interest expense	68.4	15.9	16.8	17.3	18.4
Common share-based compensation expense	97.9	21.1	20.8	24.0	32.0
Unrealized (gains)/losses from investments, net (1)	(5.2)	(10.4)	(4.5)	18.3	(8.6)
Covenant Adjusted EBITDA (2)	$1,419.8	$341.1	$378.9	$353.7	$346.1
Adjusted debt (2)	$760.1
Leverage ratio as of March 31, 2024 (Adjusted debt/Covenant Adjusted EBITDA - maximum 3.25:1.00)	0.54
Interest coverage ratio as of March 31, 2024 (Covenant Adjusted EBITDA/Interest expense - minimum 4.00:1.00)	20.76
(1)    Adjustments for unrealized gains and losses from investments, as defined in our credit agreement, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.
(2)    Covenant Adjusted EBITDA and Adjusted debt are non-GAAP financial measures that are used by management in connection with certain debt covenant calculations under our credit agreement. The calculation of Covenant Adjusted EBITDA above (a reconciliation from Net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore Net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to Covenant Adjusted EBITDA. The calculation of Adjusted debt is defined in our credit agreement and equals debt of $1,257.5 million plus $2.6 million in letters of credit less $500.0 million of excess unrestricted cash (cash and cash equivalents less the minimum regulatory capital requirement, not to exceed $500 million).

Credit and Liquidity Risk

The company manages its capital by reviewing annual and projected cash flow forecasts and by monitoring credit, liquidity and market risks, such as interest rate and foreign currency risks (as discussed in Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk), through measurement and analysis.

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. The company is primarily exposed to credit risk through its cash and cash equivalent deposits, which are held by external firms. The company invests its cash balances in its own institutional money market products, as well as with external high credit-quality financial institutions. These arrangements create exposure to concentrations of credit risk. As of March 31, 2024, our maximum exposure to credit risk related to our cash and cash equivalent balances is $895.7 million, of which $434.7 million is invested in affiliated money market funds. See Part I, Item 1, Financial Statements - Note 2, "Fair Value of Assets and Liabilities," for information regarding cash and cash equivalents invested in affiliated money market funds.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as they become due. The company is exposed to liquidity risk through its $1,257.5 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit agreement, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.

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

Off Balance Sheet Commitments

See Part I, Item 1, Financial Statements - Note 10, “Commitments and Contingencies - Legal Contingencies,” for more information regarding undrawn capital commitments.

Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies disclosed in our most recent Form 10-K for the year ended December 31, 2023. Critical accounting policies are those that require management’s most difficult, subjective or complex judgments and would therefore be deemed the most critical to an understanding of our results of operations and financial condition.

Recent Accounting Standards

See Part I, Item 1, Financial Statements - Note 1, "Accounting Policies - Accounting Pronouncements Recently Adopted.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk and foreign exchange rate risk. There have not been any material changes to the company’s exposures to market risks during the period ended March 31, 2024 that would require an update to the disclosures provided in the most recent Form 10-K.

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

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. See Part I, Item 1, Financial Statements - Note 4, “Debt,” for details of the company’s debt arrangements. As of March 31, 2024, the interest rates on 70.8% of the company’s borrowings were fixed for a weighted average period of 9.66 years, and the company had a $367.6 million balance on its floating rate credit agreement.

Foreign Exchange Rate Risk

The company has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco.

The company is also exposed to foreign translation risk on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation gains were $1.4 million during the three months ended March 31, 2024 (three months ended March 31, 2023: $1.1 million losses) and are included in General and administrative expenses and Other gains/ (losses), net on the Condensed Consolidated Statements of Income.

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

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2024. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated any change in our internal control over financial reporting that occurred during the three months ended March 31, 2024 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

See Part I, Item 1, Financial Statements - Note 10, “Commitments and Contingencies - Legal Contingencies,” for information regarding legal proceedings.

Item 1A.  Risk Factors

The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended March 31, 2024:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (millions)
January 1-31, 2024	310,285	$17.08	—	$382.2
February 1-29, 2024	1,054,916	$15.31	—	$382.2
March 1-31, 2024	32,583	$15.45	—	$382.2
Total	1,397,784		—
____________
(1)    An aggregate of 1,397,784 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.
(2)    At March 31, 2024, a balance of $382.2 million remains available under the share repurchase authorization approved by the Board on July 22, 2016.

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

10.1	Invesco Ltd. 2010 Global Equity Incentive Plan (ST), as amended and restated effective February 28, 2024
10.2	Invesco Ltd. Deferred Incentive Plan, as amended and restated effective as of February 28, 2024
10.3	Form of Restricted Stock Unit Award Agreement - Performance Vesting under Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (February 2024)
10.4	Form of Restricted Stock Unit Award Agreement - Performance Vesting - for UCITS staff - under Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (February 2024)
22
Subsidiary Guarantors and Issuers of Guaranteed Securities, incorporated by reference to Exhibit 22 to Invesco’s Annual Report on Form 10-K for the period ended December 31, 2023, filed with the Securities and Exchange Commission on February 21, 2024.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
May 1, 2024	/s/ ANDREW R. SCHLOSSBERG
Andrew R. Schlossberg
President and Chief Executive Officer

May 1, 2024	/s/ L. ALLISON DUKES
L. Allison Dukes
Senior Managing Director and Chief Financial Officer