Form 10-Q
period 2024-06-30
Invesco Ltd.
filed 2024-07-31
CIK 914208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of June 30, 2024, the most recent practicable date, the number of Common Shares outstanding was 450,032,426.

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

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in millions, except per share data)	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$878.5	$1,469.2
Accounts receivable	677.1	701.5
Investments	980.0	919.1
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	662.8	462.4
Accounts receivable and other assets of CIP	342.2	250.1
Investments of CIP	7,793.5	8,765.9
Assets held for policyholders	—	393.9
Other assets	834.4	832.6
Property, equipment and software, net	574.4	599.5
Intangible assets, net	5,818.8	5,848.1
Goodwill	8,605.9	8,691.5
Total assets	$27,167.6	$28,933.8
LIABILITIES
Accrued compensation and benefits	$589.7	$900.4
Accounts payable and accrued expenses	1,362.9	1,294.4
Liabilities of CIP:
Debt of CIP	6,671.1	7,121.8
Other liabilities of CIP	531.8	492.1
Policyholder payables	—	393.9
Debt	890.1	1,489.5
Deferred tax liabilities, net	1,356.6	1,325.7
Total liabilities	11,402.2	13,017.8
Commitments and contingencies (See Note 10)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	568.9	745.7
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized, issued and outstanding as of June 30, 2024 and December 31, 2023)	4,010.5	4,010.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million shares issued as of June 30, 2024 and December 31, 2023)	113.2	113.2
Additional paid-in-capital	7,316.3	7,451.6
Treasury shares	(2,850.1)	(3,002.6)
Retained earnings	6,917.0	6,826.7
Accumulated other comprehensive income/(loss), net of tax	(921.9)	(801.8)
Total equity attributable to Invesco Ltd.	14,585.0	14,597.6
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	611.5	572.7
Total permanent equity	15,196.5	15,170.3
Total liabilities, temporary and permanent equity	$27,167.6	$28,933.8

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per common share data)	2024	2023	2024	2023
Operating revenues:
Investment management fees	$1,065.8	$1,033.5	$2,114.5	$2,061.4
Service and distribution fees	361.6	342.3	738.6	676.5
Performance fees	8.7	19.6	9.5	25.2
Other	47.2	47.4	96.0	97.9
Total operating revenues	1,483.3	1,442.8	2,958.6	2,861.0
Operating expenses:
Third-party distribution, service and advisory	495.4	462.5	999.4	917.6
Employee compensation	452.3	475.7	925.0	938.5
Marketing	20.6	23.1	38.7	42.7
Property, office and technology	116.4	112.7	234.0	223.2
General and administrative	180.4	151.9	318.9	256.9
Transaction, integration and restructuring	—	—	—	41.6
Amortization of intangible assets	11.4	13.1	22.7	27.2
Total operating expenses	1,276.5	1,239.0	2,538.7	2,447.7
Operating income	206.8	203.8	419.9	413.3
Other income/(expense):
Equity in earnings of unconsolidated affiliates	13.9	19.2	20.8	45.3
Interest and dividend income	11.0	7.1	23.4	15.7
Interest expense	(16.3)	(18.4)	(32.2)	(36.4)
Other gains/(losses), net	3.6	20.9	39.5	48.3
Other income/(expense) of CIP, net	40.9	(2.7)	71.4	(20.6)
Income before income taxes	259.9	229.9	542.8	465.6
Income tax provision	(64.0)	(65.5)	(132.7)	(135.4)
Net income	195.9	164.4	410.1	330.2
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(4.5)	27.0	(18.0)	65.4
Dividends declared on preferred shares	(59.2)	(59.2)	(118.4)	(118.4)
Net income attributable to Invesco Ltd.	$132.2	$132.2	$273.7	$277.2

Earnings per common share:
-basic	$0.29	$0.29	$0.60	$0.61
-diluted	$0.29	$0.29	$0.60	$0.60

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30
(in millions)	2024	2023	2024	2023
Net income	$195.9	$164.4	$410.1	$330.2
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(25.8)	63.8	(122.1)	118.9
Other comprehensive income/(loss), net of tax	1.0	0.8	2.0	5.2
Other comprehensive income/(loss)	(24.8)	64.6	(120.1)	124.1
Total comprehensive income/(loss)	171.1	229.0	290.0	454.3
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(4.5)	27.0	(18.0)	65.4
Dividends declared on preferred shares	(59.2)	(59.2)	(118.4)	(118.4)
Comprehensive income/(loss) attributable to Invesco Ltd.	$107.4	$196.8	$153.6	$401.3

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in millions)	2024	2023
Operating activities:
Net income	$410.1	$330.2
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	91.5	94.2
Common share-based compensation expense	39.5	69.8
Other (gains)/losses, net	(38.9)	(48.3)
Other (gains)/losses of CIP, net	12.0	120.0
Equity in earnings of unconsolidated affiliates	(20.8)	(45.3)
Distributions from equity method investees	28.2	6.5
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	47.6	(164.3)
(Purchase)/sale of investments, net	(1.7)	5.8
(Increase)/decrease in receivables	397.7	397.0
Increase/(decrease) in payables	(530.5)	(533.2)
Net cash provided by/(used in) operating activities	434.7	232.4
Investing activities:
Purchase of property, equipment and software	(47.7)	(84.8)
Purchase of investments by CIP	(1,661.4)	(1,190.9)
Sale of investments by CIP	1,725.8	1,251.7
Purchase of investments	(39.3)	(62.0)
Sale of investments	0.1	35.1
Capital distribution from equity method investees	121.2	12.3
Net cash inflows/(outflows) upon consolidation/deconsolidation of CIP	(41.3)	(10.6)
Net cash provided by/(used in) investing activities	57.4	(49.2)
Financing activities:
Purchases of treasury shares	(23.1)	(179.2)
Dividends paid - preferred	(118.4)	(118.4)
Dividends paid - common	(183.4)	(177.6)
Third-party capital invested into CIP	105.7	51.5
Third-party capital distributed by CIP	(108.5)	(150.0)
Borrowings of debt of CIP	307.7	251.8
Repayments of debt of CIP	(240.0)	(27.7)
Borrowings of credit agreement	1,436.3	—
Repayments of credit agreement	(1,436.3)	—
Repayment of senior notes	(600.0)	—
Net cash provided by/(used in) financing activities	(860.0)	(349.6)
Increase/(decrease) in cash and cash equivalents	(367.9)	(166.4)
Foreign exchange movement on cash and cash equivalents	(19.3)	18.2
Foreign exchange movement on cash and cash equivalents of CIP	(3.1)	1.2
Cash and cash equivalents, beginning of period	1,931.6	1,434.1
Cash and cash equivalents, end of period	$1,541.3	$1,287.1
Cash and cash equivalents	$878.5	$1,009.9
Cash and cash equivalents of CIP	662.8	277.2
Total cash and cash equivalents per condensed consolidated statement of cash flows	$1,541.3	$1,287.1

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three months ended June 30, 2024
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
April 1, 2024	$4,010.5	$113.2	$7,314.6	$(2,864.4)	$6,878.0	$(897.1)	$14,554.8	$630.2	$15,185.0	$667.8
Net income	—	—	—	—	191.4	—	191.4	20.9	212.3	(16.4)
Other comprehensive income/(loss)	—	—	—	—	—	(24.8)	(24.8)	—	(24.8)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(39.6)	(39.6)	(82.5)
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.205 per share)	—	—	—	—	(93.2)	—	(93.2)	—	(93.2)	—
Employee common share plans:
Common share-based compensation	—	—	18.4	—	—	—	18.4	—	18.4	—
Vested common shares	—	—	(17.0)	17.0	—	—	—	—	—	—
Other common share awards	—	—	0.3	—	—	—	0.3	—	0.3	—
Purchase of common shares	—	—	—	(2.7)	—	—	(2.7)	—	(2.7)	—
June 30, 2024	$4,010.5	$113.2	$7,316.3	$(2,850.1)	$6,917.0	$(921.9)	$14,585.0	$611.5	$15,196.5	$568.9

Three months ended June 30, 2023
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
April 1, 2023	$4,010.5	$113.2	$7,412.6	$(2,888.0)	$7,577.6	$(882.9)	$15,343.0	$587.2	$15,930.2	$879.6
Net income	—	—	—	—	191.4	—	191.4	(13.9)	177.5	(13.1)
Other comprehensive income/(loss)	—	—	—	—	—	64.6	64.6	—	64.6	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(35.5)	(35.5)	(24.6)
Dividends declared - preferred ($14.75per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.20 per share)	—	—	—	—	(91.9)	—	(91.9)	—	(91.9)	—
Employee common share plans:
Common share-based compensation	—	—	32.0	—	—	—	32.0	—	32.0	—
Vested common shares	—	—	(7.7)	7.7	—	—	—	—	—	—
Other common share awards	—	—	(3.9)	4.4	—	—	0.5	—	0.5	—
Purchase of common shares	—	—	—	(151.5)	—	—	(151.5)	—	(151.5)	—
June 30, 2023	$4,010.5	$113.2	$7,433.0	$(3,027.4)	$7,617.9	$(818.3)	$15,328.9	$537.8	$15,866.7	$841.9

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Six months ended June 30, 2024
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
January 1, 2024	$4,010.5	$113.2	$7,451.6	$(3,002.6)	$6,826.7	$(801.8)	$14,597.6	$572.7	$15,170.3	$745.7
Net income	—	—	—	—	392.1	—	392.1	58.8	450.9	(40.8)
Other comprehensive income/(loss)	—	—	—	—	—	(120.1)	(120.1)	—	(120.1)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(20.0)	(20.0)	(136.0)
Dividends declared - preferred ($29.50 share)	—	—	—	—	(118.4)	—	(118.4)	—	(118.4)	—
Dividends declared - common ($0.405 per share)	—	—	—	—	(183.4)	—	(183.4)	—	(183.4)	—
Employee common share plans:
Common share-based compensation	—	—	39.5	—	—	—	39.5	—	39.5	—
Vested common shares	—	—	(175.4)	175.4	—	—	—	—	—	—
Other common share awards	—	—	0.6	0.2	—	—	0.8	—	0.8	—
Purchase of common shares	—	—	—	(23.1)	—	—	(23.1)	—	(23.1)	—
June 30, 2024	$4,010.5	$113.2	$7,316.3	$(2,850.1)	$6,917.0	$(921.9)	$14,585.0	$611.5	$15,196.5	$568.9

Six months ended June 30, 2023
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
January 1, 2023	$4,010.5	$113.2	$7,554.9	$(3,040.9)	$7,518.3	$(942.4)	$15,213.6	$629.9	$15,843.5	$998.7
Net income	—	—	—	—	395.6	—	395.6	(38.7)	356.9	(26.7)
Other comprehensive income/(loss)	—	—	—	—	—	124.1	124.1	—	124.1	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(53.4)	(53.4)	(130.1)
Dividends declared - preferred ($29.50 per share)	—	—	—	—	(118.4)	—	(118.4)	—	(118.4)	—
Dividends declared - common ($0.3875 per share)	—	—	—	—	(177.6)	—	(177.6)	—	(177.6)	—
Employee common share plans:
Common share-based compensation	—	—	69.8	—	—	—	69.8	—	69.8	—
Vested common shares	—	—	(188.3)	188.3	—	—	—	—	—	—
Other common share awards	—	—	(3.4)	4.4	—	—	1.0	—	1.0	—
Purchase of common shares	—	—	—	(179.2)	—	—	(179.2)	—	(179.2)	—
June 30, 2023	$4,010.5	$113.2	$7,433.0	$(3,027.4)	$7,617.9	$(818.3)	$15,328.9	$537.8	$15,866.7	$841.9
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

Reclassifications

Beginning in the quarter ended March 31, 2024, expenses for client-related travel and entertainment and outsourced services were reclassified to General and administrative expenses. The impact of this reclassification on the Consolidated Statements of Income is as follows:

• For the three months ended June 30, 2024: decreased Marketing and Property, office and technology expenses by $7.7 million and $22.8 million, respectively, and increased General and administrative by $30.5 million.

• For the three months ended June 30, 2023: decreased Marketing and Property, office and technology expenses by $5.9 million and $24.4 million, respectively, and increased General and administrative by $30.3 million.

• For the six months ended June 30, 2024: decreased Marketing and Property, office and technology expenses by $14.4 million and $46.4 million, respectively, and increased General and administrative by $60.8 million.

• For the six months ended June 30, 2023: decreased Marketing and Property, office and technology expenses by $11.3 million and $48.3 million, respectively, and increased General and administrative by $59.6 million.

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

	June 30, 2024	December 31, 2023
(in millions)	Fair Value	Fair Value
Cash and cash equivalents	$878.5	$1,469.2
Equity investments	320.3	272.4
Assets held for policyholders	—	393.9
Policyholder payables (1)	—	(393.9)
Total return swap related to deferred compensation plans	6.9	4.9
____________
(1)    These financial instruments are not measured at fair value on a recurring basis. Policyholder payables were indexed to the value of the assets held for policyholders and changes in fair value were recorded and offset to zero in other operating revenues. In January 2024, all funds were distributed to customers.

The following table presents, by hierarchy levels, the carrying value of the company’s assets and liabilities, including major security type for equity investments, which are measured at fair value on the company’s Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively:

	As of June 30, 2024
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$430.8	$430.8	$—	$—
Investments: (2)
Equity investments:
Seed capital	106.1	106.1	—	—
Investments related to deferred compensation plans	214.2	214.2	—	—
Total return swap related to deferred compensation plans	6.9	—	6.9	—
Total	$758.0	$751.1	$6.9	$—
Liabilities:
Contingent consideration liability	$(1.3)	$—	$—	$(1.3)
Total	$(1.3)	$—	$—	$(1.3)

	As of December 31, 2023
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$927.8	$927.8	$—	$—
Investments (2):
Equity investments:
Seed capital	75.7	75.7	—	—
Investments related to deferred compensation plans	196.7	196.7	—	—
Assets held for policyholders (3)	393.9	393.9	—	—
Total return swap related to deferred compensation plans	4.9	—	4.9	—
Total	$1,599.0	$1,594.1	$4.9	$—
Liabilities:
Contingent consideration liability	$(1.3)	$—	$—	$(1.3)
Total	$(1.3)	$—	$—	$(1.3)
____________
(1)    The balance primarily represents cash held in affiliated money market funds.
(2)    Equity method and other investments of $644.9 million and $14.8 million, respectively, are excluded from this table (December 31, 2023: $631.8 million and $14.9 million, respectively). These investments are not measured at fair value, in accordance with applicable accounting standards.
(3)    The majority of Assets held for policyholders were held in affiliated funds.

Total Return Swap (TRS)

In addition to holding equity investments, the company has a TRS to hedge economically certain deferred compensation liabilities. The notional value of the TRS at June 30, 2024 was $424.4 million, and the fair value of the TRS was an asset of $6.9 million (December 31, 2023 notional value was $393.0 million and the fair value was an asset of $4.9 million). During the three months ended June 30, 2024, market valuation losses related to the TRS were $1.2 million and during the six months ended June 30, 2024 gains related to the TRS were $16.8 million (three and six months ended June 30, 2023: $7.3 million and $20.3 million net gain).

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

(in millions)	June 30, 2024	December 31, 2023
Equity investments:
Seed capital	$106.1	$75.7
Investments related to deferred compensation plans	214.2	196.7
Equity method investments	644.9	631.8
Other	14.8	14.9
Total investments (1)	$980.0	$919.1
_________
(1) The majority of the company’s investment balances relate to balances held in affiliated funds and equity method investees.

Equity investments

The unrealized gains and losses for the three and six months ended June 30, 2024 that relate to equity investments still held at June 30, 2024 were a $13.2 million net gain and $19.8 million net gain (three and six months ended June 30, 2023: $9.6 million net gain $22.9 million net gain).

4.  DEBT

The disclosures below include details of the company’s debt. Debt of CIP is detailed in Note 11, "Consolidated Investment Products."

	June 30, 2024		December 31, 2023
(in millions)	Carrying Value (3)	Fair Value	Carrying Value (3)	Fair Value
$2.0 billion floating rate credit agreement expiring April 26, 2028	$—	$—	$—	$—
Unsecured Senior Notes: (1)
$600 million 4.000% - due January 30, 2024 (2)	—	—	599.9	599.1
$500 million 3.750% - due January 15, 2026	498.9	489.7	498.6	489.1
$400 million 5.375% - due November 30, 2043	391.2	380.9	391.0	409.6
Debt	$890.1	$870.6	$1,489.5	$1,497.8
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

5.  SHARE CAPITAL

The number of preferred shares issued and outstanding is represented in the table below:

	As of
(in millions)	June 30, 2024	December 31, 2023
Preferred shares issued (1)	4.0	4.0
Preferred shares outstanding (1)	4.0	4.0
____________
(1)    Substantially all the preferred shares are held by Massachusetts Mutual Life Insurance Company (MassMutual). The five-year lock-up period which prohibited the sale of the preferred shares by MassMutual expired on May 24, 2024.

The number of common shares and common share equivalents issued are represented in the table below:

	As of
(in millions)	June 30, 2024	December 31, 2023
Common shares issued	566.1	566.1
Less: Treasury shares for which dividend and voting rights do not apply	(116.1)	(116.6)
Common shares outstanding	450.0	449.5

6.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	Three months ended June 30, 2024			Three months ended June 30, 2023
(in millions)	Foreign currency translation	Employee benefit plans	Total	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	$(25.8)	$—	$(25.8)	$63.8	$—	$63.8
Other comprehensive income/(loss), net	—	1.0	1.0	—	0.8	0.8
Other comprehensive income/(loss), net of tax	(25.8)	1.0	(24.8)	63.8	0.8	64.6
Beginning balance	(766.4)	(130.7)	(897.1)	(759.9)	(123.0)	(882.9)
Other comprehensive income/(loss), net of tax	(25.8)	1.0	(24.8)	63.8	0.8	64.6
Ending balance	$(792.2)	$(129.7)	$(921.9)	$(696.1)	$(122.2)	$(818.3)

	Six months ended June 30, 2024			Six months ended June 30, 2023
(in millions)	Foreign currency translation	Employee benefit plans	Total	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	$(122.1)	$—	$(122.1)	$118.9	$—	$118.9
Other comprehensive income/(loss), net	—	2.0	2.0	—	5.2	5.2
Other comprehensive income/(loss), net of tax	(122.1)	2.0	(120.1)	118.9	5.2	124.1
Beginning balance	(670.1)	(131.7)	(801.8)	(815.0)	(127.4)	(942.4)
Other comprehensive income/(loss), net of tax	(122.1)	2.0	(120.1)	118.9	5.2	124.1
Ending balance	$(792.2)	$(129.7)	$(921.9)	$(696.1)	$(122.2)	$(818.3)

7. REVENUE

The geographic disaggregation of revenue for the three and six months ended June 30, 2024 and 2023 are presented below. There are no revenues attributed to the company’s country of domicile, Bermuda.

	Three months ended June 30,
(in millions)	2024	2023
Americas	$1,145.5	$1,108.1
Asia-Pacific (APAC)	62.1	63.7
Europe, Middle East and Africa (EMEA)	275.7	271.0
Total operating revenues	$1,483.3	$1,442.8

	Six months ended June 30,
(in millions)	2024	2023
Americas	$2,286.1	$2,191.5
Asia-Pacific (APAC)	130.8	133.6
Europe, Middle East and Africa (EMEA)	541.7	535.9
Total operating revenues	$2,958.6	$2,861.0

8.  COMMON SHARE-BASED COMPENSATION

The company recognized total compensation expense of $39.5 million and $69.8 million related to equity-settled common share-based compensation in the six months ended June 30, 2024 and 2023, respectively.

Movements on employee common share awards during the periods ended June 30 are detailed below:

	Six months ended June 30, 2024			Six months ended June 30, 2023
(in millions of common shares, except fair values)	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value	Time- Vested	Performance- Vested
Unvested at the beginning of period	10.4	1.6	$18.84	10.3	2.1
Granted during the period	4.9	0.9	15.13	4.3	0.7
Forfeited during the period	(0.4)	(0.1)	17.91	(0.1)	(0.2)
Vested and distributed during the period	(4.6)	(0.5)	18.29	(4.8)	(0.5)
Unvested at the end of the period	10.3	1.9	$17.37	9.7	2.1

The total fair value of common shares that vested during the six months ended June 30, 2024 was $77.7 million (six months ended June 30, 2023: $91.3 million). The weighted average grant date fair value of the United States (U.S.) dollar share awards that were granted during the six months ended June 30, 2024 was $15.13 (six months ended June 30, 2023: $17.73).

At June 30, 2024, there was $161.1 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.74 years.

9.  EARNINGS PER COMMON SHARE

The calculation of earnings per common share (EPS) is as follows:

	Three months ended June 30,		Six months ended June 30
(in millions, except per share data)	2024	2023	2024	2023
Net income attributable to Invesco Ltd.	$132.2	$132.2	$273.7	$277.2

Invesco Ltd:
Weighted average common shares outstanding - basic	455.5	457.9	457.1	458.0
Dilutive effect of non-participating common share-based awards	0.6	0.9	0.4	0.9
Weighted average common shares outstanding - diluted	456.1	458.8	457.5	458.9

Earnings per common share:
-basic	$0.29	$0.29	$0.60	$0.61
-diluted	$0.29	$0.29	$0.60	$0.60

See Note 8, "Common Share-Based Compensation," for a summary of common share awards outstanding under the company’s common share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted EPS.

10.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has committed to co-invest in certain investment products, which may be called in future periods. At June 30, 2024, the company’s undrawn co-invest capital commitments were $750.4 million (December 31, 2023: $623.3 million).

Certain of our managed investment products have entered into revolving credit facilities with financial institutions. The company provided equity commitments and guarantees to the financial institutions for certain of these revolving credit facilities that are temporary in nature. The revolving credit facilities look first to the respective investment products for repayment and servicing. The company’s equity commitment or guarantee would only be called in the event a particular investment product is unable to meet its obligation. The company believes the likelihood of being required to fund its equity commitments or guarantees under these arrangements to be remote. To date, the company has not been required to fund any equity commitments or guarantees under these arrangements. The maximum amount of future payments under the commitments is $221.1 million and under the guarantees is $30.0 million. The fair value of the guarantee liability is not significant to the consolidated financial statements.

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

The company and certain related entities have in recent years been subject to various regulatory inquiries, reviews and investigations and legal proceedings, including civil litigation, regulatory investigations and enforcement actions. These actions can arise from normal business operations and/or matters that have been the subject of previous regulatory reviews. As a global company with investment products registered in numerous countries and subject to the jurisdiction of one or more regulators in each country, at any given time, our business operations may be subject to review, investigation, or disciplinary action.

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

The company accrued a $50.0 million liability in the second quarter in connection with a previously disclosed investigation by the SEC into compliance with electronic business communications recordkeeping requirements and a separate regulatory matter, neither of which is expected to have a material impact on the company.

In management’s opinion, adequate accrual has been made as of June 30, 2024 to provide for any losses that may arise from matters for which the company could reasonably estimate an amount and are deemed probable. Management believes that the ultimate resolution of claims or regulatory matters will not materially affect the company’s business, revenue, net income or liquidity.

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

11.  CONSOLIDATED INVESTMENT PRODUCTS

The balances related to CIP are identified on the Consolidated Balance Sheets. At June 30, 2024, the company’s net investment in and net receivables from CIP were $415.3 million (December 31, 2023: $546.2 million). The consolidation of CIP had no impact on net income attributable to the company during the three and six months ended June 30, 2024.

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	$6,069.8	$—	$5,819.3	$250.5	$—
Bonds	608.1	7.7	600.1	0.3	—
Equity securities	124.1	25.2	21.3	77.6	—
Equity and fixed income mutual funds	120.3	0.7	119.6	—	—
Investments in other private equity funds	454.6	—	—	—	454.6
Real estate investments	416.6	—	—	—	416.6
Total assets at fair value	$7,793.5	$33.6	$6,560.3	$328.4	$871.2

	As of December 31, 2023
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	$6,837.2	$—	$6,140.1	$697.1	$—
Bonds	669.8	13.3	656.2	0.3	—
Equity securities	231.9	85.2	18.3	128.4	—
Equity and fixed income mutual funds	137.9	8.0	129.9	—	—
Investments in other private equity funds	425.5	—	—	—	425.5
Real estate investments	463.6	—	—	—	463.6
Total assets at fair value	$8,765.9	$106.5	$6,944.5	$825.8	$889.1

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	Three months ended June 30,
	2024	2023
(in millions)	Level 3 Assets	Level 3 Assets
Beginning Balance as of April 1	$1,114.2	$351.3
CIP Purchases	25.1	210.4
CIP Sales	(72.0)	(28.7)
Deconsolidation of CIP	(724.9)	—
Gains and losses included in the Consolidated Statements of Income	(17.3)	6.4
Transfers from Level 3 into Levels 1 or 2	(58.1)	(112.3)
Transfers into Level 3 from Levels 1 or 2	61.0	63.7
Foreign exchange	0.4	—
Ending Balance as of June 30	$328.4	$490.8

	Six months ended June 30,
	2024	2023
(in millions)	Level 3 Assets	Level 3 Assets
Beginning Balance as of January 1	$825.8	$368.6
CIP Purchases	300.1	210.5
CIP Sales	(74.2)	(42.1)
Deconsolidation of CIP	(724.9)	(0.6)
Gains and losses included in the Consolidated Statements of Income	(19.2)	(1.3)
Transfers from Level 3 into Levels 1 or 2	(74.3)	(242.5)
Transfers into Level 3 from Levels 1 or 2	95.6	195.9
Foreign exchange	(0.5)	2.3
Ending Balance as of June 30	$328.4	$490.8

Non-consolidated Variable interest entities (VIEs)

At June 30, 2024, the company's risk of loss with respect to VIEs in which the company is not the primary beneficiary included our investment carrying value of $132.4 million (December 31, 2023: $122.9 million) and unfunded capital commitments of $142.9 million (December 31, 2023: $142.5 million).

See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

12. RELATED PARTIES

MassMutual owns approximately 18.1% in common stock of the company and owns substantially all of the outstanding $4.0 billion in perpetual, non-cumulative preferred shares as of June 30, 2024. Based on the level of shares owned by MassMutual and the corresponding customary minority shareholder rights, which includes representation on Invesco’s Board of Directors, the company considers MassMutual a related party.

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

13.  SUBSEQUENT EVENTS

On July 22, 2024, the company declared a second quarter 2024 dividend of $0.205 per common share, payable on September 4, 2024, to common shareholders of record at the close of business on August 16, 2024 with an ex-dividend date of August 16, 2024.

On July 22, 2024, the company declared a preferred dividend of $14.75 per preferred share to the holders of preferred shares representing the period from June 1, 2024 through August 31, 2024. The preferred dividend is payable on September 3, 2024.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto, which appear elsewhere in this Report. Except for the historical financial information, this Report may include statements that constitute “forward-looking statements” under the U.S. securities laws. Forward-looking statements include information concerning future results of our operations, expenses, earnings, liquidity, cash flow, capital expenditures, and AUM which could differ materially from actual results due to known and unknown risks and other important factors, including, but not limited to, industry or market conditions, geopolitical events and pandemics or health crises and their respective potential impact on the company, acquisitions and divestitures, debt and our ability to obtain additional financing or make payments, regulatory developments, demand for and pricing of our products, the prospects for certain legal contingencies, and other aspects of our business or general economic conditions. In addition, when used in this Report or such other documents or statements, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. None of this information should be considered in isolation from, or as a substitute for, historical financial statements.

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

Pullbacks in the U.S. market in April eased and markets improved as the quarter progressed. Cooling inflation afforded growing optimism for central bank interest rate cuts, albeit uncertainty around timing remains. Equities markets rebounded in China and the U.K. although other European markets declined. We continue to be well-positioned to capture flows with scale, performance and competitive strength in capabilities that will drive the asset management industry forward.

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and six months ended June 30, 2024 and 2023:

	Index expressed in currency	Three months ended June 30,		Six months ended June 30,
Equity Index		2024	2023	2024	2023
S&P 500	U.S. Dollar	3.9%	8.3%	14.5%	15.9%
FTSE 100	British Pound	2.7%	(1.3)%	5.6%	1.1%
FTSE 100	U.S. Dollar	2.8%	1.6%	4.6%	6.2%
S&P/TSX 60 Index	Canadian Dollar	(2.2)%	0.7%	3.2%	3.9%
S&P/TSX 60 Index	U.S. Dollar	(3.2)%	2.9%	(0.4)%	6.3%
MSCI Emerging Markets	U.S. Dollar	4.1%	(0.1)%	6.1%	3.5%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	0.1%	(0.8)%	(0.7)%	2.1%

We had $16.7 billion of net long-term inflows for the quarter, primarily driven by Exchange-traded funds (ETFs) and Index, APAC Managed, Private Markets, and Fundamental Fixed Income, driving total AUM to a record $1.7 trillion. Our ending AUM grew 12% year-over-year.

We remain highly focused on our capital priorities, investing in our key capabilities, efficiently allocating resources, and simplifying and streamlining the organization to better position the company for greater scale, performance and improved profitability. During the quarter, adjusted operating margin improved and we continued to deliver on our commitment to improve our leverage profile and maintain a strong balance sheet. We believe the progress we have made to build financial flexibility has Invesco well-positioned to navigate various market conditions and deliver long-term growth. We remain committed to returning capital to shareholders longer term through a combination of modestly increasing dividends and share repurchases. We plan to begin executing share buybacks in the third quarter.

Presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of Consolidated Investment Products

The company provides investment management services to, and has transactions with, investment products sponsored by the company in the normal course of business. The company serves as the investment manager, making day-to-day investment decisions concerning the assets of the products. Investment products that are consolidated are referred to in this Report as CIP. The company’s economic risk with respect to each investment in CIP is limited to its equity ownership, unfunded equity commitments and any uncollected management and performance fees. See also Note 11, "Consolidated Investment Products," for additional information regarding the impact of the consolidation of managed funds.

The majority of the company’s CIP balances are related to collateralized loan obligations (CLOs). The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs, beyond the company’s direct investments in, and management and performance fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider these assets to be company assets. Likewise, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be a company liability.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow the AUM discussion:

•Results of Operations (three and six months ended June 30, 2024 compared to three and six months ended June 30, 2023);
•Schedule of Non-GAAP Information;
•Balance Sheet Discussion; and
•Liquidity and Capital Resources.

Summary Operating Information

Wherever a non-GAAP measure is referenced, a disclosure will follow in the narrative or in the note referring the reader to the Schedule of Non-GAAP Information, where additional details regarding the use of the non-GAAP measure by the company are disclosed, along with reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures. To enhance the readability of the Results of Operations section, separate tables for each of the revenue, expense and other income and expenses (non-operating income/expense) sections of the income statement introduce the narrative that follows, providing a section-by-section review of the company’s income statements for the periods presented.

Summary operating information is presented in the table below:

(in millions, other than per common share amounts, operating margins and AUM)	Three months ended June 30,		Six months ended June 30
U.S. GAAP Financial Measures Summary	2024	2023	2024	2023
Operating revenues	$1,483.3	$1,442.8	$2,958.6	$2,861.0
Operating income	$206.8	$203.8	$419.9	$413.3
Operating margin	13.9%	14.1%	14.2%	14.4%
Net income attributable to Invesco Ltd.	$132.2	$132.2	$273.7	$277.2
Diluted EPS	$0.29	$0.29	$0.60	$0.60

Non-GAAP Financial Measures Summary(1)
Net revenues	$1,085.8	$1,090.7	$2,139.0	$2,166.6
Adjusted operating income	$335.3	$302.0	$631.8	$628.9
Adjusted operating margin	30.9%	27.7%	29.5%	29.0%
Adjusted net income attributable to Invesco Ltd.	$196.2	$144.4	$344.6	$317.8
Adjusted diluted EPS	$0.43	$0.31	$0.75	$0.69

Assets Under Management
Ending AUM (billions)	$1,715.8	$1,538.2	$1,715.8	$1,538.2
Average AUM (billions)	$1,669.3	$1,494.9	$1,641.2	$1,478.9
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

	1st Quartile			2nd Quartile			Above Benchmark
	1yr	3yr	5yr	1yr	3yr	5yr	1yr	3yr	5yr
Overall	45%	39%	42%	24%	23%	26%	70%	65%	76%

Fundamental Equities	23%	23%	26%	29%	23%	26%	50%	44%	39%
Fundamental Fixed Income	49%	20%	44%	27%	47%	39%	61%	52%	92%
Multi-Asset	50%	30%	11%	10%	2%	42%	83%	51%	71%
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
AUM measured in the one, three and five year quartile rankings represents 40%, 40% and 40% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three and five year basis represents 51%, 50%, and 47% of total Invesco AUM as of 6/30/2024. Peer group ranking are sourced from a widely-used third party ranking agency in each fund’s market (Morningstar, IA, Lipper, eVestment, Mercer, Galaxy, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

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

Changes in AUM by investment approach were as follows:

	Three months ended June 30,
	2024			2023
(in billions)	Total AUM	Active	Passive	Total AUM	Active	Passive
Beginning Assets (April 1)	$1,662.7	$995.7	$667.0	$1,483.0	$1,005.2	$477.8
Long-term inflows	97.8	49.7	48.1	71.3	40.1	31.2
Long-term outflows	(81.1)	(47.4)	(33.7)	(73.3)	(48.5)	(24.8)
Net long-term flows	16.7	2.3	14.4	(2.0)	(8.4)	6.4
Net flows in non-management fee earning AUM	6.6	—	6.6	1.1	—	1.1
Net flows in money market funds	4.9	4.9	—	15.4	15.4	—
Total net flows	28.2	7.2	21.0	14.5	7.0	7.5
Reinvested distributions	1.4	1.4	—	1.0	1.0	—
Market gains and losses	27.4	2.9	24.5	46.5	9.9	36.6
Foreign currency translation	(3.9)	(3.9)	—	(6.8)	(6.5)	(0.3)
Ending Assets (June 30)	$1,715.8	$1,003.3	$712.5	$1,538.2	$1,016.6	$521.6
Average AUM
Average long-term AUM	$1,200.5	$798.9	$401.6	$1,085.9	$788.2	$297.7
Average AUM	$1,669.3	$994.6	$674.7	$1,494.9	$1,006.1	$488.8
Average QQQ AUM	$263.8	N/A	$263.8	$180.9	N/A	$180.9

	Six Months Ended June 30,
	2024			2023
(in billions)	Total AUM	Active	Passive	Total AUM	Active	Passive
Beginning Assets (January 1)	$1,585.3	$985.3	$600.0	$1,409.2	$976.2	$433.0
Long-term inflows	178.1	92.1	86.0	150.7	87.0	63.7
Long-term outflows	(155.1)	(96.9)	(58.2)	(149.8)	(97.9)	(51.9)
Net long-term flows	23.0	(4.8)	27.8	0.9	(10.9)	11.8
Net flows in non-management fee earning AUM	16.1	—	16.1	(0.5)	—	(0.5)
Net flows in money market funds	5.6	5.6	—	23.1	23.1	—
Total net flows	44.7	0.8	43.9	23.5	12.2	11.3
Reinvested distributions	2.5	2.5	—	2.0	2.0	—
Market gains and losses	95.4	25.4	70.0	108.4	30.8	77.6
Foreign currency translation	(12.1)	(10.7)	(1.4)	(4.9)	(4.6)	(0.3)
Ending Assets (June 30)	$1,715.8	$1,003.3	$712.5	$1,538.2	$1,016.6	$521.6
Average AUM
Average long-term AUM	$1,182.3	$793.3	$389.0	$1,084.5	$788.3	$296.2
Average AUM	$1,641.2	$987.8	$653.4	$1,478.9	$1,004.0	$474.9
Average QQQ AUM	$255.0	N/A	$255.0	$168.5	N/A	$168.5

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue yield (bps) (1)
U.S. GAAP Gross revenue yield	37.5	41.1	38.0	41.2
Net revenue yield ex performance fees ex QQQ (2)	30.4	32.5	30.5	32.6
Active net revenue yield ex performance fees	36.7	37.6	36.8	37.6
Passive net revenue yield ex QQQ (2)	15.0	15.9	15.2	16.3
________
(1)    U.S. GAAP Gross revenue yield is not considered a meaningful effective fee rate measure. Gross revenue yield on AUM is equal to U.S. GAAP annualized total Operating revenues divided by average AUM, excluding Invesco Great Wall Fund Management Company Limited (Invesco Great Wall or IGW) AUM. The average AUM for IGW in the three and six months ended June 30, 2024 was $87.4 billion and $85.6 billion (three and six months ended June 30, 2023: $89.4 billion and $90.2 billion). It is appropriate to exclude the average AUM of IGW as the revenues resulting from these AUM are not presented in our operating revenues. This ratio is not a good measure because the numerator of the U.S. GAAP Gross revenue yield excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Net revenue yield metrics include the Net revenues and Average AUM of IGW and CIP. See “Schedule of Non-GAAP Information” for a reconciliation of Operating revenues to Net revenues.
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

Market Returns

Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. The table in the “Executive Overview” section of this Management’s Discussion and Analysis summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and six months ended June 30, 2024 and 2023.

Foreign Exchange Rates

During the three and six months ended June 30, 2024, we experienced a decrease in AUM of $3.9 billion and $12.1 billion due to changes in foreign exchange rates. In the three and six months ended June 30, 2023, AUM decreased by $6.8 billion and $4.9 billion, due to foreign exchange rate changes.

Total AUM by Channel (1)

	Three months ended June 30,
	2024			2023
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (April 1)	$1,662.7	$1,116.9	$545.8	$1,483.0	$924.9	$558.1
Long-term inflows	97.8	73.7	24.1	71.3	54.4	16.9
Long-term outflows	(81.1)	(61.6)	(19.5)	(73.3)	(54.2)	(19.1)
Net long-term flows	16.7	12.1	4.6	(2.0)	0.2	(2.2)
Net flows in non-management fee earning AUM	6.6	6.7	(0.1)	1.1	1.1	—
Net flows in money market funds	4.9	(0.6)	5.5	15.4	(0.1)	15.5
Total net flows	28.2	18.2	10.0	14.5	1.2	13.3
Reinvested distributions	1.4	1.4	—	1.0	0.9	0.1
Market gains and losses	27.4	26.3	1.1	46.5	43.6	2.9
Foreign currency translation	(3.9)	(1.3)	(2.6)	(6.8)	(2.1)	(4.7)
Ending Assets (June 30)	$1,715.8	$1,161.5	$554.3	$1,538.2	$968.5	$569.7

	Six Months Ended June 30,
	2024			2023
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$1,585.3	$1,042.0	$543.3	$1,409.2	$872.3	$536.9
Long-term inflows	178.1	133.7	44.4	150.7	109.2	41.5
Long-term outflows	(155.1)	(115.0)	(40.1)	(149.8)	(112.7)	(37.1)
Net long-term flows	23.0	18.7	4.3	0.9	(3.5)	4.4
Net flows in non-management fee earning AUM	16.1	15.7	0.4	(0.5)	(1.6)	1.1
Net flows in money market funds	5.6	0.6	5.0	23.1	1.1	22.0
Total net flows	44.7	35.0	9.7	23.5	(4.0)	27.5
Reinvested distributions	2.5	2.5	—	2.0	1.8	0.2
Market gains and losses	95.4	86.0	9.4	108.4	99.3	9.1
Foreign currency translation	(12.1)	(4.0)	(8.1)	(4.9)	(0.9)	(4.0)
Ending Assets (June 30)	$1,715.8	$1,161.5	$554.3	$1,538.2	$968.5	$569.7

________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile (2)

	Three months ended June 30,
	2024				2023
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (April 1)	$1,662.7	$1,199.8	$237.6	$225.3	$1,483.0	$1,055.7	$228.6	$198.7
Long-term inflows	97.8	50.4	28.1	19.3	71.3	35.9	19.1	16.3
Long-term outflows	(81.1)	(47.8)	(17.9)	(15.4)	(73.3)	(38.9)	(17.6)	(16.8)
Net long-term flows	16.7	2.6	10.2	3.9	(2.0)	(3.0)	1.5	(0.5)
Net flows in non-management fee earning AUM	6.6	5.9	0.2	0.5	1.1	0.4	0.3	0.4
Net flows in money market funds	4.9	6.6	(1.6)	(0.1)	15.4	14.5	0.6	0.3
Total net flows	28.2	15.1	8.8	4.3	14.5	11.9	2.4	0.2
Reinvested distributions	1.4	1.3	—	0.1	1.0	1.0	—	—
Market gains and losses	27.4	19.8	2.4	5.2	46.5	43.7	(0.1)	2.9
Foreign currency translation	(3.9)	(0.2)	(3.4)	(0.3)	(6.8)	0.5	(9.0)	1.7
Ending Assets (June 30)	$1,715.8	$1,235.8	$245.4	$234.6	$1,538.2	$1,112.8	$221.9	$203.5

	Six Months Ended June 30,
	2024				2023
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$1,585.3	$1,133.9	$235.5	$215.9	$1,409.2	$999.4	$223.5	$186.3
Long-term inflows	178.1	89.8	51.1	37.2	150.7	78.0	38.2	34.5
Long-term outflows	(155.1)	(85.2)	(37.6)	(32.3)	(149.8)	(80.3)	(36.7)	(32.8)
Net long-term flows	23.0	4.6	13.5	4.9	0.9	(2.3)	1.5	1.7
Net flows in non-management fee earning AUM	16.1	16.0	(0.8)	0.9	(0.5)	0.9	(1.0)	(0.4)
Net flows in money market funds	5.6	6.3	(0.5)	(0.2)	23.1	20.9	1.9	0.3
Total net flows	44.7	26.9	12.2	5.6	23.5	19.5	2.4	1.6
Reinvested distributions	2.5	2.4	—	0.1	2.0	2.0	—	—
Market gains and losses	95.4	73.4	7.6	14.4	108.4	91.3	5.2	11.9
Foreign currency translation	(12.1)	(0.8)	(9.9)	(1.4)	(4.9)	0.6	(9.2)	3.7
Ending Assets (June 30)	$1,715.8	$1,235.8	$245.4	$234.6	$1,538.2	$1,112.8	$221.9	$203.5

________
See accompanying notes immediately following these AUM tables.

Total AUM by Investment Capability (3)

Three months ended June 30, 2024 and 2023:

(in billions)	Total	ETFs and Index (4)	Fundamental Fixed Income (5)	Fundamental Equities (6)	Private Markets (7)	APAC Managed (8)	Multi-Asset/ Other (9)	Global Liquidity (10)	QQQ (11)
April 1, 2024	$1,662.7	$398.3	$272.3	$273.6	$127.1	$107.1	$60.2	$164.8	$259.3
Long-term inflows	97.8	43.4	16.4	8.3	6.6	21.0	2.1	—	—
Long-term outflows	(81.1)	(30.6)	(14.8)	(14.6)	(4.0)	(14.3)	(2.8)	—	—
Net long-term flows	16.7	12.8	1.6	(6.3)	2.6	6.7	(0.7)	—	—
Net flows in non-management fee earning AUM	6.6	—	—	—	—	—	(0.2)	—	6.8
Net flows in money market funds	4.9	—	—	—	—	(1.7)	—	6.6	—
Total net flows	28.2	12.8	1.6	(6.3)	2.6	5.0	(0.9)	6.6	6.8
Reinvested distributions	1.4	—	0.5	0.5	0.2	—	0.1	0.1	—
Market gains and losses	27.4	3.8	0.4	1.7	(0.5)	0.9	0.5	0.1	20.5
Foreign currency translation	(3.9)	0.2	(2.2)	(0.7)	(0.3)	(0.6)	(0.3)	—	—
June 30, 2024	$1,715.8	$415.1	$272.6	$268.8	$129.1	$112.4	$59.6	$171.6	$286.6
Average AUM	$1,669.3	$401.9	$270.8	$268.0	$127.0	$109.9	$59.3	$168.6	$263.8

April 1, 2023	$1,483.0	$301.6	$267.4	$250.9	$129.9	$114.4	$63.2	$183.0	$172.6
Long-term inflows	71.3	28.9	12.9	9.4	2.6	15.6	1.9	—	—
Long-term outflows	(73.3)	(24.2)	(14.4)	(13.4)	(4.3)	(14.2)	(2.8)	—	—
Net long-term flows	(2.0)	4.7	(1.5)	(4.0)	(1.7)	1.4	(0.9)	—	—
Net flows in non-management fee earning AUM	1.1	—	—	—	—	—	(0.2)	—	1.3
Net flows in money market funds	15.4	—	—	—	—	0.6	—	14.8	—
Total net flows	14.5	4.7	(1.5)	(4.0)	(1.7)	2.0	(1.1)	14.8	1.3
Reinvested distributions	1.0	—	0.5	0.2	0.2	—	—	0.1	—
Market gains and losses	46.5	11.4	0.3	10.4	(0.5)	(1.5)	0.2	—	26.2
Foreign currency translation	(6.8)	(0.1)	(2.4)	0.7	(0.1)	(5.3)	0.3	0.1	—
June 30, 2023	$1,538.2	$317.6	$264.3	$258.2	$127.8	$109.6	$62.6	$198.0	$200.1
Average AUM	$1,494.9	$303.8	$266.1	$251.5	$128.3	$113.3	$62.6	$188.4	$180.9

________
See accompanying notes immediately following these AUM tables.

Six months ended June 30, 2024 and 2023:

(in billions)	Total	ETFs and Index (4)	Fundamental Fixed Income (5)	Fundamental Equities (6)	Private Markets (7)	APAC Managed (8)	Multi-Asset/ Other (9)	Global Liquidity (10)	QQQ (11)
January 1, 2024	$1,585.3	$362.1	$272.6	$260.5	$129.7	$108.0	$57.4	$165.0	$230.0
Long-term inflows	178.1	76.4	32.2	17.4	10.4	37.0	4.7	—	—
Long-term outflows	(155.1)	(52.4)	(29.5)	(29.3)	(6.8)	(31.1)	(6.0)	—	—
Net long-term flows	23.0	24.0	2.7	(11.9)	3.6	5.9	(1.3)	—	—
Net flows in non-management fee earning AUM	16.1	—	—	—	—	—	0.2	—	15.9
Net flows in money market funds	5.6	—	—	—	—	(0.6)	—	6.2	—
Total net flows	44.7	24.0	2.7	(11.9)	3.6	5.3	(1.1)	6.2	15.9
Reinvested distributions	2.5	—	1.0	0.8	0.4	—	0.1	0.2	—
Market gains and losses	95.4	30.0	1.3	21.2	(3.7)	1.6	4.0	0.3	40.7
Foreign currency translation	(12.1)	(1.0)	(5.0)	(1.8)	(0.9)	(2.5)	(0.8)	(0.1)	—
June 30, 2024	$1,715.8	$415.1	$272.6	$268.8	$129.1	$112.4	$59.6	$171.6	$286.6
Average AUM	$1,641.2	$389.5	$270.3	$265.7	$127.3	$108.5	$58.7	$166.2	$255.0

January 1, 2023	$1,409.2	$285.6	$261.3	$238.8	$129.9	$113.6	$57.7	$176.4	$145.9
Long-term inflows	150.7	59.9	30.2	19.1	7.6	27.6	6.3	—	—
Long-term outflows	(149.8)	(50.0)	(29.8)	(26.9)	(8.9)	(29.2)	(5.0)	—	—
Net long-term flows	0.9	9.9	0.4	(7.8)	(1.3)	(1.6)	1.3	—	—
Net flows in non-management fee earning AUM	(0.5)	—	—	—	—	—	0.8	—	(1.3)
Net flows in money market funds	23.1	—	—	—	—	1.9	—	21.2	—
Total net flows	23.5	9.9	0.4	(7.8)	(1.3)	0.3	2.1	21.2	(1.3)
Reinvested distributions	2.0	—	0.9	0.5	0.4	—	0.1	0.1	—
Market gains and losses	108.4	22.3	3.9	25.4	(1.5)	0.7	2.0	0.1	55.5
Foreign currency translation	(4.9)	(0.2)	(2.2)	1.3	0.3	(5.0)	0.7	0.2	—
June 30, 2023	$1,538.2	$317.6	$264.3	$258.2	$127.8	$109.6	$62.6	$198.0	$200.1
Average AUM	$1,478.9	$302.7	$265.5	$250.2	$129.5	$114.2	$61.9	$186.4	$168.5

________
See accompanying notes immediately following these AUM tables.

Active AUM by Channel (1)

	Three months ended June 30,
	2024			2023
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (April 1)	$995.7	$514.7	$481.0	$1,005.2	$495.6	$509.6
Long-term inflows	49.7	27.8	21.9	40.1	25.0	15.1
Long-term outflows	(47.4)	(30.9)	(16.5)	(48.5)	(30.9)	(17.6)
Net long-term flows	2.3	(3.1)	5.4	(8.4)	(5.9)	(2.5)
Net flows in money market funds	4.9	(0.6)	5.5	15.4	(0.1)	15.5
Total net flows	7.2	(3.7)	10.9	7.0	(6.0)	13.0
Reinvested distributions	1.4	1.4	—	1.0	0.9	0.1
Market gains and losses	2.9	1.8	1.1	9.9	9.8	0.1
Foreign currency translation	(3.9)	(1.0)	(2.9)	(6.5)	(2.0)	(4.5)
Ending Assets (June 30)	$1,003.3	$513.2	$490.1	$1,016.6	$498.3	$518.3

	Six Months Ended June 30,
	2024			2023
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$985.3	$501.5	$483.8	$976.2	$482.1	$494.1
Long-term inflows	92.1	52.7	39.4	87.0	51.3	35.7
Long-term outflows	(96.9)	(62.8)	(34.1)	(97.9)	(63.9)	(34.0)
Net long-term flows	(4.8)	(10.1)	5.3	(10.9)	(12.6)	1.7
Net flows in money market funds	5.6	0.6	5.0	23.1	1.1	22.0
Total net flows	0.8	(9.5)	10.3	12.2	(11.5)	23.7
Reinvested distributions	2.5	2.5	—	2.0	1.8	0.2
Market gains and losses	25.4	21.9	3.5	30.8	26.9	3.9
Foreign currency translation	(10.7)	(3.2)	(7.5)	(4.6)	(1.0)	(3.6)
Ending Assets (June 30)	$1,003.3	$513.2	$490.1	$1,016.6	$498.3	$518.3

________
See accompanying notes immediately following these AUM tables.

Active AUM by Client Domicile (2)

	Three months ended June 30,
	2024				2023
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (April 1)	$995.7	$682.8	$191.3	$121.6	$1,005.2	$688.7	$195.1	$121.4
Long-term inflows	49.7	19.7	24.0	6.0	40.1	17.7	16.0	6.4
Long-term outflows	(47.4)	(26.2)	(14.1)	(7.1)	(48.5)	(26.7)	(15.0)	(6.8)
Net long-term flows	2.3	(6.5)	9.9	(1.1)	(8.4)	(9.0)	1.0	(0.4)
Net flows in money market funds	4.9	6.6	(1.6)	(0.1)	15.4	14.5	0.6	0.3
Total net flows	7.2	0.1	8.3	(1.2)	7.0	5.5	1.6	(0.1)
Reinvested distributions	1.4	1.3	—	0.1	1.0	1.0	—	—
Market gains and losses	2.9	0.7	1.1	1.1	9.9	10.9	(1.0)	—
Foreign currency translation	(3.9)	(0.1)	(3.6)	(0.2)	(6.5)	0.5	(8.6)	1.6
Ending Assets (June 30)	$1,003.3	$684.8	$197.1	$121.4	$1,016.6	$706.6	$187.1	$122.9

	Six Months Ended June 30,
	2024				2023
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$985.3	$671.4	$192.0	$121.9	$976.2	$670.8	$191.0	$114.4
Long-term inflows	92.1	39.0	40.7	12.4	87.0	39.4	32.8	14.8
Long-term outflows	(96.9)	(53.9)	(28.7)	(14.3)	(97.9)	(53.9)	(30.8)	(13.2)
Net long-term flows	(4.8)	(14.9)	12.0	(1.9)	(10.9)	(14.5)	2.0	1.6
Net flows in money market funds	5.6	6.3	(0.5)	(0.2)	23.1	20.9	1.9	0.3
Total net flows	0.8	(8.6)	11.5	(2.1)	12.2	6.4	3.9	1.9
Reinvested distributions	2.5	2.4	—	0.1	2.0	2.0	—	—
Market gains and losses	25.4	20.2	2.6	2.6	30.8	26.8	0.7	3.3
Foreign currency translation	(10.7)	(0.6)	(9.0)	(1.1)	(4.6)	0.6	(8.5)	3.3
Ending Assets (June 30)	$1,003.3	$684.8	$197.1	$121.4	$1,016.6	$706.6	$187.1	$122.9

________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (1)

	Three months ended June 30,
	2024			2023
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (April 1)	$667.0	$602.2	$64.8	$477.8	$429.3	$48.5
Long-term inflows	48.1	45.9	2.2	31.2	29.4	1.8
Long-term outflows	(33.7)	(30.7)	(3.0)	(24.8)	(23.3)	(1.5)
Net long-term flows	14.4	15.2	(0.8)	6.4	6.1	0.3
Net flows in non-management fee earning AUM	6.6	6.7	(0.1)	1.1	1.1	—
Total net flows	21.0	21.9	(0.9)	7.5	7.2	0.3
Market gains and losses	24.5	24.5	—	36.6	33.8	2.8
Foreign currency translation	—	(0.3)	0.3	(0.3)	(0.1)	(0.2)
Ending Assets (June 30)	$712.5	$648.3	$64.2	$521.6	$470.2	$51.4

	Six Months Ended June 30,
	2024			2023
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$600.0	$540.5	$59.5	$433.0	$390.2	$42.8
Long-term inflows	86.0	81.0	5.0	63.7	57.9	5.8
Long-term outflows	(58.2)	(52.2)	(6.0)	(51.9)	(48.8)	(3.1)
Net long-term flows	27.8	28.8	(1.0)	11.8	9.1	2.7
Net flows in non-management fee earning AUM	16.1	15.7	0.4	(0.5)	(1.6)	1.1
Total net flows	43.9	44.5	(0.6)	11.3	7.5	3.8
Market gains and losses	70.0	64.1	5.9	77.6	72.4	5.2
Foreign currency translation	(1.4)	(0.8)	(0.6)	(0.3)	0.1	(0.4)
Ending Assets (June 30)	$712.5	$648.3	$64.2	$521.6	$470.2	$51.4

________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile (2)

	Three months ended June 30,
	2024				2023
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (April 1)	$667.0	$517.0	$46.3	$103.7	$477.8	$367.0	$33.5	$77.3
Long-term inflows	48.1	30.7	4.1	13.3	31.2	18.2	3.1	9.9
Long-term outflows	(33.7)	(21.6)	(3.8)	(8.3)	(24.8)	(12.2)	(2.6)	(10.0)
Net long-term flows	14.4	9.1	0.3	5.0	6.4	6.0	0.5	(0.1)
Net flows in non-management fee earning AUM	6.6	5.9	0.2	0.5	1.1	0.4	0.3	0.4
Total net flows	21.0	15.0	0.5	5.5	7.5	6.4	0.8	0.3
Market gains and losses	24.5	19.1	1.3	4.1	36.6	32.8	0.9	2.9
Foreign currency translation	—	(0.1)	0.2	(0.1)	(0.3)	—	(0.4)	0.1
Ending Assets (June 30)	$712.5	$551.0	$48.3	$113.2	$521.6	$406.2	$34.8	$80.6

	Six Months Ended June 30,
	2024				2023
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$600.0	$462.5	$43.5	$94.0	$433.0	$328.6	$32.5	$71.9
Long-term inflows	86.0	50.8	10.4	24.8	63.7	38.6	5.4	19.7
Long-term outflows	(58.2)	(31.3)	(8.9)	(18.0)	(51.9)	(26.4)	(5.9)	(19.6)
Net long-term flows	27.8	19.5	1.5	6.8	11.8	12.2	(0.5)	0.1
Net flows in non-management fee earning AUM	16.1	16.0	(0.8)	0.9	(0.5)	0.9	(1.0)	(0.4)
Total net flows	43.9	35.5	0.7	7.7	11.3	13.1	(1.5)	(0.3)
Market gains and losses	70.0	53.2	5.0	11.8	77.6	64.5	4.5	8.6
Foreign currency translation	(1.4)	(0.2)	(0.9)	(0.3)	(0.3)	—	(0.7)	0.4
Ending Assets (June 30)	$712.5	$551.0	$48.3	$113.2	$521.6	$406.2	$34.8	$80.6

_________

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
(4) ETFs and Index includes ETFs and Indexed Strategies; excludes Invesco QQQ Trust.
(5) Fundamental Fixed Income includes Fixed Income products, including certain ETFs managed within this capability.
(6) Fundamental Equities includes Equity products.
(7) Private Markets includes Private Credit and Real Estate investments comprised primarily of Real Estate, CLOs, Private Credit and listed real assets, including certain ETFs managed within this capability.
(8) APAC Managed includes all products managed in the APAC region, including Invesco Great Wall, APAC managed short term, Money Market, passive, and ETFs.
(9) Multi-Asset/Other includes Global Asset Allocation, Invesco Quantitative Strategies, Global Targeted Returns, Solutions, Intelliflo, and UITs, including certain ETFs managed within this capability.
(10) Global Liquidity is comprised mainly of Money Market funds excluding APAC Money Market funds.
(11) QQQ includes Invesco QQQ Trust.

Results of Operations for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

	Three months ended				Six months ended
	June 30,		Variance		June 30,		Variance
(in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Investment management fees	$1,065.8	$1,033.5	$32.3	3.1%	$2,114.5	$2,061.4	$53.1	2.6%
Service and distribution fees	361.6	342.3	19.3	5.6%	738.6	676.5	62.1	9.2%
Performance fees	8.7	19.6	(10.9)	(55.6)%	9.5	25.2	(15.7)	(62.3)%
Other	47.2	47.4	(0.2)	(0.4)%	96.0	97.9	(1.9)	(1.9)%
Total operating revenues	$1,483.3	$1,442.8	$40.5	2.8%	$2,958.6	$2,861.0	$97.6	3.4%

Revenue Adjustments:
Investment management fees	$(203.8)	$(195.4)	$(8.4)	4.3%	$(396.1)	$(385.2)	$(10.9)	2.8%
Service and distribution fees	(253.5)	(230.9)	(22.6)	9.8%	(525.3)	(456.2)	(69.1)	15.1%
Other	(38.1)	(36.2)	(1.9)	5.2%	(78.0)	(76.2)	(1.8)	2.4%
Total Revenue Adjustments (1)	(495.4)	(462.5)	(32.9)	7.1%	(999.4)	(917.6)	(81.8)	8.9%
Invesco Great Wall	86.1	97.6	(11.5)	(11.8)%	160.8	198.1	(37.3)	(18.8)%
CIP	11.8	12.8	(1.0)	(7.8)%	19.0	25.1	(6.1)	(24.3)%
Net revenues (2)	$1,085.8	$1,090.7	$(4.9)	(0.4)%	$2,139.0	$2,166.6	$(27.6)	(1.3)%
____________
(1)    Total revenue adjustments remove pass through investment management fees, service and distribution fees, and other revenues and equal the same amount as the Third-party distribution, service and advisory expenses.
(2)    See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net inflows (or outflows), and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. See the company’s disclosures regarding the changes in AUM during the three and six months ended June 30, 2024 and June 30, 2023 in the “Assets Under Management” section above for additional information.

Passive AUM generally earn a lower effective fee rate than Active AUM, and therefore, changes in the mix of AUM between Active and Passive have an impact on revenues and net revenue yield. Average AUM were $1,669.3 billion for the three months ended June 30, 2024 as compared to $1,494.9 billion for the three months ended June 30, 2023. The impact of the increase in AUM on our revenues was partially offset by the shift in AUM toward lower yield passive products, such as ETFs. As a result, net revenue yield excluding performance fees and QQQ declined to 30.4 basis points (bps) for the three months ended June 30, 2024 from 32.5 bps for the three months ended June 30, 2023.

Average AUM were $1,641.2 billion for the six months ended June 30, 2024 as compared to $1,478.9 billion for the six months ended June 30, 2023. The impact of the increase in AUM on our revenues was partially offset by the shift in AUM toward lower yield passive products, such as ETFs. As a result, net revenue yield excluding performance fees and QQQ declined to 30.5 bps for the six months ended June 30, 2024 from 32.6 bps for the six months ended June 30, 2023.

In addition, as fee rates differ across geographic locations, changes to the mix of AUM between geographies and exchange rates have an impact on revenues and net revenue yields.

Investment Management Fees

Investment management fees were $1,065.8 million for three months ended June 30, 2024 as compared to $1,033.5 million for three months ended June 30, 2023, as a result of higher average AUM partially offset by the shift in AUM toward lower yield products. See discussion above on how AUM changes impact our Investment management fees.

Investment management fees were $2,114.5 million for six months ended June 30, 2024 as compared to $2,061.4 million for six months ended June 30, 2023, as a result of higher average AUM partially offset by the shift in AUM toward lower yield products. See discussion above on how AUM changes impact our Investment management fees.

Service and Distribution Fees

In the three months ended June 30, 2024, Service and distribution fees were $361.6 million as compared to $342.3 million for the three months ended June 30, 2023. The increase was primarily driven by higher distribution fees of $23.6 million resulting from higher AUM to which the fees apply.

In the six months ended June 30, 2024, Service and distribution fees were $738.6 million as compared to $676.5 million for the six months ended June 30, 2023. The increase was primarily driven by higher distribution fees of $46.9 million and administrative fees of $13.8 million resulting from higher fund-related service fees and higher AUM to which the fees apply.

Performance Fees

Performance fees were $8.7 million and $9.5 million for the three and six months ended June 30, 2024, respectively, and were primarily generated from private markets real estate products.

Performance fees were $19.6 million and $25.2 million for the three and six months ended June 30, 2023, respectively, and were primarily generated from private markets real estate products.

Other Revenues

In the three months ended June 30, 2024, Other revenues were $47.2 million as compared to $47.4 million for the three months ended June 30, 2023.

In the six months ended June 30, 2024, Other revenues were $96.0 million as compared to $97.9 million for the six months ended June 30, 2023.

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

Net revenues from IGW were $86.1 million and average AUM was $87.4 billion for the three months ended June 30, 2024 (Net revenues were $97.6 million and average AUM was $89.4 billion for the three months ended June 30, 2023). The decrease in IGW revenues is primarily driven by the implementation of the regulatory mandated fee reductions in China and the shift in AUM toward lower yield products, partially offset by higher performance fees.

Net revenues from IGW were $160.8 million and average AUM was $85.6 billion for the six months ended June 30, 2024 (Net revenues were $198.1 million and average AUM was $90.2 billion for the six months ended June 30, 2023). The decrease in IGW revenues is primarily driven by the implementation of the regulatory mandated fee reductions in China, lower average AUM and the shift in AUM toward lower yield products, partially offset by higher performance fees.

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

Management and Performance fees earned from CIP were $11.8 million for the three months ended June 30, 2024 (three months ended June 30, 2023: $12.8 million).

Management and Performance fees earned from CIP were $19.0 million for the six months ended June 30, 2024 (six months ended June 30, 2023: $25.1 million).

Operating Expenses

The main categories of Operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended				Six months ended
	June 30,		Variance		June 30,		Variance
(in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Third-party distribution, service and advisory	$495.4	$462.5	$32.9	7.1%	$999.4	$917.6	$81.8	8.9%
Employee compensation	452.3	475.7	(23.4)	(4.9)%	925.0	938.5	(13.5)	(1.4)%
Marketing (1)	20.6	23.1	(2.5)	(10.8)%	38.7	42.7	(4.0)	(9.4)%
Property, office and technology (1)	116.4	112.7	3.7	3.3%	234.0	223.2	10.8	4.8%
General and administrative (1)	180.4	151.9	28.5	18.8%	318.9	256.9	62.0	24.1%
Transaction, integration and restructuring	—	—	—	N/A	—	41.6	(41.6)	(100.0)%
Amortization of intangibles	11.4	13.1	(1.7)	(13.0)%	22.7	27.2	(4.5)	(16.5)%
Total operating expenses	$1,276.5	$1,239.0	$37.5	3.0%	$2,538.7	$2,447.7	$91.0	3.7%

The table below sets forth these expense categories as a percentage of total Operating expenses and Operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

(in millions)	Three months ended June 30, 2024	% of Total Operating Expenses	% of Operating Revenues	Three months ended June 30, 2023	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	$495.4	38.8%	33.4%	$462.5	37.3%	32.1%
Employee compensation	452.3	35.4%	30.5%	475.7	38.4%	33.0%
Marketing (1)	20.6	1.6%	1.4%	23.1	1.9%	1.6%
Property, office and technology (1)	116.4	9.1%	7.8%	112.7	9.1%	7.8%
General and administrative (1)	180.4	14.2%	12.2%	151.9	12.2%	10.5%
Amortization of intangibles	11.4	0.9%	0.8%	13.1	1.1%	0.9%
Total operating expenses	$1,276.5	100.0%	86.1%	$1,239.0	100.0%	85.9%

(in millions)	Six months ended June 30, 2024	% of Total Operating Expenses	% of Operating Revenues	Six months ended June 30, 2023	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	$999.4	39.4%	33.8%	$917.6	37.5%	32.1%
Employee compensation	925.0	36.4%	31.2%	938.5	38.3%	32.7%
Marketing (1)	38.7	1.5%	1.3%	42.7	1.8%	1.5%
Property, office and technology (1)	234.0	9.2%	7.9%	223.2	9.1%	7.8%
General and administrative (1)	318.9	12.6%	10.8%	256.9	10.5%	9.0%
Transaction, integration and restructuring	—	—%	—%	41.6	1.7%	1.5%
Amortization of intangibles	22.7	0.9%	0.8%	27.2	1.1%	1.0%
Total operating expenses	$2,538.7	100.0%	85.8%	$2,447.7	100.0%	85.6%

__________
(1)    Comparative period presented reflects reclassification of certain operating expenses to align with current period presentation. The reclassification had no impact on our reported Operating revenues, Operating income, Net income, or any internal performance measure on which management is compensated. See Note 1, "Accounting Policies," for additional information.

During the three months ended June 30, 2024, Operating expenses increased $37.5 million compared to the three months ended June 30, 2023.

During the six months ended June 30, 2024, Operating expenses increased $91.0 million compared to the six months ended June 30, 2023.

Third-Party Distribution, Service and Advisory

Third-party distribution, service and advisory expenses were $495.4 million for the three months ended June 30, 2024 as compared to $462.5 million for the three months ended June 30, 2023. The increase was due to an increase in pass-through Service and distribution costs resulting from higher AUM.

Third-party distribution, service and advisory expenses were $999.4 million for the six months ended June 30, 2024 as compared to $917.6 million for the six months ended June 30, 2023. The increase was due to an increase in pass-through Service and distribution costs resulting from higher fund costs and higher AUM.

Employee Compensation

Employee compensation was $452.3 million for the three months ended June 30, 2024 as compared to $475.7 million for the three months ended June 30, 2023. This decrease was primarily due to lower costs related to executive retirements and organizational changes.

Employee compensation was $925.0 million for the six months ended June 30, 2024 as compared to $938.5 million for the six months ended June 30, 2023. This decrease was primarily due to lower costs related to executive retirements and organizational changes of $25.8 million during the six months ended June 30, 2024, partially offset by an increase of $12.3 million in expense related to the mark-to-market on deferred compensation liabilities and staff costs.

Headcount at June 30, 2024 was 8,536 (June 30, 2023: 8,621).

Marketing

Marketing expenses were $20.6 million for the three months ended June 30, 2024 as compared to $23.1 million for the three months ended June 30, 2023.

Marketing expenses were $38.7 million for the six months ended June 30, 2024 as compared to $42.7 million for the six months ended June 30, 2023.

Property, Office and Technology

Property, office and technology costs were $116.4 million for the three months ended June 30, 2024 as compared to $112.7 million for the three months ended June 30, 2023.

Property, office and technology costs were $234.0 million for the six months ended June 30, 2024 as compared to $223.2 million for the six months ended June 30, 2023. The increase was primarily driven by higher technology costs.

General and Administrative

General and administrative expenses were $180.4 million for the three months ended June 30, 2024 as compared to $151.9 million for the three months ended June 30, 2023. The increase was primarily due to the accrual of a $50.0 million liability in the second quarter in connection with a previously disclosed SEC investigation into electronic business communications recordkeeping requirements and a separate regulatory matter, which was partially offset by lower professional fees of $18.8 million.

General and administrative expenses were $318.9 million for the six months ended June 30, 2024 as compared to $256.9 million for the six months ended June 30, 2023. The increase was primarily due to the accrual of a $50.0 million liability in the second quarter of 2024 in connection with a previously disclosed SEC investigation into electronic business communications recordkeeping requirements and a separate regulatory matter. In addition, the expense for the six months ended June 30, 2024 was lower due to $14.8 million of indirect tax refunds.

Transaction, Integration and Restructuring

Transaction, integration and restructuring charges incurred during the six months ended June 30, 2023 were primarily comprised of compensation-related restructuring costs relating to our strategic evaluation which we completed in the first quarter of 2023. With the completion of strategic initiatives, any costs related to on-going projects are classified in the income statement based on the nature of the expense.

Other Income and Expenses

The main categories of Other income and expenses, and the dollar and percentage changes between periods, are as follows:

			Variance				Variance
	Three months ended June 30,		2024 vs 2023		Six months ended June 30,		2024 vs 2023
(in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Equity in earnings of unconsolidated affiliates	$13.9	$19.2	$(5.3)	(27.6)%	$20.8	$45.3	$(24.5)	(54.1)%
Interest and dividend income	11.0	7.1	3.9	54.9%	23.4	15.7	7.7	49.0%
Interest expense	(16.3)	(18.4)	2.1	(11.4)%	(32.2)	(36.4)	4.2	(11.5)%
Other gains/(losses), net	3.6	20.9	(17.3)	(82.8)%	39.5	48.3	(8.8)	(18.2)%
Other income/(expense) of CIP, net	40.9	(2.7)	43.6	N/A	71.4	(20.6)	92.0	N/A
Total other income and expenses	$53.1	$26.1	$27.0	103.4%	$122.9	$52.3	$70.6	135.0%

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates decreased to $13.9 million for the three months ended June 30, 2024 as compared to $19.2 million for the three months ended June 30, 2023. The decrease was primarily driven by lower earnings from our joint venture investment in IGW as discussed above.

Equity in earnings of unconsolidated affiliates decreased to $20.8 million for the six months ended June 30, 2024 as compared to $45.3 million for the six months ended June 30, 2023. The decrease was primarily driven by losses on our private markets investments and lower earnings from our joint venture investment in IGW as discussed above.

Interest and dividend income

Interest and dividend income was $11.0 million for the three months ended June 30, 2024 as compared to $7.1 million for the three months ended June 30, 2023. The increase was primarily due to higher dividend income earned on our private markets investments and interest income earned from Cash and cash equivalents.

Interest and dividend income was $23.4 million for the six months ended June 30, 2024 as compared to $15.7 million for the six months ended June 30, 2023. The increase was primarily due to higher interest income earned from Cash and cash equivalents and higher dividend income earned on our private markets investments.

Interest expense

Interest expense was $16.3 million for the three months ended June 30, 2024 as compared to $18.4 million for the three months ended June 30, 2023 as a result of the decrease in outstanding debt.

Interest expense was $32.2 million for the six months ended June 30, 2024 as compared to $36.4 million for the six months ended June 30, 2023 as a result of the decrease in outstanding debt.

Other gains/(losses), net

Other gains/(losses), net was a net gain of $3.6 million for the three months ended June 30, 2024 as compared to a net gain of $20.9 million for the three months ended June 30, 2023. The net gains for the three months ended June 30, 2024 and June 30, 2023 included mark-to-market net gains on investments and instruments held for our deferred compensation plans and on seed capital investments.

Other gains/(losses), net was a net gain of $39.5 million for the six months ended June 30, 2024 as compared to a net gain of $48.3 million for the six months ended June 30, 2023. The net gains for the six months ended June 30, 2024 and June 30, 2023 included mark-to-market net gains on investments and instruments held for our deferred compensation plans and on seed capital investments.

Other income/(expense) of CIP, net

For the three months ended June 30, 2024, Other income/(expense) of CIP, net was net income of $40.9 million (three months ended June 30, 2023: net expense of $2.7 million). Interest and dividend income of CIP increased $6.5 million to $170.2 million (three months ended June 30, 2023: $163.7 million). Interest expense of CIP increased $10.0 million to $119.7 million (three months ended June 30, 2023: $109.7 million). Unrealized gains/(losses) of CIP were net losses of $9.6 million (three months ended June 30, 2023: net losses of $56.7 million).

For the six months ended June 30, 2024, Other income/(expense) of CIP, net was net income of $71.4 million (six months ended June 30, 2023: net expense of $20.6 million). Interest and dividend income of CIP decreased $53.0 million to $250.3 million (six months ended June 30, 2023: $303.3 million). Interest expense of CIP decreased $37.1 million to $166.9 million (six months ended June 30, 2023: $204.0 million). Unrealized gains/(losses) of CIP were net losses of $12.0 million (six months ended June 30, 2023: net losses of $119.9 million).

Net impact of CIP and related noncontrolling interests in consolidated entities

The adjustment to Net income for the Net income/(loss) attributable to noncontrolling interests in consolidated entities removes the income/(expense) of CIP which is attributable to third-party investors. Therefore, the consolidation of investment products did not have an impact on Net income attributable to Invesco for the six months ended June 30, 2024 and June 30, 2023. Also, the net income or loss of CIP is taxed at the investor level, not at the product level; therefore, a tax provision is not reflected in the net impact of CIP.

Income Tax Expense

The company’s subsidiaries operate in numerous taxing jurisdictions around the world, each with its own statutory tax rate. As a result, the blended statutory tax rate will vary from year to year depending on the mix of the profits and losses from each jurisdiction.

Our effective tax rate decreased to 24.6% for the three months ended June 30, 2024 (three months ended June 30, 2023: 28.5%). The decrease in the effective tax rate in the second quarter of 2024 was primarily due to the favorable impact of the increase in net income attributable to non-controlling interests in consolidated entities.

Our effective tax rate decreased to 24.4% for the six months ended June 30, 2024 (six months ended June 30, 2023: 29.1%). The decrease in the effective tax in the second quarter of 2024 was primarily due to the favorable impact of the increase in net income attributable to non-controlling interests in consolidated entities.

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

Reconciliation of Operating revenues to Net revenues:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Operating revenues, U.S. GAAP basis	$1,483.3	$1,442.8	$2,958.6	$2,861.0
Revenue Adjustments (1)
Investment management fees	(203.8)	(195.4)	(396.1)	(385.2)
Service and distribution fees	(253.5)	(230.9)	(525.3)	(456.2)
Other	(38.1)	(36.2)	(78.0)	(76.2)
Total Revenue Adjustments	(495.4)	(462.5)	(999.4)	(917.6)
Invesco Great Wall (2)	86.1	97.6	160.8	198.1
CIP (3)	11.8	12.8	19.0	25.1
Net revenues	$1,085.8	$1,090.7	$2,139.0	$2,166.6

Reconciliation of Operating income to Adjusted operating income:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Operating income, U.S. GAAP basis	$206.8	$203.8	$419.9	$413.3
Invesco Great Wall (2)	44.3	53.6	82.6	108.2
CIP (3)	15.7	21.7	27.9	36.4
Transaction, integration and restructuring (4)	—	—	—	41.6
Amortization of intangible assets (5)	11.4	13.1	22.7	27.2
Compensation expense related to market valuation changes in deferred compensation plans (6)	7.1	9.8	28.7	22.2
General and administrative (7)	50.0	—	50.0	(20.0)
Adjusted operating income	$335.3	$302.0	$631.8	$628.9

Operating margin(8)	13.9%	14.1%	14.2%	14.4%
Adjusted operating margin(9)	30.9%	27.7%	29.5%	29.0%

Reconciliation of net income attributable to Invesco to Adjusted net income attributable to Invesco

	Three months ended June 30,		Six months ended June 30,
(in millions, except per common share data)	2024	2023	2024	2023
Net income attributable to Invesco Ltd., U.S. GAAP basis	$132.2	$132.2	$273.7	$277.2
Adjustments (excluding tax):
Transaction, integration and restructuring (4)	—	—	—	41.6
Amortization of intangible assets (5)	11.4	13.1	22.7	27.2
Deferred compensation plan market valuation changes and dividend income less compensation expense (6)	5.3	(6.1)	(6.2)	(16.5)
General and administrative (7)	50.0	—	50.0	(20.0)
Total adjustments excluding tax	$66.7	$7.0	$66.5	$32.3
Tax adjustment for amortization of intangible assets and goodwill (10)	$4.4	$3.6	$8.8	$7.8
Other tax effects of adjustments above	(7.1)	1.6	(4.4)	0.5
Adjusted net income attributable to Invesco Ltd. (11)	$196.2	$144.4	$344.6	$317.8

Average common shares outstanding - diluted	456.1	458.8	457.5	458.9
Diluted EPS	$0.29	$0.29	$0.60	$0.60
Adjusted diluted EPS (12)	$0.43	$0.31	$0.75	$0.69
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
(6) Market movement on deferred compensation plan liabilities: Certain deferred compensation plan awards involve a return to the employee linked to the appreciation (depreciation) of specified investments. The company economically hedges the exposure to market movements for these investments. Since these plans are economically hedged, the company believes it is useful to reflect the offset ultimately achieved from hedging the market exposure in the calculation of Adjusted operating income (and by calculation, Adjusted operating margin) and Adjusted net income (and by calculation, Adjusted diluted EPS) to produce results that will be more comparable period to period.
(7) General and administrative: In the second quarter of 2024, the company recorded a $50.0 million contingent liability related to two regulatory matters. Due to the non-recurring nature of this item, the company removed this expense in arriving at Adjusted operating income, Adjusted operating margin and Adjusted diluted EPS as this will aid comparability of our results period to period. The adjustment in 2023 removed insurance recoveries related to fund-related losses incurred in prior periods.
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
(11) The effective tax rate on Adjusted net income attributable to Invesco Ltd. for the three months and six months ended June 30, 2024 are 22.1% and 23.2% respectively (for the three months and six months ended June 30, 2023, it was 24.7% and 24.4% respectively).
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

Balance Sheet Discussion (1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP and policyholder balances for the reasons outlined in footnote 1 to the table:

	As of June 30, 2024			As of December 31, 2023
Balance sheet information (in millions)	U.S. GAAP	Impact of CIP	As Adjusted	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted
ASSETS
Cash and cash equivalents	$878.5	$—	$878.5	$1,469.2	$—	$—	$1,469.2
Investments	980.0	403.5	1,383.5	919.1	527.4	—	1,446.5
Assets of CIP:
Investments and other assets of CIP	8,135.7	(8,135.7)	—	9,016.0	(9,016.0)	—	—
Cash and cash equivalents of CIP	662.8	(662.8)	—	462.4	(462.4)	—	—
Assets held for policyholders (2)	—	—	—	393.9	—	(393.9)	—
Goodwill and intangible assets, net	14,424.7	—	14,424.7	14,539.6	—	—	14,539.6
Other assets (3)	2,085.9	11.8	2,097.7	2,133.6	18.8	—	2,152.4
Total assets	$27,167.6	$(8,383.2)	$18,784.4	$28,933.8	$(8,932.2)	$(393.9)	$19,607.7
LIABILITIES
Liabilities of CIP:
Debt of CIP	$6,671.1	$(6,671.1)	$—	$7,121.8	$(7,121.8)	$—	$—
Other liabilities of CIP	531.8	(531.8)	—	492.1	(492.1)	—	—
Policyholder payables (2)	—	—	—	393.9	—	(393.9)	—
Debt	890.1	—	890.1	1,489.5	—	—	1,489.5
Other liabilities (4)	3,309.2	—	3,309.2	3,520.5	—	—	3,520.5
Total liabilities	$11,402.2	$(7,202.9)	$4,199.3	$13,017.8	$(7,613.9)	$(393.9)	$5,010.0
EQUITY
Total equity attributable to Invesco Ltd.	$14,585.0	$0.1	$14,585.1	$14,597.6	$0.1	$—	$14,597.7
Noncontrolling interests (5)	1,180.4	(1,180.4)	—	1,318.4	(1,318.4)	—	—
Total equity	15,765.4	(1,180.3)	14,585.1	15,916.0	(1,318.3)	—	14,597.7
Total liabilities and equity	$27,167.6	$(8,383.2)	$18,784.4	$28,933.8	$(8,932.2)	$(393.9)	$19,607.7
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

Cash and cash equivalents

Cash and cash equivalents decreased by $590.7 million from $1,469.2 million at December 31, 2023 to $878.5 million at June 30, 2024. See “Cash Flows Discussion” below within this Management’s Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Investments

Investments are comprised primarily of the equity method investment in IGW, seed capital and co-investments in affiliated funds, and investments related to the company’s deferred compensation plans.

As of June 30, 2024, and December 31, 2023 the company had $852.5 million and $956.0 million in seed capital and co-investments, respectively, including direct investments in CIP. Total seed capital and co-investments is presented as a helpful measure for investors and represents our total net investment interest including our investment in CIP. The following table reconciles the investments balance to the total seed capital and co-investment balance.

	As of
(in millions)	June 30, 2024	December 31, 2023
Investments	$980.0	$919.1
Net investment in CIP	403.5	527.4
Less: Investments related to deferred compensation plans, joint ventures, and other investments	(531.0)	(490.5)
Total seed capital and co-investments (1)	$852.5	$956.0
____________
(1) Included in the total seed capital and co-investments balance as of June 30, 2024 is $212.5 million of seed capital and $640.0 million of co-investments (December 31, 2023: $314.1 million of seed capital and $641.9 million of co-investments).

Goodwill and intangible assets, net

Goodwill and intangible assets, net decreased from $14,539.6 million at December 31, 2023, to $14,424.7 million at June 30, 2024. The decrease includes foreign exchange impacts of $92.2 million and amortization of $22.7 million. If our revenue and operating income continue to be adversely impacted by our AUM mix or unfavorable market conditions, including a significant decline in our stock price for an extended period of time, an impairment of goodwill and intangible assets may occur in future periods.

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

Sources of Liquidity by Type

	As of
(in millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$878.5	$1,469.2
Available revolver	2,000.0	2,000.0
Total sources of liquidity by type	$2,878.5	$3,469.2

Capital Management

Our capital management priorities have evolved with the growth and success of our business and include, in no particular order of priority: reinvestment in the business, maintaining a strong balance sheet and returning capital to shareholders longer term through a combination of modestly increasing dividends and share repurchases. We plan to begin executing share buybacks in the third quarter.

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

We are in compliance with all regulatory minimum net capital requirements. As of June 30, 2024, the company’s minimum regulatory capital requirement was $391.4 million (December 31, 2023: $395.8 million).

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

The consolidation of $8,798.5 million of assets and $6,671.1 million of debt of CIP as of June 30, 2024, respectively, did not impact the company’s liquidity and capital resources. See Part I, Item 1, Financial Statements - Note 11, “Consolidated Investment Products,” for additional details.

Cash Flows Discussion

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flows information excluding the impact of the cash flows of CIP for the reasons outlined in footnote 1 to the table:

Cash flows information (1)	Six months ended June 30, 2024			Six months ended June 30, 2023
(in millions)	U.S. GAAP	Impact of CIP	As Adjusted	U.S. GAAP	Impact of CIP	As Adjusted
Cash and cash equivalents, beginning of the period	$1,931.6	$(462.4)	$1,469.2	$1,434.1	$(199.4)	$1,234.7
Cash flows from operating activities	434.7	(112.3)	322.4	232.4	124.7	357.1
Cash flows from investing activities	57.4	(26.3)	31.1	(49.2)	(75.7)	(124.9)
Cash flows from financing activities	(860.0)	(64.9)	(924.9)	(349.6)	(125.6)	(475.2)
Increase/(decrease) in cash and cash equivalents	(367.9)	(203.5)	(571.4)	(166.4)	(76.6)	(243.0)
Foreign exchange movement on cash and cash equivalents	(22.4)	3.1	(19.3)	19.4	(1.2)	18.2
Cash and cash equivalents, end of the period	$1,541.3	$(662.8)	$878.5	$1,287.1	$(277.2)	$1,009.9

Cash and cash equivalents	$878.5	$—	$878.5	$1,009.9	$—	$1,009.9
Cash and cash equivalents of CIP	662.8	(662.8)	—	277.2	(277.2)	—
Total cash and cash equivalents per condensed consolidated statement of cash flows	$1,541.3	$(662.8)	$878.5	$1,287.1	$(277.2)	$1,009.9
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

Cash inflows for the six months ended June 30, 2024, excluding the impact of the consolidation of CIP, was partially offset by net outflows from changes in payables and receivables due to timing of payments and receipts.

Investing Activities

Cash inflows for the six months ended June 30, 2024, excluding the impact of the consolidation of CIP, included proceeds of $124.7 million from Capital distributions from equity method investees (six months ended June 30, 2023: $12.7 million), partially offset by Purchase of investments of $46.0 million (six months ended June 30, 2023: $87.9 million purchases). In addition, the company had capital expenditures of $47.7 million for the six months ended June 30, 2024 (six months ended June 30, 2023: $84.8 million). Our capital expenditures related principally to investments in foundational technology projects.

Financing Activities

Financing cash outflows during the six months ended June 30, 2024, excluding the impact of the consolidation of CIP, included $183.4 million of common dividend payments for the dividends declared in January and April (six months ended June 30, 2023: common dividends paid of $177.6 million), $118.4 million of preferred dividend payments for dividends declared in January and April (six months ended June 30, 2023: $118.4 million) and the payment of $23.1 million to meet employees’ withholding tax obligations on common share vestings (six months ended June 30, 2023: $29.2 million). The six months ended June 30, 2024 also included a $600.0 million redemption of our senior notes (six months ended June 30, 2023: none). Financing cash outflows for the six months ended June 30, 2023 also included purchases of common shares through the open market of $150.0 million.

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

On July 22, 2024, the company declared a second quarter 2024 cash dividend of $0.205 per common share to the holders of common shares. The dividend is payable on September 4, 2024, to common shareholders of record at the close of business on August 16, 2024, with an ex-dividend date of August 16, 2024.

On July 22, 2024, the company declared a preferred dividend of $14.75 per preferred share, representing the period from June 1, 2024 through August 31, 2024. The preferred dividend is payable on September 3, 2024.

The declaration, payment and amount of any future dividends will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The company has a policy of managing dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts.

Debt

The carrying value of our debt at June 30, 2024 was $890.1 million (December 31, 2023: $1,489.5 million). See Part I, Item 1, Financial Statements - Note 4, “Debt,” for additional disclosures.

For the six months ended June 30, 2024, the company’s weighted average cost of debt was 4.79% (six months ended June 30, 2023: 4.28%).

Financial covenants under the credit agreement include: (i) the quarterly maintenance of an Adjusted debt/Earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses (Covenant Adjusted EBITDA) leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) an interest coverage ratio (Covenant Adjusted EBITDA/interest expense for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of June 30, 2024, we were in compliance with our financial covenants. At June 30, 2024, our leverage ratio was 0.28:1.00 (December 31, 2023: 0.69:1.00), and our interest coverage ratio was 22.10:1.00 (December 31, 2023: 20.40:1.00).

The June 30, 2024 coverage ratio calculations are as follows:

(in millions)	Total	Q2 2024	Q1 2024	Q4 2023	Q3 2023
Net income/(loss) attributable to Invesco Ltd.	$(337.2)	$132.2	$141.5	$(742.3)	$131.4
Dividends on preferred shares	236.8	59.2	59.2	59.2	59.2
Tax expense/(benefit)	(72.4)	64.0	68.7	(266.4)	61.3
Amortization/depreciation/impairment	1,429.0	46.4	45.1	1,295.3	42.2
Interest expense	66.3	16.3	15.9	16.8	17.3
Common share-based compensation expense	84.3	18.4	21.1	20.8	24.0
Unrealized (gains)/losses from investments, net (1)	8.5	5.1	(10.4)	(4.5)	18.3
Regulatory matters (2)	50.0	50.0	—	—	—
Covenant Adjusted EBITDA (3)	$1,465.3	$391.6	$341.1	$378.9	$353.7
Adjusted debt (3)	$406.4
Leverage ratio as of June 30, 2024 (Adjusted debt/Covenant Adjusted EBITDA - maximum 3.25:1.00)	0.28
Interest coverage ratio as of June 30, 2024 (Covenant Adjusted EBITDA/Interest expense - minimum 4.00:1.00)	22.10
(1)    Adjustments for unrealized gains and losses from investments, as defined in our credit agreement, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.
(2)    Unusual or otherwise non-recurring gains and losses, as defined in our credit agreement, are adjusted for in the determination of Covenant Adjusted EBITDA. The contingent liability related to two regulatory matters is a non-recurring loss and has been removed from the determination of Covenant Adjusted EBITDA.
(3)    Covenant Adjusted EBITDA and Adjusted debt are non-GAAP financial measures that are used by management in connection with certain debt covenant calculations under our credit agreement. The calculation of Covenant Adjusted EBITDA above (a reconciliation from Net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore Net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to Covenant Adjusted EBITDA. The calculation of Adjusted debt is defined in our credit agreement and equals debt of $890.1 million plus $3.3 million in letters of credit less $487.0 million of excess unrestricted cash (cash and cash equivalents less the minimum regulatory capital requirement, not to exceed $500 million).

Credit and Liquidity Risk

The company manages its capital by reviewing annual and projected cash flow forecasts and by monitoring credit, liquidity and market risks, such as interest rate and foreign currency risks (as discussed in Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk), through measurement and analysis.

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. The company is primarily exposed to credit risk through its cash and cash equivalent deposits, which are held by external firms. The company invests its cash balances in its own institutional money market products, as well as with external high credit-quality financial institutions. These arrangements create exposure to concentrations of credit risk. As of June 30, 2024, our maximum exposure to credit risk related to our cash and cash equivalent balances is $878.5 million, of which $430.8 million is invested in affiliated money market funds. See Part I, Item 1, Financial Statements - Note 2, "Fair Value of Assets and Liabilities," for information regarding cash and cash equivalents invested in affiliated money market funds.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as they become due. The company is exposed to liquidity risk through its $890.1 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit agreement, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.

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

Common Share Repurchase Plan

The company did not purchase shares in the open market during the six months ended June 30, 2024 (three months and six months ended June 30, 2023: 9.6 million common shares for $150.0 million). At June 30, 2024, approximately $382.2 million remains available under the share repurchase authorizations approved by the Board on July 22, 2016.

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

Recent Accounting Standards

See Part I, Item 1, Financial Statements - Note 1, "Accounting Policies - Accounting Pronouncements Recently Adopted.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk and foreign exchange rate risk. There have not been any material changes to the company’s exposures to market risks during the period ended June 30, 2024 that would require an update to the disclosures provided in the most recent Form 10-K.

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

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. See Part I, Item 1, Financial Statements - Note 4, “Debt,” for details of the company’s debt arrangements. As of June 30, 2024, the interest rates on 100.0% of the company’s borrowings were fixed for a weighted average period of 9.41 years, and the company had a zero balance on its floating rate credit agreement.

Foreign Exchange Rate Risk

The net assets and financial results of the company’s foreign operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco.

The company is also exposed to foreign translation risk on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation gains were $3.5 million during the six months ended June 30, 2024 (six months ended June 30, 2023: $1.2 million gains) and are included in General and administrative expenses and Other gains/ (losses), net on the Condensed Consolidated Statements of Income.

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

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2024. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated any change in our internal control over financial reporting that occurred during the six months ended June 30, 2024 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended June 30, 2024:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (millions)
April 1-30, 2024	135,060	$15.27	—	$382.2
May 1-31, 2024	34,318	$16.30	—	$382.2
June 1-30, 2024	18,332	$15.10	—	$382.2
Total	187,710		—
____________
(1)    An aggregate of 187,710 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.
(2)    At June 30, 2024, a balance of $382.2 million remains available under the share repurchase authorization approved by the Board on July 22, 2016.

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

10.1	Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated effective July 1, 2024
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
July 31, 2024	/s/ ANDREW R. SCHLOSSBERG
Andrew R. Schlossberg
President and Chief Executive Officer

July 31, 2024	/s/ L. ALLISON DUKES
L. Allison Dukes
Senior Managing Director and Chief Financial Officer