Form 10-Q
period 2024-09-30
Invesco Ltd.
filed 2024-10-29
CIK 914208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of September 30, 2024, the most recent practicable date, the number of Common Shares outstanding was 449,439,952.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

GLOSSARY OF DEFINED TERMS

APAC	—	Asia-Pacific
AUM	—	Assets under management
bps	—	Basis points
CIP	—	Consolidated investment products
CLOs	—	Collateralized loan obligations
Covenant Adjusted EBITDA	—	A financial measure set forth in covenants in our credit agreement, which is defined to be earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses
EMEA	—	Europe, Middle East and Africa
EPS	—	Earnings per common share
ETFs	—	Exchange-traded funds
IGW or Invesco Great Wall	—	Invesco Great Wall Fund Management Company Limited
Long-term awards	—	Common share-based awards and other long-term awards
MassMutual	—	Massachusetts Mutual Life Insurance Company
NAV	—	Net asset value
Report	—	this Form 10-Q
S&P	—	Standard & Poor's
SEC	—	U.S. Securities and Exchange Commission
the company	—	Invesco Ltd. and its consolidated entities
the Parent	—	Invesco Ltd.
TRS	—	Total return swap
UITs	—	Unit investment trusts
U.K.	—	United Kingdom
U.S.	—	United States
U.S. GAAP	—	Accounting principles generally accepted in the United States
VIEs	—	Variable interest entities

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
(in millions, except per share data)	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$1,044.9	$1,469.2
Accounts receivable	710.8	701.5
Investments	1,128.9	919.1
Assets of consolidated investment products (CIP):
Cash and cash equivalents of CIP	594.5	462.4
Accounts receivable and other assets of CIP	312.8	250.1
Investments of CIP	7,699.3	8,765.9
Assets held for policyholders	—	393.9
Other assets	884.0	832.6
Property, equipment and software, net	580.3	599.5
Intangible assets, net	5,816.7	5,848.1
Goodwill	8,730.4	8,691.5
Total assets	$27,502.6	$28,933.8
LIABILITIES
Accrued compensation and benefits	$886.5	$900.4
Accounts payable and accrued expenses	1,455.6	1,294.4
Liabilities of CIP:
Debt of CIP	6,562.6	7,121.8
Other liabilities of CIP	484.1	492.1
Policyholder payables	—	393.9
Debt	890.3	1,489.5
Deferred tax liabilities, net	1,316.9	1,325.7
Total liabilities	11,596.0	13,017.8
Commitments and contingencies (See Note 10)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	580.5	745.7
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized, issued and outstanding as of September 30, 2024 and December 31, 2023)	4,010.5	4,010.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million shares issued as of September 30, 2024 and December 31, 2023)	113.2	113.2
Additional paid-in-capital	7,325.2	7,451.6
Treasury shares	(2,832.0)	(3,002.6)
Retained earnings	6,874.0	6,826.7
Accumulated other comprehensive income/(loss), net of tax	(736.6)	(801.8)
Total equity attributable to Invesco Ltd.	14,754.3	14,597.6
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	571.8	572.7
Total permanent equity	15,326.1	15,170.3
Total liabilities, temporary and permanent equity	$27,502.6	$28,933.8

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per common share data)	2024	2023	2024	2023
Operating revenues:
Investment management fees	$1,100.5	$1,041.3	$3,215.0	$3,102.7
Service and distribution fees	360.3	353.5	1,098.9	1,030.0
Performance fees	2.8	2.0	12.3	27.2
Other	51.8	45.2	147.8	143.1
Total operating revenues	1,515.4	1,442.0	4,474.0	4,303.0
Operating expenses:
Third-party distribution, service and advisory	499.6	448.2	1,499.0	1,365.8
Employee compensation	625.4	478.5	1,550.4	1,417.0
Marketing	18.9	19.2	57.6	61.9
Property, office and technology	119.0	111.1	353.0	334.3
General and administrative	140.8	146.0	459.7	402.9
Transaction, integration and restructuring	—	—	—	41.6
Amortization of intangible assets	11.2	11.3	33.9	38.5
Total operating expenses	1,414.9	1,214.3	3,953.6	3,662.0
Operating income	100.5	227.7	520.4	641.0
Other income/(expense):
Equity in earnings of unconsolidated affiliates	2.1	16.9	22.9	62.2
Interest and dividend income	10.9	10.8	34.3	26.5
Interest expense	(13.4)	(17.3)	(45.6)	(53.7)
Other gains/(losses), net	28.3	(23.3)	67.8	25.0
Other income/(expense) of CIP, net	16.7	15.2	88.1	(5.4)
Income before income taxes	145.1	230.0	687.9	695.6
Income tax provision	(41.5)	(61.3)	(174.2)	(196.7)
Net income	103.6	168.7	513.7	498.9
Net (income)/loss attributable to noncontrolling interests in consolidated entities	10.6	21.9	(7.4)	87.3
Dividends declared on preferred shares	(59.2)	(59.2)	(177.6)	(177.6)
Net income attributable to Invesco Ltd.	$55.0	$131.4	$328.7	$408.6

Earnings per common share:
-basic	$0.12	$0.29	$0.72	$0.90
-diluted	$0.12	$0.29	$0.72	$0.89

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Net income	$103.6	$168.7	$513.7	$498.9
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	184.7	(143.0)	62.6	(24.1)
Other comprehensive income/(loss), net of tax	0.6	0.7	2.6	5.9
Other comprehensive income/(loss)	185.3	(142.3)	65.2	(18.2)
Total comprehensive income/(loss)	288.9	26.4	578.9	480.7
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	10.6	21.9	(7.4)	87.3
Dividends declared on preferred shares	(59.2)	(59.2)	(177.6)	(177.6)
Comprehensive income/(loss) attributable to Invesco Ltd.	$240.3	$(10.9)	$393.9	$390.4

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(in millions)	2024	2023
Operating activities:
Net income	$513.7	$498.9
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	135.5	136.4
Common share-based compensation expense	90.5	93.7
Other (gains)/losses, net	(67.2)	(23.0)
Other (gains)/losses of CIP, net	22.2	167.8
Equity in earnings of unconsolidated affiliates	(22.9)	(62.2)
Distributions from equity method investees	83.1	67.8
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	17.2	(377.7)
(Purchase)/sale of investments, net	(80.3)	17.2
(Increase)/decrease in receivables	365.3	503.5
Increase/(decrease) in payables	(184.0)	(435.9)
Net cash provided by/(used in) operating activities	873.1	586.5
Investing activities:
Purchase of property, equipment and software	(76.1)	(124.0)
Purchase of investments by CIP	(3,089.6)	(1,982.1)
Sale of investments by CIP	3,310.1	2,149.7
Purchase of investments	(140.3)	(85.1)
Sale of investments	0.2	50.8
Capital distribution from equity method investees	122.1	18.5
Net cash inflows/(outflows) upon consolidation/deconsolidation of CIP	(41.1)	(10.5)
Net cash provided by/(used in) investing activities	85.3	17.3
Financing activities:
Purchases of treasury shares	(53.3)	(183.1)
Dividends paid - preferred	(177.6)	(177.6)
Dividends paid - common	(278.7)	(267.7)
Third-party capital invested into CIP	125.5	120.5
Third-party capital distributed by CIP	(159.8)	(196.2)
Borrowings of debt of CIP	351.2	545.1
Repayments of debt of CIP	(476.4)	(316.1)
Borrowings of credit agreement	1,920.3	—
Repayments of credit agreement	(1,920.3)	—
Repayment of senior notes	(600.0)	—
Net cash provided by/(used in) financing activities	(1,269.1)	(475.1)
Increase/(decrease) in cash and cash equivalents	(310.7)	128.7
Foreign exchange movement on cash and cash equivalents	16.8	(7.3)
Foreign exchange movement on cash and cash equivalents of CIP	1.7	(0.4)
Cash and cash equivalents, beginning of period	1,931.6	1,434.1
Cash and cash equivalents, end of period	$1,639.4	1,555.1
Cash and cash equivalents	$1,044.9	1,241.5
Cash and cash equivalents of CIP	594.5	313.6
Total cash and cash equivalents per condensed consolidated statement of cash flows	$1,639.4	1,555.1

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three months ended September 30, 2024
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
July 1, 2024	$4,010.5	$113.2	$7,316.3	$(2,850.1)	$6,917.0	$(921.9)	$14,585.0	$611.5	$15,196.5	$568.9
Net income	—	—	—	—	114.2	—	114.2	(18.0)	96.2	7.4
Other comprehensive income/(loss)	—	—	—	—	—	185.3	185.3	—	185.3	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(21.7)	(21.7)	4.2
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.205 per share)	—	—	—	—	(98.0)	—	(98.0)	—	(98.0)	—
Employee common share plans:
Common share-based compensation	—	—	51.0	—	—	—	51.0	—	51.0	—
Vested common shares	—	—	(30.3)	30.3	—	—	—	—	—	—
Other common share awards	—	—	(11.8)	18.0	—	—	6.2	—	6.2	—
Purchase of common shares	—	—	—	(30.2)	—	—	(30.2)	—	(30.2)	—
September 30, 2024	$4,010.5	$113.2	$7,325.2	$(2,832.0)	$6,874.0	$(736.6)	$14,754.3	$571.8	$15,326.1	$580.5

Three months ended September 30, 2023
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
July 1, 2023	$4,010.5	$113.2	$7,433.0	$(3,027.4)	$7,617.9	$(818.3)	$15,328.9	$537.8	$15,866.7	$841.9
Net income	—	—	—	—	190.6	—	190.6	3.6	194.2	(25.5)
Other comprehensive income/(loss)	—	—	—	—	—	(142.3)	(142.3)	—	(142.3)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	(0.4)	—	(0.4)	42.3	41.9	(62.3)
Dividends declared - preferred ($14.75per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.20 per share)	—	—	—	—	(90.1)	—	(90.1)	—	(90.1)	—
Employee common share plans:
Common share-based compensation	—	—	23.9	—	—	—	23.9	—	23.9	—
Vested common shares	—	—	(8.3)	8.3	—	—	—	—	—	—
Other common share awards	—	—	(5.8)	12.2	—	—	6.4	—	6.4	—
Purchase of common shares	—	—	—	(3.9)	—	—	(3.9)	—	(3.9)	—
September 30, 2023	$4,010.5	$113.2	$7,442.8	$(3,010.8)	$7,658.8	$(960.6)	$15,253.9	$583.7	$15,837.6	$754.1

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Nine months ended September 30, 2024
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
January 1, 2024	$4,010.5	$113.2	$7,451.6	$(3,002.6)	$6,826.7	$(801.8)	$14,597.6	$572.7	$15,170.3	$745.7
Net income	—	—	—	—	506.3	—	506.3	40.8	547.1	(33.4)
Other comprehensive income/(loss)	—	—	—	—	—	65.2	65.2	—	65.2	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(41.7)	(41.7)	(131.8)
Dividends declared - preferred ($44.25 share)	—	—	—	—	(177.6)	—	(177.6)	—	(177.6)	—
Dividends declared - common ($0.610 per share)	—	—	—	—	(281.4)	—	(281.4)	—	(281.4)	—
Employee common share plans:
Common share-based compensation	—	—	90.5	—	—	—	90.5	—	90.5	—
Vested common shares	—	—	(205.7)	205.7	—	—	—	—	—	—
Other common share awards	—	—	(11.2)	18.2	—	—	7.0	—	7.0	—
Purchase of common shares	—	—	—	(53.3)	—	—	(53.3)	—	(53.3)	—
September 30, 2024	$4,010.5	$113.2	$7,325.2	$(2,832.0)	$6,874.0	$(736.6)	$14,754.3	$571.8	$15,326.1	$580.5

Nine months ended September 30, 2023
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
January 1, 2023	$4,010.5	$113.2	$7,554.9	$(3,040.9)	$7,518.3	$(942.4)	$15,213.6	$629.9	$15,843.5	$998.7
Net income	—	—	—	—	586.2	—	586.2	(35.1)	551.1	(52.2)
Other comprehensive income/(loss)	—	—	—	—	—	(18.2)	(18.2)	—	(18.2)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	(0.4)	—	(0.4)	(11.1)	(11.5)	(192.4)
Dividends declared - preferred ($44.25 per share)	—	—	—	—	(177.6)	—	(177.6)	—	(177.6)	—
Dividends declared - common ($0.5875 per share)	—	—	—	—	(267.7)	—	(267.7)	—	(267.7)	—
Employee common share plans:
Common share-based compensation	—	—	93.7	—	—	—	93.7	—	93.7	—
Vested common shares	—	—	(196.6)	196.6	—	—	—	—	—	—
Other common share awards	—	—	(9.2)	16.6	—	—	7.4	—	7.4	—
Purchase of common shares	—	—	—	(183.1)	—	—	(183.1)	—	(183.1)	—
September 30, 2023	$4,010.5	$113.2	$7,442.8	$(3,010.8)	$7,658.8	$(960.6)	$15,253.9	$583.7	$15,837.6	$754.1
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

Reclassifications

Beginning in the quarter ended March 31, 2024, expenses for client-related travel and entertainment and outsourced services were reclassified to General and administrative expenses. The impact of this reclassification on the Consolidated Statements of Income is as follows:

• For the three months ended September 30, 2024: decreased Marketing and Property, office and technology expenses by $6.7 million and $24.2 million, respectively, and increased General and administrative by $30.9 million.

• For the three months ended September 30, 2023: decreased Marketing and Property, office and technology expenses by $4.5 million and $24.3 million, respectively, and increased General and administrative by $28.8 million.

• For the nine months ended September 30, 2024: decreased Marketing and Property, office and technology expenses by $21.1 million and $70.6 million, respectively, and increased General and administrative by $91.7 million.

• For the nine months ended September 30, 2023: decreased Marketing and Property, office and technology expenses by $15.8 million and $72.6 million, respectively, and increased General and administrative by $88.4 million.

The reclassification had no impact on our reported Operating revenues, Operating income, Net income, or any internal performance measure on which management is compensated.

Change in Accounting Estimate

In September 2024, the company made changes to the retirement criteria for vesting of currently outstanding common share-based awards and other long-term awards (collectively, long-term awards) which resulted in a change in estimate for long-term awards granted to employees who meet the criteria. The change to the criteria became effective during the three months ended September 30, 2024 and resulted in the accelerated recognition of $147.6 million in Employee compensation expense.

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

	September 30, 2024	December 31, 2023
(in millions)	Fair Value	Fair Value
Cash and cash equivalents	$1,044.9	$1,469.2
Equity investments	415.8	272.4
Assets held for policyholders	—	393.9
Policyholder payables (1)	—	(393.9)
Total return swap related to deferred compensation plans	16.2	4.9
____________
(1)    These financial instruments are not measured at fair value on a recurring basis. Policyholder payables were indexed to the value of the assets held for policyholders and changes in fair value were recorded and offset to zero in other operating revenues. In January 2024, all funds were distributed to customers.

The following table presents, by hierarchy levels, the carrying value of the company’s assets and liabilities, including major security type for equity investments, which are measured at fair value on the company’s Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively:

	As of September 30, 2024
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$548.6	$548.6	$—	$—
Investments: (2)
Equity investments:
Seed capital	190.9	190.9	—	—
Investments related to deferred compensation plans	224.9	224.9	—	—
Total return swap related to deferred compensation plans	16.2	—	16.2	—
Total	$980.6	$964.4	$16.2	$—
Liabilities:
Contingent consideration liability	$(1.3)	$—	$—	$(1.3)
Total	$(1.3)	$—	$—	$(1.3)

	As of December 31, 2023
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$927.8	$927.8	$—	$—
Investments (2):
Equity investments:
Seed capital	75.7	75.7	—	—
Investments related to deferred compensation plans	196.7	196.7	—	—
Assets held for policyholders (3)	393.9	393.9	—	—
Total return swap related to deferred compensation plans	4.9	—	4.9	—
Total	$1,599.0	$1,594.1	$4.9	$—
Liabilities:
Contingent consideration liability	$(1.3)	$—	$—	$(1.3)
Total	$(1.3)	$—	$—	$(1.3)
____________
(1)    The balance primarily represents cash held in affiliated money market funds.
(2)    Equity method and other investments of $698.4 million and $14.7 million, respectively, are excluded from this table (December 31, 2023: $631.8 million and $14.9 million, respectively). These investments are not measured at fair value, in accordance with applicable accounting standards.
(3)    The majority of Assets held for policyholders were held in affiliated funds.

Total Return Swap (TRS)

In addition to holding equity investments, the company has a TRS to hedge economically certain deferred compensation liabilities. The notional value of the TRS at September 30, 2024 was $438.3 million, and the fair value of the TRS was an asset of $16.2 million (December 31, 2023 notional value was $393.0 million and the fair value was an asset of $4.9 million). During the three months ended September 30, 2024, market valuation gains related to the TRS were $15.8 million and during the nine months ended September 30, 2024 gains related to the TRS were $32.6 million (three and nine months ended September 30, 2023: $16.6 million net losses and $3.8 million net gains).

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

(in millions)	September 30, 2024	December 31, 2023
Equity investments:
Seed capital	$190.9	$75.7
Investments related to deferred compensation plans	224.9	196.7
Equity method investments	698.4	631.8
Other	14.7	14.9
Total investments (1)	$1,128.9	$919.1
_________
(1) The majority of the company’s investment balances relate to balances held in affiliated funds and equity method investees.

Equity investments

The unrealized gains and losses for the three and nine months ended September 30, 2024 that relate to equity investments still held at September 30, 2024 were a $14.6 million net gain and a $34.4 million net gain (three and nine months ended September 30, 2023: $10.8 million net loss $13.2 million net gain).

4.  DEBT

The disclosures below include details of the company’s debt. Debt of CIP is detailed in Note 11, "Consolidated Investment Products."

	September 30, 2024		December 31, 2023
(in millions)	Carrying Value (3)	Fair Value	Carrying Value (3)	Fair Value
$2.0 billion floating rate credit agreement expiring April 26, 2028	$—	$—	$—	$—
Unsecured Senior Notes: (1)
$600 million 4.000% - due January 30, 2024 (2)	—	—	599.9	599.1
$500 million 3.750% - due January 15, 2026	499.1	497.3	498.6	489.1
$400 million 5.375% - due November 30, 2043	391.2	411.8	391.0	409.6
Debt	$890.3	$909.1	$1,489.5	$1,497.8
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

5.  SHARE CAPITAL

The number of preferred shares issued and outstanding is represented in the table below:

	As of
(in millions)	September 30, 2024	December 31, 2023
Preferred shares issued (1)	4.0	4.0
Preferred shares outstanding (1)	4.0	4.0
____________
(1)    Substantially all the preferred shares are held by Massachusetts Mutual Life Insurance Company (MassMutual). The five-year lock-up period which prohibited the sale of the preferred shares by MassMutual expired on May 24, 2024.

The number of common shares and common share equivalents issued are represented in the table below:

	As of
(in millions)	September 30, 2024	December 31, 2023
Common shares issued	566.1	566.1
Less: Treasury shares for which dividend and voting rights do not apply	(116.7)	(116.6)
Common shares outstanding	449.4	449.5

6.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	Three months ended September 30, 2024			Three months ended September 30, 2023
(in millions)	Foreign currency translation	Employee benefit plans	Total	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	$184.7	$—	$184.7	$(143.0)	$—	$(143.0)
Other comprehensive income/(loss), net	—	0.6	0.6	—	0.7	0.7
Other comprehensive income/(loss), net of tax	184.7	0.6	185.3	(143.0)	0.7	(142.3)
Beginning balance	(792.2)	(129.7)	(921.9)	(696.1)	(122.2)	(818.3)
Other comprehensive income/(loss), net of tax	184.7	0.6	185.3	(143.0)	0.7	(142.3)
Ending balance	$(607.5)	$(129.1)	$(736.6)	$(839.1)	$(121.5)	$(960.6)

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
(in millions)	Foreign currency translation	Employee benefit plans	Total	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	$62.6	$—	$62.6	$(24.1)	$—	$(24.1)
Other comprehensive income/(loss), net	—	2.6	2.6	—	5.9	5.9
Other comprehensive income/(loss), net of tax	62.6	2.6	65.2	(24.1)	5.9	(18.2)
Beginning balance	(670.1)	(131.7)	(801.8)	(815.0)	(127.4)	(942.4)
Other comprehensive income/(loss), net of tax	62.6	2.6	65.2	(24.1)	5.9	(18.2)
Ending balance	$(607.5)	$(129.1)	$(736.6)	$(839.1)	$(121.5)	$(960.6)

7. REVENUE

The geographic disaggregation of revenue for the three and nine months ended September 30, 2024 and 2023 are presented below. There are no revenues attributed to the company’s country of domicile, Bermuda.

	Three months ended September 30,
(in millions)	2024	2023
Americas	$1,158.9	$1,107.3
Asia-Pacific (APAC)	66.0	64.6
Europe, Middle East and Africa (EMEA)	290.5	270.1
Total operating revenues	$1,515.4	$1,442.0

	Nine months ended September 30,
(in millions)	2024	2023
Americas	$3,445.0	$3,298.8
Asia-Pacific (APAC)	196.8	198.2
Europe, Middle East and Africa (EMEA)	832.2	806.0
Total operating revenues	$4,474.0	$4,303.0

8.  COMMON SHARE-BASED COMPENSATION

The company recognized total compensation expense of $90.5 million, and $93.7 million related to equity-settled common share-based compensation in the nine months ended September 30, 2024 and 2023, respectively.

Movements on employee common share awards during the periods ended September 30 are detailed below:

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
(in millions of common shares, except fair values)	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value	Time- Vested	Performance- Vested
Unvested at the beginning of period	10.4	1.6	$18.84	10.3	2.1
Granted during the period	4.9	0.9	15.13	5.2	0.7
Forfeited during the period	(0.6)	(0.1)	17.78	(0.2)	(0.2)
Vested and distributed during the period	(4.9)	(1.0)	18.55	(5.0)	(0.5)
Unvested at the end of the period	9.8	1.4	$17.17	10.3	2.1

The total fair value of common shares that vested during the nine months ended September 30, 2024 was $93.0 million (nine months ended September 30, 2023: $96.3 million). The weighted average grant date fair value of the United States (U.S.) dollar share awards that were granted during the nine months ended September 30, 2024 was $15.13 (nine months ended September 30, 2023: $17.64).

At September 30, 2024, there was $107.9 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.41 years.

9.  EARNINGS PER COMMON SHARE

The calculation of earnings per common share (EPS) is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Net income attributable to Invesco Ltd.	$55.0	$131.4	$328.7	$408.6

Invesco Ltd:
Weighted average common shares outstanding - basic	454.9	451.7	457.3	455.9
Dilutive effect of non-participating common share-based awards	0.7	1.4	0.6	1.3
Weighted average common shares outstanding - diluted	455.6	453.1	457.9	457.2

Earnings per common share:
-basic	$0.12	$0.29	$0.72	$0.90
-diluted	$0.12	$0.29	$0.72	$0.89

See Note 8, "Common Share-Based Compensation," for a summary of common share awards outstanding under the company’s common share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted EPS.

10.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has committed to co-invest in certain investment products, which may be called in future periods. At September 30, 2024, the company’s undrawn co-invest capital commitments were $844.8 million (December 31, 2023: $623.3 million).

Certain of our managed investment products have entered into revolving credit facilities with financial institutions. The company provided equity commitments and guarantees to the financial institutions for certain of these revolving credit facilities that are temporary in nature. The revolving credit facilities look first to the respective investment products for repayment and servicing. The company’s equity commitment or guarantee would only be called in the event a particular investment product is unable to meet its obligation. The company believes the likelihood of being required to fund its equity commitments or guarantees under these arrangements to be remote. To date, the company has not been required to fund any equity commitments or guarantees under these arrangements. The maximum amount of future payments under the commitments is $223.0 million and under the guarantees is $30.0 million. The fair value of the guarantee liability is not significant to the consolidated financial statements.

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

The company accrued a $50.0 million liability in the second quarter in connection with a previously disclosed investigation by the SEC into compliance with electronic business communications recordkeeping requirements, which was resolved during the third quarter, and a separate regulatory matter, neither of which is expected to have a material impact on the company.

In management’s opinion, adequate accrual has been made as of September 30, 2024 to provide for any losses that may arise from matters for which the company could reasonably estimate an amount and are deemed probable. Management believes that the ultimate resolution of claims or regulatory matters will not materially affect the company’s business, revenue, net income or liquidity.

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

11.  CONSOLIDATED INVESTMENT PRODUCTS

The balances related to CIP are identified on the Consolidated Balance Sheets. At September 30, 2024, the company’s net investment in and net receivables from CIP were $407.7 million (December 31, 2023: $546.2 million). The consolidation of CIP had no impact on net income attributable to the company during the three and nine months ended September 30, 2024.

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	$5,933.8	$—	$5,630.3	$303.5	$—
Bonds	667.7	16.1	646.9	4.7	—
Equity securities	152.6	44.9	25.5	82.2	—
Equity and fixed income mutual funds	131.9	0.3	131.6	—	—
Investments in other private equity funds	414.6	—	—	—	414.6
Real estate investments	398.7	—	—	—	398.7
Total assets at fair value	$7,699.3	$61.3	$6,434.3	$390.4	$813.3

	As of December 31, 2023
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	$6,837.2	$—	$6,140.1	$697.1	$—
Bonds	669.8	13.3	656.2	0.3	—
Equity securities	231.9	85.2	18.3	128.4	—
Equity and fixed income mutual funds	137.9	8.0	129.9	—	—
Investments in other private equity funds	425.5	—	—	—	425.5
Real estate investments	463.6	—	—	—	463.6
Total assets at fair value	$8,765.9	$106.5	$6,944.5	$825.8	$889.1

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	Three months ended September 30,
	2024	2023
(in millions)	Level 3 Assets	Level 3 Assets
Beginning Balance as of July 1	$328.4	$490.8
CIP Purchases	38.5	220.4
CIP Sales	(39.7)	(11.7)
Deconsolidation of CIP	—	—
Gains and losses included in the Consolidated Statements of Income	2.0	(9.3)
Transfers from Level 3 into Levels 1 or 2	(19.7)	(78.9)
Transfers into Level 3 from Levels 1 or 2	78.4	36.0
Foreign exchange	2.5	3.2
Ending Balance as of September 30	$390.4	$650.5

	Nine months ended September 30,
	2024	2023
(in millions)	Level 3 Assets	Level 3 Assets
Beginning Balance as of January 1	$825.8	$368.6
CIP Purchases	338.7	430.9
CIP Sales	(113.9)	(53.8)
Deconsolidation of CIP	(724.9)	(0.6)
Gains and losses included in the Consolidated Statements of Income	(17.2)	(10.6)
Transfers from Level 3 into Levels 1 or 2	(94.0)	(321.4)
Transfers into Level 3 from Levels 1 or 2	174.0	231.9
Foreign exchange	1.9	5.5
Ending Balance as of September 30	$390.4	$650.5

Non-consolidated Variable interest entities (VIEs)

At September 30, 2024, the company's risk of loss with respect to VIEs in which the company is not the primary beneficiary included our investment carrying value of $137.7 million (December 31, 2023: $122.9 million) and unfunded capital commitments of $328.8 million (December 31, 2023: $142.5 million).

See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

12. RELATED PARTIES

MassMutual owns approximately 18.1% in common stock of the company and owns substantially all of the outstanding $4.0 billion in perpetual, non-cumulative preferred shares as of September 30, 2024. Based on the level of shares owned by MassMutual and the corresponding customary minority shareholder rights, which includes representation on Invesco’s Board of Directors, the company considers MassMutual a related party.

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

13.  SUBSEQUENT EVENTS

On October 21, 2024, the company declared a third quarter 2024 dividend of $0.205 per common share, payable on December 3, 2024, to common shareholders of record at the close of business on November 14, 2024 with an ex-dividend date of November 14, 2024.

On October 21, 2024, the company declared a preferred dividend of $14.75 per preferred share to the holders of preferred shares representing the period from September 1, 2024 through November 30, 2024. The preferred dividend is payable on December 2, 2024.

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

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and nine months ended September 30, 2024 and 2023:

	Index expressed in currency	Three months ended September 30,		Nine months ended September 30,
Equity Index		2024	2023	2024	2023
S&P 500	U.S. Dollar	5.5%	(3.7)%	20.8%	11.7%
FTSE 100	British Pound	0.9%	1.0%	6.5%	2.1%
FTSE 100	U.S. Dollar	7.0%	(3.0)%	11.9%	3.0%
S&P/TSX 60 Index	Canadian Dollar	10.3%	(3.5)%	13.8%	0.3%
S&P/TSX 60 Index	U.S. Dollar	11.6%	(5.7)%	11.2%	0.2%
MSCI Emerging Markets	U.S. Dollar	7.8%	(3.7)%	14.4%	(0.4)%
Bond Index
Barclays U.S. Aggregate Bond	U.S. Dollar	5.2%	(3.2)%	4.5%	(1.2)%

We had $16.5 billion of net long-term inflows for the quarter, primarily driven by Exchange-traded funds (ETFs) and Index, Fundamental Fixed Income, and Multi-Asset/Other, driving total AUM to a record $1.8 trillion, an increase of 4.7% from the prior quarter.

We remain highly focused on our capital priorities, investing in our key capabilities, efficiently allocating resources, and simplifying and streamlining the organization to better position the company for greater scale, performance and improved profitability. We are delivering on our commitment to improve our leverage profile and maintain a strong balance sheet. We ended the quarter with cash and cash equivalents of over $1 billion and a zero balance on our credit agreement. We believe the progress we have made to build financial flexibility has Invesco well-positioned to navigate various market conditions and deliver long-term growth. We remain committed to returning capital to shareholders longer term through a combination of modestly increasing dividends and share repurchases. During the third quarter of 2024, the company repurchased 1.5 million common shares for $25.0 million in the open market, and we plan to continue common share repurchases in the fourth quarter.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow the AUM discussion:

•Results of Operations (three and nine months ended September 30, 2024 compared to three and nine months ended September 30, 2023);
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

Summary operating information is presented in the table below:

(in millions, other than per common share amounts, operating margins and AUM)	Three months ended September 30,		Nine months ended September 30
U.S. GAAP Financial Measures Summary	2024	2023	2024	2023
Operating revenues	$1,515.4	$1,442.0	$4,474.0	$4,303.0
Operating income	$100.5	$227.7	$520.4	$641.0
Operating margin	6.6%	15.8%	11.6%	14.9%
Net income attributable to Invesco Ltd.	$55.0	$131.4	$328.7	$408.6
Diluted EPS	$0.12	$0.29	$0.72	$0.89

Non-GAAP Financial Measures Summary(1)
Net revenues	$1,104.3	$1,098.2	$3,243.3	$3,264.8
Adjusted operating income	$348.8	$309.2	$980.6	$938.1
Adjusted operating margin	31.6%	28.2%	30.2%	28.7%
Adjusted net income attributable to Invesco Ltd.	$199.8	$159.2	$544.4	$477.0
Adjusted diluted EPS	$0.44	$0.35	$1.19	$1.04

Assets Under Management
Ending AUM (billions)	$1,795.6	$1,487.3	$1,795.6	$1,487.3
Average AUM (billions)	$1,742.0	$1,528.7	$1,674.8	$1,495.5
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

	1st Quartile			2nd Quartile			Above Benchmark
	1yr	3yr	5yr	1yr	3yr	5yr	1yr	3yr	5yr
Overall	51%	43%	42%	18%	17%	28%	65%	62%	71%

Fundamental Equities	28%	24%	28%	24%	17%	33%	42%	46%	39%
Fundamental Fixed Income	64%	42%	40%	26%	20%	41%	70%	55%	75%
Multi-Asset	27%	30%	27%	32%	11%	8%	83%	56%	68%
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
AUM measured in the one, three and five year quartile rankings represents 39%, 38% and 38% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three and five year basis represents 50%, 49%, and 46% of total Invesco AUM as of 9/30/2024. Peer group ranking are sourced from a widely-used third party ranking agency in each fund’s market (Morningstar, IA, Lipper, eVestment, Mercer, Galaxy, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

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

Changes in AUM by investment approach were as follows:

	Three months ended September 30,
	2024			2023
(in billions)	Total AUM	Active	Passive	Total AUM	Active	Passive
Beginning Assets (July 1)	$1,715.8	$1,003.3	$712.5	$1,538.2	$1,016.6	$521.6
Long-term inflows	107.2	49.3	57.9	67.4	36.0	31.4
Long-term outflows	(90.7)	(49.9)	(40.8)	(64.8)	(46.9)	(17.9)
Net long-term flows	16.5	(0.6)	17.1	2.6	(10.9)	13.5
Net flows in non-management fee earning AUM	3.5	—	3.5	3.6	—	3.6
Net flows in money market funds	(7.3)	(7.3)	—	(16.1)	(16.1)	—
Total net flows	12.7	(7.9)	20.6	(9.9)	(27.0)	17.1
Reinvested distributions	1.0	1.0	—	1.1	1.1	—
Market gains and losses	49.8	21.6	28.2	(34.2)	(17.7)	(16.5)
Dispositions	—	—	—	(1.4)	(1.4)	—
Foreign currency translation	16.3	14.3	2.0	(6.5)	(5.5)	(1.0)
Ending Assets (September 30)	$1,795.6	$1,032.3	$763.3	$1,487.3	$966.1	$521.2
Average AUM
Average long-term AUM	$1,257.2	$820.4	$436.8	$1,101.0	$780.3	$320.7
Average AUM	$1,742.0	$1,007.4	$734.6	$1,528.7	$994.5	$534.2
Average QQQ AUM	$288.1	N/A	$288.1	$203.4	N/A	$203.4

	Nine Months Ended September 30,
	2024			2023
(in billions)	Total AUM	Active	Passive	Total AUM	Active	Passive
Beginning Assets (January 1)	$1,585.3	$985.3	$600.0	$1,409.2	$976.2	$433.0
Long-term inflows	285.3	141.4	143.9	218.1	123.0	95.1
Long-term outflows	(245.8)	(146.8)	(99.0)	(214.6)	(144.8)	(69.8)
Net long-term flows	39.5	(5.4)	44.9	3.5	(21.8)	25.3
Net flows in non-management fee earning AUM	19.6	—	19.6	3.1	—	3.1
Net flows in money market funds	(1.7)	(1.7)	—	7.0	7.0	—
Total net flows	57.4	(7.1)	64.5	13.6	(14.8)	28.4
Reinvested distributions	3.5	3.5	—	3.1	3.1	—
Market gains and losses	145.2	47.0	98.2	74.2	13.1	61.1
Dispositions	—	—	—	(1.4)	(1.4)	—
Foreign currency translation	4.2	3.6	0.6	(11.4)	(10.1)	(1.3)
Ending Assets (September 30)	$1,795.6	$1,032.3	$763.3	$1,487.3	$966.1	$521.2
Average AUM
Average long-term AUM	$1,207.3	$802.4	$404.9	$1,090.0	$785.6	$304.4
Average AUM	$1,674.8	$994.3	$680.5	$1,495.5	$1,000.9	$494.7
Average QQQ AUM	$266.0	N/A	$266.0	$180.1	N/A	$180.1

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue yield (bps) (1)
U.S. GAAP Gross revenue yield	36.7	40.0	37.6	40.8
Net revenue yield ex performance fees ex QQQ (2)	30.3	32.9	30.4	32.7
Active net revenue yield ex performance fees	37.0	38.5	36.8	37.9
Passive net revenue yield ex QQQ (2)	15.0	16.3	15.1	16.3
________
(1)    U.S. GAAP Gross revenue yield on AUM is equal to U.S. GAAP annualized total Operating revenues divided by average AUM, excluding Invesco Great Wall Fund Management Company Limited (Invesco Great Wall or IGW) AUM. The average AUM for IGW in the three and nine months ended September 30, 2024 was $90.0 billion and $87.0 billion (three and nine months ended September 30, 2023: $86.1 billion and $88.9 billion). It is appropriate to exclude the average AUM of IGW as the revenues resulting from these AUM are not presented in our operating revenues. The U.S. GAAP Gross revenue yield is not a good measure because the numerator excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Net revenue yield metrics include the Net revenues and Average AUM of IGW and CIP. See “Schedule of Non-GAAP Information” for a reconciliation of Operating revenues to Net revenues.
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

Market Returns

Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. The table in the “Executive Overview” section of this Management’s Discussion and Analysis summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and nine months ended September 30, 2024 and 2023.

Foreign Exchange Rates

During the three and nine months ended September 30, 2024, we experienced an increase in AUM of $16.3 billion and $4.2 billion, respectively, due to changes in foreign exchange rates. In the three and nine months ended September 30, 2023, AUM decreased by $6.5 billion and $11.4 billion, respectively, due to foreign exchange rate changes.

Total AUM by Channel (1)

	Three months ended September 30,
	2024			2023
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (July 1)	$1,715.8	$1,161.5	$554.3	$1,538.2	$968.5	$569.7
Long-term inflows	107.2	82.4	24.8	67.4	49.9	17.5
Long-term outflows	(90.7)	(69.5)	(21.2)	(64.8)	(45.6)	(19.2)
Net long-term flows	16.5	12.9	3.6	2.6	4.3	(1.7)
Net flows in non-management fee earning AUM	3.5	2.7	0.8	3.6	3.3	0.3
Net flows in money market funds	(7.3)	0.1	(7.4)	(16.1)	—	(16.1)
Total net flows	12.7	15.7	(3.0)	(9.9)	7.6	(17.5)
Reinvested distributions	1.0	1.0	—	1.1	1.0	0.1
Market gains and losses	49.8	43.1	6.7	(34.2)	(32.2)	(2.0)
Dispositions	—	—	—	(1.4)	—	(1.4)
Foreign currency translation	16.3	5.9	10.4	(6.5)	(2.5)	(4.0)
Ending Assets (September 30)	$1,795.6	$1,227.2	$568.4	$1,487.3	$942.4	$544.9

	Nine Months Ended September 30,
	2024			2023
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$1,585.3	$1,042.0	$543.3	$1,409.2	$872.3	$536.9
Long-term inflows	285.3	216.1	69.2	218.1	159.1	59.0
Long-term outflows	(245.8)	(184.5)	(61.3)	(214.6)	(158.3)	(56.3)
Net long-term flows	39.5	31.6	7.9	3.5	0.8	2.7
Net flows in non-management fee earning AUM	19.6	18.4	1.2	3.1	1.7	1.4
Net flows in money market funds	(1.7)	0.7	(2.4)	7.0	1.1	5.9
Total net flows	57.4	50.7	6.7	13.6	3.6	10.0
Reinvested distributions	3.5	3.5	—	3.1	2.8	0.3
Market gains and losses	145.2	129.1	16.1	74.2	67.1	7.1
Dispositions	—	—	—	(1.4)	—	(1.4)
Foreign currency translation	4.2	1.9	2.3	(11.4)	(3.4)	(8.0)
Ending Assets (September 30)	$1,795.6	$1,227.2	$568.4	$1,487.3	$942.4	$544.9

________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile (2)

	Three months ended September 30,
	2024				2023
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (July 1)	$1,715.8	$1,235.8	$245.4	$234.6	$1,538.2	$1,112.8	$221.9	$203.5
Long-term inflows	107.2	60.2	26.0	21.0	67.4	32.7	18.3	16.4
Long-term outflows	(90.7)	(51.9)	(20.9)	(17.9)	(64.8)	(33.9)	(15.5)	(15.4)
Net long-term flows	16.5	8.3	5.1	3.1	2.6	(1.2)	2.8	1.0
Net flows in non-management fee earning AUM	3.5	2.1	0.5	0.9	3.6	5.0	0.6	(2.0)
Net flows in money market funds	(7.3)	(7.8)	0.7	(0.2)	(16.1)	(15.1)	(1.0)	—
Total net flows	12.7	2.6	6.3	3.8	(9.9)	(11.3)	2.4	(1.0)
Reinvested distributions	1.0	1.0	—	—	1.1	1.0	—	0.1
Market gains and losses	49.8	35.4	3.7	10.7	(34.2)	(31.3)	(0.8)	(2.1)
Dispositions	—	—	—	—	(1.4)	(1.4)	—	—
Foreign currency translation	16.3	0.5	11.2	4.6	(6.5)	(0.6)	(3.0)	(2.9)
Ending Assets (September 30)	$1,795.6	$1,275.3	$266.6	$253.7	$1,487.3	$1,069.2	$220.5	$197.6

	Nine Months Ended September 30,
	2024				2023
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$1,585.3	$1,133.9	$235.5	$215.9	$1,409.2	$999.4	$223.5	$186.3
Long-term inflows	285.3	150.0	77.1	58.2	218.1	110.7	56.5	50.9
Long-term outflows	(245.8)	(137.1)	(58.5)	(50.2)	(214.6)	(114.2)	(52.2)	(48.2)
Net long-term flows	39.5	12.9	18.6	8.0	3.5	(3.5)	4.3	2.7
Net flows in non-management fee earning AUM	19.6	18.1	(0.3)	1.8	3.1	5.9	(0.4)	(2.4)
Net flows in money market funds	(1.7)	(1.5)	0.2	(0.4)	7.0	5.8	0.9	0.3
Total net flows	57.4	29.5	18.5	9.4	13.6	8.2	4.8	0.6
Reinvested distributions	3.5	3.4	—	0.1	3.1	3.0	—	0.1
Market gains and losses	145.2	108.8	11.3	25.1	74.2	60.0	4.4	9.8
Dispositions	—	—	—	—	(1.4)	(1.4)	—	—
Foreign currency translation	4.2	(0.3)	1.3	3.2	(11.4)	—	(12.2)	0.8
Ending Assets (September 30)	$1,795.6	$1,275.3	$266.6	$253.7	$1,487.3	$1,069.2	$220.5	$197.6

________
See accompanying notes immediately following these AUM tables.

Total AUM by Investment Capability (3)

	Three Months Ended September 30, 2024
(in billions)	Total	ETFs and Index (4)	Fundamental Fixed Income (5)	Fundamental Equities (6)	Private Markets (7)	APAC Managed (8)	Multi-Asset/ Other (9)	Global Liquidity (10)	QQQ (11)
Beginning Assets (July 1)	$1,715.8	$415.1	$272.6	$268.8	$129.1	$112.4	$59.6	$171.6	$286.6
Long-term inflows	107.2	53.2	19.5	8.5	6.5	16.6	2.9	—	—
Long-term outflows	(90.7)	(35.5)	(13.6)	(14.8)	(6.8)	(17.4)	(2.6)	—	—
Net long-term flows	16.5	17.7	5.9	(6.3)	(0.3)	(0.8)	0.3	—	—
Net flows in non-management fee earning AUM	3.5	—	—	—	—	—	0.6	—	2.9
Net flows in money market funds	(7.3)	—	—	—	—	0.6	—	(7.9)	—
Total net flows	12.7	17.7	5.9	(6.3)	(0.3)	(0.2)	0.9	(7.9)	2.9
Reinvested distributions	1.0	—	0.5	0.2	0.2	—	—	0.1	—
Market gains and losses	49.8	23.2	5.9	12.8	(0.3)	1.5	1.3	0.1	5.3
Foreign currency translation	16.3	1.6	5.6	3.0	1.1	3.5	1.3	0.2	—
Ending Assets (September 30)	$1,795.6	$457.6	$290.5	$278.5	$129.8	$117.2	$63.1	$164.1	$294.8
Average AUM	$1,742.0	$436.1	$282.5	$271.0	$129.4	$113.4	$61.7	$159.8	$288.1

	Three Months Ended September 30, 2023
Beginning Assets (July 1)	$1,538.2	$317.6	$264.3	$258.2	$127.8	$109.6	$62.6	$198.0	$200.1
Long-term inflows	67.4	28.9	13.9	8.2	3.6	11.4	1.4	—	—
Long-term outflows	(64.8)	(16.3)	(14.2)	(13.0)	(3.0)	(13.3)	(5.0)	—	—
Net long-term flows	2.6	12.6	(0.3)	(4.8)	0.6	(1.9)	(3.6)	—	—
Net flows in non-management fee earning AUM	3.6	—	—	—	—	—	0.1	—	3.5
Net flows in money market funds	(16.1)	—	—	—	—	(1.0)	—	(15.1)	—
Total net flows	(9.9)	12.6	(0.3)	(4.8)	0.6	(2.9)	(3.5)	(15.1)	3.5
Reinvested distributions	1.1	—	0.5	0.3	0.2	—	—	0.1	—
Market gains and losses	(34.2)	(11.3)	(3.8)	(10.5)	(0.6)	(0.7)	(1.4)	0.4	(6.3)
Dispositions	(1.4)	—	—	—	(1.4)	—	—	—	—
Foreign currency translation	(6.5)	(1.0)	(1.7)	(1.5)	(0.6)	(0.8)	(0.7)	(0.2)	—
Ending Assets (September 30)	$1,487.3	$317.9	$259.0	$241.7	$126.0	$105.2	$57.0	$183.2	$197.3
Average AUM	$1,528.7	$326.8	$261.1	$254.7	$126.9	$110.2	$60.0	$185.7	$203.3

________
See accompanying notes immediately following these AUM tables.

	Nine Months Ended September 30, 2024
(in billions)	Total	ETFs and Index (4)	Fundamental Fixed Income (5)	Fundamental Equities (6)	Private Markets (7)	APAC Managed (8)	Multi-Asset/ Other (9)	Global Liquidity (10)	QQQ (11)
Beginning Assets (January 1)	$1,585.3	$362.1	$272.6	$260.5	$129.7	$108.0	$57.4	$165.0	$230.0
Long-term inflows	285.3	129.6	51.7	25.9	16.9	53.6	7.6	—	—
Long-term outflows	(245.8)	(87.9)	(43.1)	(44.1)	(13.6)	(48.5)	(8.6)	—	—
Net long-term flows	39.5	41.7	8.6	(18.2)	3.3	5.1	(1.0)	—	—
Net flows in non-management fee earning AUM	19.6	—	—	—	—	—	0.8	—	18.8
Net flows in money market funds	(1.7)	—	—	—	—	—	—	(1.7)	—
Total net flows	57.4	41.7	8.6	(18.2)	3.3	5.1	(0.2)	(1.7)	18.8
Reinvested distributions	3.5	—	1.5	1.0	0.6	—	0.1	0.3	—
Market gains and losses	145.2	53.2	7.2	34.0	(4.0)	3.1	5.3	0.4	46.0
Foreign currency translation	4.2	0.6	0.6	1.2	0.2	1.0	0.5	0.1	—
Ending Assets (September 30)	$1,795.6	$457.6	$290.5	$278.5	$129.8	$117.2	$63.1	$164.1	$294.8
Average AUM	$1,674.8	$405.0	$274.4	$267.5	$128.0	$110.1	$59.7	$164.1	$266.0

	Nine Months Ended September 30, 2023
Beginning Assets (January 1)	$1,409.2	$285.6	$261.3	$238.8	$129.9	$113.6	$57.7	$176.4	$145.9
Long-term inflows	218.1	88.8	44.1	27.3	11.2	39.0	7.7	—	—
Long-term outflows	(214.6)	(66.3)	(44.0)	(39.9)	(11.9)	(42.5)	(10.0)	—	—
Net long-term flows	3.5	22.5	0.1	(12.6)	(0.7)	(3.5)	(2.3)	—	—
Net flows in non-management fee earning AUM	3.1	—	—	—	—	—	0.9	—	2.2
Net flows in money market funds	7.0	—	—	—	—	0.9	—	6.1	—
Total net flows	13.6	22.5	0.1	(12.6)	(0.7)	(2.6)	(1.4)	6.1	2.2
Reinvested distributions	3.1	—	1.4	0.8	0.6	—	0.1	0.2	—
Market gains and losses	74.2	11.0	0.1	14.9	(2.1)	—	0.6	0.5	49.2
Dispositions	(1.4)	—	—	—	(1.4)	—	—	—	—
Foreign currency translation	(11.4)	(1.2)	(3.9)	(0.2)	(0.3)	(5.8)	—	—	—
Ending Assets (September 30)	$1,487.3	$317.9	$259.0	$241.7	$126.0	$105.2	$57.0	$183.2	$197.3
Average AUM	$1,495.5	$310.8	$264.0	$251.7	$128.6	$112.8	$61.3	$186.2	$180.1

________
See accompanying notes immediately following these AUM tables.

Active AUM by Channel (1)

	Three months ended September 30,
	2024			2023
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (July 1)	$1,003.3	$513.2	$490.1	$1,016.6	$498.3	$518.3
Long-term inflows	49.3	27.6	21.7	36.0	22.1	13.9
Long-term outflows	(49.9)	(31.2)	(18.7)	(46.9)	(29.5)	(17.4)
Net long-term flows	(0.6)	(3.6)	3.0	(10.9)	(7.4)	(3.5)
Net flows in money market funds	(7.3)	0.1	(7.4)	(16.1)	—	(16.1)
Total net flows	(7.9)	(3.5)	(4.4)	(27.0)	(7.4)	(19.6)
Reinvested distributions	1.0	1.0	—	1.1	1.0	0.1
Market gains and losses	21.6	18.2	3.4	(17.7)	(15.8)	(1.9)
Dispositions	—	—	—	(1.4)	—	(1.4)
Foreign currency translation	14.3	5.0	9.3	(5.5)	(2.1)	(3.4)
Ending Assets (September 30)	$1,032.3	$533.9	$498.4	$966.1	$474.0	$492.1

	Nine Months Ended September 30,
	2024			2023
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$985.3	$501.5	$483.8	$976.2	$482.1	$494.1
Long-term inflows	141.4	80.3	61.1	123.0	73.4	49.6
Long-term outflows	(146.8)	(94.0)	(52.8)	(144.8)	(93.4)	(51.4)
Net long-term flows	(5.4)	(13.7)	8.3	(21.8)	(20.0)	(1.8)
Net flows in money market funds	(1.7)	0.7	(2.4)	7.0	1.1	5.9
Total net flows	(7.1)	(13.0)	5.9	(14.8)	(18.9)	4.1
Reinvested distributions	3.5	3.5	—	3.1	2.8	0.3
Market gains and losses	47.0	40.1	6.9	13.1	11.1	2.0
Dispositions	—	—	—	(1.4)	—	(1.4)
Foreign currency translation	3.6	1.8	1.8	(10.1)	(3.1)	(7.0)
Ending Assets (September 30)	$1,032.3	$533.9	$498.4	$966.1	$474.0	$492.1

________
See accompanying notes immediately following these AUM tables.

Active AUM by Client Domicile (2)

	Three months ended September 30,
	2024				2023
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (July 1)	$1,003.3	$684.8	$197.1	$121.4	$1,016.6	$706.6	$187.1	$122.9
Long-term inflows	49.3	23.3	20.2	5.8	36.0	17.0	13.7	5.3
Long-term outflows	(49.9)	(26.3)	(17.2)	(6.4)	(46.9)	(25.9)	(12.6)	(8.4)
Net long-term flows	(0.6)	(3.0)	3.0	(0.6)	(10.9)	(8.9)	1.1	(3.1)
Net flows in money market funds	(7.3)	(7.8)	0.7	(0.2)	(16.1)	(15.1)	(1.0)	—
Total net flows	(7.9)	(10.8)	3.7	(0.8)	(27.0)	(24.0)	0.1	(3.1)
Reinvested distributions	1.0	1.0	—	—	1.1	1.0	—	0.1
Market gains and losses	21.6	16.1	1.6	3.9	(17.7)	(13.9)	(2.3)	(1.5)
Dispositions	—	—	—	—	(1.4)	(1.4)	—	—
Foreign currency translation	14.3	0.4	9.8	4.1	(5.5)	(0.6)	(2.4)	(2.5)
Ending Assets (September 30)	$1,032.3	$691.5	$212.2	$128.6	$966.1	$667.7	$182.5	$115.9

	Nine Months Ended September 30,
	2024				2023
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$985.3	$671.4	$192.0	$121.9	$976.2	$670.8	$191.0	$114.4
Long-term inflows	141.4	62.3	60.9	18.2	123.0	56.4	46.5	20.1
Long-term outflows	(146.8)	(80.2)	(45.9)	(20.7)	(144.8)	(79.8)	(43.4)	(21.6)
Net long-term flows	(5.4)	(17.9)	15.0	(2.5)	(21.8)	(23.4)	3.1	(1.5)
Net flows in money market funds	(1.7)	(1.5)	0.2	(0.4)	7.0	5.8	0.9	0.3
Total net flows	(7.1)	(19.4)	15.2	(2.9)	(14.8)	(17.6)	4.0	(1.2)
Reinvested distributions	3.5	3.4	—	0.1	3.1	3.0	—	0.1
Market gains and losses	47.0	36.3	4.2	6.5	13.1	12.9	(1.6)	1.8
Dispositions	—	—	—	—	(1.4)	(1.4)	—	—
Foreign currency translation	3.6	(0.2)	0.8	3.0	(10.1)	—	(10.9)	0.8
Ending Assets (September 30)	$1,032.3	$691.5	$212.2	$128.6	$966.1	$667.7	$182.5	$115.9

________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (1)

	Three months ended September 30,
	2024			2023
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (July 1)	$712.5	$648.3	$64.2	$521.6	$470.2	$51.4
Long-term inflows	57.9	54.8	3.1	31.4	27.8	3.6
Long-term outflows	(40.8)	(38.3)	(2.5)	(17.9)	(16.1)	(1.8)
Net long-term flows	17.1	16.5	0.6	13.5	11.7	1.8
Net flows in non-management fee earning AUM	3.5	2.7	0.8	3.6	3.3	0.3
Total net flows	20.6	19.2	1.4	17.1	15.0	2.1
Market gains and losses	28.2	24.9	3.3	(16.5)	(16.4)	(0.1)
Foreign currency translation	2.0	0.9	1.1	(1.0)	(0.4)	(0.6)
Ending Assets (September 30)	$763.3	$693.3	$70.0	$521.2	$468.4	$52.8

	Nine Months Ended September 30,
	2024			2023
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$600.0	$540.5	$59.5	$433.0	$390.2	$42.8
Long-term inflows	143.9	135.8	8.1	95.1	85.7	9.4
Long-term outflows	(99.0)	(90.5)	(8.5)	(69.8)	(64.9)	(4.9)
Net long-term flows	44.9	45.3	(0.4)	25.3	20.8	4.5
Net flows in non-management fee earning AUM	19.6	18.4	1.2	3.1	1.7	1.4
Total net flows	64.5	63.7	0.8	28.4	22.5	5.9
Market gains and losses	98.2	89.0	9.2	61.1	56.0	5.1
Foreign currency translation	0.6	0.1	0.5	(1.3)	(0.3)	(1.0)
Ending Assets (September 30)	$763.3	$693.3	$70.0	$521.2	$468.4	$52.8

________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile (2)

	Three months ended September 30,
	2024				2023
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (July 1)	$712.5	$551.0	$48.3	$113.2	$521.6	$406.2	$34.8	$80.6
Long-term inflows	57.9	36.9	5.8	15.2	31.4	15.7	4.6	11.1
Long-term outflows	(40.8)	(25.6)	(3.7)	(11.5)	(17.9)	(8.0)	(2.9)	(7.0)
Net long-term flows	17.1	11.3	2.1	3.7	13.5	7.7	1.7	4.1
Net flows in non-management fee earning AUM	3.5	2.1	0.5	0.9	3.6	5.0	0.6	(2.0)
Total net flows	20.6	13.4	2.6	4.6	17.1	12.7	2.3	2.1
Market gains and losses	28.2	19.3	2.1	6.8	(16.5)	(17.4)	1.5	(0.6)
Foreign currency translation	2.0	0.1	1.4	0.5	(1.0)	—	(0.6)	(0.4)
Ending Assets (September 30)	$763.3	$583.8	$54.4	$125.1	$521.2	$401.5	$38.0	$81.7

	Nine Months Ended September 30,
	2024				2023
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$600.0	$462.5	$43.5	$94.0	$433.0	$328.6	$32.5	$71.9
Long-term inflows	143.9	87.7	16.2	40.0	95.1	54.3	10.0	30.8
Long-term outflows	(99.0)	(56.9)	(12.6)	(29.5)	(69.8)	(34.4)	(8.8)	(26.6)
Net long-term flows	44.9	30.8	3.6	10.5	25.3	19.9	1.2	4.2
Net flows in non-management fee earning AUM	19.6	18.1	(0.3)	1.8	3.1	5.9	(0.4)	(2.4)
Total net flows	64.5	48.9	3.3	12.3	28.4	25.8	0.8	1.8
Market gains and losses	98.2	72.5	7.1	18.6	61.1	47.1	6.0	8.0
Foreign currency translation	0.6	(0.1)	0.5	0.2	(1.3)	—	(1.3)	—
Ending Assets (September 30)	$763.3	$583.8	$54.4	$125.1	$521.2	$401.5	$38.0	$81.7

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
(10) Global Liquidity is comprised mainly of Money Market funds excluding APAC Money Market funds.
(11) QQQ includes Invesco QQQ Trust.

Results of Operations for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

	Three months ended				Nine months ended
	September 30,		Variance		September 30,		Variance
(in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Investment management fees	$1,100.5	$1,041.3	$59.2	5.7%	$3,215.0	$3,102.7	$112.3	3.6%
Service and distribution fees	360.3	353.5	6.8	1.9%	1,098.9	1,030.0	68.9	6.7%
Performance fees	2.8	2.0	0.8	40.0%	12.3	27.2	(14.9)	(54.8)%
Other	51.8	45.2	6.6	14.6%	147.8	143.1	4.7	3.3%
Total operating revenues	$1,515.4	$1,442.0	$73.4	5.1%	$4,474.0	$4,303.0	$171.0	4.0%

Revenue Adjustments:
Investment management fees	$(207.0)	$(193.7)	$(13.3)	6.9%	$(603.1)	$(578.9)	$(24.2)	4.2%
Service and distribution fees	(252.0)	(219.2)	(32.8)	15.0%	(777.3)	(675.4)	(101.9)	15.1%
Other	(40.6)	(35.3)	(5.3)	15.0%	(118.6)	(111.5)	(7.1)	6.4%
Total Revenue Adjustments (1)	(499.6)	(448.2)	(51.4)	11.5%	(1,499.0)	(1,365.8)	(133.2)	9.8%
Invesco Great Wall	76.9	90.7	(13.8)	(15.2)%	237.7	288.8	(51.1)	(17.7)%
CIP	11.6	13.7	(2.1)	(15.3)%	30.6	38.8	(8.2)	(21.1)%
Net revenues (2)	$1,104.3	$1,098.2	$6.1	0.6%	$3,243.3	$3,264.8	$(21.5)	(0.7)%
____________
(1)    Total Revenue Adjustments remove pass through investment management fees, service and distribution fees, and other revenues and equal the same amount as the Third-party distribution, service and advisory expenses.
(2)    See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net inflows (or outflows), and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. See the company’s disclosures regarding the changes in AUM during the three and nine months ended September 30, 2024 and September 30, 2023 in the “Assets Under Management” section above for additional information.

Passive AUM generally earn a lower effective fee rate than Active AUM, and therefore, changes in the mix of AUM between Active and Passive have an impact on revenues and net revenue yield. Average AUM were $1,742.0 billion for the three months ended September 30, 2024 as compared to $1,528.7 billion for the three months ended September 30, 2023. The impact of the increase in AUM on our revenues was partially offset by the shift in AUM toward lower yield passive products, such as ETFs. As a result, net revenue yield excluding performance fees and QQQ declined to 30.3 basis points (bps) for the three months ended September 30, 2024 from 32.9 bps for the three months ended September 30, 2023.

Average AUM were $1,674.8 billion for the nine months ended September 30, 2024 as compared to $1,495.5 billion for the nine months ended September 30, 2023. The impact of the increase in AUM on our revenues was partially offset by the shift in AUM toward lower yield passive products, such as ETFs. As a result, net revenue yield excluding performance fees and QQQ declined to 30.4 bps for the nine months ended September 30, 2024 from 32.7 bps for the nine months ended September 30, 2023.

In addition, as fee rates differ across geographic locations, changes to the mix of AUM between geographies and exchange rates have an impact on revenues and net revenue yields.

Investment Management Fees

Investment management fees were $1,100.5 million for the three months ended September 30, 2024 as compared to $1,041.3 million for the three months ended September 30, 2023, as a result of higher average AUM partially offset by the shift in AUM toward lower yield products. See discussion above on how AUM changes impact our Investment management fees.

Investment management fees were $3,215.0 million for nine months ended September 30, 2024 as compared to $3,102.7 million for nine months ended September 30, 2023, as a result of higher average AUM partially offset by the shift in AUM toward lower yield products. See discussion above on how AUM changes impact our Investment management fees.

Service and Distribution Fees

In the three months ended September 30, 2024, Service and distribution fees were $360.3 million as compared to $353.5 million for the three months ended September 30, 2023. The increase was primarily driven by higher distribution fees resulting from higher AUM to which the fees apply.

In the nine months ended September 30, 2024, Service and distribution fees were $1,098.9 million as compared to $1,030.0 million for the nine months ended September 30, 2023. The increase was primarily driven by higher distribution fees of $58.2 million resulting from higher AUM to which the fees apply and administrative fees of $9.2 million primarily resulting from higher fund-related service fees.

Performance Fees

Performance fees were $2.8 million and $12.3 million for the three and nine months ended September 30, 2024, respectively, and were primarily generated from private markets products.

Performance fees were $2.0 million and $27.2 million for the three and nine months ended September 30, 2023, respectively, and were primarily generated from private markets products.

Other Revenues

In the three months ended September 30, 2024, Other revenues were $51.8 million as compared to $45.2 million for the three months ended September 30, 2023. The increase in Other revenues was primarily driven by higher transaction fees.

In the nine months ended September 30, 2024, Other revenues were $147.8 million as compared to $143.1 million for the nine months ended September 30, 2023. The increase in Other revenues was primarily driven by higher transaction fees.

Invesco Great Wall

The company’s most significant joint venture is our investment in IGW. The company reflects 100% of IGW's results in its Net revenues and Adjusted operating expenses because it is important to evaluate the contribution that IGW is making to the business. The company’s non-GAAP operating results reflect the economics of these holdings on a basis consistent with the underlying AUM and flows. Adjusted net income attributable to Invesco Ltd. is reduced by the amount of earnings attributable to the noncontrolling interests. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of Net revenues.

Net revenues from IGW were $76.9 million and average AUM was $90.0 billion for the three months ended September 30, 2024 (Net revenues were $90.7 million and average AUM was $86.1 billion for the three months ended September 30, 2023). The decrease in IGW revenues was primarily driven by the shift in AUM toward lower yield products.

Net revenues from IGW were $237.7 million and average AUM was $87.0 billion for the nine months ended September 30, 2024 (Net revenues were $288.8 million and average AUM was $88.9 billion for the nine months ended September 30, 2023). The decrease in IGW revenues was primarily driven by the regulatory mandated fee reductions in China and the shift in AUM toward lower yield products.

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

Management and Performance fees earned from CIP were $11.6 million for the three months ended September 30, 2024 (three months ended September 30, 2023: $13.7 million).

Management and Performance fees earned from CIP were $30.6 million for the nine months ended September 30, 2024 (nine months ended September 30, 2023: $38.8 million).

Operating Expenses

The main categories of Operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended				Nine months ended
	September 30,		Variance		September 30,		Variance
(in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Third-party distribution, service and advisory	$499.6	$448.2	$51.4	11.5%	$1,499.0	$1,365.8	$133.2	9.8%
Employee compensation	625.4	478.5	146.9	30.7%	1,550.4	1,417.0	133.4	9.4%
Marketing (1)	18.9	19.2	(0.3)	(1.6)%	57.6	61.9	(4.3)	(6.9)%
Property, office and technology (1)	119.0	111.1	7.9	7.1%	353.0	334.3	18.7	5.6%
General and administrative (1)	140.8	146.0	(5.2)	(3.6)%	459.7	402.9	56.8	14.1%
Transaction, integration and restructuring	—	—	—	N/A	—	41.6	(41.6)	(100.0)%
Amortization of intangibles	11.2	11.3	(0.1)	(0.9)%	33.9	38.5	(4.6)	(11.9)%
Total operating expenses	$1,414.9	$1,214.3	$200.6	16.5%	$3,953.6	$3,662.0	$291.6	8.0%

The table below sets forth these expense categories as a percentage of total Operating expenses and Operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

(in millions)	Three months ended September 30, 2024	% of Total Operating Expenses	% of Operating Revenues	Three months ended September 30, 2023	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	$499.6	35.3%	33.0%	$448.2	36.9%	31.1%
Employee compensation	625.4	44.2%	41.3%	478.5	39.4%	33.2%
Marketing (1)	18.9	1.3%	1.2%	19.2	1.6%	1.3%
Property, office and technology (1)	119.0	8.4%	7.9%	111.1	9.2%	7.7%
General and administrative (1)	140.8	10.0%	9.3%	146.0	12.0%	10.1%
Amortization of intangibles	11.2	0.8%	0.7%	11.3	0.9%	0.8%
Total operating expenses	$1,414.9	100.0%	93.4%	$1,214.3	100.0%	84.2%

(in millions)	Nine months ended September 30, 2024	% of Total Operating Expenses	% of Operating Revenues	Nine months ended September 30, 2023	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	$1,499.0	37.9%	33.5%	$1,365.8	37.3%	31.7%
Employee compensation	1,550.4	39.2%	34.6%	1,417.0	38.7%	32.9%
Marketing (1)	57.6	1.5%	1.3%	61.9	1.7%	1.4%
Property, office and technology (1)	353.0	8.9%	7.9%	334.3	9.1%	7.8%
General and administrative (1)	459.7	11.6%	10.3%	402.9	11.0%	9.4%
Transaction, integration and restructuring	—	—%	—%	41.6	1.1%	1.0%
Amortization of intangibles	33.9	0.9%	0.8%	38.5	1.1%	0.9%
Total operating expenses	$3,953.6	100.0%	88.4%	$3,662.0	100.0%	85.1%

__________
(1)    Comparative period presented reflects reclassification of certain operating expenses to align with current period presentation. The reclassification had no impact on our reported Operating revenues, Operating income, Net income, or any internal performance measure on which management is compensated. See Note 1, "Accounting Policies," for additional information.

During the three months ended September 30, 2024, Operating expenses increased $200.6 million compared to the three months ended September 30, 2023 and included a one-time acceleration of $147.6 million in Employee compensation expense resulting from changes to the retirement criteria for vesting of currently outstanding long-term awards.

During the nine months ended September 30, 2024, Operating expenses increased $291.6 million compared to the nine months ended September 30, 2023.

Third-Party Distribution, Service and Advisory

Third-party distribution, service and advisory expenses were $499.6 million for the three months ended September 30, 2024 as compared to $448.2 million for the three months ended September 30, 2023. The increase was due to an increase in pass-through Service and distribution costs resulting from higher AUM.

Third-party distribution, service and advisory expenses were $1,499.0 million for the nine months ended September 30, 2024 as compared to $1,365.8 million for the nine months ended September 30, 2023. The increase was due to an increase in pass-through Service and distribution costs resulting from higher fund costs and higher AUM.

Employee Compensation

Employee compensation was $625.4 million for the three months ended September 30, 2024 as compared to $478.5 million for the three months ended September 30, 2023. The increase was primarily due to the previously noted acceleration of expense for currently outstanding long-term awards of $147.6 million and an increase of $43.3 million in expense related to the mark-to-market on deferred compensation liabilities. The increase was partially offset by lower costs related to organizational changes of $36.1 million and lower staff and variable compensation costs of $6.8 million.

Employee compensation was $1,550.4 million for the nine months ended September 30, 2024 as compared to $1,417.0 million for the nine months ended September 30, 2023. The increase was primarily due to the previously noted acceleration of expense for currently outstanding long-term awards of $147.6 million and an increase of $50.0 million in expense related to the mark-to-market on deferred compensation liabilities. The increase was partially offset by lower costs related to executive retirements and organizational changes of $61.8 million during the nine months ended September 30, 2024.

Headcount at September 30, 2024 was 8,524 (September 30, 2023: 8,603).

Marketing

Marketing expenses were $18.9 million for the three months ended September 30, 2024 as compared to $19.2 million for the three months ended September 30, 2023.

Marketing expenses were $57.6 million for the nine months ended September 30, 2024 as compared to $61.9 million for the nine months ended September 30, 2023.

Property, Office and Technology

Property, office and technology costs were $119.0 million for the three months ended September 30, 2024 as compared to $111.1 million for the three months ended September 30, 2023. The increase was primarily due to higher software costs.

Property, office and technology costs were $353.0 million for the nine months ended September 30, 2024 as compared to $334.3 million for the nine months ended September 30, 2023. The increase was primarily due to higher software costs.

General and Administrative

General and administrative expenses were $140.8 million for the three months ended September 30, 2024 as compared to $146.0 million for the three months ended September 30, 2023.

General and administrative expenses were $459.7 million for the nine months ended September 30, 2024 as compared to $402.9 million for the nine months ended September 30, 2023. The increase was primarily due to a $50.0 million liability recorded in the second quarter of 2024 related to regulatory matters and $14.8 million of indirect tax refunds received during the nine months ended September 30, 2023. The increase was partially offset by a lower professional fees of $11.5 million.

Transaction, Integration and Restructuring

Transaction, integration and restructuring charges incurred during the nine months ended September 30, 2023 were primarily comprised of compensation-related restructuring costs relating to our strategic evaluation which we completed in the first quarter of 2023. With the completion of strategic initiatives, any costs related to on-going projects are classified in the income statement based on the nature of the expense.

Other Income and Expenses

The main categories of Other income and expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended				Nine months ended
	September 30,		Variance		September 30,		Variance
(in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Equity in earnings of unconsolidated affiliates	$2.1	$16.9	$(14.8)	(87.6)%	$22.9	$62.2	$(39.3)	(63.2)%
Interest and dividend income	10.9	10.8	0.1	0.9%	34.3	26.5	7.8	29.4%
Interest expense	(13.4)	(17.3)	3.9	(22.5)%	(45.6)	(53.7)	8.1	(15.1)%
Other gains/(losses), net	28.3	(23.3)	51.6	N/A	67.8	25.0	42.8	171.2%
Other income/(expense) of CIP, net	16.7	15.2	1.5	9.9%	88.1	(5.4)	93.5	N/A
Total other income and expenses	$44.6	$2.3	$42.3	1,839.1%	$167.5	$54.6	$112.9	206.8%

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates decreased to $2.1 million for the three months ended September 30, 2024 as compared to $16.9 million for the three months ended September 30, 2023. The decrease was primarily driven by losses on our private markets investments and lower earnings from our joint venture investment in IGW as discussed above.

Equity in earnings of unconsolidated affiliates decreased to $22.9 million for the nine months ended September 30, 2024 as compared to $62.2 million for the nine months ended September 30, 2023. The decrease was primarily driven by lower earnings from our joint venture investment in IGW as discussed above and losses on our private markets investments.

Interest and dividend income

Interest and dividend income was $10.9 million for the three months ended September 30, 2024 as compared to $10.8 million for the three months ended September 30, 2023.

Interest and dividend income was $34.3 million for the nine months ended September 30, 2024 as compared to $26.5 million for the nine months ended September 30, 2023. The increase was primarily due to higher interest income earned from Cash and cash equivalents and higher dividend income earned on our private markets investments.

Interest expense

Interest expense was $13.4 million for the three months ended September 30, 2024 as compared to $17.3 million for the three months ended September 30, 2023 as a result of the decrease in outstanding debt.

Interest expense was $45.6 million for the nine months ended September 30, 2024 as compared to $53.7 million for the nine months ended September 30, 2023 as a result of the decrease in outstanding debt.

Other gains/(losses), net

Other gains/(losses), net was a net gain of $28.3 million for the three months ended September 30, 2024 as compared to a net loss of $23.3 million for the three months ended September 30, 2023. The net gains for the three months ended September 30, 2024 included net market gains on deferred compensation related investments, other hedging instruments, and seed capital investments.

Other gains/(losses), net was a net gain of $67.8 million for the nine months ended September 30, 2024 as compared to a net gain of $25.0 million for the nine months ended September 30, 2023. The net gains for the nine months ended September 30, 2024 included net market gains on deferred compensation related investments, other hedging instruments, and seed capital investments.

Other income/(expense) of CIP, net

For the three months ended September 30, 2024, Other income/(expense) of CIP, net was net income of $16.7 million (three months ended September 30, 2023: net income of $15.2 million). Interest and dividend income of CIP decreased $36.3 million to $144.9 million (three months ended September 30, 2023: $181.2 million). Interest expense of CIP decreased $0.1 million to $118.0 million (three months ended September 30, 2023: $118.1 million). Unrealized gains/(losses) of CIP were net losses of $10.2 million (three months ended September 30, 2023: net losses of $47.9 million).

For the nine months ended September 30, 2024, Other income/(expense) of CIP, net was net income of $88.1 million (nine months ended September 30, 2023: net expense of $5.4 million). Interest and dividend income of CIP decreased $89.3 million to $395.2 million (nine months ended September 30, 2023: $484.5 million). Interest expense of CIP decreased $37.2 million to $284.9 million (nine months ended September 30, 2023: $322.1 million). Unrealized gains/(losses) of CIP were net losses of $22.2 million (nine months ended September 30, 2023: net losses of $167.8 million).

Net impact of CIP and related noncontrolling interests in consolidated entities

The adjustment to Net income for the Net income/(loss) attributable to noncontrolling interests in consolidated entities removes the income/(expense) of CIP which is attributable to third-party investors. Therefore, the consolidation of investment products did not have an impact on Net income attributable to Invesco for the nine months ended September 30, 2024 and September 30, 2023. Also, the net income or loss of CIP is taxed at the investor level, not at the product level; therefore, a tax provision is not reflected in the net impact of CIP.

Income Tax Expense

The company’s subsidiaries operate in numerous taxing jurisdictions around the world, each with its own statutory tax rate. As a result, the blended statutory tax rate will vary from year to year depending on the mix of the profits and losses from each jurisdiction.

Our effective tax rate increased to 28.6% for the three months ended September 30, 2024 (three months ended September 30, 2023: 26.7%). The increase in the effective tax rate in the third quarter of 2024 was primarily due to an increase in non-deductible executive compensation related to the one-time acceleration of compensation expense for long-term awards.

Our effective tax rate decreased to 25.3% for the nine months ended September 30, 2024 (nine months ended September 30, 2023: 28.3%). The decrease in the effective tax rate in the third quarter of 2024 was primarily due to the favorable impact of the increase in net income attributable to non-controlling interests in consolidated entities.

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

Reconciliation of Operating revenues to Net revenues:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Operating revenues, U.S. GAAP basis	$1,515.4	$1,442.0	$4,474.0	$4,303.0
Revenue Adjustments (1)
Investment management fees	(207.0)	(193.7)	(603.1)	(578.9)
Service and distribution fees	(252.0)	(219.2)	(777.3)	(675.4)
Other	(40.6)	(35.3)	(118.6)	(111.5)
Total Revenue Adjustments	(499.6)	(448.2)	(1,499.0)	(1,365.8)
Invesco Great Wall (2)	76.9	90.7	237.7	288.8
CIP (3)	11.6	13.7	30.6	38.8
Net revenues	$1,104.3	$1,098.2	$3,243.3	$3,264.8

Reconciliation of Operating income to Adjusted operating income:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Operating income, U.S. GAAP basis	$100.5	$227.7	$520.4	$641.0
Invesco Great Wall (2)	37.6	52.1	120.2	160.3
CIP (3)	15.3	24.7	43.2	61.1
Transaction, integration and restructuring (4)	—	—	—	41.6
Amortization of intangible assets (5)	11.2	11.3	33.9	38.5
Compensation expense related to market valuation changes in deferred compensation plans (6)	36.6	(6.6)	65.3	15.6
One-time acceleration of compensation expense for currently outstanding long-term awards (7)	147.6	—	147.6	—
General and administrative (8)	—	—	50.0	(20.0)
Adjusted operating income	$348.8	$309.2	$980.6	$938.1

Operating margin(9)	6.6%	15.8%	11.6%	14.9%
Adjusted operating margin(10)	31.6%	28.2%	30.2%	28.7%

Reconciliation of net income attributable to Invesco to Adjusted net income attributable to Invesco

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per common share data)	2024	2023	2024	2023
Net income attributable to Invesco Ltd., U.S. GAAP basis	$55.0	$131.4	$328.7	$408.6
Adjustments (excluding tax):
Transaction, integration and restructuring (4)	—	—	—	41.6
Amortization of intangible assets (5)	11.2	11.3	33.9	38.5
Deferred compensation net market valuation changes (6)	10.2	15.9	4.0	(0.6)
One-time acceleration of compensation expense for currently outstanding long-term awards (7)	147.6	—	147.6	—
General and administrative (8)	—	—	50.0	(20.0)
Total adjustments excluding tax	$169.0	$27.2	$235.5	$59.5
Tax adjustment for amortization of intangible assets and goodwill (11)	$4.5	$4.4	$13.3	$12.2
Other tax effects of adjustments above	(28.7)	(3.8)	(33.1)	(3.3)
Adjusted net income attributable to Invesco Ltd.	$199.8	$159.2	$544.4	$477.0

Average common shares outstanding - diluted	455.6	453.1	457.9	457.2
Diluted EPS	$0.12	$0.29	$0.72	$0.89
Adjusted diluted EPS (12)	$0.44	$0.35	$1.19	$1.04
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
(2) Invesco Great Wall: The company reflects 100% of IGW in its Net revenues and Adjusted operating income (and by calculation, Adjusted operating margin). The company’s non-GAAP operating results reflect the economics of these holdings on a basis consistent with the underlying AUM and flows. Adjusted net income is reduced by the amount of earnings attributable to the noncontrolling interests.
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
(6) Market valuation changes related to deferred compensation plan liabilities: Certain deferred compensation plan awards involve a return to the employee linked to the appreciation (depreciation) of specified investments. The company economically hedges the exposure to market movements on these deferred compensation liabilities. Since these plans are economically hedged, the company believes it is useful to remove the market movements related to the deferred compensation plan liabilities from the calculation of Adjusted operating income (and by calculation, Adjusted operating margin) and to remove the net impact of the economic hedge from the calculation of Adjusted net income (and by calculation, Adjusted diluted EPS) to produce results that will be more comparable period to period.

(7) One-time acceleration of compensation expense for currently outstanding long-term awards: In the third quarter of 2024, the company recorded a one-time acceleration of Compensation expense of $147.6 million resulting from changes to the retirement criteria for vesting of currently outstanding long-term awards. Due to the non-recurring nature of this item, the company removed this expense in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income, and Adjusted diluted EPS as this will aid comparability of our results period to period.
(8) General and administrative: In the second quarter of 2024, the company recorded a $50.0 million liability related to regulatory matters. Due to the non-recurring nature of these items, the company removed the expense in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income, and Adjusted diluted EPS as this will aid comparability of our results period to period. The adjustment in 2023 removed insurance recoveries related to fund-related losses incurred in prior periods.
(9) Operating margin is equal to Operating income divided by Operating revenues.
(10) Adjusted operating margin is equal to Adjusted operating income divided by Net revenues.
(11) Tax adjustment for amortization of intangible assets and goodwill: The company reflects the tax benefit realized on the tax amortization of goodwill and intangible assets in Adjusted net income. The company believes it is useful to include this tax benefit in arriving at the Adjusted diluted EPS measure.
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

Balance Sheet Discussion (1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP and policyholder balances for the reasons outlined in footnote 1 to the table:

	As of September 30, 2024			As of December 31, 2023
Balance sheet information (in millions)	U.S. GAAP	Impact of CIP	As Adjusted	U.S. GAAP	Impact of CIP	Impact of Policyholders	As Adjusted
ASSETS
Cash and cash equivalents	$1,044.9	$—	$1,044.9	$1,469.2	$—	$—	$1,469.2
Investments	1,128.9	396.1	1,525.0	919.1	527.4	—	1,446.5
Assets of CIP:
Investments and other assets of CIP	8,012.1	(8,012.1)	—	9,016.0	(9,016.0)	—	—
Cash and cash equivalents of CIP	594.5	(594.5)	—	462.4	(462.4)	—	—
Assets held for policyholders (2)	—	—	—	393.9	—	(393.9)	—
Goodwill and intangible assets, net	14,547.1	—	14,547.1	14,539.6	—	—	14,539.6
Other assets (3)	2,175.1	11.6	2,186.7	2,133.6	18.8	—	2,152.4
Total assets	$27,502.6	$(8,198.9)	$19,303.7	$28,933.8	$(8,932.2)	$(393.9)	$19,607.7
LIABILITIES
Liabilities of CIP:
Debt of CIP	$6,562.6	$(6,562.6)	$—	$7,121.8	$(7,121.8)	$—	$—
Other liabilities of CIP	484.1	(484.1)	—	492.1	(492.1)	—	—
Policyholder payables (2)	—	—	—	393.9	—	(393.9)	—
Debt	890.3	—	890.3	1,489.5	—	—	1,489.5
Other liabilities (4)	3,659.0	—	3,659.0	3,520.5	—	—	3,520.5
Total liabilities	$11,596.0	$(7,046.7)	$4,549.3	$13,017.8	$(7,613.9)	$(393.9)	$5,010.0
EQUITY
Total equity attributable to Invesco Ltd.	$14,754.3	$0.1	$14,754.4	$14,597.6	$0.1	$—	$14,597.7
Noncontrolling interests (5)	1,152.3	(1,152.3)	—	1,318.4	(1,318.4)	—	—
Total equity	15,906.6	(1,152.2)	14,754.4	15,916.0	(1,318.3)	—	14,597.7
Total liabilities and equity	$27,502.6	$(8,198.9)	$19,303.7	$28,933.8	$(8,932.2)	$(393.9)	$19,607.7
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

Cash and cash equivalents

Cash and cash equivalents decreased by $424.3 million from $1,469.2 million at December 31, 2023 to $1,044.9 million at September 30, 2024. See “Cash Flows Discussion” below within this Management’s Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Investments

Investments are comprised primarily of the equity method investment in IGW, seed capital and co-investments in affiliated funds, and investments related to the company’s deferred compensation plans.

As of September 30, 2024, and December 31, 2023 the company had $1,011.2 million and $956.0 million in seed capital and co-investments, respectively, including direct investments in CIP. Total seed capital and co-investments is presented as a helpful measure for investors and represents our total net investment interest including our investment in CIP. The following table reconciles the investments balance to the total seed capital and co-investment balance.

	As of
(in millions)	September 30, 2024	December 31, 2023
Investments	$1,128.9	$919.1
Net investment in CIP	396.1	527.4
Less: Investments related to deferred compensation plans, joint ventures, and other investments	(513.8)	(490.5)
Total seed capital and co-investments (1)	$1,011.2	$956.0
____________
(1) Included in the total seed capital and co-investments balance as of September 30, 2024 is $299.7 million of seed capital and $711.5 million of co-investments (December 31, 2023: $314.1 million of seed capital and $641.9 million of co-investments).

Goodwill and intangible assets, net

Goodwill and intangible assets, net increased from $14,539.6 million at December 31, 2023, to $14,547.1 million at September 30, 2024. The increase includes foreign exchange impacts of $41.4 million offset by amortization of $33.9 million. If our revenue and operating income are adversely impacted by our AUM mix or unfavorable market conditions, including a significant decline in our stock price for an extended period of time, an impairment of goodwill and intangible assets may occur in future periods.

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

Sources of Liquidity by Type

	As of
(in millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$1,044.9	$1,469.2
Available revolver	2,000.0	2,000.0
Total sources of liquidity by type	$3,044.9	$3,469.2

Capital Management

Our capital management priorities have evolved with the growth and success of our business and include, in no particular order of priority: reinvestment in the business, maintaining a strong balance sheet and returning capital to shareholders longer term through a combination of modestly increasing dividends and share repurchases. During the three months ended September 30, 2024, the company repurchased 1.5 million common shares for $25.0 million in the open market.

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

We are in compliance with all regulatory minimum net capital requirements. As of September 30, 2024, the company’s minimum regulatory capital requirement was $349.1 million (December 31, 2023: $395.8 million).

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

The consolidation of $8,606.6 million of assets and $6,562.6 million of debt of CIP as of September 30, 2024, respectively, did not impact the company’s liquidity and capital resources. See Part I, Item 1, Financial Statements - Note 11, “Consolidated Investment Products,” for additional details.

Cash Flows Discussion

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flows information excluding the impact of the cash flows of CIP for the reasons outlined in footnote 1 to the table:

Cash flows information (1)	Nine months ended September 30, 2024			Nine months ended September 30, 2023
(in millions)	U.S. GAAP	Impact of CIP	As Adjusted	U.S. GAAP	Impact of CIP	As Adjusted
Cash and cash equivalents, beginning of the period	$1,931.6	$(462.4)	$1,469.2	$1,434.1	$(199.4)	$1,234.7
Cash flows from operating activities	873.1	(109.0)	764.1	586.5	227.8	814.3
Cash flows from investing activities	85.3	(180.9)	(95.6)	17.3	(189.1)	(171.8)
Cash flows from financing activities	(1,269.1)	159.5	(1,109.6)	(475.1)	(153.3)	(628.4)
Increase/(decrease) in cash and cash equivalents	(310.7)	(130.4)	(441.1)	128.7	(114.6)	14.1
Foreign exchange movement on cash and cash equivalents	18.5	(1.7)	16.8	(7.7)	0.4	(7.3)
Cash and cash equivalents, end of the period	$1,639.4	$(594.5)	$1,044.9	$1,555.1	$(313.6)	$1,241.5

Cash and cash equivalents	$1,044.9	$—	$1,044.9	$1,241.5	$—	$1,241.5
Cash and cash equivalents of CIP	594.5	(594.5)	—	313.6	(313.6)	—
Total cash and cash equivalents per condensed consolidated statement of cash flows	$1,639.4	$(594.5)	$1,044.9	$1,555.1	$(313.6)	$1,241.5
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

Cash inflows for the nine months ended September 30, 2024, excluding the impact of the consolidation of CIP, was partially driven by net inflows from changes in payables and receivables due to timing of payments and receipts.

Investing Activities

Cash outflows for the nine months ended September 30, 2024, excluding the impact of the consolidation of CIP, included Purchase of investments of $149.5 million (nine months ended September 30, 2023: $118.0 million purchases), partially offset by proceeds of $129.8 million from Capital distributions from equity method investees (nine months ended September 30, 2023: $19.4 million; this period also included proceeds of $50.8 million from the Sale of investments). In addition, the company had capital expenditures of $76.1 million for the nine months ended September 30, 2024 (nine months ended September 30, 2023: $124.0 million). Our capital expenditures related principally to investments in foundational technology projects.

Financing Activities

Financing cash outflows during the nine months ended September 30, 2024, excluding the impact of the consolidation of CIP, included $278.7 million of common dividend payments for the dividends declared in January, April and July (nine months ended September 30, 2023: common dividends paid of $267.7 million), $177.6 million of preferred dividend payments for dividends declared in January, April and July (nine months ended September 30, 2023: $177.6 million) and the payment of $28.3 million to meet employees’ withholding tax obligations on common share vestings (nine months ended September 30, 2023: $33.1 million). The nine months ended September 30, 2024 also included a $600.0 million redemption of our senior notes (nine months ended September 30, 2023: none). Financing cash outflows for the nine months ended September 30, 2024 also included purchases of common shares through the open market of $25.0 million (nine months ended September 30, 2023: $150.0 million).

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

On October 21, 2024, the company declared a third quarter 2024 cash dividend of $0.205 per common share to the holders of common shares. The dividend is payable on December 3, 2024, to common shareholders of record at the close of business on November 14, 2024, with an ex-dividend date of November 14, 2024.

On October 21, 2024, the company declared a preferred dividend of $14.75 per preferred share, representing the period from September 1, 2024 through November 30, 2024. The preferred dividend is payable on December 2, 2024.

The declaration, payment and amount of any future dividends will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The company has a policy of managing dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts.

Debt

The carrying value of our debt at September 30, 2024 was $890.3 million (December 31, 2023: $1,489.5 million). See Part I, Item 1, Financial Statements - Note 4, “Debt,” for additional disclosures.

For the nine months ended September 30, 2024, the company’s weighted average cost of debt was 4.70% (nine months ended September 30, 2023: 4.28%).

Financial covenants under the credit agreement include: (i) the quarterly maintenance of an Adjusted debt/Earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses (Covenant Adjusted EBITDA) leverage ratio, as defined in the credit agreement, of not greater than 3.25:1.00, (ii) an interest coverage ratio (Covenant Adjusted EBITDA/interest expense for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of

September 30, 2024, we were in compliance with our financial covenants. At September 30, 2024, our leverage ratio was 0.26:1.00 (December 31, 2023: 0.69:1.00), and our interest coverage ratio was 23.96:1.00 (December 31, 2023: 20.40:1.00).

The September 30, 2024 coverage ratio calculations are as follows:

(in millions)	Total	Q3 2024	Q2 2024	Q1 2024	Q4 2023
Net income/(loss) attributable to Invesco Ltd.	$(413.6)	$55.0	$132.2	$141.5	$(742.3)
Dividends on preferred shares	236.8	59.2	59.2	59.2	59.2
Interest expense	62.4	13.4	16.3	15.9	16.8
Tax expense/(benefit)	(92.2)	41.5	64.0	68.7	(266.4)
Amortization/depreciation/impairment	1,430.8	44.0	46.4	45.1	1,295.3
Common share-based compensation expense	77.8	17.5	18.4	21.1	20.8
One-time acceleration of compensation expense for currently outstanding long-term awards (2)	147.6	147.6	—	—	—
Regulatory matters (2)	50.0	—	50.0	—	—
Unrealized (gains)/losses from investments, net (1)	(4.4)	5.4	5.1	(10.4)	(4.5)
Covenant Adjusted EBITDA (3)	$1,495.2	$383.6	$391.6	$341.1	$378.9
Adjusted debt (3)	$393.8
Leverage ratio as of September 30, 2024 (Adjusted debt/Covenant Adjusted EBITDA - maximum 3.25:1.00)	0.26
Interest coverage ratio as of September 30, 2024 (Covenant Adjusted EBITDA/Interest expense - minimum 4.00:1.00)	23.96
(1)    Adjustments for unrealized gains and losses from investments, as defined in our credit agreement, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.
(2)    Unusual or otherwise non-recurring gains and losses, as defined in our credit agreement, are adjusted for in the determination of Covenant Adjusted EBITDA. A one-time acceleration of $147.6 million in expense resulting from changes to the criteria for retirements for currently outstanding long-term awards recorded in the third quarter of 2024 and a liability related to regulatory matters recorded in the second quarter of 2024 are non-recurring expenses and have been removed from the determination of Covenant Adjusted EBITDA.
(3)    Covenant Adjusted EBITDA and Adjusted debt are non-GAAP financial measures that are used by management in connection with certain debt covenant calculations under our credit agreement. The calculation of Covenant Adjusted EBITDA above (a reconciliation from Net income attributable to Invesco Ltd.) is defined by our credit agreement, and therefore Net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to Covenant Adjusted EBITDA. The calculation of Adjusted debt is defined in our credit agreement and equals debt of $890.3 million plus $3.5 million in letters of credit less $500.0 million of excess unrestricted cash (cash and cash equivalents less the minimum regulatory capital requirement, not to exceed $500 million).

Credit and Liquidity Risk

The company manages its capital by reviewing annual and projected cash flow forecasts and by monitoring credit, liquidity and market risks, such as interest rate and foreign currency risks (as discussed in Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk), through measurement and analysis.

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. The company is primarily exposed to credit risk through its cash and cash equivalent deposits, which are held by external firms. The company invests its cash balances in its own institutional money market products, as well as with external high credit-quality financial institutions. These arrangements create exposure to concentrations of credit risk. As of September 30, 2024, our maximum exposure to credit risk related to our cash and cash equivalent balances is $1,044.9 million, of which $548.6 million is invested in affiliated money market funds. See Part I, Item 1, Financial Statements - Note 2, "Fair Value of Assets and Liabilities," for information regarding cash and cash equivalents invested in affiliated money market funds.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as they become due. The company is exposed to liquidity risk through its $890.3 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed credit agreement, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.

Effects of Inflation

Inflation can impact our organization primarily in two ways. First, inflationary pressures can result in increases in our cost structure, especially to the extent that large expense components such as compensation are impacted. To the degree that these expense increases are not recoverable or cannot be counterbalanced through pricing increases due to the competitive environment, our profitability could be negatively impacted. Secondly, the value of the assets that we manage may be negatively impacted when inflationary expectations result in a rising interest rate environment. A decline in the values of AUM could lead to reduced revenues as management fees are generally calculated based upon the value of AUM.

Common Share Repurchase Plan

During the three months ended September 30, 2024 the company repurchased 1.5 million common shares for $25.0 million in the open market (three months ended September 30, 2023: none; nine months ended September 30, 2023 9.6 million common shares for $150.0 million). At September 30, 2024, approximately $357.2 million remains available under the share repurchase authorizations approved by the Board on July 22, 2016.

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

Recent Accounting Standards

See Part I, Item 1, Financial Statements - Note 1, "Accounting Policies - Accounting Pronouncements Recently Adopted.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk and foreign exchange rate risk. There have not been any material changes to the company’s exposures to market risks during the period ended September 30, 2024 that would require an update to the disclosures provided in the most recent Form 10-K.

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

Assuming the revenue yield on AUM for the year remains unchanged, a decline in the average AUM for the year would result in a corresponding decline in revenue. Certain expenses, including distribution and compensation expenses, may not vary in proportion with the changes in the market value of AUM. As such, the impact on operating margin or net income of a decline in the market values of AUM may be greater than the percentage decline in the market value of AUM.

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

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. See Part I, Item 1, Financial Statements - Note 4, “Debt,” for details of the company’s debt arrangements. As of September 30, 2024, the interest rates on 100.0% of the company’s borrowings were fixed for a weighted average period of 9.15 years, and the company had a zero balance on its floating rate credit agreement.

Foreign Exchange Rate Risk

The net assets and financial results of the company’s foreign operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco.

The company is also exposed to foreign translation risk on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation losses were $3.1 million during the nine months ended September 30, 2024 (nine months ended September 30, 2023: $1.9 million gains) and are included in General and administrative expenses and Other gains/ (losses), net on the Condensed Consolidated Statements of Income.

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

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2024. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated any change in our internal control over financial reporting that occurred during the nine months ended September 30, 2024 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended September 30, 2024:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (millions)
July 1-31, 2024	443,943	$16.51	155,367	$379.6
August 1-31, 2024	761,295	$16.50	706,389	$368.0
September 1-30, 2024	644,331	$16.66	643,342	$357.2
Total	1,849,569		1,505,098
____________
(1)    An aggregate of 344,471 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.
(2)    At September 30, 2024, a balance of $357.2 million remains available under the share repurchase authorization approved by the Board on July 22, 2016.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
October 29, 2024	/s/ ANDREW R. SCHLOSSBERG
Andrew R. Schlossberg
President and Chief Executive Officer

October 29, 2024	/s/ L. ALLISON DUKES
L. Allison Dukes
Senior Managing Director and Chief Financial Officer