Form 10-K
period 2024-12-31
Invesco Ltd.
filed 2025-02-25
CIK 914208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
At June 30, 2024, the aggregate market value of the voting stock held by non-affiliates was $5.5 billion, based on the closing price of the registrant's Common Shares, par value U.S. $0.20 per share, on the New York Stock Exchange. At January 31, 2025, the most recent practicable date, the number of Common Shares outstanding was 447,601,799.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant will incorporate by reference information required in response to Part II, Item 5 and Part III, Items 10-14 in its definitive Proxy Statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

We include cross references to captions elsewhere in this Annual Report on Form 10-K, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

GLOSSARY OF DEFINED TERMS

Adjusted SOFR	—	Secured Overnight Financing Rate plus 0.10% adjustment
AI	—	Artificial Intelligence
AIF	—	Alternative Investment Funds
APAC	—	Asia-Pacific
AUM	—	Assets under management
Board	—	Board of Directors
bps	—	Basis points
CEO	—	Chief Executive Officer
CIP	—	Consolidated investment products
CISO	—	Chief Information Security Officer
CLOs	—	Collateralized loan obligations
Companies Act	—	Companies Act 1981 of Bermuda
CODM	—	Chief Operating Decision Maker
COSO	—	Committee of Sponsoring Organizations of the Treadway Commission
Covenant Adjusted EBITDA	—	A financial measure set forth in covenants in our revolving credit agreement, which is defined to be earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses

EMEA	—	Europe, Middle East and Africa
EPS	—	Earnings per share
ERISA	—	Employee Retirement Income Security Act of 1974
ESG	—	Environmental, social and governance
ESMA	—	European Securities and Markets Authority
ETFs	—	Exchange-traded funds
EU	—	European Union
FASB	—	Financial Accounting Standards Board
FCA	—	Financial Conduct Authority
GDPR	—	General Data Protection Regulation
GCSO	—	Global Chief Security Officer
GEIP ST	—	2010 Global Equity Incentive Plan ST
IGW or Invesco Great Wall	—	Invesco Great Wall Fund Management Company Limited
Long-term awards	—	Common share-based awards and other long-term awards
MassMutual	—	Massachusetts Mutual Life Insurance Company
NAV	—	Net asset value
NYSE	—	New York Stock Exchange
OECD	—	Organization for Economic Cooperation and Development
PCAOB	—	Public Company Accounting Oversight Board
Revolving credit agreement or credit facility	—	Sixth amended and restated credit agreement, dated as of April 26, 2023, among Invesco Finance PLC and Bank of America included within Exhibit 10.1 of this Annual Report on Form 10-K
RSAs	—	Restricted stock awards
RSUs	—	Restricted stock units
S&P	—	Standard & Poor's
SEC	—	U.S. Securities and Exchange Commission
SFC	—	Securities Futures Commission of Hong Kong
SFDR	—	Sustainable Finance Disclosure Regulation
SOFR	—	Secured Overnight Financing Rate
the company	—	Invesco Ltd. and its consolidated entities
the Parent	—	Invesco Ltd.
Report	—	this Annual Report on Form 10-K
TRS	—	Total return swap
UITs	—	Unit investment trusts
U.K.	—	United Kingdom
U.S.	—	United States
U.S. GAAP	—	U.S. Generally Accepted Accounting Principles
UCITS	—	Undertakings for the Collective Investment in Transferable Securities
UTBs	—	Unrecognized tax benefits
VIE	—	Variable interest entity
VOE	—	Voting interest entity
i

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, other public filings and oral and written statements by us and our management, may include statements that constitute “forward-looking statements” within the meaning of the United States (U.S.) securities laws. These statements are based on the beliefs and assumptions of our management and on information available to us at the time such statements are made. Forward-looking statements include information concerning future results of our operations, expenses, earnings, liquidity, cash flows, capital expenditures, and assets under management (AUM) that could differ materially from actual results due to known and unknown risks and other important factors, including, but not limited to, industry or market conditions, geopolitical events and pandemics or health crises and their respective potential impact on the company, acquisitions and divestitures, debt and our ability to obtain additional financing or make payments, regulatory developments, demand for and pricing of our products, the prospects for certain legal contingencies, and other aspects of our business or general economic conditions. In addition, when used in this Report or such other documents or statements, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, are intended to identify forward-looking statements. None of this information should be considered in isolation from, or as a substitute for, historical financial statements.

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
•competitive pressures in the investment management business, including consolidation, which may force us to reduce fees we charge;
•failure to properly address the increased transformative pressures affecting the asset management industry;
•any inability to adjust our expenses quickly enough to match significant deterioration in markets;
•the effect of fluctuations in interest rates, liquidity and credit markets in the U.S. or globally;
•failure to maintain adequate corporate and contingent liquidity;
•exposure through certain investment products to credit losses in excess of our expectations and risks related to early stage real estate-related companies;
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
•our debt and the limitations imposed by our revolving credit agreement;
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
•failure to meet disclosure requirements and expectations related to sustainability or ESG, and
•enactment of adverse federal, state or foreign legislation or changes in government policy or regulation (including accounting standards) affecting our operations, our capital requirements or the way in which our profits are taxed.

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

Summary of Risk Factors

The following is a summary of material risks we are exposed to in the course of our business activities that could have an adverse effect on our business. It does not contain all of the information that may be important to you and should be read together with the more detailed discussion of risks in Item 1A, Risk Factors.

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
•Our private market products include investments in private credit, real estate, private market funds of funds and direct equity investments in operating companies that may expose our investment products, our clients and, to the extent of our investment in such investment products, us to risks and liabilities and to reputational harm.
•Our investment products, clients and, to the extent of our investment in such investment products, we could incur losses if the allowance for credit losses, including loan and lending-related commitment reserves, of portfolio-level investments is inadequate or if our expectations of future economic conditions deteriorate.
•We may be unable to develop new products and services, and the development of new products and services may expose us to additional costs or operational risk.
•The failure or negative performance of products offered by competitors may have a negative impact on similar Invesco products irrespective of our performance.

Risks Related to Human Capital, Operations and Technology
•Our investment management professionals and other key employees are a vital part of our ability to attract and retain clients, and the loss of key individuals or a significant portion of those professionals could result in a reduction of our AUM, revenues and net income.
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
•Disclosure requirements and expectations related to sustainability or environmental, social, and governance (ESG) are increasing and evolving. Our inability to meet these requirements and expectations could cause regulatory or reputational harm and affect our ability to attract and retain clients.
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
•If we are unable to successfully recover from a man-made or natural disaster, severe weather event, health crisis or pandemic or other business continuity problem, we could suffer material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
•Our business is vulnerable to deficiencies and failures in support systems, including data management, and customer service functions that could lead to breaches and errors or reputational harm, resulting in loss of customers or claims against us or our subsidiaries.
•Disruptions in the markets, to market participants and to the operations of third parties whose functions are integral to our exchange-traded funds (ETFs) platforms may adversely affect the prices at which ETFs trade, particularly during periods of market volatility.
•The recent advancements in and increased use of artificial intelligence (AI) present risks and challenges that may adversely impact our business.

Risks Related to Accounting, Capital Management and Liquidity
•The carrying value of goodwill and other intangible assets on our balance sheet has become impaired in the past and could become impaired in the future, which would adversely affect our results of operations.
•Our revolving credit agreement imposes operating covenants that impact our ability to conduct certain activities and, if amounts borrowed under it were subject to accelerated repayment, we might not have sufficient assets or liquidity to repay such amounts in full.
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

Risks Related to Regulatory and Legal Matters
•We operate in an industry that is highly regulated in most countries, and any enforcement action or proceedings against us or significant changes in the laws or regulations governing our business or industry could damage our reputation or decrease our AUM, revenues, net income and liquidity.
•Civil litigation and governmental investigations and enforcement actions or proceedings against us could adversely affect our AUM and future net income and increase our costs of doing business.
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

PART I
Item 1.  Business

Introduction

Invesco Ltd. (the Parent), along with its consolidated entities (collectively, Invesco or the company), is an independent investment management firm dedicated to delivering a superior investment experience. Our comprehensive range of active, passive and alternative investment capabilities has been constructed over many years to help clients achieve their investment objectives. We draw on this comprehensive range of capabilities to provide solutions designed to deliver key outcomes aligned to client needs.

With approximately 8,500 employees and an on-the-ground presence in more than 20 countries, Invesco is well positioned to meet the needs of investors across the globe. We have specialized investment teams managing investments across a broad range of asset classes, investment styles and geographies. For decades, individuals and institutions have viewed Invesco as a trusted partner for a comprehensive set of investment needs. We have a significant presence in the retail and institutional markets within the investment management industry in the Americas, Europe, Middle East and Africa (EMEA) and Asia-Pacific (APAC), serving clients in more than 120 countries. As of December 31, 2024, the firm managed approximately $1.85 trillion in assets for investors around the world.

The key drivers of success for Invesco are long-term investment performance, high-quality client service, effective distribution relationships delivered across a diverse spectrum of investment management capabilities, distribution channels, geographic areas and market exposures, and competitive pricing. Through our focus on these areas, we seek to deliver better outcomes for clients, generate competitive investment results and positive net flows, and increase AUM and revenues.

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

Industry Trends

Trends around the world continue to transform the investment management industry and underscore the need to be well diversified with broad capabilities globally:

Individuals and Institutions expect personalized outcomes and experience
•Distribution partners are becoming more selective and continuing to maintain fewer relationships and partners, reducing the number of trusted investment managers with whom they work.
•Clients and distribution partners are demanding more from investment managers. While performance remains paramount and competitive pricing is essential, best-in class experience and value-added services (including portfolio analytics and consultative solutions) increasingly differentiate managers.

Structural shifts in client portfolio allocations
•Private market allocations continue to increase and become a more meaningful part of retail portfolios, driving industry fee growth as well as innovation and democratization.
•Beta, factor, and index offerings will continue to be core to portfolios in transparent, efficient markets. In this space, clients will demand ease of access and competitive pricing.
•Investors are selecting active strategies and place a high bar on proven and consistent performance.
•Investors have been shifting their investment strategies toward passively managed strategies, and we believe this trend will continue.

Leading asset managers must quickly curate options that solve clients’ problems
•Investment capabilities will be delivered efficiently and seamlessly using technologies, platforms, and vehicles.
•Investment managers are finding new ways of leveraging data and analytics to create insights that will provide strategic advantage and drive investment, distribution, and operational excellence.
•Winners will invest in talent and skills across new ecosystems, requiring new ways of working and strategic partnerships to drive synergies and scale.

These dynamics are driving fundamental changes within the industry and, we believe, will drive increasing consolidation. Additionally, the U.S. and China will continue to be the dominant global wealth markets, and global asset management leaders will need a considerable footprint in these markets. We believe the depth and breadth of Invesco's platform position us to understand, anticipate, and meet our clients' needs, successfully competing within our industry over the long term.

Strategy

At Invesco, we seek to drive sustainable profitable growth by delivering capabilities that build enduring relationships and create better outcomes for our clients. We have an advantageous position globally as a diversified, client-centric asset manager and a strategy to deliver for our shareholders. The firm's strategic priorities are aligned with four key long-term themes that are designed to sharpen our focus on clients' needs, further strengthen our business over time and help ensure our long-term success:

Deliver the excellence our clients expect
•Achieve strong, long-term investment performance.
•Deliver a quality investment process and a frictionless experience with superior engagement.
•Provide a holistic value proposition including advice and solutions to help our clients best manage their portfolios and succeed with their own clients.

Grow high demand investment offerings
•Prioritize the intersection of market size, secular change, and Invesco’s unique position to drive growth in the highest opportunity regions.
•Grow high demand private markets capabilities leveraging our strong retail channel and expanding investment strategies.
•Drive profitable organic growth, emphasizing high demand, scalable investment capabilities, and delivery vehicles.

Create an environment where talented people thrive
•Attract and develop high performing, diverse talent with skills aligned to deliver against business outcomes.
•Create an inclusive and engaging culture that values diversity of thought which enables us to work as one team to deliver better outcomes.

Act like owners for all stakeholders
•Embed next generation technology across all aspects of the business
•Strengthen financial flexibility emphasizing operating leverage

As an integrated global investment manager, we are keenly focused on meeting clients' needs and operating effectively and efficiently. We take a unified approach to our business and present our financial statements and other disclosures under one operating segment, “investment management.”

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

Distribution Channels

Retail AUM typically originate from clients investing into funds available to the public in the form of shares or units. Institutional AUM originate from entities such as individual corporate clients, insurance companies, endowments, foundations, government authorities, universities or charities. AUM disclosed as retail AUM include AUM distributed by the company's retail sales teams. AUM disclosed as institutional AUM include AUM distributed by the company's institutional sales teams.

The company operates as an integrated global investment manager. Dedicated sales forces deliver our investment strategies through a variety of vehicles that meet the needs of retail and institutional clients. Note that not all products sold in the retail distribution channel are in "retail" vehicles, and not all products sold in the institutional channel are in "institutional" vehicles, as described in the table below. This aggregation, however, is viewed as a proxy for presenting AUM in the retail and institutional markets in which we operate.

The following lists our primary investment vehicles by distribution channel:

Retail	Institutional
● Alternative Investment Funds (AIF)	● Collective Trust Funds
● Closed-end Mutual Funds	● ETFs
● Exchange-traded funds (ETFs)	● Institutional Separate Accounts
● Individual Savings Accounts	● Open-end Mutual Funds
● Investment Companies with Variable Capital (ICVC)	● Private Funds
● Investment Trusts
● Real Estate Investment Trusts (REIT)
● Open-end Mutual Funds
● Private Funds
● Separately Managed Accounts (SMA)
● Société d'investissement à Capital Variable (SICAV)
● Unit Investment Trusts (UITs)
● Variable Insurance Funds

Retail

Retail AUM were $1,265.6 billion at December 31, 2024. We offer retail products within all of the major asset classes. Our retail products are primarily distributed through third-party financial intermediaries, including major wire houses, direct wealth platforms, regional broker-dealers, insurance companies, banks and financial planners in the Americas, and independent brokers and financial advisors, banks and direct wealth platforms in EMEA and APAC.

The Americas and EMEA retail operations rank among the largest by AUM in their respective markets. As of December 31, 2024, Invesco's U.S. retail business, including our ETFs franchise, is among the leading asset managers in the U.S., and Invesco's retail business in EMEA is among the largest non-proprietary investment managers in the retail channel. In addition, Invesco Great Wall Fund Management Company Limited (IGW or Invesco Great Wall), our joint venture in China, is one of the largest Sino-foreign managers of equity products in China, with total AUM of approximately $93.2 billion at December 31, 2024. We provide our retail clients with one of the industry's most robust and comprehensive product lines.

Institutional

Institutional AUM were $580.4 billion at December 31, 2024. We offer a broad suite of domestic and global strategies, including traditional and quantitative equities, fixed income (including money market funds for institutional clients), real estate, financial structures and absolute return strategies. Regional sales forces distribute our products and provide services to clients and intermediaries around the world. We have a diversified client base that includes major public and private entities, unions, non-profit organizations, endowments, foundations, pension funds, financial institutions and sovereign wealth funds. Invesco's institutional money market funds serve some of the largest financial institutions, government entities and companies in the world.

AUM Diversification

One of Invesco's competitive strengths is the diversification of AUM by client domicile, distribution channel and investment capability. We serve clients in more than 120 countries. The following tables present a breakdown of AUM by client domicile, distribution channel and investment capability as of December 31, 2024. Additionally, the fourth table below illustrates the split of our AUM as Passive and Active. Passive AUM include index-based ETFs, UITs, non-management fee earning AUM and other passive mandates. Active AUM are total AUM less Passive AUM. See the company's disclosures regarding the changes in AUM for the year ended December 31, 2024 in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Assets Under Management” for additional information regarding changes in AUM.

By Client Domicile
(in billions)	Total	1-Yr Change
☐ Americas	$1,315.5	16.0%
☐ EMEA	260.3	20.6%
☐ APAC	270.2	14.7%
Total	$1,846.0

By Distribution Channel
(in billions)	Total	1-Yr Change
☐ Retail	$1,265.6	21.5%
☐ Institutional	580.4	6.8%
Total	$1,846.0

By Investment Capability
(in billions)	Total	1-Yr Change
☐ ETFs and Index	$484.0	33.7%
☐ Fundamental Fixed Income	281.1	3.1%
☐ Fundamental Equities	266.5	2.3%
☐ Private Markets	128.5	(0.9)%
☐ APAC Managed	118.8	10.0%
☐ Multi-Asset/Other	58.8	2.4%
☐ Global Liquidity	189.4	14.8%
☐ QQQ	318.9	38.7%
Total	$1,846.0

Active vs. Passive
(in billions)	Total	1-Yr Change
☐ Active	$1,026.5	4.2%
☐ Passive	819.5	36.6%
Total	$1,846.0

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

As of December 31, 2024, the company had 8,508 (December 31, 2023: 8,489) employees with an on-the-ground presence in over 20 countries. Our employees are not covered under collective bargaining agreements.

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

In recent years, capital and credit markets have experienced substantial volatility. In this regard:

•In the event of extreme circumstances, including an economic, political or business crisis, such as widespread systemic failures or disruptions in the global or regional financial systems or failures of firms that have significant obligations as counterparties on financial instruments, we may suffer significant declines in AUM and severe liquidity or valuation issues in managed investment products in which client and company assets are invested, all of which would adversely affect our operating results, financial condition, liquidity, credit ratings, ability to access capital markets and ability to retain and attract key employees. Additionally, these factors could impact our ability to realize the carrying value of our goodwill and other intangible assets.
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

While inflation declined in 2024, our business is exposed to risks associated with inflation and fluctuations in interest rates should they increase in the future. Certain institutional investors using money market products and other short-term duration fixed income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields. These redemptions would reduce AUM, thereby reducing our revenues and net income. If securities within a money market portfolio default or investor redemptions force the portfolio to realize losses, there could be negative pressure on its net asset value (NAV). Although money market investments are not guaranteed instruments, the company might decide, under such a scenario, that it is in its best interest to provide support in the form of a support agreement, capital infusion or other methods to help stabilize a declining NAV, which may have an adverse impact on our profitability. Additionally, we have investments, including collateralized loan obligations (CLOs), real estate-related loans, commercial loans and seed capital in fixed income funds, the valuation of which could vary with changes in interest and default rates. Declines in the values of AUM could lead to reduced revenues and net income as management fees are generally calculated based upon the size of AUM.

Our financial condition and liquidity would be adversely affected by losses on our seed capital and co-investments.
The company has investments in managed investment products that invest in a variety of asset classes, including equities, fixed income products, commodities, derivatives, other similar financial instruments, and alternative investment products. Investments in these products are generally made to establish a track record, meet purchase size requirements for trading blocks or demonstrate economic alignment with other investors in our funds. Adverse market conditions may result in the need to write down the value of these seed capital and co-investments, which may adversely affect our results of operations or liquidity. As of December 31, 2024, we had approximately $1,125.6 million in seed capital and co-investments.

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

Our investment performance is critical to the success of our business. Strong investment performance often stimulates sales of our products. Poor investment performance (on a relative or absolute basis) as compared to third-party benchmarks or competitive products has in the past led, and could in the future lead, to a termination of investment management agreements, a decrease in sales of our products or stimulate redemptions from existing products, each of which could lower the overall level of AUM, reduce our management fees and negatively impact our revenues and net income. There is no assurance that past or present investment performance in our products will be indicative of future performance. If we fail, or appear to fail, to address successfully and promptly the underlying causes of any poor investment performance, we may be unsuccessful in reversing such underperformance, which could result in client loss or redemptions and the loss of future business prospects, both of which would negatively impact our revenues and net income.

Failure to properly address the increased transformative pressures affecting the asset management industry could negatively impact our business.

The asset management industry is facing transformative pressures and trends from a variety of different sources, including increased fee pressure; a continued shift away from actively managed fundamental equities and fixed income strategies towards alternatives, passive index and smart beta strategies; increased demands from clients and distributors for client engagement and services; a trend towards institutions concentrating on fewer relationships and partners and reducing the number of investment managers they work with; increased regulatory activity and scrutiny of many aspects of the asset management industry, including ESG practices and related matters, transparency/unbundling of fees, inducements, conflicts of interest, capital, liquidity, solvency, leverage, operational risk management, controls and compensation; addressing the key emerging markets in the world, such as China and India, which often have populations with different needs, preferences and horizons than the more developed U.S. and European markets; advances in technology and digital wealth and distribution tools and increasing client interest in interacting digitally with their investment portfolios; and growing crypto asset markets that remain subject to substantial volatility and significant regulatory uncertainty. As a result of these trends and pressures, the asset management industry is facing an increased level of disruption. If we are unable to adapt our strategy and business to adequately address these trends and pressures, we may be unable to satisfactorily meet client needs, our competitive position may weaken, and our AUM, revenues, and net income may be adversely affected.

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

In addition, technology is subject to rapid advancements and changes and our competitors may, from time to time, implement newer technologies or more advanced platforms for their services and products, including digital advisers, low cost, high speed financial applications and services and investment platforms based on AI and other advanced electronic systems, which could adversely affect our business if we are unable to remain competitive.

Our private market products include investments in private credit, real estate, private market funds of funds and direct equity investments in operating companies that may expose our investment products, our clients and, to the extent of our investment in such investment products, us to risks and liabilities and reputational harm.

Our private market products include investments in private credit, real estate, private market funds of funds and direct equity investments in operating companies that may expose our investment products, our clients and, to the extent of our investment in such investment products, us to risks and liabilities that are inherent in the ownership, management and operation of such investments as well as reputational harm. These may include:

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
•risks related to investment in “stressed” and “distressed” securities, including abrupt and erratic market movements, above-average price volatility and bankruptcy;
•risks relating to minority equity investments and joint ventures, including limited control over the applicable portfolio investments or joint ventures;
•risks associated with a lack of diversification, such that any adverse change in one or a small number of issuers could have a material adverse effect on an investment product’s or client’s investments;
•accidents, pandemics, health crises or catastrophic events, climate-related risks, including greater frequency or intensity of adverse weather and natural disasters, that are beyond our control;
•personal injury or property damage;
•risks relating to reliance on underlying managers and funds to effect fund of funds programs;
•risks relating to the use of leverage, including as a result of increasing interest rates or an inability to timely obtain and effectively deploy leverage;
•failures on the part of third-party managers, service providers or sub-contractors appointed in connection with investments or projects to adequately perform their contractual duties or operate in accordance with applicable laws;
•exposure to stringent and complex foreign, federal, state and local laws, ordinances and regulations, including those related to private fund advisers, financial crime, permits, government contracting, conservation, exploration and production, lending, tenancy, occupational health and safety, employment law and regulation, foreign investment and environmental protection;
•environmental hazards;

•changes to the supply and demand for properties and/or tenancies;
•risks related to the availability, cost, coverage and other limitations on insurance;
•the financial resources of tenants or loan counterparties;
•contingent liabilities on disposition of investments; and
•conflicts of interest related to investments in operating companies.

The above risks may expose our investment products, clients and us, to the extent of our investment in such investment products, to expenses and liabilities, including costs associated with delays or remediation and increased legal or regulatory costs, all of which could impact the returns earned by our investment products and clients.

These risks could also result in direct liability for us by exposing us to losses, regulatory sanctions or litigation, including claims for compensatory or punitive damages. In addition, market conditions may change during the course of real estate development projects in which our investment products and clients invest that make such developments less attractive than at the time it was commenced and potentially harm the investment returns of our investment products, our clients and, to the extent of our investment in such investment products, us.

The occurrence of any such events may expose us to reputational harm, or cause our AUM, revenues and net income to decline.

Our investment products, clients and, to the extent of our investment in such investment products, we could incur losses if the allowance for credit losses, including loan and lending-related commitment reserves, of portfolio-level investments is inadequate or if our expectations of future economic conditions deteriorate.

When our investment products or clients loan money, commit to loan money, provide credit or enter into a credit-related contract or mortgage loan with a counterparty, our investment products, clients and, to the extent of our investment in such investment products, we incur credit risk or the risk of loss if the borrower or counterparty does not timely repay its loans or fails to perform according to the terms of its agreement. The revenues and profitability of investment products and clients may be subordinated (and thus exposed to the first level of default risk) or otherwise subject to substantial credit risks. Certain investments, including second lien debt, have a comparatively higher degree of risk of a loss of capital and may not show any return for a considerable period of time.

The revenues and profitability of investment products, clients and, to the extent of our investment in such investment products, us are adversely affected when borrowers and counterparties default, in whole or in part, on their obligations or when there is a significant deterioration in the credit quality of the loan portfolio or decline in the value of collateral. In the event of a default, investment returns will depend on the ability to foreclose and liquidate the collateral. Certain debt-related holdings may be difficult or impossible to dispose of readily at what we believe to be a fair price. Investment products and clients can have exposure to lower-rated instruments and securities, which generally reflects a greater possibility that adverse changes in the financial condition of the borrower or in general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings), or both, may impair the ability of the borrower to make payment of principal and interest.

Current and future market and economic developments may increase default and delinquency rates and negatively impact the quality of the credit portfolio. Although our estimates contemplate current conditions and how we expect them to change over the life of the investment portfolio, it is possible that actual conditions could be worse than anticipated, which could cause our revenues and net income to decline.

We may be unable to develop new products and services, and the development of new products and services may expose us to additional costs or operational risk.

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

Risks Related to Human Capital, Operations and Technology

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

Substantially all our revenues are derived from investment management agreements. Investment management agreements are generally terminable upon 30 or fewer days' notice. Agreements with U.S. registered funds may be terminated with notice, or terminated in the event of an “assignment” (as defined in the U.S. Investment Company Act of 1940, as amended), and must be renewed and approved annually by the disinterested members of each fund's Board of Trustees or Directors, as required by law. In addition, the Boards of Trustees or Directors of certain other funds generally may terminate these investment management agreements upon written notice for any reason. Open-end registered fund and unit trust investors may generally withdraw their funds at any time without prior notice. Institutional clients may elect to terminate their relationships with us or reduce the aggregate amount of AUM, generally on short notice. Any termination of or failure to renew a significant number of these agreements, or any other loss of a significant number of our clients or AUM, would adversely affect our revenues, net income, and liquidity.

The quantitative models we use and our index tracking investment solutions may contain errors, which could result in financial losses or adversely impact product performance and client relationships.

We use various quantitative models to support investment decisions and investment processes, including those related to portfolio management, portfolio risk analysis, and client investment guidance. While we maintain controls to seek to prevent, detect and correct any errors, even effective controls and procedures can only provide reasonable assurance of achieving their control objectives. Any errors in the underlying models or model assumptions could have unanticipated and adverse consequences on our business and reputation. These risks may be heightened by the rapid growth and complexity of new models, evolving data sets and standards, and market volatility. In addition, we offer index tracking investment solutions for our passive products, and any errors or disruptions in our ability to accurately track a subject index could materially adversely affect our business or reputation, which would adversely affect our AUM, revenues, net income, and liquidity.

Disclosure requirements and expectations related to sustainability or ESG are increasing and evolving. Our inability to meet these requirements and expectations could cause regulatory or reputational harm and affect our ability to attract and retain clients.

Requirements and expectations related to commitment to and disclosures around sustainability or ESG topics continue to increase globally. These requirements are distinct from typical financial reporting constructs, given their focus on the disclosure of future sustainability or ESG related goals and targets, the strategy and governance designed to achieve those targets, and reporting of relevant metrics delineating progress towards those targets. Additionally, sustainability or ESG related disclosure requirements may use different definitions of materiality than those used for financial statement disclosures, including a focus on so-called “double materiality,” which can evaluate a sustainability or ESG matter as material, regardless of its direct impact on us, based on broader societal impacts.

Given evolving requirements and the associated standards, methodologies, processes, and controls related to sustainability and ESG related requirements and disclosures that may impact us or our clients, diverging requirements across jurisdictions, and distinct definitions and standards for materiality that could result in conflicting disclosures across frameworks, we may make disclosures that are incorrect or incomplete or fail to make required disclosures, which may result in regulatory or reputational consequences or that may directly or indirectly impact our ability to attract and retain clients.

Further, fiduciary, anti-competitive, voting power, governance, and other concerns with ESG investment strategies continue to be the subject of legislative and regulatory debate globally, particularly at both the federal and state levels in the U.S., the outcomes of which could impact both our asset management business and our clients, as well as, potentially, our investment activities more broadly. Certain U.S. officials have suggested that sustainability or ESG related investing practices may result in violations of law, including antitrust laws, and breaches of fiduciary duty. Views on sustainability or ESG practices, particularly those related to climate issues, have also become part of political discourse, which can amplify the reputational risks associated with such allegations. Further risks related to ESG investment strategies include negative market perception and diminished sales effectiveness and regulatory and litigation consequences associated with greenwashing claims or driven by association with certain clients, industries or products that may be inconsistent with our other clients’ ESG priorities.

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

Our business also requires us to continuously manage actual and potential conflicts of interest, including situations where our services to a particular client conflict, or are perceived to conflict, with the interests of other clients or our own interests. The willingness of clients to enter into transactions in which such a conflict might arise may be affected if we fail - or appear to fail - to deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions.

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

Our continued success in effectively managing and growing our business depends on our ability to integrate our varied accounting, financial, information and operational systems on a global basis. Moreover, adapting or developing the existing technology systems we use to meet our internal needs, as well as client needs, industry demands and new regulatory requirements, is also critical for our business. The introduction of new technologies, such as our State Street Alpha platform, presents new challenges and new potential risks to us. On an ongoing basis, we need to upgrade and improve our technology, including our data processing, financial, accounting, shareholder servicing and trading systems. Implementing any such upgrades, updates or other changes or replacements for our systems may be expensive and time-consuming, could divert management’s focus away from core business activities and may adversely affect our business if additional or unanticipated time or resources are necessary to complete any such changes to our systems. If the updated or new systems, such as our State Street Alpha platform, do not operate as anticipated or if other unforeseen issues arise with the transition to the new or updated systems, our business may be adversely affected. Further, we also must be proactive and prepared to implement new technology when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions.. These needs could present operational issues or require significant capital and may require us to reevaluate the current value and/or expected useful lives of the technology we use, which could negatively impact our AUM, revenues, net income and liquidity.

If we are unable to successfully recover from a man-made or natural disaster, severe weather event, health crisis or pandemic or other business continuity problem, we could suffer material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

If we were to experience a man-made or natural disaster, severe weather event, health crisis or pandemic, such as new variant of COVID-19, or other business continuity problem, our continued success will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we believe our operational size, multiple office locations and our existing back-up systems should mitigate adverse impacts. Nevertheless, given our global presence, we could still experience near-term operational problems with regard to particular areas of our operations. Although we seek to regularly assess and improve our existing business continuity plans, a major disaster, a disaster that affected certain important operating areas, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

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

Disruptions in the markets, to market participants and to the operations of third parties whose functions are integral to our ETF platforms may adversely affect the prices at which ETFs trade, particularly during periods of market volatility.

The trading price of an ETF’s shares or units fluctuates continuously throughout trading hours. While an ETF’s creation/redemption feature and the arbitrage mechanism are designed to make it more likely that the ETF’s shares or units normally will trade at prices close to the ETF’s NAV, exchange prices may deviate significantly from the NAV. ETF market prices are subject to numerous potential risks, including significant market volatility; imbalances in supply and demand; trading halts invoked by a stock exchange; and inability or unwillingness of market makers, authorized participants, settlement systems or other market participants to perform functions necessary for an ETF’s arbitrage.

If market events lead to instances where an ETF trades at prices that deviate significantly from the ETF’s NAV or indicative value, or trading halts are invoked by the relevant stock exchange or market, investors may lose confidence in ETF products and sell their holdings, which may cause our AUM, revenue and net income to decline.

The recent advancements in and increased use of AI present risks and challenges that may adversely impact our business.

We or our third-party vendors, clients or counterparties have developed, and may continue to develop or incorporate AI technology in certain business processes, services or products. The development and use of AI present a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, in the U.S., and internationally, and includes regulation targeted specifically at AI technology, as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology, increase our compliance costs and the risk of non-compliance, and restrict or impede our ability to develop, adopt and deploy AI technologies efficiently and effectively. AI models, particularly generative AI models, may produce output or take action that is incorrect or outdated, that result in the release of personal, confidential or proprietary information, that reflect biases included in the data on which they are trained or introduced during the training or fine tuning process, that infringe on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI technology, understanding and monitoring the capabilities of the AI technology developed by third parties and, to that extent, are dependent in part on the manner in which those third parties develop and train their models. This results in risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures. In addition to our use of AI technologies, we are exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks. Generative AI, if used to perpetrate fraud or launch cyberattacks, could result in losses, liquidity outflows, or other adverse effects at a particular financial institution or exchange. If our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability.

Risks Related to Accounting, Capital Management and Liquidity

The carrying value of goodwill and other intangible assets on our balance sheet has become impaired in the past and could become impaired in the future, which would adversely affect our results of operations.

We have goodwill and indefinite-lived intangible assets on our balance sheet that are subject to annual impairment reviews. We also have definite-lived intangible assets on our balance sheet that are subject to impairment testing. Goodwill and intangible assets totaled $8,318.1 million and $5,749.3 million, respectively, at December 31, 2024. We recorded a non-cash impairment of $1,248.9 million related to our indefinite-lived intangible assets related to acquired management contracts of U.S. retail mutual funds during the year ended December 31, 2023, and we may not realize the full value of our remaining goodwill and indefinite-lived intangible assets. We perform impairment reviews of these assets on an annual basis, or more frequently if impairment indicators are present. A variety of factors can result in impairment. Should the fair value be less than the carrying amount of either the goodwill or intangible assets, a write-down of the related assets would occur, adversely affecting our net income for the period. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Goodwill” and “- Intangibles,” for additional details of our impairment analysis process.

Our revolving credit agreement imposes operating covenants that impact our ability to conduct certain activities and, if amounts borrowed under it were subject to accelerated repayment, we might not have sufficient assets or liquidity to repay such amounts in full.

Our revolving credit agreement requires us to maintain specified financial ratios, including maximum debt-to-earnings and minimum interest coverage ratios. The revolving credit agreement also contains customary affirmative operating covenants and negative covenants that, among other things, restrict certain of our subsidiaries' ability to incur debt and restrict our ability to transfer assets, merge, make loans and other investments and create liens. The breach of any covenant could result in a default under the revolving credit agreement. In the event of any such default, lenders that are party to the revolving credit agreement could refuse to make further extensions of credit to us and require all amounts borrowed under the revolving credit agreement, together with accrued interest and other fees, to be immediately due and payable. If any indebtedness under the revolving credit agreement were subject to accelerated repayment, and if we had at that time a significant amount of outstanding debt under the revolving credit agreement, we might not have sufficient liquid assets to repay such indebtedness in full.

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

All of our regulated European Union (EU) and U.K. subsidiaries are subject to capital requirements under applicable EU and U.K. requirements, and we maintain capital within this European sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. As of December 31, 2024, our minimum regulatory capital requirement was $324.9 million. Complying with our regulatory commitments may result in an increase in the capital requirements applicable to the European sub-group. Finally, as a result of regulatory requirements, certain of these subsidiaries may be required to limit their dividends to the company.

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

Risks Related to Regulatory and Legal Matters

We operate in an industry that is highly regulated in most countries, and any enforcement action or proceeding against us or significant changes in the laws or regulations governing our business or industry could damage our reputation or decrease our AUM, revenues, net income and liquidity.

As with all investment management companies, our activities are highly regulated in nearly every country in which we conduct business. The regulatory environment in which we operate frequently changes, and in recent years we have seen a significant increase in both regulatory changes and enforcement actions and proceedings brought by governmental agencies and self-regulatory authorities against financial services companies. Laws and regulations generally grant governmental agencies and industry self-regulatory authorities broad administrative discretion over our activities, including the power to require registrations or licenses, limit or restrict our business activities, conduct examinations, risk assessments, investigations and capital adequacy reviews and impose remedial programs to address perceived deficiencies. As a result of regulatory oversight, we could face requirements, actions or proceedings that negatively impact the way in which we conduct business, delay or deny approval for new products or service offerings, cause or contribute to reduced sales of or increased redemptions of our existing products or services, impair the investment performance of certain of our products or services, impact our product mix, increase our compliance costs and/or impose additional capital requirements. Our regulators likewise have the authority to commence enforcement actions or proceedings that could lead to penalties and sanctions up to and including the revocation of registrations or licenses necessary to operate certain businesses, the suspension or expulsion from a particular jurisdiction or market of any of our business organizations or their key personnel or the imposition of fines and censures on us or our employees. Further, regulators across borders can coordinate actions against us as issues arise resulting in impacts on our business in multiple jurisdictions. Judgments or findings of wrongdoing or non-compliance with applicable law or regulation by governmental authorities, or in private civil litigation against us, could affect our reputation, increase our costs of doing business and/or negatively impact our revenues. Any of the effects discussed above could have a material negative impact on our AUM, revenue, net income or liquidity.

A substantial portion of the products and services we offer in the U.S. are regulated by the SEC, Financial Industry Regulatory Authority, Commodity Futures Trading Commission, the National Futures Association, Department of Labor (DOL) and/or the Texas Department of Banking and in the U.K. are regulated by the Financial Conduct Authority (FCA), and in Hong Kong and China are regulated by the Securities Futures Commission of Hong Kong (SFC) and the China Securities Regulatory Commission, respectively. Subsidiaries operating in the EU and the products and services they provide are mainly regulated by the Commission de Surveillance du Secteur Financier in Luxembourg, the Central Bank of Ireland, the Bundesanstalt für Finanzdienstleistungsaufsicht in Germany and the European Securities and Markets Authority (ESMA). Such subsidiaries are also subject to various EU Directives, which generally are implemented by member state national legislation and by EU Regulations. Our operations elsewhere in the world are regulated by similar agencies and authorities.

Regulators in the U.S., U.K., EU and Asia, have promulgated or are considering whether to promulgate various new or revised regulatory measures pertaining to financial services, including investment management.

Regulatory developments and changes specific to our business will or may include, without limitation:

•Regulations that place restrictions on outbound investments, such as the U.S. Department of Treasury’s Outbound Investment Screening Rule that became effective earlier this year, may impede our ability to provide certain products and add complexity to our compliance program with heightened regulatory requirements.
•Regulations pertaining to the privacy and use, security, transfer and management of personal data with respect to clients, employees and business partners. Privacy regulations such as the General Data Protection Regulation (GDPR) in Europe have strengthened privacy rules for organizations handling personal data, granted individuals more rights and control over the use of their personal data, and greatly increased penalties for non-compliance. In many other jurisdictions similar regulations, such as the California Consumer Privacy Act, India’s Digital Personal Data Protection Act, China’s Personal Information Protection Law and the Bermuda Personal Information Protection Act (PIPA), have been adopted. In addition, rules and legal requirements for international transfers of personal data from Europe and Asia, create additional complexity and risk, particularly regarding integrated global cloud-based systems and business services employed by us.
•Regulations promulgated to address perceptions that the asset management industry, or certain products or services provided by the industry, pose systematic risks to the financial system, which could impede our ability to provide certain products or services or subject us, certain of our activities or products to heightened regulation or increased liquidity or capital adequacy requirements.
•Regulations aimed at addressing concerns regarding open-end funds that are investing in less liquid asset classes. Regulators in the U.S., U.K. and EU have expressed concern that the daily redeemability features of these funds may create a “liquidity mismatch” with the assets in which they invest, and that can give rise to investor dilution and systemic risk, especially in times of financial market stress. In the EU, recent amendments to the Undertakings for the Collective Investment in Transferable Securities (UCITS) and Alternative Investment Fund Managers (AIFMD) directive frameworks introduce new rules regarding the use of certain liquidity management tools (e.g., swing pricing and side pockets) by UCITS funds and AIFs. In the U.S., the SEC has proposed changes to the regulations governing liquidity risk management programs for registered open-end funds (including ETFs) that, if finalized without change, could impede our ability to sponsor mutual funds and ETFs that invest in certain asset classes, including syndicated bank loans.
•Regulations aimed at the use of leverage by funds (in particular, leverage attained through derivatives), an example of which is the SEC’s 2020 rules with respect to the use of derivatives by U.S. registered funds. New or further regulations in this area could negatively impact our existing products that employ leverage or derivatives, impede our ability to bring new products to market and raise our compliance costs associated with sponsoring and managing products that employ leverage or derivatives.
•Regulations pertaining to the integration of ESG factors in asset management. These regulations have materially impacted the asset management industry in the EU and U.K. In particular, the integration of sustainability risks, the disclosure of information on the ESG characteristics of EU products and the integration of investors’ ESG preferences at the point of sale have had a significant impact on the features of EU products and on investment management activities. In the U.K., the FCA published a new regime on sustainability disclosure requirements, including product sustainability labels, that became applicable in 2024. In the EU, ESMA published in 2024 new guidelines on fund naming aimed at avoiding greenwashing practices. Separately, several changes to the Sustainable Finance Disclosure Regulation (SFDR) are being considered, including changes to the current ESG disclosure templates and longer-term amendments to the broader SFDR framework. On top of the disclosure obligations applying to the financial sector, the EU Corporate Sustainability Reporting Directive sets out new ESG disclosure requirements for EU undertakings based on new European standards. The new regime will have an impact on EU domiciled companies and on non-EU groups having substantial activities in the EU, including us. The SEC and other regulators in the U.S. are pursuing similar initiatives albeit with varying requirements, and the SEC during the past several years has increased its enforcement activity relating to ESG disclosures and practices of asset managers. Equally, a number of Asian jurisdictions are introducing climate-related risk and reporting requirements as well as ESG product disclosure standards.
•Enhanced licensing and qualification requirements for key personnel of financial services firms, including asset managers, such as the U.K. Senior Managers and Certification Regime and the SFC's Manager-in-Charge Regime, which could make it more difficult for the company to hire and retain key personnel.
•Strengthened laws and regulations applicable to asset managers with respect to preventing money laundering and the financing of terrorism, which may increase our compliance costs and burdens and regulatory enforcement risk. In June 2024, the EU introduced a new set of measures that resulted in the establishment of the Anti Money Laundering Authority (AMLA), which will gradually assume the supervision and regulatory responsibilities for anti-money laundering within the EU.
•Regulations promulgated to address risks of fraud, malfeasance, adverse consequences stemming from cyber-attacks and/or cross-border data transfer, and to ensure the digital operational resilience of firms. In particular, the new EU Digital Operational Resilience Act harmonizes the requirements applying to Information and Communication Technology risk management, outsourcing and operational resilience in the financial sector.
•The application of antitrust, change in bank control and similar competition laws and regulations to the asset management industry, including proposed amendments to these laws and regulations that could require asset managers to make pre-acquisition notification filings or requests for approval with the U.S. Federal Trade Commission, Department of Justice and/or U.S. banking regulators and the potential for antitrust regulators to promulgate regulations limiting common ownership of competitive companies by a single fund or by affiliated funds in a single fund complex. Developments in these laws and regulations and their application to our business could impede our ability to provide certain products or limit the AUM of certain investment strategies that we provide.
•Guidelines regarding the structure and components of fund manager compensation and other related rules, regulations and disclosure requirements. Certain proposals could impose requirements for more widespread disclosures of compensation to highly-paid individuals. Depending upon the scope of any such requirements, we could be disadvantaged in retaining key employees vis-à-vis private companies, including hedge fund sponsors.

We cannot predict the full impact of legal and regulatory changes, changes in the interpretation of existing laws and regulations or possible enforcement actions or proceedings on our business. Such changes have imposed, and are likely to continue to impose, new compliance costs and/or capital requirements or impact us in other ways that could have a material adverse impact on our AUM, revenues, net income or liquidity. Moreover, certain legal or regulatory changes could require us to modify our strategies, businesses or operations, and we may incur other new constraints or costs, including the investment of significant management time and resources to satisfy new regulatory requirements or to compete in a changed business environment. In recent years, certain regulatory developments have also added to downward pressures on our fee levels.

Civil litigation and governmental investigations and enforcement actions or proceedings against us could adversely affect our AUM and future net income and increase our costs of doing business.

We and certain of our subsidiaries have in recent years been subject to various legal proceedings, including civil litigation and governmental investigations and enforcement actions and proceedings. These actions can arise from normal business operations and/or matters that have been the subject of previous regulatory examinations. As a global company with investment products registered in numerous countries and subject to the jurisdiction of one or more regulators in each country, at any given time our business operations may be subject to review, investigation or disciplinary action. For example, governmental agencies and authorities regularly make inquiries, hold investigations and administer examinations with respect to the company's compliance with applicable laws and regulations. Lawsuits or regulatory enforcement actions arising out of these inquiries may in the future be filed against the company its subsidiaries and/or its employees. Judgments in civil litigation or findings of wrongdoing by these agencies or authorities against us could affect our reputation, result in damages, fines, penalties or sanctions for which we would be responsible, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our AUM, revenues, net income or liquidity.

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

Our shareholders may have more difficulty protecting their interests than shareholders of a company incorporated in a jurisdiction of the U.S. As a Bermuda company, we are governed by the Companies Act 1981 of Bermuda (the Companies Act). The Companies Act differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including provisions relating to interested directors, mergers, amalgamations and acquisitions, takeovers, shareholder lawsuits and indemnification of directors.

Under Bermuda law, the duties of directors and officers of a company are generally owed to the company only. Shareholders of Bermuda companies do not generally have rights to take action against directors or officers of the company, and may do so only in limited circumstances described in the following paragraph. However, directors and officers may owe duties to a company's creditors in cases of impending insolvency. Directors and officers of a Bermuda company must, in exercising their powers and performing their duties, act honestly and in good faith with a view to the best interests of the company and must exercise the care and skill that a reasonably prudent person would exercise in comparable circumstances. Directors have a duty not to put themselves in a position in which their duties to the company and their personal interests may conflict and also are under a duty to disclose any personal interest in any material contract or proposed material contract with the company or any of its subsidiaries. If a director or officer of a Bermuda company is found to have breached such director’s duties to that company, the director may be held personally liable to the company in respect of that breach of duty.

Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in a company's name against the directors and officers to remedy a wrong done to the company where the act complained of is alleged to be beyond the company's corporate power or is illegal or would result in the violation of the company's memorandum of association or Bye-Laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of shareholders than actually approved it. Under our Bye-Laws, each of our shareholders agrees to waive any claim or right of action, both individually and on our behalf, other than those involving fraud or dishonesty, against the company or any of our officers, directors or employees. The waiver applies to any action taken by a director, officer or employee, or the failure of such person to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty on the part of the director, officer or employee. This waiver limits the right of shareholders to assert claims against our directors, officers and employees unless the act or failure to act involves fraud or dishonesty.

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

Further, it may not be possible in Bermuda or in countries other than the U.S. where the company has assets, to enforce court judgments obtained in the U.S. against the company based on the civil liability provisions of U.S. federal or state securities laws. We have been advised by our legal advisors in Bermuda that the U.S. and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Some remedies available under the laws of the U.S. or the states therein, including some remedies available under the U.S. federal securities laws, may not be allowed in Bermuda courts because they may be found to be contrary to Bermuda public policy. Therefore, a final judgment for the payment of money rendered by any federal or state court in the U.S. based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Bermuda. Similarly, those judgments may not be enforceable in countries other than the U.S.

We have anti-takeover provisions in our Bye-Laws that may discourage a change of control.

Our Bye-Laws contain provisions that could make it more difficult for a third-party to acquire us or to obtain majority representation on our Board of Directors (Board) without the consent of our Board. As a result, shareholders may be limited in their ability to obtain a premium for their shares under such circumstances.

Specifically, our Bye-Laws contain the following provisions that may impede or delay a third-party to acquire or obtain majority representation on our Board:
•we are prohibited from engaging, under certain circumstances, in a business combination (as defined in our Bye-Laws) with any interested shareholder (as defined in our Bye-Laws) for three years following the date that the shareholder became an interested shareholder;
•our Board, without further shareholder action, is permitted by our Bye-Laws to issue preference shares, in one or more series, and determine by resolution any designations, preferences, qualifications, privileges, limitations, restrictions or special or relative rights of an additional series. The rights of preferred shareholders may supersede the rights of common shareholders;
•shareholders may only remove directors for “cause” (defined in our Bye-Laws to mean willful misconduct or gross negligence which is materially injurious to the company, fraud or embezzlement, or a conviction of, or a plea of “guilty” or “no contest” to, a felony);
•our Board is authorized to expand its size and fill vacancies; and
•shareholders cannot act by written consent unless the consent is unanimous.

General Risk Factors

Our ability to maintain our credit ratings and to access the capital markets in a timely manner should we seek to do so depends on a number of factors.

Our access to the capital markets depends significantly on our credit ratings. We anticipate that the rating agencies will continue to review our ratings regularly based on our results of operations and developments in our business. We believe that, in addition to factors specific to our company, rating agency concerns include the fact that our revenues are exposed to financial market volatility and the potential impact from regulatory changes to the industry. Additionally, the rating agencies could decide to downgrade the entire investment management industry based on their perspective of future growth and solvency. As further described below, any material deterioration of these factors, and others defined by each rating agency, could result in downgrades to our credit ratings, thereby limiting our ability to access additional financing, increasing the cost of such financing and/or limiting our ability to maintain investment management mandates, particularly in the institutional channel.

Our revolving credit agreement borrowing rates are tied to our credit ratings. A reduction in our long-term credit ratings could increase our borrowing costs, could limit our access to the capital markets and may result in outflows, thereby reducing AUM, revenues and net income. Volatility in global financing markets may also affect our ability to access the capital markets should we seek to do so. If we are unable to access capital markets in a timely manner, our business could be adversely affected.

Insurance may not be available at a reasonable cost to protect us from loss or liability.

We face the inherent risk of loss or liability related to claims from clients, third-parties, actions taken by regulatory agencies and costs and losses associated with operations failures, including cyber incidents. To help protect against these risks, we purchase insurance in amounts and at deductible levels, and against potential losses and liabilities that we consider appropriate, where such insurance is available at prices we deem reasonable. There can be no assurance, however, that a claim will be covered by insurance or, if covered, will not exceed coverage limits, that an insurer will meet its obligations regarding coverage, or that coverage will continue to be available on a cost-effective basis. Insurance costs are impacted by market conditions, claims made on policies and our risk profile and may increase significantly over relatively short periods. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose us to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

Cyber threats are considered one of the most significant risks facing financial institutions. To mitigate that risk, we have a designated Global Chief Security Officer (GCSO) who leads our Global Security Department, which is responsible for identifying, assessing, and managing cybersecurity threats. Our GCSO has experience in the public and private sectors, specializing in security, investigations, and incident response. The Global Security Department oversees, among others, the following groups across Invesco: Information Security, Strategic Intelligence, Corporate Security, Business Continuity, Crisis Management, Global Privacy Office, Business Security, Projects and Strategy. This structure supports a more comprehensive, holistic approach to keeping our clients, employees, and critical assets safe, upholding privacy rights, and enabling a secure and resilient business.

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

Our cybersecurity programs include the following:

•Proactive assessments of technical infrastructure and security resilience are performed on a regular basis, which include penetration testing, offensive testing and maturity assessments.
•Conducting due diligence on third-party service providers regarding cybersecurity risks prior to on-boarding, periodic assessment of cybersecurity risks for existing third-party service providers and continuous monitoring for new third-party cybersecurity incidents.
•An incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a cybersecurity incident at Invesco or a third-party.
•Mandatory annual employee security awareness training, which focuses on cyber threats and security in general.
•Regular cyber phishing tests throughout the year to measure and raise employee awareness of cyber phishing threats.

Important to these programs is our investment in threat intelligence, our active engagement in industry and government security-related forums, and our utilization of external experts to challenge our program maturity, assess our controls and routinely test our capabilities.

The company's Board oversees cybersecurity risk and receives updates, at a minimum, twice a year regarding cybersecurity, including risks and protections. The Global Operational Risk Management Committee, one of the company's risk management committees, provides executive-level oversight and monitoring of the end-to-end programs dedicated to managing information security and cyber related risk. The members of this Committee include the Chief Information and Operations Officer, Chief Risk and Audit Officer, General Counsel, Chief Financial Officer, Chief Human Resources Officer, Global Head of Compliance, as well as other Global Operational Risk Owners which includes the GCSO. The Committee reports to the Enterprise Risk Management Committee, which provides updates to the Board to facilitate its oversight. For the subsidiary referenced above, an Enterprise Risk Management Steering Committee provides executive-level oversight and monitoring of its programs that manage information security and cyber related risk. The members of this Enterprise Risk Management Steering Committee include the subsidiary’s Chief Executive Officer (CEO), Chief Operating Officer, Head of Risk, Head of Legal,

Head of Privacy and the subsidiary’s CISO, as well as the company’s GCSO and CISO. The subsidiary’s CISO provides updates to the Board to facilitate its oversight at least annually.

As of December 31, 2024, we have not experienced any cyber incidents that have materially affected or are reasonably likely to materially affect Invesco’s business strategy, results of operations or financial condition.

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

Item 3.  Legal Proceedings

See Item 8, Financial Statements and Supplementary Data, Note 17, "Commitments and Contingencies" for information regarding legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed and traded on the NYSE under the symbol “IVZ.” At January 31, 2025, there were approximately 4,800 holders of record of our common shares.

The following graph illustrates the cumulative total shareholder return of our common shares over the five-year period beginning from the market close on the last trading day of 2019 through and including the last trading day in the fiscal year ended December 31, 2024 and compares it to the cumulative total return of the Standard & Poor's (S&P) 500 Index and to a group of peer investment management companies. This table is not intended to forecast future performance of our common shares.

Cumulative Shareholder Returns

Note:    Asset Manager Index includes Alliance Bernstein, Bank of New York Mellon, BlackRock, Franklin Resources,
Invesco Ltd., Janus Henderson, Lazard, Northern Trust, State Street and T. Rowe Price.

Securities Authorized for Issuance under Equity Compensation Plans

The equity compensation plan information required in Item 201(d) of Regulation S-K is set forth in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024 and is incorporated by reference in this Report.

Repurchases of Equity Securities

The following table shows common share repurchase activity during the three months ended December 31, 2024:

Month	Total Number of Common Shares Purchased (1)	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (2) (millions)
October 1 - 31, 2024	498,346	$17.81	482,194	$348.7
November 1 - 30, 2024	450,757	$17.82	438,237	$340.8
December 1 - 31, 2024	475,546	$17.89	458,622	$332.6
	1,424,649		1,379,053
____________
(1)    An aggregate of 45,596 common shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards during the three months ended December 31, 2024.
(2)    At December 31, 2024, a balance of $332.6 million remains available under the common share repurchase authorization approved by the Board on July 22, 2016.

Item 6.  [Reserved]

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis disclosed herein apply to material changes in the Consolidated Financial Statements for 2024 and 2023. For the comparison of 2023 and 2022, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the company’s 2023 Annual Report on Form 10-K, filed with the SEC on February 21, 2024. The following discussion and analysis of the results of operations and financial condition of Invesco should be read in conjunction with the “Forward-looking Statements” disclosure set forth before Part I and the “Risk Factors” set forth in Item 1A of Part I of this Annual Report on Form 10‑K, each of which describe our risks, uncertainties and other important factors in more detail.

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

The table below summarizes the year ended December 31 returns based on price appreciation/(depreciation) of several major market indices for 2024 and 2023:

	Year ended December 31,
Equity Indices - Domestic	2024	2023
S&P 500	23.3%	24.2%
S&P 500 Equal-Weight	10.9%	11.6%
S&P 500 Growth	35.2%	28.4%
S&P 500 Values	9.8%	19.8%
NASDAQ 100	24.9%	53.8%
Equity Indices - Global
FTSE 100 (local currency)	5.7%	3.8%
MSCI AC Asia Pacific	7.2%	8.8%
MSCI China (local currency)	15.7%	(13.2)%
MSCI Emerging Markets	5.1%	7.0%
MSCI Europe (local currency)	5.8%	12.7%
MSCI Japan (local currency)	18.5%	25.9%
Fixed Income Indices
Bloomberg US Aggregate Bond	1.3%	5.5%
Bloomberg Global Aggregated Bond	(1.7)%	5.7%
Bloomberg China Aggregated Bond	4.9%	2.7%

The company’s financial results are impacted by the fluctuations in exchange rates against the U.S. Dollar, as discussed in the “Results of Operations” section as applicable.

We continued to make progress in executing our strategic priorities and leveraging our competitive advantages to improve operating performance in 2024. Higher operating revenues along with expense discipline contributed to an increase in operating income from the prior year. See additional discussion in the "Results of Operations" section.

We also remain highly focused on our capital priorities, investing in our key capabilities, efficiently allocating resources, and simplifying and streamlining the organization to position the company for greater scale, performance and improved profitability. We are delivering on our commitment to improve our leverage profile and maintain a strong balance sheet. We redeemed our $600 million senior notes, that were due on January 30, 2024, and we ended the year with cash and cash equivalents of $1 billion and a zero balance on our revolving credit facility. We believe the progress we have made to build financial flexibility has Invesco well-positioned to navigate various market conditions and deliver long-term growth. We remain committed to returning capital to shareholders longer term through a combination of share repurchases and modestly increasing dividends. During the year, the company repurchased 2.9 million common shares for $49.6 million in the open market, and we expect to continue common share repurchases on a regular basis going forward.

Presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Consolidated Investment Products (CIP)

The company provides investment management services to, and has transactions with, investment products sponsored by the company in the normal course of business. The company's investment adviser subsidiaries serve as investment managers to these products, making day-to-day investment decisions concerning the assets of the products. The company is required to consolidate certain of these managed funds from time-to-time, as discussed more fully in Part II, Item 8, Financial Statements and Supplementary Data, Note 1, "Accounting Policies -- Basis of Accounting and Consolidation." Investment products that are consolidated are referred to in this Report as CIP. The company's economic risk with respect to each investment in CIP is limited to its equity ownership, unfunded equity commitments and any uncollected management and performance fees.

The majority of the company's CIP balances are CLO-related. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs beyond the company's direct investments in, and management and performance fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider these assets to be company assets. Likewise, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be a company liability.

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

To assess the impact of CIP on the company's Results of Operations and Balance Sheet Discussion, refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 18, "Consolidated Investment Products."

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

Summary operating information for 2024, 2023 and 2022 is presented in the table below.

(in millions, other than per common share amounts, operating margins and AUM)	Year ended December 31,
U.S. GAAP Financial Measures Summary	2024	2023	2022
Operating revenues	$6,067.0	$5,716.4	$6,048.9
Operating income/(loss)	$832.1	$(434.8)	$1,317.7
Operating margin	13.7%	(7.6)%	21.8%
Net income/(loss) attributable to Invesco Ltd.	$538.0	$(333.7)	$683.9
Diluted earnings per share (EPS)	$1.18	$(0.73)	$1.49

Non-GAAP Financial Measures Summary(1)
Net revenues	$4,400.5	$4,310.7	$4,645.0
Adjusted operating income	$1,370.7	$1,213.5	$1,614.8
Adjusted operating margin	31.1%	28.2%	34.8%
Adjusted net income attributable to Invesco Ltd.	$781.7	$689.7	$773.2
Adjusted diluted earnings per share (EPS)	$1.71	$1.51	$1.68

Assets Under Management
Ending AUM (billions)	$1,846.0	$1,585.3	$1,409.2
Average AUM (billions)	$1,712.2	$1,500.6	$1,452.5
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

	1st Quartile			2nd Quartile			Above Benchmark
	1yr	3yr	5yr	1yr	3yr	5yr	1yr	3yr	5yr
Overall	48%	49%	47%	23%	20%	23%	64%	62%	68%

Fundamental Equities	33%	37%	35%	38%	27%	20%	46%	44%	46%
Fundamental Fixed Income	40%	40%	38%	26%	23%	44%	60%	52%	60%
Multi-Asset	40%	34%	30%	23%	12%	28%	61%	61%	72%
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
AUM measured in the one, three and five year quartile rankings represents 37%, 37% and 37% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three and five year basis represents 48%, 47%, and 45% of total Invesco AUM as of 12/31/2024. Peer group ranking are sourced from a widely-used third party ranking agency in each fund’s market (Morningstar, IA, Lipper, eVestment, Mercer, Galaxy, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

Assets Under Management

The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM include index-based ETFs, UITs, non-management fee earning AUM and other passive mandates. Active AUM are Total AUM less Passive AUM.

Non-management fee earning AUM includes non-management fee earning ETFs, UITs and product leverage. The net flows in non-management fee earning AUM can be relatively short-term in nature and, due to the relatively low revenue yield, these net flows can have a significant impact on overall net revenue yield.

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

Changes in Active and Passive AUM were as follows:

	2024			2023			2022
(in billions)	Total AUM	Active	Passive	Total AUM	Active	Passive	Total AUM	Active	Passive
Beginning Assets (January 1)	$1,585.3	$985.3	$600.0	$1,409.2	$976.2	$433.0	$1,610.9	$1,082.5	$528.4
Long-term inflows	419.0	194.0	225.0	299.1	164.3	134.8	330.3	197.9	132.4
Long-term outflows	(353.9)	(209.4)	(144.5)	(288.9)	(193.3)	(95.6)	(330.8)	(226.2)	(104.6)
Net long-term flows	65.1	(15.4)	80.5	10.2	(29.0)	39.2	(0.5)	(28.3)	27.8
Net flows in non-management fee earning AUM	29.8	—	29.8	6.2	—	6.2	(3.2)	—	(3.2)
Net flows in money market funds	23.4	23.4	—	(11.1)	(11.1)	—	56.4	56.4	—
Total net flows	118.3	8.0	110.3	5.3	(40.1)	45.4	52.7	28.1	24.6
Reinvested distributions	16.0	16.0	—	11.5	11.5	—	15.2	15.2	—
Market gains and losses	142.7	30.0	112.7	161.1	40.0	121.1	(243.5)	(125.6)	(117.9)
Dispositions	—	—	—	(1.4)	(1.4)	—	—	—	—
Foreign currency translation	(16.3)	(12.8)	(3.5)	(0.4)	(0.9)	0.5	(26.1)	(24.0)	(2.1)
Ending Assets (December 31)	$1,846.0	$1,026.5	$819.5	$1,585.3	$985.3	$600.0	$1,409.2	$976.2	$433.0
Average AUM
Average long-term AUM	$1,233.0	$808.1	$424.9	$1,091.3	$780.4	$310.9	$1,104.8	$820.8	$284.0
Average AUM	$1,712.2	$1,001.9	$710.3	$1,500.6	$992.3	$508.3	$1,452.5	$988.2	$464.3
Average QQQ AUM	$275.8	$—	$275.8	$187.5	$—	$187.5	$169.1	$—	$169.1

	2024	2023	2022
Revenue yield (bps) (1)
U.S. GAAP gross revenue yield	37.4	40.4	44.5
Net revenue yield ex performance fees ex QQQ (2)	30.2	32.4	35.5
Active net revenue yield ex performance fees	36.9	37.7	40.7
Passive net revenue yield ex QQQ (2)	14.9	16.0	18.1
____________
(1)    U.S. GAAP gross revenue yield on AUM is equal to U.S. GAAP annualized total operating revenues divided by average AUM, excluding IGW AUM. The average AUM for IGW was $88.6 billion in 2024 (2023: $87.2 billion, 2022: $93.5 billion). It is appropriate to exclude the average AUM of IGW as the revenues resulting from these AUM are not presented in our U.S. GAAP operating revenues. Additionally, the U.S. GAAP gross revenue yield is not a good measure because the numerator excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Net revenue yield metrics include the net revenues and average AUM of IGW and CIP. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.
(2)    Performance fees are earned when certain performance metrics are achieved; Invesco QQQ Trust does not earn net revenues. Therefore, net revenue yield is calculated excluding performance fees and Invesco QQQ Trust AUM. Passive net revenue yield is calculated excluding Invesco QQQ Trust AUM.

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

Market Returns

Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. The table in the “Executive Overview” section of this Management's Discussion and Analysis summarizes returns based on price appreciation/(depreciation) of several major market indices for the years ended December 31, 2024 and December 31, 2023.

Foreign Exchange Rates

During the year ended December 31, 2024, we experienced a decrease in AUM of $16.3 billion due to changes in foreign exchange rates (December 31, 2023: AUM decreased $0.4 billion; December 31, 2022: AUM decreased $26.1 billion).

Total AUM by Channel (1)

	2024			2023			2022
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$1,585.3	$1,042.0	$543.3	$1,409.2	$872.3	$536.9	$1,610.9	$1,106.5	$504.4
Long-term inflows	419.0	319.6	99.4	299.1	219.9	79.2	330.3	243.9	86.4
Long-term outflows	(353.9)	(259.6)	(94.3)	(288.9)	(214.5)	(74.4)	(330.8)	(257.5)	(73.3)
Net long-term flows	65.1	60.0	5.1	10.2	5.4	4.8	(0.5)	(13.6)	13.1
Net flows in non-management fee earning AUM	29.8	28.7	1.1	6.2	5.9	0.3	(3.2)	0.9	(4.1)
Net flows in money market funds	23.4	1.5	21.9	(11.1)	1.4	(12.5)	56.4	1.8	54.6
Total net flows	118.3	90.2	28.1	5.3	12.7	(7.4)	52.7	(10.9)	63.6
Reinvested distributions	16.0	15.8	0.2	11.5	11.0	0.5	15.2	14.8	0.4
Market gains and losses	142.7	123.4	19.3	161.1	145.2	15.9	(243.5)	(227.3)	(16.2)
Dispositions	—	—	—	(1.4)	—	(1.4)	—	—	—
Foreign currency translation	(16.3)	(5.8)	(10.5)	(0.4)	0.8	(1.2)	(26.1)	(10.8)	(15.3)
Ending Assets (December 31)	$1,846.0	$1,265.6	$580.4	$1,585.3	$1,042.0	$543.3	$1,409.2	$872.3	$536.9

Total AUM by Client Domicile (2)

	2024				2023				2022
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$1,585.3	$1,133.9	$235.5	$215.9	$1,409.2	$999.4	$223.5	$186.3	$1,610.9	$1,132.5	$247.3	$231.1
Long-term inflows	419.0	212.5	121.0	85.5	299.1	154.0	77.1	68.0	330.3	184.0	76.6	69.7
Long-term outflows	(353.9)	(190.7)	(94.9)	(68.3)	(288.9)	(156.0)	(67.0)	(65.9)	(330.8)	(193.8)	(62.5)	(74.5)
Net long-term flows	65.1	21.8	26.1	17.2	10.2	(2.0)	10.1	2.1	(0.5)	(9.8)	14.1	(4.8)
Net flows in non-management fee earning AUM	29.8	23.8	0.1	5.9	6.2	7.2	(0.3)	(0.7)	(3.2)	(3.6)	1.1	(0.7)
Net flows in money market funds	23.4	24.0	—	(0.6)	(11.1)	(11.7)	1.3	(0.7)	56.4	58.3	(0.3)	(1.6)
Total net flows	118.3	69.6	26.2	22.5	5.3	(6.5)	11.1	0.7	52.7	44.9	14.9	(7.1)
Reinvested distributions	16.0	15.8	—	0.2	11.5	11.3	—	0.2	15.2	14.9	—	0.3
Market gains and losses	142.7	101.5	16.3	24.9	161.1	130.4	6.3	24.4	(243.5)	(191.3)	(22.6)	(29.6)
Transfer	—	(3.4)	3.6	(0.2)	—	—	—	—	—	—	—	—
Dispositions	—	—	—	—	(1.4)	(1.4)	—	—	—	—	—	—
Foreign currency translation	(16.3)	(1.9)	(11.4)	(3.0)	(0.4)	0.7	(5.4)	4.3	(26.1)	(1.6)	(16.1)	(8.4)
Ending Assets (December 31)	$1,846.0	$1,315.5	$270.2	$260.3	$1,585.3	$1,133.9	$235.5	$215.9	$1,409.2	$999.4	$223.5	$186.3
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Investment Capability (3)

	Twelve months ended December 31, 2024
(in billions)	Total	ETFs and Index (4)	Fundamental Fixed Income (5)	Fundamental Equities (6)	Private Markets (7)	APAC Managed (8)	Multi-Asset/ Other (9)	Global Liquidity (10)	QQQ (11)
Beginning Assets (January 1)	$1,585.3	$362.1	$272.6	$260.5	$129.7	$108.0	$57.4	$165.0	$230.0
Long-term inflows	419.0	192.7	68.5	35.7	25.0	86.7	10.4	—	—
Long-term outflows	(353.9)	(121.4)	(60.7)	(59.9)	(20.9)	(78.1)	(12.9)	—	—
Net long-term flows	65.1	71.3	7.8	(24.2)	4.1	8.6	(2.5)	—	—
Net flows in non-management fee earning AUM	29.8	—	—	—	—	—	0.7	—	29.1
Net flows in money market funds	23.4	—	—	—	—	(0.2)	—	23.6	—
Total net flows	118.3	71.3	7.8	(24.2)	4.1	8.4	(1.8)	23.6	29.1
Reinvested distributions	16.0	0.5	2.1	11.6	0.8	—	0.6	0.4	—
Market gains and losses	142.7	53.2	3.2	21.2	(4.6)	5.6	3.8	0.5	59.8
Foreign currency translation	(16.3)	(3.1)	(4.6)	(2.6)	(1.5)	(3.2)	(1.2)	(0.1)	—
Ending Assets (December 31)	$1,846.0	$484.0	$281.1	$266.5	$128.5	$118.8	$58.8	$189.4	$318.9
Average AUM	$1,712.2	$423.8	$276.9	$269.4	$128.5	$112.1	$59.8	$165.9	$275.8

	Twelve months ended December 31, 2023
Beginning Assets (January 1)	$1,409.2	$285.6	$261.3	$238.8	$129.9	$113.6	$57.7	$176.4	$145.9
Long-term inflows	299.1	124.1	60.6	36.7	16.1	52.5	9.1	—	—
Long-term outflows	(288.9)	(90.8)	(59.6)	(54.3)	(15.5)	(55.1)	(13.6)	—	—
Net long-term flows	10.2	33.3	1.0	(17.6)	0.6	(2.6)	(4.5)	—	—
Net flows in non-management fee earning AUM	6.2	—	—	—	—	—	(0.3)	—	6.5
Net flows in money market funds	(11.1)	—	—	—	—	1.2	—	(12.3)	—
Total net flows	5.3	33.3	1.0	(17.6)	0.6	(1.4)	(4.8)	(12.3)	6.5
Reinvested distributions	11.5	0.3	1.9	7.8	0.8	—	0.4	0.3	—
Market gains and losses	161.1	42.5	9.4	29.9	(0.9)	(1.1)	3.2	0.5	77.6
Dispositions	(1.4)	—	—	—	(1.4)	—	—	—	—
Foreign currency translation	(0.4)	0.4	(1.0)	1.6	0.7	(3.1)	0.9	0.1	—
Ending Assets (December 31)	$1,585.3	$362.1	$272.6	$260.5	$129.7	$108.0	$57.4	$165.0	$230.0
Average AUM	$1,500.6	$316.7	$264.5	$249.9	$128.2	$111.0	$59.7	$183.1	$187.5
___________
See accompanying notes immediately following these AUM tables.

	Twelve months ended December 31, 2022
(in billions)	Total	ETFs and Index (4)	Fundamental Fixed Income (5)	Fundamental Equities (6)	Private Markets (7)	APAC Managed (8)	Multi-Asset/ Other (9)	Global Liquidity (10)	QQQ (11)
Beginning Assets (January 1)	$1,610.9	$303.5	$288.5	$343.5	$134.4	$127.9	$78.9	$119.1	$215.1
Long-term inflows	330.3	131.9	70.8	40.4	25.2	53.4	8.6	—	—
Long-term outflows	(330.8)	(101.2)	(68.6)	(70.9)	(27.7)	(46.7)	(15.7)	—	—
Net long-term flows	(0.5)	30.7	2.2	(30.5)	(2.5)	6.7	(7.1)	—	—
Net flows in non-management fee earning AUM	(3.2)	—	—	—	—	—	(4.5)	—	1.3
Net flows in money market funds	56.4	—	—	—	—	(0.2)	—	56.6	—
Total net flows	52.7	30.7	2.2	(30.5)	(2.5)	6.5	(11.6)	56.6	1.3
Reinvested distributions	15.2	0.5	1.7	11.4	1.0	—	0.6	—	—
Market gains and losses	(243.5)	(47.3)	(25.1)	(81.4)	(1.3)	(11.3)	(7.6)	1.0	(70.5)
Foreign currency translation	(26.1)	(1.8)	(6.0)	(4.2)	(1.7)	(9.5)	(2.6)	(0.3)	—
Ending Assets (December 31)	$1,409.2	$285.6	$261.3	$238.8	$129.9	$113.6	$57.7	$176.4	$145.9
Average AUM	$1,452.5	$293.5	$264.5	$270.5	$134.1	$117.8	$64.9	$138.1	$169.1
____________
See accompanying notes immediately following these AUM tables.

Active AUM by Channel (1)

	2024			2023			2022
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$985.3	$501.5	$483.8	$976.2	$482.1	$494.1	$1,082.5	$631.7	$450.8
Long-term inflows	194.0	109.6	84.4	164.3	98.8	65.5	197.9	117.0	80.9
Long-term outflows	(209.4)	(128.8)	(80.6)	(193.3)	(126.0)	(67.3)	(226.2)	(157.5)	(68.7)
Net long-term flows	(15.4)	(19.2)	3.8	(29.0)	(27.2)	(1.8)	(28.3)	(40.5)	12.2
Net flows in non-management fee earning AUM	—	—	—	—	0.1	(0.1)	—	—	—
Net flows in money market funds	23.4	1.5	21.9	(11.1)	1.4	(12.5)	56.4	1.8	54.6
Total net flows	8.0	(17.7)	25.7	(40.1)	(25.7)	(14.4)	28.1	(38.7)	66.8
Reinvested distributions	16.0	15.8	0.2	11.5	11.0	0.5	15.2	14.8	0.4
Market gains and losses	30.0	22.4	7.6	40.0	33.7	6.3	(125.6)	(115.6)	(10.0)
Dispositions	—	—	—	(1.4)	—	(1.4)	—	—	—
Foreign currency translation	(12.8)	(4.5)	(8.3)	(0.9)	0.4	(1.3)	(24.0)	(10.1)	(13.9)
Ending Assets (December 31)	$1,026.5	$517.5	$509.0	$985.3	$501.5	$483.8	$976.2	$482.1	$494.1

Active AUM by Client Domicile (2)

	2024				2023				2022
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$985.3	$671.4	$192.0	$121.9	$976.2	$670.8	$191.0	$114.4	$1,082.5	$724.5	$208.8	$149.2
Long-term inflows	194.0	84.1	84.7	25.2	164.3	78.0	61.1	25.2	197.9	104.0	69.3	24.6
Long-term outflows	(209.4)	(111.8)	(70.2)	(27.4)	(193.3)	(109.7)	(55.0)	(28.6)	(226.2)	(133.4)	(56.1)	(36.7)
Net long-term flows	(15.4)	(27.7)	14.5	(2.2)	(29.0)	(31.7)	6.1	(3.4)	(28.3)	(29.4)	13.2	(12.1)
Net flows in non-management fee earning AUM	—	—	—	—	—	—	—	—	—	—	0.1	(0.1)
Net flows in money market funds	23.4	24.0	—	(0.6)	(11.1)	(11.7)	1.3	(0.7)	56.4	58.3	(0.3)	(1.6)
Total net flows	8.0	(3.7)	14.5	(2.8)	(40.1)	(43.4)	7.4	(4.1)	28.1	28.9	13.0	(13.8)
Reinvested distributions	16.0	15.8	—	0.2	11.5	11.3	—	0.2	15.2	14.9	—	0.3
Market gains and losses	30.0	19.7	6.2	4.1	40.0	33.4	(1.0)	7.6	(125.6)	(96.0)	(16.3)	(13.3)
Transfer	—	(3.4)	3.6	(0.2)	—	—	—	—	—	—	—	—
Dispositions	—	—	—	—	(1.4)	(1.4)	—	—	—	—	—	—
Foreign currency translation	(12.8)	(1.6)	(8.9)	(2.3)	(0.9)	0.7	(5.4)	3.8	(24.0)	(1.5)	(14.5)	(8.0)
Ending Assets (December 31)	$1,026.5	$698.2	$207.4	$120.9	$985.3	$671.4	$192.0	$121.9	$976.2	$670.8	$191.0	$114.4
____________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (1)

	2024			2023			2022
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$600.0	$540.5	$59.5	$433.0	$390.2	$42.8	$528.4	$474.8	$53.6
Long-term inflows	225.0	210.0	15.0	134.8	121.1	13.7	132.4	126.9	5.5
Long-term outflows	(144.5)	(130.8)	(13.7)	(95.6)	(88.5)	(7.1)	(104.6)	(100.0)	(4.6)
Net long-term flows	80.5	79.2	1.3	39.2	32.6	6.6	27.8	26.9	0.9
Net flows in non-management fee earning AUM	29.8	28.7	1.1	6.2	5.8	0.4	(3.2)	0.9	(4.1)
Total net flows	110.3	107.9	2.4	45.4	38.4	7.0	24.6	27.8	(3.2)
Market gains and losses	112.7	101.0	11.7	121.1	111.5	9.6	(117.9)	(111.7)	(6.2)
Foreign currency translation	(3.5)	(1.3)	(2.2)	0.5	0.4	0.1	(2.1)	(0.7)	(1.4)
Ending Assets (December 31)	$819.5	$748.1	$71.4	$600.0	$540.5	$59.5	$433.0	$390.2	$42.8

Passive AUM by Client Domicile (2)

	2024				2023				2022
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$600.0	$462.5	$43.5	$94.0	$433.0	$328.6	$32.5	$71.9	$528.4	$408.0	$38.5	$81.9
Long-term inflows	225.0	128.4	36.3	60.3	134.8	76.0	16.0	42.8	132.4	80.0	7.3	45.1
Long-term outflows	(144.5)	(78.9)	(24.7)	(40.9)	(95.6)	(46.3)	(12.0)	(37.3)	(104.6)	(60.4)	(6.4)	(37.8)
Net long-term flows	80.5	49.5	11.6	19.4	39.2	29.7	4.0	5.5	27.8	19.6	0.9	7.3
Net flows in non-management fee earning AUM	29.8	23.8	0.1	5.9	6.2	7.2	(0.3)	(0.7)	(3.2)	(3.6)	1.0	(0.6)
Total net flows	110.3	73.3	11.7	25.3	45.4	36.9	3.7	4.8	24.6	16.0	1.9	6.7
Market gains and losses	112.7	81.8	10.1	20.8	121.1	97.0	7.3	16.8	(117.9)	(95.3)	(6.3)	(16.3)
Foreign currency translation	(3.5)	(0.3)	(2.5)	(0.7)	0.5	—	—	0.5	(2.1)	(0.1)	(1.6)	(0.4)
Ending Assets (December 31)	$819.5	$617.3	$62.8	$139.4	$600.0	$462.5	$43.5	$94.0	$433.0	$328.6	$32.5	$71.9
____________
See accompanying notes immediately following these AUM tables.

Invesco Ltd.
Footnotes to the Assets Under Management Tables

(1) Channel refers to the internal distribution channel from which the AUM originated. Retail AUM represents AUM distributed by the company’s retail sales teams. Institutional AUM represents AUM distributed by our institutional sales teams. This aggregation is viewed as a proxy for presenting AUM in the retail and institutional markets in which the company operates.
(2) Client domicile groups AUM by the domicile of the underlying clients.
(3) Investment capabilities are descriptive groupings of AUM by investment strategy. The company believes that presenting AUM by investment capability provides a more granular depiction of asset categorization and removed presentation of AUM by asset class in the quarter ending March 31, 2024. The comparative periods reflect the current period presentation.
(4) ETFs and Index includes ETFs and Indexed Strategies and excludes Invesco QQQ Trust.
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
(10) Global Liquidity is comprised mainly of Money Market funds excluding APAC Money Market funds.
(11) QQQ represents assets held within Invesco QQQ Trust.

Results of Operations for the Year Ended December 31, 2024 compared to December 31, 2023

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

	Years ended December 31,			2024 vs 2023		2023 vs 2022
(in millions)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Investment management fees	$4,342.3	$4,106.0	$4,358.4	$236.3	5.8%	$(252.4)	(5.8)%
Service and distribution fees	1,479.7	1,374.6	1,405.5	105.1	7.6%	(30.9)	(2.2)%
Performance fees	46.4	46.7	68.2	(0.3)	(0.6)%	(21.5)	(31.5)%
Other	198.6	189.1	216.8	9.5	5.0%	(27.7)	(12.8)%
Total operating revenues	$6,067.0	$5,716.4	$6,048.9	$350.6	6.1%	$(332.5)	(5.5)%

Revenue Adjustments:
Investment management fees	$(816.6)	$(766.4)	$(764.7)	$(50.2)	6.6%	$(1.7)	0.2%
Service and distribution fees	(1,048.8)	(911.7)	(961.1)	(137.1)	15.0%	49.4	(5.1)%
Other	(160.2)	(147.1)	(160.4)	(13.1)	8.9%	13.3	(8.3)%
Total Revenue Adjustments (1)	(2,025.6)	(1,825.2)	(1,886.2)	(200.4)	11.0%	61.0	(3.2)%
Invesco Great Wall	318.1	368.3	432.7	(50.2)	(13.6)%	(64.4)	(14.9)%
CIP	41.0	51.2	49.6	(10.2)	(19.9)%	1.6	3.2%
Net revenues (2)	$4,400.5	$4,310.7	$4,645.0	$89.8	2.1%	$(334.3)	(7.2)%
_________
(1)    Total Revenue Adjustments remove pass through investment management fees, service and distribution fees, and other revenues and equal the same amount as the Third-party distribution, service and advisory expenses.
(2)    See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net inflows (or outflows), and changes in the mix of investment products between asset classes and geographies may materially affect our revenues from period to period. See the company’s disclosures regarding the changes in AUM during the year ended December 31, 2024 and December 31, 2023 in the “Assets Under Management” section above for additional information.

Average AUM were $1,712.2 billion for the year ended December 31, 2024 as compared to $1,500.6 billion for the year ended December 31, 2023. As secular shifts in client demand continue, our broad set of investment capabilities have allowed us to capture evolving client product preferences, including products that have lower net revenue yields. Due to this change in the mix of AUM, net revenue yield excluding performance fees and Invesco QQQ Trust declined to 30.2 basis points (bps) for the year ended December 31, 2024 from 32.4 bps for the year ended December 31, 2023.

In addition, as fee rates differ across geographic locations, changes to the mix of AUM between geographies and exchange rates have an impact on operating revenues and net revenue yields.

Investment Management Fees

Investment management fees were $4,342.3 million for the year ended December 31, 2024 as compared to $4,106.0 million for the year ended December 31, 2023 as a result of higher average AUM partially offset by the shift in AUM toward lower yield products. See discussion above on how AUM changes impact our Investment management fees.

Service and Distribution Fees

For the year ended December 31, 2024, Service and distribution fees were $1,479.7 million as compared to $1,374.6 million for the year ended December 31, 2023. The increase was primarily driven by higher distribution fees of $91.2 million and administrative fees of $12.9 million resulting from higher average AUM to which the fees apply.

Performance Fees

For the years ended December 31, 2024, Performance fees were $46.4 million as compared to $46.7 million for the year ended December 31, 2023. Performance fees for the years ended December 31, 2024 and 2023 were primarily generated from multi-asset/other, private markets real estate and fundamental equities products.

Other Revenues

For the year ended December 31, 2024, Other revenues were $198.6 million as compared to $189.1 million for the year ended December 31, 2023. The increase in Other revenues was primarily driven by higher front end fees of $10.0 million and real estate transaction fees of $4.1 million, partially offset by lower other transaction fees of $4.6 million.

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

Net revenues from IGW were $318.1 million and average AUM was $88.6 billion for the year ended December 31, 2024 (Net revenues were $368.3 million and average AUM was $87.2 billion, for the year ended December 31, 2023). The decrease in IGW revenues was primarily driven by the shift in AUM toward lower yield products and the introduction of regulatory mandated fee reductions in China in August 2023.

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

Management and Performance fees earned from CIP were $41.0 million in the year ended December 31, 2024, as compared to $51.2 million for the year ended December 31, 2023.

Operating Expenses

The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Years ended December 31,			2024 vs 2023		2023 vs 2022
(in millions)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Third-party distribution, service and advisory	$2,025.6	$1,825.2	$1,886.2	$200.4	11.0%	$(61.0)	(3.2)%
Employee compensation	2,014.2	1,885.8	1,725.1	128.4	6.8%	160.7	9.3%
Marketing (1)	81.3	82.1	94.6	(0.8)	(1.0)%	(12.5)	(13.2)%
Property, office and technology (1)	474.3	450.1	446.7	24.2	5.4%	3.4	0.8%
General and administrative (1)	594.7	567.6	493.6	27.1	4.8%	74.0	15.0%
Transaction, integration and restructuring (2)	—	41.6	21.2	(41.6)	N/A	20.4	96.2%
Amortization and impairment of intangibles	44.8	1,298.8	63.8	(1,254.0)	(96.6)%	1,235.0	1,935.7%
Total operating expenses	$5,234.9	$6,151.2	$4,731.2	$(916.3)	(14.9)%	$1,420.0	30.0%

The table below sets forth these expense categories as a percentage of total Operating expenses and Operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

(in millions)	2024	% of Total Operating Expenses	% of Operating Revenues	2023	% of Total Operating Expenses	% of Operating Revenues	2022	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	$2,025.6	38.7%	33.4%	$1,825.2	29.7%	31.9%	$1,886.2	39.9%	31.2%
Employee compensation	2,014.2	38.5%	33.2%	1,885.8	30.7%	33.0%	1,725.1	36.5%	28.5%
Marketing (1)	81.3	1.5%	1.4%	82.1	1.3%	1.5%	94.6	2.1%	1.5%
Property, office and technology (1)	474.3	9.1%	7.8%	450.1	7.3%	7.9%	446.7	9.4%	7.4%
General and administrative (1)	594.7	11.4%	9.8%	567.6	9.2%	9.9%	493.6	10.4%	8.1%
Transaction, integration and restructuring (2)	—	—%	—%	41.6	0.7%	0.7%	21.2	0.4%	0.4%
Amortization and impairment of intangibles	44.8	0.8%	0.7%	1,298.8	21.1%	22.7%	63.8	1.3%	1.1%
Total operating expenses	$5,234.9	100.0%	86.3%	$6,151.2	100.0%	107.6%	$4,731.2	100.0%	78.2%
__________
(1)    Comparative periods presented reflect reclassification of certain operating expenses to align with current period presentation. The reclassification had no impact on our reported Operating revenues, Operating income, Net income, or any internal performance measure on which management is compensated. See Note 1, "Accounting Policies," for additional information.
(2)    Transaction, integration and restructuring charges were primarily restructuring costs relating to our strategic evaluation which we completed in the first quarter of 2023.

Operating expenses decreased $916.3 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The year ended December 31, 2023 included a $1,248.9 million non-cash impairment of our indefinite-lived intangible assets related to prior acquisitions of management contracts of U.S. retail mutual funds. The year ended December 31, 2024 included a one-time acceleration of $147.6 million in Employee compensation expense resulting from changes to the retirement criteria for vesting of currently outstanding common share-based awards and other long-term awards (collectively, Long-term awards). Excluding the intangible asset impairment charge for the year ended December 31, 2023 and the acceleration of Employee compensation expense for the year ended December 31, 2024, Operating expenses for the year ended December 31, 2024 increased $185.0 million as compared to the year ended December 31, 2023.

Third-Party Distribution, Service and Advisory

Third-party distribution, service and advisory expenses include periodic “renewal” commissions which are paid to brokers and independent financial advisors for providing services to their client accounts while they are invested in an Invesco product. Renewal commissions are calculated based upon a percentage of the AUM value and apply to much of the company's non-U.S. retail operations. The revenues from the company’s U.S. retail operations include 12b-1 distribution fees, which are largely passed through to brokers who sell the funds as third-party distribution expenses along with additional marketing support distribution costs. Both the revenues and the costs are dependent on the underlying AUM of the brokers' clients. The upfront distribution commissions are amortized over the redemption period. Also included in Third-party distribution, service and advisory expenses are sub-transfer agency fees that are paid to third parties for processing client common share purchases and redemptions, call center support and client reporting. These costs are reimbursed by the related funds.

Third-party distribution, service and advisory expenses were $2,025.6 million for the year ended December 31, 2024 as compared to $1,825.2 million for the year ended December 31, 2023. The increase was primarily due to increases of $112.9 million in service costs and $86.3 million in administrative and other third-party management fees resulting from higher average AUM and fund related costs. See "Schedule of Non-GAAP Information" for additional disclosures.

Employee Compensation

Employee compensation includes salary, cash bonuses and long-term incentive plans designed to attract and retain the highest caliber employees. Employee staff benefit plan costs and payroll taxes are also included in Employee compensation.

Employee compensation was $2,014.2 million for the year ended December 31, 2024 as compared to $1,885.8 million for the year ended December 31, 2023. The increase was primarily due to the previously noted acceleration of expense for currently outstanding Long-term awards of $147.6 million, higher variable compensation costs of $47.5 million and an increase of $29.2 million in expense related to the mark-to-market on deferred compensation liabilities. The increase was partially offset by lower costs related to executive retirements and organizational changes of $82.5 million.

Headcount at December 31, 2024 was 8,508 (December 31, 2023; 8,489).

Marketing

Marketing expenses include the cost of direct advertising of our products through trade publications, television and other media, and public relations costs, such as the marketing of the company's products through conferences or other sponsorships.

Marketing expenses were $81.3 million for the year ended December 31, 2024 as compared to $82.1 million for the year ended December 31, 2023.

Property, Office and Technology

Property, office and technology expenses include rent and utilities for our various leased facilities, depreciation of company-owned property, equipment and software, and other technology expenses including maintenance and licensing fees.

Property, office and technology expenses were $474.3 million for the year ended December 31, 2024 as compared to $450.1 million for the year ended December 31, 2023. The increase was primarily due to higher software costs of $21.2 million.

General and Administrative

General and administrative expenses include information service subscriptions, irrecoverable indirect taxes, employee travel, professional fees, recruitment and training costs as well as costs for outsourced services such as technology, middle office and back office management services.

General and administrative expenses were $594.7 million for the year ended December 31, 2024 as compared to $567.6 million for the year ended December 31, 2023. The increase was primarily due to a $52.5 million expense related to the settlement of regulatory matters partially offset by lower professional fees of $28.1 million.

Amortization and impairment of intangible assets

Amortization of intangible assets was $44.8 million for the year ended December 31, 2024 as compared to $49.9 million for the year ended December 31, 2023. The year ended December 31, 2023 included a $1,248.9 million non-cash impairment of our indefinite-lived intangible assets related to management contracts of U.S. retail mutual funds.

Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin

Operating income was $832.1 million in the year ended December 31, 2024, as compared to an operating loss of $434.8 million for the year ended December 31, 2023. Operating margin (operating income divided by operating revenues) increased to 13.7% for the year ended December 31, 2024 from (7.6)% in the year ended December 31, 2023. The operating loss for the year ended December 31, 2023 was primarily due to the $1,248.9 million intangible asset impairment as discussed above.

Adjusted operating income increased to $1,370.7 million for the year ended December 31, 2024 from $1,213.5 million for the year ended December 31, 2023. Adjusted operating margin increased to 31.1% for the year ended December 31, 2024 from 28.2% for the year ended December 31, 2023. See “Schedule of Non-GAAP Information” for a reconciliation of Operating revenues to Net revenues, a reconciliation of Operating income to Adjusted operating income and additional important disclosures regarding Net revenues, Adjusted operating income and Adjusted operating margin.

Other Income and Expenses

The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Years ended December 31,			2024 vs 2023		2023 vs 2022
(in millions)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Equity in earnings of unconsolidated affiliates	$43.0	$71.3	$106.1	$(28.3)	(39.7)%	$(34.8)	(32.8)%
Interest and dividend income	58.9	47.8	24.4	11.1	23.2%	23.4	95.9%
Interest expense	(58.0)	(70.5)	(85.2)	12.5	(17.7)%	14.7	(17.3)%
Other gains and losses, net	47.7	98.0	(139.5)	(50.3)	(51.3)%	237.5	N/A
Other income/(expense) of CIP, net	81.6	50.3	24.2	31.3	62.2%	26.1	107.9%
Total other income and expenses	$173.2	$196.9	$(70.0)	$(23.7)	(12.0)%	$266.9	N/A

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates decreased to $43.0 million for the year ended December 31, 2024 as compared to $71.3 million for the year ended December 31, 2023. The decrease was primarily driven by a decrease in income of $13.5 million from our joint venture investment in IGW and $9.6 million from our private markets real estate investments.

Interest and dividend income

Interest and dividend income was $58.9 million for the year ended December 31, 2024 as compared to $47.8 million for the year ended December 31, 2023. The increase was primarily due to an increase in dividend income earned on our private markets, deferred compensation and seed capital investments and higher interest income earned from Cash and cash equivalents.

Interest expense

Interest expense was $58.0 million for the year ended December 31, 2024 as compared to $70.5 million for the year ended December 31, 2023 as a result of the decrease in outstanding debt.

Other gains and losses, net

Other gains and losses, net was a gain of $47.7 million for the year ended December 31, 2024 as compared to a net gain of $98.0 million for the year ended December 31, 2023. The net gains for the years ended December 31, 2024 and 2023 included net market gains on deferred compensation related investments, other hedging instruments, and seed capital investments. The net gain for the year ended December 31, 2023 also included a $45 million gain on the sale of certain Hong Kong pension sponsorship rights.

Other income/(expense) of CIP, net

Other income/(expense) of CIP, net includes interest and dividend income, interest expense, and realized and unrealized gains and losses on the underlying investments and debt owned by CIP. For the year ended December 31, 2024, net interest income of CIP was $139.5 million as compared to $226.6 million for the year ended December 31, 2023. The decrease in net interest income was primarily a result of newly consolidated investment products in the year ended December 31, 2023 which were deconsolidated in the year ended December 31, 2024 as well as lower net interest income earned by the CLOs. For the year ended December 31, 2024, other gains and losses of CIP were a net loss of $57.9 million as compared to a net loss of $176.3 million for the year ended December 31, 2023. The net losses for the years ended December 31, 2024 and 2023 were attributable to market-driven losses on investments held by consolidated funds.

Net impact of CIP and related noncontrolling interests in consolidated entities

The adjustment to Net income for the Net income/(loss) attributable to noncontrolling interests in consolidated entities removes the income/(expense) of CIP which is attributable to third-party investors. Therefore, the consolidation of investment products did not have an impact on Net income attributable to Invesco for the year ended December 31, 2024 and 2023. Also, the net income or loss of CIP is taxed at the investor level, not at the product level; therefore, a tax provision is not reflected in the net impact of CIP.

Income Tax Expense

The income tax provision was an expense of $252.9 million for the year ended December 31, 2024, compared to a benefit of $(69.7) million for the year ended December 31, 2023, resulting in effective tax rates of 25.2% and 29.3% for the years ended December 31, 2024 and 2023, respectively. The higher effective tax rate for the year ended December 31, 2023 was primarily a result of favorable permanent tax adjustments increasing the effective tax due to the pre-tax book loss in 2023. The effective tax rate for the year ended December 31, 2024 was unfavorably impacted by nondeductible regulatory settlements and an increase in the valuation allowance recorded against certain net operating losses. For additional income tax information, please refer to Note 14, “Taxation,” in Part II, Item 8, Financial Statements and Supplementary Data.

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

Reconciliation of Operating revenues to Net revenues:

(in millions)	2024	2023	2022
Operating revenues, U.S. GAAP basis	$6,067.0	$5,716.4	$6,048.9
Revenue adjustments: (1)
Investment management fees	(816.6)	(766.4)	(764.7)
Service and distribution fees	(1,048.8)	(911.7)	(961.1)
Other	(160.2)	(147.1)	(160.4)
Total revenue adjustments	(2,025.6)	(1,825.2)	(1,886.2)
Invesco Great Wall (2)	318.1	368.3	432.7
CIP (3)	41.0	51.2	49.6
Net revenues	$4,400.5	$4,310.7	$4,645.0

Reconciliation of Operating income/(loss) to Adjusted operating income:

(in millions)	2024	2023	2022
Operating income/(loss), U.S. GAAP basis	$832.1	$(434.8)	$1,317.7
Invesco Great Wall (2)	163.3	201.9	262.7
CIP (3)	60.2	84.8	65.7
Transaction, integration and restructuring (4)	—	41.6	21.2
Amortization and impairment of intangible assets (5)	44.8	1,298.8	63.8
Compensation expense related to market valuation changes of deferred compensation liabilities (6)	70.2	41.2	(46.3)
One-time acceleration of compensation expense for currently outstanding Long-term awards (7)	147.6	—	—
General and administrative (8)	52.5	(20.0)	(70.0)
Adjusted operating income	$1,370.7	$1,213.5	$1,614.8

Operating margin (9)	13.7%	(7.6)%	21.8%
Adjusted operating margin (10)	31.1%	28.2%	34.8%

Reconciliation of Net income/(loss) attributable to Invesco to Adjusted net income attributable to Invesco:

(in millions, except per common share data)	2024	2023	2022
Net income/(loss) attributable to Invesco Ltd., U.S. GAAP basis	$538.0	$(333.7)	$683.9
Adjustments (excluding tax):
Transaction, integration and restructuring (4)	—	41.6	21.2
Amortization and impairment of intangible assets (5)	44.8	1,298.8	63.8
Deferred compensation net market valuation changes (6)	17.6	(18.6)	73.6
One-time acceleration of compensation expense for currently outstanding Long-term awards (7)	147.6	—	—
General and administrative (8)	52.5	(20.0)	(70.0)
Total adjustments excluding tax	$262.5	$1,301.8	$88.6
Tax adjustment for amortization of intangible assets and goodwill (11)	17.6	16.7	14.2
Tax adjustment for impairment of intangible assets	—	(296.1)	—
Other tax effects of adjustments above	(36.4)	1.0	(13.5)
Adjusted net income attributable to Invesco Ltd.	$781.7	$689.7	$773.2

Average common shares outstanding - diluted	457.7	456.2	459.5
Diluted EPS	$1.18	$(0.73)	$1.49
Adjusted diluted EPS (12)	$1.71	$1.51	$1.68
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
(2) Invesco Great Wall: The company reflects 100% of IGW in its Net revenues and Adjusted operating income (and by calculation, Adjusted operating margin). The company’s non-GAAP operating results reflect the economics of these holdings on a basis consistent with the underlying AUM and flows. Adjusted net income is reduced by the amount of earning attributable to the noncontrolling interests.
(3) CIP: See Part II, Item 8, Financial Statements and Supplementary Data, Note 18, “Consolidated Investment Products,” for a detailed analysis of the impact to the company’s Condensed Consolidated Financial Statements from the consolidation of CIP. The company believes that the CIP may impact a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, the company believes that it is appropriate to adjust Operating revenues and Operating income for the impact of CIP in calculating the respective Net revenues and Adjusted operating income (and by calculation, Adjusted operating margin).
(4) Transaction, integration and restructuring: The company believes it is useful to adjust for the Transaction, integration and restructuring charges in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income, and Adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition and restructuring related charges. Transaction, integration and restructuring charges were primarily restructuring costs relating to our strategic evaluation which we completed in the first quarter of 2023.
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
(6) Market valuation changes related to deferred compensation plan liabilities: Certain deferred compensation plan awards provide a return to the employee linked to the appreciation (depreciation) of specified investments. The company economically hedges the exposure to market movements on these deferred compensation liabilities. Since these liabilities are economically hedged, the company believes it is useful to remove the market movements related to the deferred compensation plan liabilities from the calculation of Adjusted operating income (and by calculation, Adjusted operating margin) and to remove the net impact of the economic hedge from the calculation of Adjusted net income (and by calculation, Adjusted diluted EPS) to produce results that will be more comparable period to period.

(7) One-time acceleration of compensation expense for currently outstanding Long-term awards: In the third quarter of 2024, the company recorded a one-time non-cash acceleration of Compensation expense of $147.6 million resulting from changes to the retirement criteria for vesting of currently outstanding Long-term awards. Due to the non-recurring nature of this item, the company removed this expense in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income, and Adjusted diluted EPS as this will aid comparability of our results period to period.
(8) General and administrative: In 2024, the company removed the expense related to the settlement of regulatory matters. In 2023 and 2022, the company removed insurance recoveries related to fund-related losses incurred in prior periods. Due to the non-recurring nature of these items, the company removed these expenses in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income and Adjusted diluted EPS as this will aid comparability of our results period to period.
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

Balance Sheet Discussion (1)

The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP for the reasons outlined in footnote 1 to the table:

	December 31, 2024			December 31, 2023
Balance sheet information (in millions)	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
ASSETS
Cash and cash equivalents	$986.5	$—	$986.5	$1,469.2	$—	$1,469.2
Investments	1,240.0	401.4	1,641.4	919.1	527.4	1,446.5
Goodwill and intangible assets, net	14,067.4	—	14,067.4	14,539.6	—	14,539.6
Other assets (2)	2,340.5	11.1	2,351.6	2,527.5	18.8	2,546.3
Investments and other assets of CIP (3)	8,374.5	(8,374.5)	—	9,478.4	(9,478.4)	—
Total assets	$27,008.9	$(7,962.0)	$19,046.9	$28,933.8	$(8,932.2)	$20,001.6
LIABILITIES
Debt	$890.6	$—	$890.6	$1,489.5	$—	$1,489.5
Other liabilities (4)	3,596.4	—	3,596.4	3,914.4	—	3,914.4
Debt and other liabilities of CIP	6,853.1	(6,853.1)	—	7,613.9	(7,613.9)	—
Total liabilities	$11,340.1	$(6,853.1)	$4,487.0	$13,017.8	$(7,613.9)	$5,403.9
EQUITY
Total equity attributable to Invesco Ltd.	$14,559.9	$—	$14,559.9	$14,597.6	$0.1	$14,597.7
Noncontrolling interests (5)	1,108.9	(1,108.9)	—	1,318.4	(1,318.4)	—
Total equity	15,668.8	(1,108.9)	14,559.9	15,916.0	(1,318.3)	14,597.7
Total liabilities and equity	$27,008.9	$(7,962.0)	$19,046.9	$28,933.8	$(8,932.2)	$20,001.6
____________
(1)    This table includes non-GAAP presentations. Assets of CIP are not available for use by Invesco. Additionally, there is no recourse to Invesco for CIP debt.
(2)    Amounts include Accounts receivable, Property, equipment and software, and Other assets.
(3)    Amounts include Cash and cash equivalents of CIP.
(4)    Amounts include Accrued compensation and benefits, Accounts payable and accrued expenses, and Deferred tax liabilities.
(5)    Amounts include Redeemable noncontrolling interests in consolidated entities and Equity attributable to nonredeemable noncontrolling interests in consolidated entities.

Cash and cash equivalents

Cash and cash equivalents decreased $482.7 million from $1,469.2 million at December 31, 2023 to $986.5 million at December 31, 2024. See “Cash Flows Discussion” below within this Management's Discussion and Analysis for additional discussion regarding the movements in cash flows during the periods. See Part II, Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies - Cash and Cash Equivalents,” regarding capital adequacy requirements in certain jurisdictions.

Investments

Investments are comprised primarily of the equity method investment in IGW, seed capital and co-investments in affiliated funds, and investments related to the company’s deferred compensation plans.

As of December 31, 2024 and December 31, 2023, the company had $1,125.6 million and $956.0 million in seed capital and co-investments, respectively, including direct investments in CIP. Total seed capital and co-investments is presented as a helpful measure for investors and represents our net investment including our net investment in CIP. The following table reconciles the investment balance to the total seed capital and co-investment balance.

(in millions)	December 31, 2024	December 31, 2023
Investments	$1,240.0	$919.1
Net investment in CIP	401.4	527.4
Less: Investments related to deferred compensation plans, joint ventures, and other investments	(515.8)	(490.5)
Total seed capital and co-investments (1)	$1,125.6	$956.0
____________
(1)    Included in the total seed and co-investment balance as of December 31, 2024 is $414.0 million of seed capital and $711.6 million of co-investments (December 31, 2023: $314.1 million of seed capital and $641.9 million of co-investments).

Goodwill and intangible assets, net

Goodwill and intangible assets, net decreased to $14,067.4 million at December 31, 2024 from $14,539.6 million at December 31, 2023. The decrease was due to amortization expense of $44.8 million, the transfer of $225.9 million of goodwill and intangible assets to held for sale, and foreign exchange impacts of $201.5 million. See "Critical Accounting Policies and Estimates” and Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies,” for additional information.

Liquidity and Capital Resources

Our capital structure, together with available cash balances, cash flows generated from operations, existing capacity under our revolving credit agreement and further capital market activities, if necessary, should provide us with sufficient resources to meet present and future cash needs, including operating expenses, debt and other obligations as they come due and anticipated future capital requirements.

Sources of Liquidity by Type

(in millions)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$986.5	$1,469.2
Available revolving credit agreement	2,000.0	2,000.0
Total Sources of Liquidity by Type	$2,986.5	$3,469.2
On January 30, 2024, Invesco Finance PLC, a wholly-owned indirect subsidiary of the Parent, paid in full the outstanding balance of the $600.0 million senior notes which were due on January 30, 2024. As of December 31, 2024, the balance on the $2.0 billion revolving credit agreement was zero.

In the ordinary course of business, Invesco enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of Invesco. Purchase obligations represent fixed-price contracts, which are either non-cancelable or cancellable with a penalty. As of December 31, 2024, the company's purchase obligations totaled $694.4 million (December 31, 2023: $663.5 million) and primarily reflect standard service contracts for portfolio, market data, office-related services and third-party marketing and promotional services. Purchase obligations are recorded as liabilities in the company's Consolidated Financial Statements when services are provided.

Capital Management

Our capital management priorities have evolved with the growth and success of our business and include, in no particular order of priority: reinvestment in the business, maintaining a strong balance sheet and returning capital to shareholders longer term through a combination of share repurchases and modestly increasing dividends.

During the year ended December 31, 2024, the company repurchased 2.9 million common shares for $49.6 million in the open market. As of December 31, 2024, approximately $332.6 million remained authorized under the company’s common share repurchase authorization approved by the Board on July 22, 2016.

Our capital process is executed in a manner consistent with our desire to maintain strong, investment grade credit ratings. As of the date of our filing, Invesco held credit ratings of BBB+/Stable, A3/Stable and A/Stable from S&P Ratings Service, Moody’s Investor Services and Fitch Ratings, respectively.

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

We are in compliance with all regulatory minimum net capital requirements. As of December 31, 2024, the company's minimum regulatory capital requirement was $324.9 million (December 31, 2023: $395.8 million).

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

The consolidation of $8,374.5 million and $6,200.9 million of total assets and debt of CIP as of December 31, 2024, respectively, did not impact the company’s liquidity and capital resources. See Part II, Item 8, Financial Statements and Supplementary Data - Note 18, “Consolidated Investment Products,” for additional details.

Cash Flows Discussion

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flow information, excluding the impact of the cash flows of CIP for the reasons outlined in footnote 1 to the table:

	Years ended December 31,
Cash flows information (1)	2024			2023			2022
(in millions)	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash and cash equivalents beginning of the period	$1,931.6	$(462.4)	$1,469.2	$1,434.1	$(199.4)	$1,234.7	$2,147.1	$(250.7)	$1,896.4
Cash flows from operating activities	1,190.0	(114.8)	1,075.2	1,300.8	(136.6)	1,164.2	703.2	414.1	1,117.3
Cash flows from investing activities	68.4	(308.4)	(240.0)	(244.3)	72.8	(171.5)	(375.6)	81.5	(294.1)
Cash flows from financing activities	(1,661.6)	374.0	(1,287.6)	(585.4)	(196.8)	(782.2)	(966.9)	(449.4)	(1,416.3)
Increase/(decrease) in cash and cash equivalents	(403.2)	(49.2)	(452.4)	471.1	(260.6)	210.5	(639.3)	46.2	(593.1)
Foreign exchange movement on cash and cash equivalents	(32.4)	2.1	(30.3)	26.4	(2.4)	24.0	(73.7)	5.1	(68.6)
Cash and cash equivalents, end of the period	$1,496.0	$(509.5)	$986.5	$1,931.6	$(462.4)	$1,469.2	$1,434.1	$(199.4)	$1,234.7

Cash and cash equivalents	$986.5	$—	$986.5	$1,469.2	$—	$1,469.2	$1,234.7	$—	$1,234.7
Cash and cash equivalents of CIP	509.5	(509.5)	—	462.4	(462.4)	—	199.4	(199.4)	—
Total cash and cash equivalents per consolidated statement of cash flows	$1,496.0	$(509.5)	$986.5	$1,931.6	$(462.4)	$1,469.2	$1,434.1	$(199.4)	$1,234.7
____________
(1)    These tables include non-GAAP presentations. Cash held by CIP is not available for use by Invesco. Additionally, there is no recourse to Invesco for CIP debt. The cash flows of CIP do not form part of the company’s cash flow management processes, nor do they form part of the company’s significant liquidity evaluations and decisions.
Operating Activities

Operating cash flows include the receipt of Investment management and other fees generated from AUM, offset by Operating expenses and changes in operating assets and liabilities. After allowing for the change in cash held by CIP, investment activities, non-cash activity, and seasonal payments, such as bonus payments in the first quarter, our operating cash flows generally move in the same direction as our Operating income/(loss).

Cash inflows for the year ended December 31, 2024, excluding the impact of CIP, were primarily driven by operating income and changes in payables and receivables due to the timing of payments and receipts.

Investing Activities

Cash outflows for the year ended December 31, 2024, excluding the impact of CIP, includes purchases of investments of $307.0 million (year ended December 31, 2023: $108.2 million) and property, equipment and software of $69.1 million (year ended December 31, 2023: $164.3 million), partially offset by proceeds of $135.9 million from Capital distributions from equity method investees (year ended December 31, 2023: $28.0 million). The year ended December 31, 2023 also included proceeds of $26.8 million from the Sale of investments and $46.2 million from the sale of certain Hong Kong pension sponsorship rights.

Financing Activities

Financing cash outflows during the year ended December 31, 2024 included $371.5 million of common dividend payments for dividends declared in January, April, July and October 2024 (year ended December 31, 2023: dividends paid of $357.9 million), $236.8 million of preferred dividend payments for dividends declared in January, April, July and October 2024 (year ended December 31, 2023: $236.8 million), $49.6 million for the repurchase of common shares through the open market (year ended December 31, 2023: $150.0 million), and the payment of $29.7 million to meet employees' withholding tax obligations on common share vestings (2023: $37.5 million). Financing cash outflows during the year ended December 31, 2024 also included a $600.0 million redemption of senior notes. Net borrowings under the revolving credit agreement were zero during the years ended December 31, 2024 and December 31, 2023.

Dividends

When declared, Invesco pays dividends on a quarterly basis in arrears. Holders of our preferred shares are eligible to receive dividends at an annual rate of 5.9% of the liquidation preference of $1,000 per share, or $59 per share per annum. The preferred dividend is payable quarterly on a non-cumulative basis when, if and as declared by our Board. However, if we have not declared and paid or set aside for payment full quarterly dividends on the preferred stock for a particular dividend period, we may not declare or pay dividends on, redeem, purchase or acquire our common stock or other junior securities in the next succeeding dividend period. In addition, if we have not declared and paid or set aside for payment quarterly dividends on the preferred stock for six quarterly periods, whether or not consecutive, the number of directors of the company will be increased by two and the holders of the preferred shares shall have the right to elect such two additional members of the Board.

On January 27, 2025, the company declared a fourth quarter 2024 cash dividend of $0.205 per common share to the holders of common shares. The dividend is payable on March 4, 2025, to common shareholders of record at the close of business on February 14, 2025, with an ex-dividend date of February 14, 2025.

On January 27, 2025, the company declared a preferred dividend of $14.75 per preferred share representing the period from December 1, 2024 through February 28, 2025. The preferred dividend is payable on March 3, 2025.

The declaration, payment and amount of any future dividends will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The company has a policy of managing dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts.

Common Share Repurchase Plan

During 2024, the company repurchased 2.9 million shares for $49.6 million in the open market as compared to 9.6 million shares for $150 million during 2023. At December 31, 2024, approximately $332.6 million remained authorized under the company's common share repurchase authorization approved by the Board on July 22, 2016 (December 31, 2023: $382.2 million).

Debt

The carrying value of our debt at December 31, 2024 was $890.6 million (December 31, 2023: $1,489.5 million), See Item 8, Financial Statements and Supplementary Data, Note 8, “Debt,” for additional disclosures.

For the year ended December 31, 2024, the company's weighted average cost of debt was 4.64% (year ended December 31, 2023: 4.28%).

Financial covenants under the revolving credit agreement include: (i) the quarterly maintenance of an Adjusted debt/Earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses (Covenant Adjusted EBITDA) leverage ratio, as defined in the revolving credit agreement, of not greater than 3.25:1.00, (ii) an interest coverage ratio (Covenant Adjusted EBITDA/interest expense for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of December 31, 2024, we were in compliance with our financial covenants. At December 31, 2024, our leverage ratio was 0.25:1.00 (December 31, 2023: 0.69:1.00), and our interest coverage ratio was 26.84:1.00 (December 31, 2023: 20.40:1.00).

The December 31, 2024 and 2023 coverage ratio calculations are as follows:

(in millions)	December 31, 2024	December 31, 2023
Net income/(loss) attributable to Invesco Ltd.	$538.0	$(333.7)
Dividends on preferred shares	236.8	236.8
Interest expense	58.0	70.5
Tax expense/(benefit)	252.9	(69.7)
Amortization/depreciation/impairment (1)	184.1	1,431.7
Common share-based compensation expense	71.1	114.6
One-time acceleration of compensation expense for currently outstanding Long-term awards (2)	147.6	—
Regulatory matters (2)	52.5	—
Unrealized (gains)/losses from investments, net (3)	16.0	(11.9)
Covenant Adjusted EBITDA (4)	$1,557.0	$1,438.3
Adjusted debt (4)	$393.8	$992.4
Leverage ratio (Adjusted debt/Covenant Adjusted EBITDA - maximum 3.25:1.00)	0.25	0.69
Interest coverage (Covenant Adjusted EBITDA/Interest expense - minimum 4.00:1.00)	26.84	20.40
____________
(1)    Includes amortization of cloud technology implementation costs.
(2)    Unusual or otherwise non-recurring gains and losses, as defined in our revolving credit agreement, are adjusted for in the determination of Covenant Adjusted EBITDA. A one-time acceleration of $147.6 million in expense resulting from changes to the criteria for retirements for currently outstanding Long-term awards and an expense of $52.5 million related to the settlement of regulatory matters in 2024 are non-recurring expenses and have been removed from the determination of Covenant Adjusted EBITDA.
(3)    Adjustments for unrealized gains and losses from investments, as defined in our revolving credit agreement, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.
(4)    Covenant Adjusted EBITDA and Adjusted debt are non-GAAP financial measures that are used by management in connection with certain debt covenant calculations under our revolving credit agreement. The calculation of Covenant Adjusted EBITDA above (a reconciliation from Net income attributable to Invesco Ltd.) is defined by our revolving credit agreement, and therefore Net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to Covenant Adjusted EBITDA. The calculation of 2024 Adjusted debt is defined in our amended revolving credit agreement and equals debt of $890.6 million plus $3.2 million in letters of credit less $500.0 million of excess unrestricted cash (cash and cash equivalents less the minimum regulatory capital requirement, not to exceed $500 million (2023: $500.0 million).

On January 30, 2024, Invesco Finance PLC, a wholly-owned indirect subsidiary of the Parent, paid in full the outstanding balance of the $600.0 million senior notes which were due on January 30, 2024.

The discussion that follows identifies risks associated with the company's liquidity and capital resources. The Item 1. Business - Risk Management section contains a broader discussion of the company's overall approach to risk management.

Credit and Liquidity Risk

The company manages its capital by reviewing annual and projected cash flow forecasts and by monitoring credit, liquidity and market risks, such as interest rate and foreign currency risks (as discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”), through measurement and analysis.

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. The company is primarily exposed to credit risk through its cash and cash equivalent deposits, which are held by external firms. The company invests its cash balances in its own institutional money market products, as well as with external high credit-quality financial institutions. These arrangements create exposure to concentrations of credit risk. As of December 31, 2024, our maximum exposure to credit risk related to our Cash and cash equivalent balances is $986.5 million, of which $479.3 million is invested in affiliated money market funds. See Part II, Item 8, Financial Statements and Supplementary Data - Note 2, "Fair Value of Assets and Liabilities" for information regarding Cash and cash equivalents invested in affiliated money market funds.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as the same become due. The company is exposed to liquidity risk through its $890.6 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed revolving credit agreement, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.

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

Off Balance Sheet Commitments

See Part II, Item 8, Financial Statements and Supplementary Data - Note 17, “Commitments and Contingencies,” for more information regarding undrawn capital commitments.

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

Intangible assets not subject to amortization are tested for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. If a quantitative assessment is required, the impairment test consists of a comparison of the fair value of an intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Management used an income approach to value indefinite-lived intangible assets related to acquired management contracts of U.S. retail mutual funds. An income approach includes assumptions for current market conditions, including the asset’s updated forecasts of AUM to take into consideration market gains or losses, net long-term flows and the corresponding changes in revenue and expenses. The most sensitive assumptions used in the income approach are the long-term growth rate and the discount rate applied to the cash flow forecast to determine present value. Taking into consideration the AUM mix of the U.S. retail mutual funds, the long-term growth rate was determined using the historical returns of the S&P 500 index, treasury bonds and treasury bills. The long-term growth rate used by management in the annual impairment test was 2.5% and is consistent with the prior year annual impairment test. The discount rate is an estimate of the weighted average cost of capital for the investment management sector reflecting the overall industry risks associated with future cash flows and considers an applicable size premium for the intangible asset. The discount rate used by management was 12.88%, which declined 17 bps from the prior year primarily due to a decrease in the risk-free rate. We continued to factor an asset-specific risk premium into the discount rate for the U.S. retail mutual fund indefinite-lived intangible assets to account for the uncertainty around future AUM flows given the continued shift in investor preferences away from actively managed funds. We assessed the reasonableness of the estimated fair value of the intangible assets by considering applicable market data.

Based on our annual impairment analysis as of October 1, 2024, we determined that the estimated fair value of the indefinite-lived intangible assets related to acquired management contracts of U.S. retail mutual funds exceeded its carrying value of $4,572.1 million by $267.4 million or 6%. Headroom increased from the prior year due to favorable market conditions and a decrease in the discount rate. While the company believes all assumptions utilized in our assessment are reasonable and appropriate, changes in these estimates could produce different fair value amounts which could drive impairment in future periods. For example, assuming all other assumptions remain static, a decrease to the long-term growth rate of 25 bps would decrease headroom to $178.1 million or 3.9%. Also, an increase to the discount rate of 15 bps would decrease headroom to $206.2 million or 4.5%.

Our annual impairment reviews of our other indefinite-lived intangible assets determined that there was not an impairment of these intangibles. The classifications of indefinite-lived and definite-lived intangible assets remain appropriate, and no changes to the expected lives of definite-lived intangible assets were required.

Goodwill

Management has the option to first assess goodwill for qualitative factors to determine whether it is necessary to perform a quantitative impairment test. We performed a quantitative annual impairment test as of October 1, 2023 and determined that the estimated fair value of the reporting unit exceeded its carrying value by 5%. For our annual impairment test in 2024, management performed the optional qualitative approach. Based on our annual impairment analysis of goodwill as of October 1, 2024, we determined that a quantitative assessment of the goodwill impairment test was not necessary. The qualitative impairment analysis indicated that headroom improved from the prior year impairment test due to improved profitability, favorable market conditions and a decrease in the discount rate.

The company cannot predict the occurrence of future events that might adversely affect the reported value of goodwill of $8,318.1 million at December 31, 2024. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions or a significant decline in our revenue and operating income due to a change in AUM mix or unfavorable market conditions, including a significant decline in our stock price for an extended period of time. However, an impairment in the future would not impact the company’s liquidity or capital resources.

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

Securities Market Risk

The company's exposure to market risk from financial instruments measured at fair value arises primarily from its investments. The following table summarizes the impact of a 10% increase or decrease in the fair values of these financial instruments:

	December 31, 2024
(in millions)	Fair Value	Fair Value assuming 10% increase	Fair Value assuming 10% decrease
Equity investments (1)	$371.2	$408.3	$334.1
Total assets measured at fair value exposed to market risk	$371.2	$408.3	$334.1

Net investments in CIP (2)	$401.4	$441.5	$361.3
____________

(1)If such a 10% increase or decrease in fair values were to occur, the change attributable to $371.2 million of these equity investments would result in a corresponding increase or decrease in our pre-tax earnings. At December 31, 2024, $219.6 million of these equity investments are held to hedge economically certain deferred compensation plans in which the company's employees participate. In addition to holding equity investments, the company has a total return swap (TRS) to economically hedge certain deferred compensation plan liabilities. The notional value of the TRS at December 31, 2024 was $421.2 million. The company recognizes as compensation expense the appreciation or depreciation of the compensation liability over the award's vesting period in proportion to the vested amount of the award. The company immediately recognizes the appreciation or depreciation of these investments, which is included in other gains and losses. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting net income, which will reverse and will offset to zero over the life of the award at the end of the multi-year vesting period.
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

Cash balances invested in money market funds of $479.3 million have been excluded from the table above. These are valued under the market approach at the NAV of the underlying funds, which is maintained at $1.

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. On December 31, 2024, the interest rates on 100.0% of the company's borrowings were fixed for a weighted average period of 8.9 years, and the company had a balance of zero on its revolving credit agreement.

The interest rate profile of the financial liabilities of the company on December 31 was:

(in millions)	December 31, 2024	December 31, 2023
Debt
Fixed rate	$890.6	$1,489.5
Floating rate	—	—
Total	$890.6	$1,489.5

Weighted average interest rate percentage	4.6%	4.3%
Weighted average period for which rate is fixed in years	8.9	6.0

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

In addition, the net assets and financial results of the company's foreign operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco. A strengthening U.S. Dollar has a negative impact on the company's foreign currency denominated earnings when presented in U.S. Dollars. The company's most significant foreign exchange rate risk exposure relates to the translation of Pound Sterling-denominated and Euro-denominated transactions into the U.S. Dollar reporting currency. Item 8, Financial Statements and Supplementary Data, Note 16, "Segment and Geographic Information," contains disclosure of revenue by geography.

The company is also exposed to foreign currency translation risk on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries' functional currencies. The impact of the revaluation is recorded in the Consolidated Statements of Income. Net foreign exchange revaluation gains and losses were zero in 2024 (2023: $0.9 million of losses) and are included in General and administrative expenses and Other gains and losses, net on the Consolidated Statements of Income.

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

Under the supervision, and with the participation of the chief executive officer and chief financial officer, management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2024.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Invesco Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Invesco Ltd. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Indefinite-Lived Intangible Assets Impairment Assessment for Acquired Management Contracts of U.S. Retail Mutual Funds

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s management contracts indefinite-lived intangible assets, net balance was $5,651.7 million as of December 31, 2024, of which a significant portion relates to indefinite-lived intangible assets related to acquired management contracts of U.S. retail mutual funds. Management tests for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the qualitative assessment indicates that an impairment may be likely or management elects to not perform the qualitative assessment, management performs a quantitative test to determine the fair value of the intangible assets and compares the fair value with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. Fair value is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount. As disclosed by management, the most sensitive assumptions used in the income approach are the long-term growth rate and the discount rate.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 25, 2025

We have served as the Company’s auditor since 2013.

Invesco Ltd.
Consolidated Balance Sheets

(in millions, except per share data)	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$986.5	$1,469.2
Accounts receivable	740.8	701.5
Investments	1,240.0	919.1
Other assets	1,120.7	1,226.5
Property, equipment and software, net	479.0	599.5
Intangible assets, net	5,749.3	5,848.1
Goodwill	8,318.1	8,691.5
Investments and other assets of CIP (1):	8,374.5	9,478.4
Total assets	$27,008.9	$28,933.8
LIABILITIES
Accrued compensation and benefits	$1,029.2	$900.4
Accounts payable and accrued expenses	1,285.3	1,688.3
Debt	890.6	1,489.5
Deferred tax liabilities, net	1,281.9	1,325.7
Debt and other liabilities of CIP (1):	6,853.1	7,613.9
Total liabilities	11,340.1	13,017.8
Commitments and contingencies (See Note 17)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	544.7	745.7
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized, issued and outstanding as of December 31, 2024 and 2023)	4,010.5	4,010.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million shares issued as of December 31, 2024 and 2023)	113.2	113.2
Additional paid-in-capital	7,334.6	7,451.6
Treasury shares	(2,852.7)	(3,002.6)
Retained earnings	6,990.4	6,826.7
Accumulated other comprehensive income/(loss), net of tax	(1,036.1)	(801.8)
Total equity attributable to Invesco Ltd.	14,559.9	14,597.6
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	564.2	572.7
Total permanent equity	15,124.1	15,170.3
Total liabilities, temporary and permanent equity	$27,008.9	$28,933.8

(1) See Note 18, “Consolidated Investment Products,” for balances related to consolidated VIEs.

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Income

	Years ended December 31,
(in millions, except per common share data)	2024	2023	2022
Operating revenues:
Investment management fees	$4,342.3	$4,106.0	$4,358.4
Service and distribution fees	1,479.7	1,374.6	1,405.5
Performance fees	46.4	46.7	68.2
Other	198.6	189.1	216.8
Total operating revenues	6,067.0	5,716.4	6,048.9
Operating expenses:
Third-party distribution, service and advisory	2,025.6	1,825.2	1,886.2
Employee compensation	2,014.2	1,885.8	1,725.1
Marketing	81.3	82.1	94.6
Property, office and technology	474.3	450.1	446.7
General and administrative	594.7	567.6	493.6
Transaction, integration and restructuring	—	41.6	21.2
Amortization and impairment of intangible assets	44.8	1,298.8	63.8
Total operating expenses	5,234.9	6,151.2	4,731.2
Operating income/(loss)	832.1	(434.8)	1,317.7
Other income/(expense):
Equity in earnings of unconsolidated affiliates	43.0	71.3	106.1
Interest and dividend income	58.9	47.8	24.4
Interest expense	(58.0)	(70.5)	(85.2)
Other gains/(losses), net	47.7	98.0	(139.5)
Other income/(expense) of CIP, net	81.6	50.3	24.2
Income/(loss) before income taxes	1,005.3	(237.9)	1,247.7
Income tax provision	(252.9)	69.7	(322.2)
Net income/(loss)	752.4	(168.2)	925.5
Net (income)/loss attributable to noncontrolling interests in consolidated entities	22.4	71.3	(4.8)
Dividends declared on preferred shares	(236.8)	(236.8)	(236.8)
Net income/(loss) attributable to Invesco Ltd.	$538.0	$(333.7)	$683.9

Earnings per common share:
-basic	$1.18	$(0.73)	$1.50
-diluted	$1.18	$(0.73)	$1.49

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Comprehensive Income

	Years ended December 31,
(in millions)	2024	2023	2022
Net income/(loss)	$752.4	$(168.2)	$925.5
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(234.3)	144.9	(463.1)
Other comprehensive income/(loss), net of tax	—	(4.3)	(37.8)
Other comprehensive income/(loss)	(234.3)	140.6	(500.9)
Total comprehensive income/(loss)	518.1	(27.6)	424.6
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	22.4	71.3	(4.8)
Dividends declared on preferred shares	(236.8)	(236.8)	(236.8)
Comprehensive income/(loss) attributable to Invesco Ltd.	$303.7	$(193.1)	$183.0

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
(in millions)	2024	2023	2022
Operating activities:
Net income/(loss)	$752.4	$(168.2)	$925.5
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	179.6	182.8	195.3
Impairment of intangible assets	—	1,248.9	—
Common share-based compensation expense	104.6	114.6	106.2
Other (gains)/losses, net	(45.1)	(97.3)	139.5
Other (gains)/losses of CIP, net	57.9	176.3	126.9
Equity in earnings of unconsolidated affiliates	(43.0)	(71.3)	(106.1)
Distributions from equity method investees	82.1	69.4	74.2
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	17.1	(50.8)	(359.2)
(Purchase)/sale of investments, net	(61.8)	69.4	(27.6)
(Increase)/decrease in receivables and other assets	319.7	448.7	912.8
Increase/(decrease) in payables and other liabilities	(173.5)	(621.7)	(1,284.3)
Net cash provided by/(used in) operating activities	1,190.0	1,300.8	703.2
Investing activities:
Purchase of property, equipment and software	(69.1)	(164.3)	(192.9)
Purchase of investments by CIP	(4,134.7)	(3,214.4)	(2,717.2)
Sale of investments by CIP	4,479.5	3,111.6	2,638.4
Purchase of investments	(293.2)	(65.2)	(217.8)
Sale of investments	0.2	26.8	97.9
Capital distribution from equity method investees	126.8	23.3	32.6
Other investing activities	—	46.2	—
Net cash inflows/(outflows) upon consolidation/deconsolidation of CIP	(41.1)	(8.3)	(16.6)
Net cash provided by/(used in) investing activities	68.4	(244.3)	(375.6)
Financing activities:
Purchases of treasury shares	(79.3)	(187.5)	(244.7)
Dividends paid - preferred	(236.8)	(236.8)	(236.8)
Dividends paid - common	(371.5)	(357.9)	(334.8)
Third-party capital invested into CIP	150.0	201.2	709.2
Third-party capital distributed by CIP	(201.1)	(255.6)	(284.8)
Borrowings of debt of CIP	1,488.8	703.0	30.1
Repayments of debt of CIP	(1,811.7)	(451.8)	(5.1)
Borrowings of revolving credit agreement	2,269.5	—	—
Repayments of revolving credit agreement	(2,269.5)	—	—
Repayment of senior notes	(600.0)	—	(600.0)
Net cash provided by/(used in) financing activities	(1,661.6)	(585.4)	(966.9)
Increase/(decrease) in cash and cash equivalents	(403.2)	471.1	(639.3)
Foreign exchange movement on cash and cash equivalents	(30.3)	24.0	(68.6)
Foreign exchange movement on cash and cash equivalents of CIP	(2.1)	2.4	(5.1)
Cash and cash equivalents, beginning of period	1,931.6	1,434.1	2,147.1
Cash and cash equivalents, end of period	$1,496.0	$1,931.6	$1,434.1

Cash and cash equivalents	$986.5	$1,469.2	$1,234.7
Cash and cash equivalents of CIP	509.5	462.4	199.4
Total cash and cash equivalents per consolidated statement of cash flows	1,496.0	1,931.6	1,434.1

Supplemental Cash Flow Information:
Interest paid	(53.6)	(68.2)	(67.4)
Interest received	35.5	31.0	8.7
Taxes paid	(236.3)	(195.1)	(301.4)

See accompanying notes.

Invesco Ltd.
Consolidated Statements of Changes in Equity

	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/Temporary Equity
January 1, 2024	$4,010.5	$113.2	$7,451.6	$(3,002.6)	$6,826.7	$(801.8)	$14,597.6	$572.7	$15,170.3	$745.7
Net income	—	—	—	—	774.8	—	774.8	31.4	806.2	(53.8)
Other comprehensive income/(loss)	—	—	—	—	—	(234.3)	(234.3)	—	(234.3)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(39.9)	(39.9)	(147.2)
Dividends declared - preferred ($59.00 per share)	—	—	—	—	(236.8)	—	(236.8)	—	(236.8)	—
Dividends declared - common ($0.815 per share)	—	—	—	—	(374.3)	—	(374.3)	—	(374.3)	—
Employee common share plans:
Common share-based compensation	—	—	104.6	—	—	—	104.6	—	104.6	—
Vested common shares	—	—	(211.0)	211.0	—	—	—	—	—	—
Other common share awards	—	—	(10.6)	18.2	—	—	7.6	—	7.6	—
Purchase of common shares	—	—	—	(79.3)	—	—	(79.3)	—	(79.3)	—
December 31, 2024	$4,010.5	$113.2	$7,334.6	$(2,852.7)	$6,990.4	$(1,036.1)	$14,559.9	$564.2	$15,124.1	$544.7

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

Accounting Pronouncements Recently Adopted

Segment Disclosures. On January 1, 2024, the company adopted Accounting Standards Update 2023-07, "Segment Reporting: Improvements to Reportable Segment Disclosures" (ASU 2023-07). The standard requires disclosure of the Chief Operating Decision Maker (CODM) and information about segment expenses on a quarterly and annual basis. The adoption of this amendment resulted in additional disclosures, see Note 16, "Segment and Geographic Information."

Pending Accounting Pronouncements

Income Tax Disclosures. In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-09, "Income Taxes: Improvements to Income Tax Disclosures" (ASU 2023-09). The standard requires disaggregated income tax disclosures of the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025 and early adoption is permitted. The adoption of this amendment will result in incremental disclosures within the Consolidated Financial Statements.

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued Accounting Standards Update 2024-03, "Disaggregation of Income Statement Expenses" (ASU 2024-03). The standard requires the disaggregated disclosure of certain income statement items. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and early adoption is permitted. The company is currently evaluating the impact of this amendment on its Consolidated Financial Statements.

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

The Consolidated Financial Statements have been prepared primarily on the historical cost basis; however, certain items are presented using other bases such as fair value, where such treatment is required or voluntarily elected. The financial statements of subsidiaries, with the exception of certain CIP, are prepared for the same reporting period as the Parent and use consistent accounting policies, which, where applicable, have been adjusted to U.S. GAAP from local generally accepted accounting principles or reporting regulations. The financial information of certain CIP is included in the company's Consolidated Financial Statements on a lag (generally three months) based upon the availability of fund financial information. Noncontrolling interests in consolidated entities represents the interests in certain entities consolidated by the company either because the company has control over the entity or has determined that it is the primary beneficiary, but the company does not own all of the entity's equity. To the extent that noncontrolling interests represent equity which is redeemable or convertible for cash or other assets at the option of the equity holder, these are deemed to represent temporary equity, and are classified as equity attributable to redeemable noncontrolling interests in the Consolidated Balance Sheets. Nonredeemable noncontrolling interests are classified as a component of permanent equity.

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

The company's economic risk with respect to each investment in a CIP is limited to its equity ownership and any uncollected management and performance fees. See Note 18, "Consolidated Investment Products," for additional information regarding the impact of CIP.

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

All of the investments held by VIEs are presented at fair value in the company's Consolidated Balance Sheets at December 31, 2024 and 2023. The company has elected the fair value option under ASC Topic 825-10-25 for measuring the collateral assets held and notes issued by its consolidated CLOs to eliminate inconsistencies that would otherwise arise from using different accounting bases. The notes issued by consolidated CLOs are measured under the measurement alternative that requires the reporting entity to measure both the financial assets and liabilities of the CLOs using the more observable fair value. By electing the fair value option, the notes issued by the CLOs are measured based on the fair value of the net assets of the CLOs. Gains or losses related to assets and liabilities of consolidated CLOs are offset in Other income/(expense) of CIP, net in the Consolidated Statements of Income. Net income (loss) attributable to Invesco Ltd. includes only the changes in fair value of the company’s economic interests in the consolidated CLOs due to the elimination of net income (loss) related to noncontrolling interests.

Reclassifications

During the year ended December 31, 2024, expenses for client-related travel and entertainment and outsourced services were reclassified to General and administrative expenses. The impact of this reclassification on the Consolidated Statements of Income is as follows:

• For the twelve months ended December 31, 2024: decreased Marketing and Property, office and technology expenses by $28.9 million and $92.7 million, respectively, and increased General and administrative by $121.6 million.

• For the twelve months ended December 31, 2023: decreased Marketing and Property, office and technology expenses by $21.3 million and $95.9 million, respectively, and increased General and administrative by $117.2 million.

The reclassification had no impact on our reported Operating revenues, Operating income, Net income, or any internal performance measure on which management is compensated.

Assets and Liabilities Held for Sale

During the year ended December 31, 2024, the company and IndusInd International Holdings Limited, a company organized under the laws of the Republic of Mauritius, entered into a definitive agreement to form a joint venture through the sale of 60% of the company's stake in Invesco Asset Management (India) Private Limited, a wholly owned subsidiary. The transaction is expected to close in 2025. As a result, Invesco Asset Management (India) Private Limited's business has been classified as held for sale and the associated assets and liabilities are presented on the Consolidated Balance Sheets within Other assets and Accounts payable and accrued expenses, respectively.

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

Change in Accounting Estimate

In September 2024, the company made changes to the retirement criteria for vesting of currently outstanding long-term awards which resulted in a change in estimate for long-term awards granted to employees who meet the criteria. The change to the criteria became effective during the year ended December 31, 2024 and resulted in the accelerated recognition of $147.6 million in Employee compensation expense.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held at banks and short-term investments with a maturity of three months or less (primarily held in affiliated money market funds). Cash and cash equivalents of CIP are not available for general use by the company and are included in Investments and other assets of CIP on the Consolidated Balance Sheets.

Cash balances may not be readily accessible to the Parent due to capital adequacy requirements of certain of our subsidiaries. We meet these requirements in part by holding Cash and cash equivalents. This retained cash can be used for general business purposes in the countries where it is located and is therefore not considered restricted cash.

Investments

The majority of the company’s investment balances relate to balances held in affiliated funds and equity method investees. In the normal course of business, the company invests in various types of affiliated investment products, either as “seed capital” or as longer-term investments alongside third-party investors, typically referred to as “co-investments.” Seed capital investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods to allow the funds to achieve critical mass, establish their track records and obtain third-party investments. Seed capital may also be held for regulatory purposes in certain jurisdictions. Co-investments are often required of the investment manager by third-party investors in closed-ended funds to demonstrate an alignment of the investment manager’s interests with those of the third-party investors. The company also invests in affiliated funds in connection with its deferred compensation plans.

Investments are categorized as equity investments, equity method investments and other investments. See Note 3, “Investments,” for additional details.

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

Equity method investments include investments over which the company is deemed to have significant influence. Significant influence typically exists when the company owns between 20% to 50% of an investee, although other factors are considered including representation on the Board, the concentration of other shareholders and the impacts of contractual arrangements. The equity method of accounting requires that the investment is initially recorded at cost, including any excess value paid over the book value of the investment acquired. The carrying amount of the investment is increased or decreased to recognize the company's share of the after-tax profit or loss of the investee after the date of acquisition and is decreased as distributions are received. Distributions received from equity method investees are classified in the Consolidated Statements of Cash Flows as either operating or investing activities based on the nature of the distribution. The proportionate share of income or loss is included in Equity in earnings of unconsolidated affiliates in the Consolidated Statements of Income.

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

Debt Issuance Costs

Debt issuance costs related to the issuance of senior notes are presented as a deduction from the carrying amount of the related debt liability. Debt issuance costs related to the company's revolving credit agreement are presented as a deferred asset within Other assets on the company's Consolidated Balance Sheets. Debt issuance costs are amortized over the term of the debt using the effective interest method and are reflected in Interest expense in the Consolidated Statements of Income. After initial recognition, debt issuance costs are measured at amortized cost.

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

The company currently economically hedges the exposure to market movements on certain of these awards by either holding the underlying investment products on its balance sheet or through a TRS financial instrument. The company immediately recognizes the full value of the investment in Investments on the Consolidated Balance Sheets and any subsequent appreciation or depreciation of the investments, in Other gains/(losses), net in the Consolidated Statements of Income.

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

2. FAIR VALUE OF ASSETS AND LIABILITIES

The fair value of financial instruments are presented in the below summary table. The fair value of financial instruments held by CIP are presented in Note 18, "Consolidated Investment Products."

	December 31, 2024	December 31, 2023
(in millions)	Fair Value	Fair Value
Cash and cash equivalents	$986.5	$1,469.2
Equity investments	371.2	272.4
Assets held for policyholders	—	393.9
Policyholder payables (1)	—	(393.9)
Total return swap related to deferred compensation plans	(9.4)	4.9
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

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including by major security type for equity investments, which are measured at fair value on the company's Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively:

	December 31, 2024
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$479.3	$479.3	$—	$—
Investments: (2)
Equity investments:
Seed capital	151.6	151.6	—	—
Investments related to deferred compensation plans	219.6	219.6	—	—
Total	$850.5	$850.5	$—	$—
Liabilities:
Total return swap related to deferred compensation plans	$(9.4)	$—	$(9.4)	$—
Contingent consideration liability	(1.3)	—	—	(1.3)
Total	$(10.7)	$—	$(9.4)	$(1.3)

	December 31, 2023
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$927.8	$927.8	$—	$—
Investments: (2)
Equity investments:
Seed capital	75.7	75.7	—	—
Investments related to deferred compensation plans	196.7	196.7	—	—
Assets held for policyholders (3)	393.9	393.9	—	—
Total return swap related to deferred compensation plans	4.9	—	4.9	—
Total	$1,599.0	$1,594.1	$4.9	$—
Liabilities:
Contingent consideration liability	(1.3)	—	—	(1.3)
Total	$(1.3)	$—	$—	$(1.3)
____________
(1)The balance primarily represents cash held in affiliated money market funds.
(2)Equity method and other investments of $854.5 million and $14.3 million, respectively, as of December 31, 2024 (December 31, 2023: $631.8 million and $14.9 million, respectively) are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.
(3)The majority of Assets held for policyholders were held in affiliated funds.

Total Return Swap

In addition to holding equity investments, the company has a TRS to hedge economically certain deferred compensation liabilities. The notional value of the TRS at December 31, 2024 was $421.2 million, and the fair value of the TRS was a liability of $9.4 million (December 31, 2023 notional value was $393.0 million and the fair value was an asset of $4.9 million). During the year ended December 31, 2024, market valuation gains related to the TRS were $23.8 million (December 31, 2023: $30.1 million net gains).
The fair value of the TRS was determined under the market approach using quoted prices of the underlying investments and, as such, is classified as level 2 of the valuation hierarchy. The TRS is not designated as a hedging instrument for accounting purposes.
3.  INVESTMENTS

The disclosures below include details of the company's investments. Investments held by CIP are detailed in Note 18, "Consolidated Investment Products."

(in millions)	December 31, 2024	December 31, 2023
Equity investments:
Seed capital	$151.6	$75.7
Investments related to deferred compensation plans	219.6	196.7
Equity method investments	854.5	631.8
Other	14.3	14.9
Total investments (1)	$1,240.0	$919.1
____________
(1)    The majority of the company’s investment balances relate to balances held in affiliated funds and equity method investees.

Equity investments

Net gains recorded in Other gains/(losses) in the Consolidated Statements of Income resulting from equity investments and the TRS for the year ended December 31, 2024, were $44.2 million (December 31, 2023: $61.3 million net gains). The unrealized gains and losses for the year ended December 31, 2024, that relate to equity investments still held at December 31, 2024, was a $20.5 million net gain (December 31, 2023: $17.2 million net gain).

Equity method investments

Investments on the Consolidated Balance Sheets which are accounted for using the equity method include the company's investments in Invesco Great Wall as well as certain of its managed private equity, real estate and other investment entities. These investment entities include variable interest entities for which the company has determined that it is not the primary beneficiary and other investment products structured as partnerships for which the company is the general partner and the other limited partners possess either substantive kick-out, liquidation or participation rights. See Note 1, “Accounting Policies,” for additional information.

4.  PROPERTY, EQUIPMENT AND SOFTWARE

The following is a summary of property, equipment and software:

(in millions)	December 31, 2024	December 31, 2023
Technology and Other Equipment	$240.3	$267.6
Software	778.5	800.0
Land and Buildings	85.2	87.3
Leasehold Improvements	267.3	277.7
Work in Process	62.4	111.6
Property, Equipment and Software, Gross	1,433.7	1,544.2
Less: Accumulated Depreciation	(945.9)	(935.9)
Less: Accumulated Impairment	(8.8)	(8.8)
Property, Equipment and Software, Net	$479.0	$599.5

Depreciation expense related to Property, equipment and software was $134.8 million, $132.9 million and $131.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

5.  INTANGIBLE ASSETS

The following table presents the major classes of the company's intangible assets at December 31, 2024 and 2023:

(in millions)	Gross Book Value	Accumulated Amortization and Impairment	Net Book Value
December 31, 2024
Management contracts - indefinite-lived	$6,900.6	$(1,248.9)	$5,651.7
Management contracts - finite-lived	317.7	(253.2)	64.5
Other (1)	195.7	(162.6)	33.1
Total	$7,414.0	$(1,664.7)	$5,749.3
December 31, 2023
Management contracts - indefinite-lived	$6,954.3	$(1,248.9)	$5,705.4
Management contracts - finite-lived	318.3	(221.5)	96.8
Other (1)	201.4	(155.5)	45.9
Total	$7,474.0	$(1,625.9)	$5,848.1
__________
(1)    Includes indefinite-lived non-management contracts intangible assets of $19.1 million for the years ended December 31, 2024 and 2023, and developed technology intangible assets that were fully amortized during the year ended December 31, 2024.

Amortization expense was $44.8 million (December 31, 2023: $49.9 million; December 31, 2022: $63.8 million). An impairment related to indefinite-lived management contracts of U.S. retail mutual funds of $1,248.9 million was recorded during the year ended December 31, 2023. Estimated amortization expense for each of the five succeeding fiscal years based upon the company's intangible assets at December 31, 2024 is as follows:

(in millions) Years Ended December 31,	Estimated Amortization Expense
2025	$(37.6)
2026	$(35.8)
2027	$(3.6)
2028	$(1.5)
2029	$—

6.  GOODWILL

The table below details changes in the goodwill balance:

(in millions)	Net Book Value
January 1, 2024	$8,691.5
Foreign exchange	(189.2)
Transfer to held for sale (1)	(184.2)
December 31, 2024	$8,318.1

January 1, 2023	$8,557.7
Foreign exchange	133.8
December 31, 2023	$8,691.5
_________
(1) Included in Other assets on the Consolidated Balance Sheet. See Note 1, “Accounting Policies,” for additional information.

7.  OTHER LIABILITIES

The table below details the components of other liabilities:

(in millions)	December 31, 2024	December 31, 2023
Compensation and benefits	$74.2	$98.3
Accrued bonus and deferred compensation	955.0	802.1
Accrued compensation and benefits	$1,029.2	$900.4

Accruals and other liabilities	$584.4	$961.4
Lease liability (See Note 13)	454.9	433.7
Accounts payable	30.6	31.5
Unsettled funds payable	69.4	151.2
Income taxes payable	146.0	110.5
Accounts payable and accrued expenses	$1,285.3	$1,688.3

8.  DEBT

The issuer of the senior notes, Invesco Finance PLC, is an indirect 100% owned finance subsidiary of the Parent, and the Parent fully and unconditionally guarantees the securities.

The disclosures below include details of the company's debt. Debt of CIP is detailed in Note 18, “Consolidated Investment Products.”

	December 31, 2024		December 31, 2023
(in millions)	Carrying Value (4)	Fair Value	Carrying Value (4)	Fair Value
$2.0 billion revolving credit agreement expiring April 26, 2028 (1)	$—	$—	$—	$—
Unsecured Senior Notes (2):
$600 million 4.000% - due January 30, 2024 (3)	—	—	599.9	599.1
$500 million 3.750% - due January 15, 2026	499.3	494.5	498.6	489.1
$400 million 5.375% - due November 30, 2043	391.3	391.7	391.0	409.6
Debt	$890.6	$886.2	$1,489.5	$1,497.8
____________
(1)The base interest rate is the secured overnight financing rate (SOFR) plus a 0.10% adjustment (Adjusted SOFR).
(2)The company's senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
(3)On January 30, 2024, the outstanding balance of the $600.0 million senior notes was paid in full.
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

At December 31, 2024, the outstanding balance on the revolving credit agreement was zero. Borrowings under the revolving credit agreement will bear interest at (i) Adjusted SOFR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) Adjusted SOFR for an interest period of one month plus 1.00%), plus, in either case, an applicable margin determined with reference to the higher of the available credit ratings of the Parent or its indirect subsidiary, Invesco Finance PLC. Based on credit ratings of the Parent as of December 31, 2024 and December 31, 2023, the applicable margin for SOFR-based loans was 1.13% and for base rate loans was 0.13%. In addition, the company is required to pay the lenders a facility fee on the aggregate commitments of the lenders (whether or not used) at a rate per annum which is based on the higher of the available credit ratings of the Parent or its indirect subsidiary, Invesco Finance PLC. Based on credit ratings as of December 31, 2024 and December 31, 2023, the annual facility fee was equal to 0.13% for both periods.

The revolving credit agreement contains customary restrictive covenants on the company and its subsidiaries. Restrictive covenants in the revolving credit agreement include, but are not limited to: prohibitions on creating, incurring or assuming any liens; entering into merger arrangements; selling, leasing, transferring or otherwise disposing of assets; making a material change in the nature of the business; making a significant accounting policy change in certain situations; entering into transactions with affiliates; and incurring indebtedness through the subsidiaries (other than the borrower, Invesco Finance PLC). Many of these restrictions are subject to certain minimum thresholds and exceptions. Financial covenants under the revolving credit agreement include: (i) the quarterly maintenance of a debt/Covenant Adjusted EBITDA leverage ratio, as defined in the revolving credit agreement, of not greater than 3.25:1.00, (ii) an interest coverage ratio (Covenant Adjusted EBITDA, as defined in the revolving credit agreement/interest expense for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. The company is in compliance with all restrictive debt covenants as of December 31, 2024.

The revolving credit agreement also contains customary provisions regarding events of default which could result in an acceleration or increase in amounts due, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control, certain judgments, ERISA matters, cross-default to other debt agreements, governmental action prohibiting or restricting the company or its subsidiaries in a manner that has a material adverse effect, and failure of certain guaranty obligations.

9.  SHARE CAPITAL

The preferred shares have a $0.20 par value, liquidation preference of $1,000 per share and fixed cash dividend rate of 5.90% per annum, payable quarterly on a non-cumulative basis. Shares of preferred stock are not redeemable prior to the 21st anniversary of their original issue date of May 24, 2019. The number of preferred shares issued and outstanding is represented in the table below:

in millions	December 31, 2024	December 31, 2023
Preferred shares issued (1)	4.0	4.0
Preferred shares outstanding (1)	4.0	4.0
__________
(1)    The five-year lock-up period which prohibited the sale of preferred shares by MassMutual expired on May 24, 2024.
The number of common shares and common share equivalents issued are represented in the table below:

in millions	December 31, 2024	December 31, 2023	December 31, 2022
Common shares issued	566.1	566.1	566.1
Less: Treasury shares for which dividend and voting rights do not apply	(118.1)	(116.6)	(111.3)
Common shares outstanding	448.0	449.5	454.8

During the year ended December 31, 2024, the company repurchased 2.9 million common shares in the open market at a cost of $49.6 million (December 31, 2023: 9.6 million common shares at a cost of $150.0 million). Separately, an aggregate of 2.0 million shares were withheld on vesting events during the year ended December 31, 2024 to meet employees' withholding tax obligations (December 31, 2023: 1.9 million). The fair value of the common shares withheld at the respective withholding dates was $29.7 million (December 31, 2023: $37.5 million). At December 31, 2024, approximately $332.6 million remained authorized under the company's common share repurchase authorization approved by the Board on July 22, 2016 (December 31, 2023: $382.2 million).

Total treasury shares at December 31, 2024 were 123.0 million (December 31, 2023: 124.7 million), including 4.9 million unvested restricted common stock awards (December 31, 2023: 8.1 million) for which dividend and voting rights apply. The market price of common shares on December 31, 2024 was $17.48. The total market value of the company's 123.0 million treasury shares was $2.2 billion at December 31, 2024.

Movements in Treasury Shares comprise:

in millions	2024	2023	2022
Beginning balance on January 1	124.7	119.5	115.7
Acquisition of common shares	4.9	11.5	11.3
Distribution of common shares	(6.2)	(6.0)	(7.1)
Common shares distributed to meet ESPP obligation	(0.4)	(0.3)	(0.4)
Ending balance on December 31	123.0	124.7	119.5

10.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	2024
(in millions)	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	$(234.3)	$—	$(234.3)
Other comprehensive income/(loss), net	—	—	—
Other comprehensive income/(loss), net of tax	(234.3)	—	(234.3)

Beginning balance on January 1	(670.1)	(131.7)	(801.8)
Other comprehensive income/(loss), net of tax	(234.3)	—	(234.3)
Ending balance on December 31	$(904.4)	$(131.7)	$(1,036.1)

	2023
(in millions)	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	$144.9	$—	$144.9
Other comprehensive income/(loss), net	—	(4.3)	(4.3)
Other comprehensive income/(loss), net of tax	144.9	(4.3)	140.6

Beginning balance on January 1	(815.0)	(127.4)	(942.4)
Other comprehensive income/(loss), net of tax	144.9	(4.3)	140.6
Ending balance on December 31	$(670.1)	$(131.7)	$(801.8)

	2022
(in millions)	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	$(463.1)	$—	$(463.1)
Other comprehensive income/(loss), net	—	(37.8)	(37.8)
Other comprehensive income/(loss), net of tax	(463.1)	(37.8)	(500.9)

Beginning balance on January 1	(351.9)	(89.6)	(441.5)
Other comprehensive income/(loss), net of tax	(463.1)	(37.8)	(500.9)
Ending balance on December 31	$(815.0)	$(127.4)	$(942.4)

11.  COMMON SHARE-BASED COMPENSATION

The company recognized total compensation expense of $104.6 million, $114.6 million and $106.2 million related to equity-settled common share-based compensation for the years ended December 31, 2024, 2023 and 2022, respectively. The income tax benefit recognized in the Consolidated Statements of Income for common share-based compensation arrangements was $22.1 million for 2024 (2023: $17.4 million; 2022: $21.7 million).

Employee common share awards are broadly classified into two categories: time-vested and performance-vested. Time-vested awards vest ratably over a defined period of continued employee service. Performance-vested awards vest upon (i) the company's attainment of certain pre-established performance criteria, and (ii) a defined period of continued employee service.

Time-vested and performance-vested equity awards are granted in the form of restricted stock awards (RSAs) or restricted stock units (RSUs). With respect to the performance-vested awards granted in February 2022, 2023 and 2024, vesting is tied to the achievement of specific levels of adjusted operating margin and relative total shareholder return with vesting ranging from 0% to 150%.

Employee common share awards are measured at fair value based on Invesco's common stock price at the date of grant and are expensed on a straight-line or accelerated basis over the vesting period.

With respect to time-vested awards, dividends accrue directly to the employee holder of RSAs, and cash payments in lieu of dividends are made to employee holders of RSUs. With respect to performance-vested awards, cash payments in lieu of dividends are deferred and are paid at the same rate as on the underlying shares if and to the extent the award vests.

The 2016 Global Equity Incentive Plan, which was originally approved by the company's common shareholders in May 2016 and most recently amended and restated in July 2024, authorizes the issuance of up to 21.2 million shares. In May 2010, the board approved the 2010 Global Equity Incentive Plan ST (GEIP ST). The GEIP ST authorizes the issuance of up to 8.5 million shares. With respect to the GEIP ST, awards are only granted as employment inducement awards in connection with a strategic transaction and, as a result, do not require shareholder approval under the rules of the NYSE or otherwise.

Movements on employee common share awards during the years ended December 31, 2024, 2023 and 2022 were detailed below:

	2024			2023		2022
(in millions of common shares, except fair values)	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value	Time-Vested	Performance-Vested	Time-Vested	Performance-Vested
Unvested at the beginning of year	10.4	1.6	$18.84	10.3	2.1	13.5	1.9
Granted	5.0	0.9	15.20	5.7	0.3	3.6	1.0
Forfeited/Canceled due to performance measures	(0.5)	(0.1)	17.72	(0.3)	(0.2)	(0.3)	(0.1)
Vested and distributed	(5.1)	(1.0)	18.52	(5.3)	(0.6)	(6.5)	(0.7)
Unvested at the end of the year	9.8	1.4	$17.17	10.4	1.6	10.3	2.1
___________

The total fair value of common shares that vested during 2024 was $95.7 million (2023: $101.4 million; 2022: $141.8 million). The weighted average grant date fair value of the U.S. dollar share awards that were granted during 2024 was $15.20 (2023: $17.53; 2022: $21.23).

At December 31, 2024, there was $94.7 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.30 years.

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

The total amounts charged to the Consolidated Statements of Income for the year ended December 31, 2024 of $75.4 million (December 31, 2023: $73.9 million, December 31, 2022: $76.4 million) represent contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of December 31, 2024, accrued contributions of $13.0 million (December 31, 2023: $12.9 million) for the current year will be paid to the plans.

Defined Benefit Plans

The company maintains legacy defined benefit pension plans for qualifying employees of its subsidiaries in the U.K., Ireland, Germany and Taiwan. All defined benefit plans are closed to new participants.

The most recent actuarial valuations of plan assets and the present value of the defined benefit obligation were valued as of December 31, 2024. The benefit obligation, related current service cost and prior service cost were measured using the projected unit credit method.

Benefit Obligations and Funded Status

The amounts included in the Consolidated Balance Sheets arising from the company's obligations and plan assets in respect of its defined benefit retirement plans were as follows:

(in millions)	2024	2023
Benefit obligation	$(285.7)	$(325.8)
Fair value of plan assets	304.7	350.1
Funded status	$19.0	$24.3
Amounts recognized in the Consolidated Balance Sheets:
Other assets	$21.9	$27.0
Accrued compensation and benefits	(2.9)	(2.7)
Funded status	$19.0	$24.3

Changes in the benefit obligations were as follows:

(in millions)	2024	2023
January 1	$325.8	$303.0
Service cost	0.1	0.2
Interest cost	14.0	14.0
Actuarial (gains)/losses	(35.6)	5.0
Exchange difference	(6.9)	17.2
Benefits paid	(11.7)	(13.6)
December 31	$285.7	$325.8

Key assumptions used in plan valuations are detailed below. Appropriate local mortality tables were also used. The weighted average assumptions used to determine defined benefit obligations at December 31, 2024 and 2023 were as follows:

	2024	2023
Discount rate	5.23%	4.37%
Expected rate of salary increases	2.90%	2.87%
Future pension trend rate increases	3.29%	3.28%

Changes in the fair value of plan assets in the current period were as follows:

	Retirement Plans
(in millions)	2024	2023
January 1	$350.1	$335.8
Actual return on plan assets	(26.8)	8.4
Foreign currency changes	(7.1)	19.3
Contributions from the company	0.2	0.2
Benefits paid	(11.7)	(13.6)
December 31	$304.7	$350.1

The components of the amount recognized in accumulated other comprehensive income at December 31, 2024 and 2023 were as follows:

	Retirement Plans
(in millions)	2024	2023
Prior service cost/(credit)	$5.3	$5.6
Net actuarial loss/(gain)	157.1	156.5
Total	$162.4	$162.1

The amounts in accumulated other comprehensive income expected to be amortized into the Consolidated Income Statement during the year ending December 31, 2025 are as follows:

(in millions)	Retirement Plans
Prior service cost/(credit)	$0.3
Net actuarial loss/(gain)	5.0
Total	$5.3

The total accumulated and projected benefit obligation and fair value of plan assets for plans with accumulated and projected benefit obligations in excess of plan assets were as follows:

	Retirement Plans
(in millions)	2024	2023
Plans with accumulated and projected benefit obligation in excess of plan assets:
Accumulated and projected benefit obligation	$4.3	$4.2
Fair value of plan assets	$1.4	$1.5

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect of these defined benefit plans were as follows:

	Retirement Plans
(in millions)	2024	2023	2022
Service cost	$0.1	$0.2	$—
Interest cost	14.0	14.0	8.8
Expected return on plan assets	(14.2)	(14.7)	(13.5)
Amortization of prior service cost/(credit)	0.2	0.5	0.2
Amortization of net actuarial (gain)/loss	4.8	3.8	0.8
Net periodic benefit cost/(credit)	$4.9	$3.8	$(3.7)

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2024, 2023 and 2022 were:

	Retirement Plans
	2024	2023	2022
Discount rate	4.37%	4.55%	1.91%
Expected return on plan assets	5.02%	4.13%	3.28%
Expected rate of salary increases	2.87%	2.97%	3.10%
Future pension rate increases	3.28%	3.35%	3.29%

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

Plan Assets

The analysis of the plan assets as of December 31, 2024 was as follows:

(in millions)	2024	% of Plan Assets
Cash and cash equivalents	$13.8	4.5%
Fund investments	92.7	30.4%
Equity securities	17.9	5.9%
Government debt securities	13.3	4.4%
Guaranteed investments contracts	85.5	28.1%
Other investments	81.5	26.7%
Total	$304.7	100.0%

The analysis of the plan assets as of December 31, 2023 was as follows:

(in millions)	2023	% of Plan Assets
Cash and cash equivalents	$36.9	10.5%
Fund investments	75.6	21.6%
Equity securities	15.7	4.5%
Government debt securities	16.3	4.7%
Guaranteed investments contracts	97.0	27.7%
Other investments	108.6	31.0%
Total	$350.1	100.0%

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

Cash Flows

The estimated amounts of contributions expected to be paid to the plans during 2025 are $0.2 million. There are no future annual benefits of plan participants covered by insurance contracts issued by the employer or related parties.

The benefits expected to be paid in each of the next five fiscal years and in the five fiscal years thereafter are as follows:

(in millions)
Expected benefit payments:
2025	$10.0
2026	$10.4
2027	$10.6
2028	$11.0
2029	$11.5
Thereafter in the succeeding five years	$65.7

13.  OPERATING LEASES

The company leases office space in almost all its business locations and data centers and has certain equipment under non-cancelable operating leases. The operating leases have a weighted-average remaining lease term of 9.93 years for the year ended December 31, 2024 (2023: 9.95 years) and generally include one or more options to renew, with renewal terms that can extend the lease term from 1 to 10 years. Certain lease arrangements include an option to terminate the lease if a notification is provided to the landlord within 1 to 4.2 years prior to the end of the lease term. The company has sole discretion in exercising lease renewal and termination options. The lease terms used in the company’s lease measurements do not include renewal options as they are not reasonably certain to be exercised as of the date of this report.

The company elected to combine lease and non-lease components in calculating the lease liability and right-of-use asset for operating leases.

Variable lease payments are determined based on the terms and conditions outlined in the lease contracts and are primarily determined in relation to the extent of the company’s usage of the right-of-use asset or the nature and extent of services received from the lessor. Variable lease costs consists primarily of common area maintenance and other operating expenses as negotiated with the lessor.

As of December 31, 2024, the right-of-use asset of $335.3 million was included in Other assets, and the lease liability of $454.9 million was included in Accounts payable and accrued expenses, on the Consolidated Balance Sheets.

The components of lease expense for the years ended December 31, 2024, 2023 and 2022 were as follows:

(in millions)	2024	2023	2022
Operating lease cost	$73.7	$75.4	$82.9
Variable lease cost	27.9	25.9	19.0
Less: sublease income	(1.9)	(2.3)	(1.6)
Total lease expense	$99.7	$99.0	$100.3

Supplemental cash flow information related to leases for the years ended December 31, 2024 and 2023 was as follows:

(in millions)	2024	2023
Cash outflows from operating leases included in the measurement of lease liabilities	$75.0	$80.8
Right-of-use assets obtained in exchange for new operating lease liabilities	$57.2	$22.7

In determining the discount rate, the company considered the interest rate yield for specific interest rate environments and the company’s credit spread at the inception of the lease.

The weighted-average discount rate for the operating lease liability for the year ended December 31, 2024 was 4.42% (2023: 4.14%).

As of December 31, 2024, the maturities of the company’s lease liabilities (primarily related to real estate leases) were as follows:

(in millions)
2025	$66.2
2026	69.3
2027	64.8
2028	55.6
2029	40.4
Thereafter	267.8
Total lease payments	564.1
Less: interest	(109.2)
Present value of lease liabilities	$454.9

14.  TAXATION

The components of the company's income tax expense (benefit) for the years ended December 31, 2024, 2023 and 2022 were as follows:

(in millions)	2024	2023	2022
Current:
Federal	$201.2	$164.0	$214.1
State	51.3	42.7	50.2
Foreign	38.5	32.8	9.6
	$291.0	$239.5	$273.9
Deferred:
Federal	$(19.3)	$(235.3)	$35.2
State	(2.0)	(44.1)	(1.1)
Foreign	(16.8)	(29.8)	14.2
	(38.1)	(309.2)	48.3
Total income tax expense (benefit)	$252.9	$(69.7)	$322.2

A reconciliation between the statutory U.S. federal income tax rate and the effective tax rate per the Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023 (1)	2022
Statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax effect	3.9%	3.2%	3.1%
Foreign tax rate differential	(2.8)%	11.1%	1.3%
Income/(loss) attributable to noncontrolling interests in consolidated entities	0.5%	(6.3)%	(0.1)%
Income/(loss) attributable to equity method investments in corporate joint ventures	(1.3)%	7.4%	(1.7)%
Valuation allowance	1.2%	(2.9)%	—%
Nondeductible regulatory settlements	1.1%	—%	—%
Nondeductible executive compensation	—%	(4.6)%	—%
Nontaxable gain	—%	3.9%	—%
Other	1.6%	(3.5)%	2.2%
Effective tax rate per Consolidated Statements of Income	25.2%	29.3%	25.8%
__________
(1)    Certain signs within the table in the year ended December 31, 2023 are the opposite compared to the years ended December 31, 2024 and 2022 as a result of applying each line’s total income tax benefit or expense to the loss before income taxes.

The company’s effective tax rate is affected by the tax rates in foreign jurisdictions, which are different than the U.S. federal statutory tax rate of 21%, and the relative amount of income earned in those jurisdictions. As a result, the effective tax rate will vary from year to year depending on the mix of the profits and losses from each jurisdiction.

The components of income/(loss) before taxes for the years ended December 31, 2024, 2023 and 2022 were as follows:

(in millions)	2024	2023	2022
Domestic	$850.6	$(469.2)	$1,212.0
Foreign	154.7	231.3	35.7
Income/(loss) before income taxes	$1,005.3	$(237.9)	$1,247.7

The components of the deferred tax assets and liabilities reflected in the Consolidated Balance Sheets at December 31, 2024 and 2023 included the following:

(in millions)	2024	2023
Deferred tax assets:
Compensation and benefits	$118.3	$95.6
Lease obligations	85.5	66.7
Net operating loss carryforwards	165.0	154.3
Fixed assets	24.9	15.7
Accrued liabilities	38.0	34.4
Other	4.7	4.9
Total deferred tax assets	436.4	371.6
Valuation allowance	(99.2)	(98.9)
Deferred tax assets, net of valuation allowance	337.2	272.7
Deferred tax liabilities:
Goodwill and intangibles	(1,522.1)	(1,519.1)
Leased assets	(60.0)	(55.9)
Other	(27.3)	(21.8)
Total deferred tax liabilities	(1,609.4)	(1,596.8)
Net deferred tax liability	$(1,272.2)	$(1,324.1)

Deferred income tax assets and liabilities are recorded net when related to the same tax jurisdiction. At December 31, 2024, the company recorded on the Consolidated Balance Sheets net deferred tax assets of $9.7 million in Other assets and net Deferred tax liabilities of $1,281.9 million. At December 31, 2023, the company recorded on the Consolidated Balance Sheets net deferred tax assets of $1.6 million in Other assets and net Deferred tax liabilities of $1,325.7 million.

At December 31, 2024, the company had state net operating loss carryforwards of $33.5 million, which will expire, if not utilized, between 2025 and 2038 except for approximately $4.1 million which have an indefinite life. At December 31, 2024, the company also had federal and foreign net operating loss carryforwards of $131.5 million, of which approximately $8.6 million will expire over several years starting in 2025, with the remaining $122.9 million having an indefinite life. A valuation allowance has been recorded against certain carryforwards and certain deferred tax assets related to tax jurisdictions in which it is unlikely that the deferred tax asset will be realized.

Deferred tax liabilities are recognized for taxes that would be payable on the unremitted earnings of the company's foreign subsidiaries and corporate joint ventures, except where it is our intention to indefinitely reinvest the undistributed earnings. A deferred tax liability has not been recognized for our Canadian unremitted earnings, which are indefinitely reinvested, of approximately $989.1 million and $1,068.8 million at December 31, 2024 and 2023, respectively. If these earnings were distributed as a dividend, Canadian withholding tax of 5.0% would be due on the dividend. There are no other significant jurisdictions for which a deferred tax liability has not been recognized on unremitted earnings.

A reconciliation of the gross UTBs for the years ended December 31, 2024, 2023 and 2022 is as follows:

(in millions)	2024	2023	2022
Balance at January 1	$91.3	$100.2	$86.6
Additions for tax positions related to the current year	11.7	9.6	16.2
Additions for tax positions related to prior years	1.3	1.3	3.1
Reductions for tax positions related to prior years	(0.6)	(7.7)	(1.2)
Reductions related to lapse of statute of limitations	(4.4)	(1.8)	(2.1)
Reductions related to settlements	—	(10.3)	(2.4)
Balance at December 31	$99.3	$91.3	$100.2

The amount of UTBs that, if recognized, would favorably affect the company's effective tax rate was $78.9 million at December 31, 2024. The company recognizes accrued interest and penalties related to UTBs as a component of the income tax provision. The Consolidated Balance Sheets include accrued interest and penalties related to UTBs of $21.6 million, $17.0 million and $15.1 million at December 31, 2024, 2023 and 2022, respectively. The company recognized expense for interest and penalties related to UTBs of $4.5 million, $1.9 million and $1.4 million in 2024, 2023 and 2022, respectively.

The company files U.S. federal, U.S. state and local, and numerous foreign income tax returns. The company is periodically examined by various taxing authorities. With few exceptions, the company is no longer subject to income tax examinations for years prior to 2014. As a result of the completion of taxing authorities' examinations and the expiration of statutes of limitations, it is reasonably possible that the company's gross UTBs may decrease by as much as $11.0 million within the next twelve months.

15.  EARNINGS PER COMMON SHARE

The calculation of EPS for the years ended December 31, 2024, 2023 and 2022 is as follows:

(In millions, except per share data)	2024	2023	2022
Net income/(loss) attributable to Invesco Ltd.	$538.0	$(333.7)	$683.9

Invesco Ltd:
Weighted average common shares outstanding - basic	457.0	454.8	457.5
Dilutive effect of non-participating common share-based awards	0.7	1.4	2.0
Weighted average common shares outstanding - diluted	457.7	456.2	459.5

Earnings per common share:
-basic	$1.18	$(0.73)	$1.50
-diluted	$1.18	$(0.73)	$1.49

Certain performance-vested awards are excluded from diluted EPS share calculations as the designated contingency was not met.

16.  SEGMENT AND GEOGRAPHIC INFORMATION

The company has one operating segment, investment management.

The company’s CODM is the President and CEO as he assesses the company’s performance and makes decisions about resource allocation. Net income/(loss) is one of the performance measures used by the CODM to evaluate the segment's performance and allocate capital. When assessing performance, the CODM uses regularly provided GAAP and non-GAAP financial information and metrics to monitor actual results against forecasts, prior period results and peers’ results. The information regularly provided to the CODM on the segment's revenues and significant expenses aligns with the categories presented in the Consolidated Statements of Income. The segment's assets are reported on the Consolidated Balance Sheets as Total assets.

Geographical information is presented below. There are no revenues or long-lived assets attributed to the company's country of domicile, Bermuda.

(in millions)	Americas	APAC	EMEA	Total
For the year ended December 31, 2024
Total operating revenues (1)	$4,653.1	$270.9	$1,143.0	$6,067.0
Long-lived assets	$312.8	$33.7	$132.5	$479.0

For the year ended December 31, 2023
Total operating revenues (1)	$4,380.3	$263.8	$1,072.3	$5,716.4
Long-lived assets	$416.0	$40.0	$143.5	$599.5

For the year ended December 31, 2022
Total operating revenues (1)	$4,665.1	$284.9	$1,098.9	$6,048.9
Long-lived assets	$395.4	$28.0	$137.7	$561.1
__________
(1)    Operating revenues reflect the geographical regions from which services are provided.

17.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has committed to co-invest in certain investment products which may be called in future periods. At December 31, 2024, the company’s undrawn co-invest capital commitments were $693.7 million (December 31, 2023: $623.3 million).

Certain of our managed investment products have entered into revolving credit facilities with financial institutions. The company provided equity commitments and guarantees to the financial institutions for certain of these revolving credit facilities that are temporary in nature. The revolving credit facilities look first to the respective investment products for repayment and servicing. The company’s equity commitment or guarantee would only be called in the event a particular investment product is unable to meet its obligation. The company believes the likelihood of being required to fund its equity commitments or guarantees under these arrangements to be remote. To date, the company has not been required to fund any equity commitments or guarantees under these arrangements. The maximum amount of future payments under the commitments is $219.5 million and under the guarantees is $65.0 million. The fair value of the guarantee liability is not significant to the consolidated financial statements.

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

In management’s opinion, adequate accrual has been made as of December 31, 2024 to provide for any losses that may arise from matters for which the company could reasonably estimate an amount and are deemed probable. Management believes that the ultimate resolution of any litigation or regulatory investigations will not materially affect the company’s business, revenue, net income or liquidity.

Further, the investment management industry also is generally subject to extensive levels of ongoing regulatory oversight and examination. In the jurisdictions in which the company operates, governmental authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to the company’s compliance with applicable laws and regulations. Additional lawsuits or regulatory enforcement actions arising out of these inquiries may in the future be filed against the company, related entities and individuals in the jurisdictions in which the company and its affiliates operate. Any material loss of investor and/or client confidence as a result of such inquiries and/or litigation could result in a significant decline in AUM, which would have an adverse effect on the company’s future financial results and its ability to grow its business.

18.  CONSOLIDATED INVESTMENT PRODUCTS

The company's risk with respect to each investment in CIP is limited to its equity ownership and any uncollected management and performance fees. The company has no right to the benefits from, nor does it bear the risks associated with, these investments, beyond the company's direct investments in, and management and performance fees generated from, the investment products. If the company were to liquidate, these investments would not be available to the general creditors of the company, and as a result, the company does not consider investments held by CIP to be company assets. Additionally, the collateral assets of consolidated CLOs are held solely to satisfy the obligations of the CLOs, and the investors in the consolidated CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. CIP are taxed at the investor level and not at the product level; therefore, there is no tax provision reflected in the net impact of CIP. Substantially all of CIP are VIEs. The following table presents the balances related to CIP that are included on the Consolidated Balance Sheets as well as Invesco's net investment in and net receivables from CIP for each period presented.

(in millions)	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents of CIP	$509.5	$462.4
Accounts receivable and other assets of CIP	372.3	250.1
Investments of CIP	7,492.7	8,765.9
Investments and other assets of CIP	$8,374.5	$9,478.4
LIABILITIES
Debt of CIP	6,200.9	7,121.8
Other liabilities of CIP	652.2	492.1
Debt and other liabilities of CIP	6,853.1	7,613.9
EQUITY
Equity attributable to redeemable noncontrolling interests	544.7	745.7
Retained earnings	—	(0.1)
Invesco's net investment in and net receivables from CIP	412.5	546.2
Equity attributable to nonredeemable noncontrolling interests	564.2	572.7
Total liabilities, noncontrolling interests, and equity	$8,374.5	$9,478.4

The following table reflects the impact of consolidation of investment products into the Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022.

(in millions)	2024	2023	2022
Operating income/(loss)	$(60.2)	$(84.8)	$(65.7)
Other income/(expense)	37.8	13.5	70.5
Net (income)/loss attributable to noncontrolling interests in consolidated entities	22.4	71.3	(4.8)
Net income/(loss) attributable to Invesco Ltd.	$—	$—	$—

The following tables present the fair value hierarchy levels of certain CIP balances which are measured at fair value as of December 31, 2024 and December 31, 2023:

	December 31, 2024
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient(2)
Assets:
Bank loans(1)	$5,793.0	$—	$5,494.5	$298.5	$—
Bonds	605.5	17.2	588.3	—	—
Equity securities	144.5	37.2	22.7	84.6	—
Equity and fixed income mutual funds	96.5	3.2	93.3	—	—
Investments in other private equity funds	414.6	—	—	—	414.6
Real estate investments	438.6	—	—	—	438.6
Total assets at fair value	$7,492.7	$57.6	$6,198.8	$383.1	$853.2

	December 31, 2023
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a Practical expedient(2)
Assets:
Bank loans(1)	$6,837.2	$—	$6,140.1	$697.1	$—
Bonds	669.8	13.3	656.2	0.3	—
Equity securities	231.9	85.2	18.3	128.4	—
Equity and fixed income mutual funds	137.9	8.0	129.9	—	—
Investments in other private equity funds	425.5	—	—	—	425.5
Real estate investments	463.6	—	—	—	463.6
Total assets at fair value	$8,765.9	$106.5	$6,944.5	$825.8	$889.1
_________

(1) Bank loan investments, which comprise the majority of the consolidated CLOs' portfolio collateral, are senior secured corporate loans from a variety of industries. Bank loan investments mature at various dates between 2025 and 2032, pay interest at the applicable reference rate plus a spread of up to 10.95%, and typically range in S&P credit rating categories from BBB down to unrated. Notes issued by the consolidated CLOs mature at various dates between 2028 and 2038 and have a weighted average maturity of eight years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on the applicable reference rate plus a pre-defined spread, which varies from 0.40% for the more senior tranches to 8.68% for the more subordinated tranches. The investors of the notes are not affiliated with the company and have no recourse to the general credit of the company. The company elected the fair value option for collateral assets held and notes issued by its consolidated CLOs, see Note 1 "Accounting Policies," for details. At December 31, 2024, the unpaid principal balance exceeds the fair value of the senior secured bank loans and bonds by approximately $303.9 million (December 31, 2023: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $340.9 million). Approximately 0.37% of the collateral assets are in default as of December 31, 2024 (December 31, 2023: approximately 0.07% of the collateral assets were in default).
(2) The table below summarizes as of December 31, 2024 and December 31, 2023, the nature of investments that are valued using the NAV as a practical expedient. Private equity funds are not subject to redemption; however, for certain funds, investors may sell or transfer their interest. Real estate funds are generally subject to a redemption notice period that requires at least 45 days, and the frequency of redemptions is either quarterly or best efforts.

	December 31, 2024			December 31, 2023
(in millions, except term data)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term
Private equity funds	$414.6	$32.5	5.2 years	$425.5	$56.5	5.9 years
Real estate investments	$438.6	$13.7	N/A	$463.6	$53.8	N/A

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs as of December 31, 2024 and December 31, 2023:

	2024	2023
(in millions)	Level 3 Assets	Level 3 Assets
Beginning Balance as of January 1	$825.8	$368.6
CIP Purchases	392.5	566.6
CIP Sales	(134.7)	(54.9)
Deconsolidation of CIP	(724.9)	(0.6)
Gains and losses included in the Consolidated Statements of Income	(18.5)	7.9
Transfers from Level 3 into Levels 1 or 2	(169.5)	(377.9)
Transfers into Level 3 from Levels 1 or 2	214.5	310.2
Foreign exchange	(2.1)	5.9
Ending Balance as of December 31	$383.1	$825.8

Non-consolidated VIEs

At December 31, 2024, the company's carrying value and risk of loss with respect to VIEs in which the company is not the primary beneficiary included our investment carrying value of $106.1 million (December 31, 2023: $122.9 million) and unfunded capital commitments of $141.2 million (December 31, 2023: $142.5 million).

19. RELATED PARTIES

MassMutual owns approximately 18.2% of the common stock of the company and owns substantially all of the outstanding $4.0 billion in perpetual, non-cumulative preferred shares as of December 31, 2024. Based on the level of shares owned by MassMutual and the corresponding customary minority shareholder rights, which includes representation on Invesco’s Board, the company considers MassMutual a related party.

Additionally, certain managed funds are deemed to be affiliated entities under the related party definition in ASC 850, “Related Party Disclosures.” The majority of the company's Operating revenues and receivables are from Invesco's managed funds. Related parties also include those defined in the company’s proxy statement.

Refer to Note 2, "Fair Value of Assets and Liabilities," and Note 3, "Investments," for more information on balances invested in Invesco affiliated funds.

20. SUBSEQUENT EVENTS

On January 27, 2025, the company declared a fourth quarter 2024 dividend of $0.205 per common share, payable on March 4, 2025, to common shareholders of record at the close of business on February 14, 2025 with an ex-dividend date of February 14, 2025.

On January 27, 2025, the company declared a preferred dividend of $14.75 per preferred share to the holders of preferred shares representing the period from December 1, 2024 through February 28, 2025. The preferred dividend is payable on March 3, 2025.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding the required disclosure.

Management's report on internal control over financial reporting is located in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our independent registered public accounting firm PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of Invesco adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Invesco filed the certification of its Chief Executive Officer with the NYSE in 2024 as required pursuant to Section 303A of the NYSE Listed Company Manual. In addition, Invesco filed the Sarbanes-Oxley Act Section 302 certifications of its Chief Executive Officer and Chief Financial Officer with the SEC, which certifications are attached hereto as Exhibit 31.1 and Exhibit 31.2, respectively.

Invesco has an Insider Trading Policy (the “Invesco Ltd. Insider Trading Policy”) that applies to all executive officers, directors, employees, temporary employees, consultants and independent contractors of Invesco and our subsidiaries and certain covered family members and controlled entities. The Insider Trading Policy is designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of Invesco’s securities, as well as the applicable rules and regulations of the NYSE. The Insider Trading Policy addresses the implementation of certain pre-clearance procedures and trading blackout periods in Invesco’ securities (including common stock, debt, options, and other related derivative securities) for covered persons. A copy of the Insider Trading Policy is filed as an exhibit to this Annual Report.

The other information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024, under the captions “Our Executive Officers,” “Corporate Governance,” “Board of Directors,” "Delinquent Section 16(a) Reports" (to the extent there are any late filings to report) and possibly elsewhere therein. Such information is incorporated into this Item 10 by reference.

Item 11.  Executive Compensation

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024, under the captions “Board of Directors - Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and possibly elsewhere therein. Such information is incorporated into this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024, under the captions “Executive Compensation,” “Security Ownership of Principal Shareholders,” “Security Ownership of Management,” and possibly elsewhere therein. Such information is incorporated into this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024, under the captions “Corporate Governance,” “Certain Relationships and Related Transactions,” “Board of Directors,” “Related Person Transaction Policy,” and possibly elsewhere therein. Such information is incorporated into this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024, under the captions “Fees Paid to Independent Registered Public Accounting Firm,” “Pre-Approval Process and Policy,” and possibly elsewhere therein. Such information is incorporated into this Item 14 by reference.

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

Item 16. Form 10-K Summary

Not applicable

Exhibit Index

(Note: Exhibits 10.3 through 10.23 are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Report pursuant to Item 15(b) of this Report.

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

4.5	Form of 5.375% Senior Notes due 2043 (included in Exhibit 4.3)
4.6	Form of 3.750% Senior Notes due 2026 (included in Exhibit 4.4)
4.7	Description of Securities of Invesco Ltd., incorporated by reference to exhibit 4.11 to Invesco’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2020
10.1
Sixth Amended and Restated Credit Agreement, dated as of April 26, 2023, among Invesco Finance PLC, the company, the banks, financial institutions and other institutional lenders from time to time a party thereto and Bank of America, N.A., as administrative agent incorporated by reference to exhibit 10.6 to Invesco’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed with the Securities and Exchange Commission on May 3, 2023

10.2
Sixth Amended and Restated Guaranty, dated as of April 26, 2023, with respect to the Sixth Amended and Restated Credit Agreement by the company in favor of Bank of America, N.A., as administrative agent, and the lenders party incorporated by reference to exhibit 10.7 to Invesco’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed with the Securities and Exchange Commission on May 3, 2023 to the Sixth Amended and Restated Credit Agreement incorporated by reference to exhibit 10.6- to Invesco’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed with the Securities and Exchange Commission on May 3, 2023

10.3
Invesco Ltd. 2016 Global Equity Plan, as amended and restated, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the Securities and Exchange Commission on July 31, 2024

10.4
Invesco Ltd. 2010 Global Equity Incentive Plan (ST), as amended and restated effective February 28, 2024, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 1, 2024

10.5
First Amendment to the Invesco Ltd. 2010 Global Equity Incentive Plan (ST), as amended and restated on October 10, 2017, dated May 9, 2019, incorporated by reference to exhibit 4.3 to Invesco’s Form S-8, filed with the Securities and Exchange Commission on May 14, 2019

10.6
Form of Restricted Stock Award Agreement – 3-Year Cliff Time Vesting - under Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (February 2023), incorporated by reference to exhibit 10.3 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the Securities and Exchange Commission on May 3, 2023

10.7
Form of Restricted Award Agreement for Executive Officers – Time Vesting under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the Securities and Exchange Commission on August 2, 2023

10.8
Form of Restricted Stock Award Agreement - Time Vesting - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.9
Form of Restricted Stock Unit Award Agreement - Time Vesting - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.19 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.10
Form of Restricted Stock Unit Award Agreement - Performance Vesting under Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (February 2023), incorporated by reference to exhibit 10.4 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the Securities and Exchange Commission on May 3, 2023

10.11
Form of Restricted Stock Unit Award Agreement - Performance Vesting under the Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (May 2021), incorporated by reference to exhibit 10.3 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on July 30, 2021

10.12
Form of Restricted Stock Unit Award Agreement - Performance Vesting - for UCITS staff - under Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (February 2023), incorporated by reference to exhibit 10.5 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the Securities and Exchange on May 3, 2023

10.13
Form of Restricted Stock Unit Award Agreement - Time Vesting - for UCITS staff - under the Invesco Ltd. 2016 Global Equity Incentive Plan (Feb 2020), incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on April 23, 2020

10.14
Form of Restricted Stock Unit Award Agreement - Performance Vesting - for UCITS staff - under the Invesco Ltd. 2016 Global Equity Incentive Plan (Feb 2020), incorporated by reference to exhibit 10.2 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on April 23, 2020

10.15
Form of Restricted Fund Unit Agreement - Upfront Awards - for UCITS staff - under Invesco Ltd. Deferred Incentive Plan (Feb 2020), incorporated by reference to exhibit 10.3 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on April 23, 2020

10.16
Form of Restricted Fund Unit Agreement – Deferred Awards (Feb 2021) – for UCITS staff – under Invesco Ltd. Deferred Incentive Plan, incorporated by reference to exhibit 10.4 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the Securities and Exchange Commission on April 30, 2021

10.17
Form of Restricted Stock Unit Award Agreement - Performance Vesting under Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (February 2024), incorporated by reference to exhibit 10.3 to Invesco’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 1, 2024

10.18
Form of Restricted Stock Unit Award Agreement - Performance Vesting - for UCITS staff - under Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (February 2024), incorporated by reference to exhibit 10.4 to Invesco’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 1, 2024

10.19
Form of Restricted Stock Award Agreement for Non-Executive Directors under the Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (May 2021), incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on July 30, 2021

10.20
Form of Restricted Stock Unit Award Agreement for Non-Executive Directors under the Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (May 2021), incorporated by reference to exhibit 10.2 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on July 30, 2021

10.21	Invesco Ltd. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan, effective as of January 1, 2025
10.22
Invesco Ltd. Amended and Restated Deferred Incentive Plan, effective as of February 28,2024, incorporated by reference to exhibit 10.2 to Invesco’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 1, 2024

10.23
Invesco Ltd. Executive Incentive Bonus Plan, as amended and restated effective January 1, 2013, incorporated by reference to Appendix A to Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 1, 2013

10.24
Form of Aircraft Time Sharing Agreement incorporated by reference to exhibit 10.19 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 21, 2014

10.25
Global Partners Employment Contract, dated April 1, 2000, between INVESCO Pacific Holdings Limited and Andrew Lo, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.26
Agreement and Plan of Merger by and among MM Asset Management Holding LLC, Oppenheimer Acquisition Corp., Invesco Ltd., Gem Acquisition Corp. and Gem Acquisition Two Corp. dated as of October 17, 2018, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed with the Securities and Exchange Commission on October 24, 2018

10.27
First Amendment, dated as of April 11, 2019, to the Agreement and Plan of Merger, dated as of October 17, 2018, by and among Invesco Ltd., Gem Acquisition Corp., Gem Acquisition Two Corp., MM Asset Management Holding LLC and Oppenheimer Acquisition Corp., incorporated by reference to exhibit 10.4 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on April 25, 2019

10.28
Second Amendment to the Agreement and Plan of Merger, dated May 24, 2019, by and among Invesco Ltd., Gem Acquisition Corp., Gem Acquisition Two Corp., MM Asset Management Holding LLC, and Oppenheimer Acquisition Corp., incorporated by reference to exhibit 2.3 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2019

10.29
Shareholder Agreement, dated May 24, 2019, by and between Invesco Ltd. and Massachusetts Mutual Life Insurance Company, incorporated by reference to exhibit 10.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2019

19.0	Invesco Ltd. Insider Trading Policy
21.0	List of Subsidiaries
22.0
Subsidiary Guarantors and Issuers of Guaranteed Securities, incorporated by reference to the exhibit 22.0 to Invesco's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 21, 2024

23.1	Consent of PricewaterhouseCoopers LLP, dated February 25, 2025
31.1	Certification of Andrew R. Schlossberg pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Andrew R. Schlossberg pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97
Invesco Policy for Recoupment of Incentive Compensation, incorporated by reference to the exhibit 97 to Invesco's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 21,2024

101
The following financial statements from the company’s Quarterly Report on Form 10-K for the year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	Cover page from the company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Ltd.

By:	/s/ ANDREW R. SCHLOSSBERG
Name:	Andrew R. Schlossberg
Title:	President and Chief Executive Officer

Date:	February 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ANDREW R. SCHLOSSBERG	Chief Executive Officer (Principal Executive Officer) and President; Director	February 25, 2025
Andrew R. Schlossberg
/s/ L. ALLISON DUKES	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 25, 2025
L. Allison Dukes
/s/ TERRY G. VACHERON	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2025
Terry G. Vacheron
/s/ G. RICHARD WAGONER, JR.	Chairperson and Director	February 25, 2025
G. Richard Wagoner, Jr.
/s/ SARAH E. BESHAR	Director	February 25, 2025
Sarah E. Beshar
/s/ THOMAS M. FINKE	Director	February 25, 2025
Thomas M. Finke
/s/ THOMAS P. GIBBONS	Director	February 25, 2025
Thomas P. Gibbons
/s/ WILLIAM F. GLAVIN, JR.	Director	February 25, 2025
William F. Glavin, Jr.
/s/ ELIZABETH. S. JOHNSON	Director	February 25, 2025
Elizabeth S. Johnson
/s/ SIR NIGEL SHEINWALD	Director	February 25, 2025
Sir Nigel Sheinwald
/s/ PAULA C. TOLLIVER	Director	February 25, 2025
Paula C. Tolliver
/s/ CHRISTOPHER C. WOMACK	Director	February 25, 2025
Christopher C. Womack
/s/ PHOEBE A. WOOD	Director	February 25, 2025
Phoebe A. Wood