Form 10-Q
period 2025-03-31
Invesco Ltd.
filed 2025-04-28
CIK 914208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of March 31, 2025, the most recent practicable date, the number of Common Shares outstanding was 447,556,286.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

GLOSSARY OF DEFINED TERMS

APAC	—	Asia-Pacific
AUM	—	Assets under management
Board	—	Board of Directors
bps	—	Basis points
CIP	—	Consolidated investment products
CLOs	—	Collateralized loan obligations
Covenant Adjusted EBITDA	—	A financial measure set forth in covenants in our Revolving credit agreement, which is defined to be earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses

EMEA	—	Europe, Middle East and Africa
EPS	—	Earnings per common share
ETFs	—	Exchange-traded funds
IGW or Invesco Great Wall	—	Invesco Great Wall Fund Management Company Limited
Long-term awards	—	Common share-based awards and other long-term awards
MassMutual	—	Massachusetts Mutual Life Insurance Company
NAV	—	Net asset value
Report	—	this Form 10-Q
Revolving credit agreement	—	Sixth amended and restated credit agreement, dated as of April 26, 2023, among Invesco Finance PLC and Bank of America included within Exhibit 10.1 of 2024 Annual Report on Form 10-K
S&P	—	Standard & Poor's
SEC	—	U.S. Securities and Exchange Commission
the company	—	Invesco Ltd. and its consolidated entities
the Parent	—	Invesco Ltd.
TRS	—	Total return swap
UITs	—	Unit investment trusts
U.S.	—	United States
U.S. GAAP	—	Accounting principles generally accepted in the United States
VIEs	—	Variable interest entities

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$821.7	$986.5
Accounts receivable	794.6	740.8
Investments	1,076.4	1,240.0
Other assets	1,252.0	1,120.7
Property, equipment and software, net	458.4	479.0
Intangible assets, net	5,746.6	5,749.3
Goodwill	8,373.0	8,318.1
Investments and other assets of consolidated investment products (CIP) (1)	9,620.9	8,374.5
Total assets	$28,143.6	$27,008.9
LIABILITIES
Accrued compensation and benefits	$542.9	$1,029.2
Accounts payable and accrued expenses	1,415.7	1,285.3
Debt	964.8	890.6
Deferred tax liabilities, net	1,328.4	1,281.9
Debt and other liabilities of CIP (1)	8,104.4	6,853.1
Total liabilities	12,356.2	11,340.1
Commitments and contingencies (See Note 10)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	545.5	544.7
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized, issued and outstanding as of March 31, 2025 and December 31, 2024)	4,010.5	4,010.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million shares issued as of March 31, 2025 and December 31, 2024)	113.2	113.2
Additional paid-in-capital	7,235.8	7,334.6
Treasury shares	(2,781.9)	(2,852.7)
Retained earnings	7,069.0	6,990.4
Accumulated other comprehensive income/(loss), net of tax	(947.9)	(1,036.1)
Total equity attributable to Invesco Ltd.	14,698.7	14,559.9
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	543.2	564.2
Total permanent equity	15,241.9	15,124.1
Total liabilities, temporary and permanent equity	$28,143.6	$27,008.9

(1) See Note 11, "Consolidated Investment Products," for balances related to consolidated variable interest entities (VIEs).

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
(in millions, except per common share data)	2025	2024
Operating revenues:
Investment management fees	$1,100.3	$1,048.7
Service and distribution fees	370.9	377.0
Performance fees	3.5	0.8
Other	54.5	48.8
Total operating revenues	1,529.2	1,475.3
Operating expenses:
Third-party distribution, service and advisory	509.0	504.0
Employee compensation	464.6	472.7
Marketing	17.0	18.1
Property, office and technology	113.9	117.6
General and administrative	137.3	138.5
Amortization of intangible assets	10.1	11.3
Total operating expenses	1,251.9	1,262.2
Operating income	277.3	213.1
Other income/(expense):
Equity in earnings of unconsolidated affiliates	19.6	6.9
Interest and dividend income	11.3	12.4
Interest expense	(13.1)	(15.9)
Other gains/(losses), net	(24.3)	35.9
Other income/(expense) of CIP, net	74.1	30.5
Income before income taxes	344.9	282.9
Income tax provision	(77.6)	(68.7)
Net income	267.3	214.2
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(37.0)	(13.5)
Dividends declared on preferred shares	(59.2)	(59.2)
Net income attributable to Invesco Ltd.	$171.1	$141.5

Earnings per common share:
-basic	$0.38	$0.31
-diluted	$0.38	$0.31

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(in millions)	2025	2024
Net income	$267.3	$214.2
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	87.2	(96.3)
Other comprehensive income/(loss), net of tax	1.0	1.0
Other comprehensive income/(loss)	88.2	(95.3)
Total comprehensive income/(loss)	355.5	118.9
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(37.0)	(13.5)
Dividends declared on preferred shares	(59.2)	(59.2)
Comprehensive income/(loss) attributable to Invesco Ltd.	$259.3	$46.2

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in millions)	2025	2024
Operating activities:
Net income	$267.3	$214.2
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	41.5	45.1
Common share-based compensation expense	15.2	21.1
Other (gains)/losses, net	25.9	(35.3)
Other (gains)/losses of CIP, net	(44.4)	2.4
Equity in earnings of unconsolidated affiliates	(19.6)	(6.9)
Distributions from equity method investees	5.9	15.9
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	44.6	(3.4)
(Purchase)/sale of investments, net	96.7	16.8
(Increase)/decrease in receivables and other assets	(205.9)	365.1
Increase/(decrease) in payables and other liabilities	(311.8)	(689.4)
Net cash provided by/(used in) operating activities	(84.6)	(54.4)
Investing activities:
Purchase of property, equipment and software	(23.4)	(21.0)
Purchase of investments by CIP	(818.5)	(472.8)
Sale of investments by CIP	717.9	237.7
Purchase of investments	(10.6)	(36.5)
Sale of investments	—	0.1
Capital distribution from equity method investees	42.6	6.9
Net cash inflows/(outflows) upon consolidation/deconsolidation of CIP	—	(1.7)
Net cash provided by/(used in) investing activities	(92.0)	(287.3)
Financing activities:
Purchases of treasury shares	(43.1)	(20.4)
Dividends paid - preferred	(59.2)	(59.2)
Dividends paid - common	(92.5)	(90.2)
Third-party capital invested into CIP	78.2	98.3
Third-party capital distributed by CIP	(110.8)	(42.6)
Borrowings of debt of CIP	1,072.8	274.3
Repayments of debt of CIP	(390.1)	(76.1)
Borrowings of Revolving credit agreement	818.8	1,030.4
Repayments of Revolving credit agreement	(744.8)	(662.8)
Repayment of senior notes	—	(600.0)
Net cash provided by/(used in) financing activities	529.3	(148.3)
Increase/(decrease) in cash and cash equivalents	352.7	(490.0)
Foreign exchange movement on cash and cash equivalents	20.4	(14.1)
Foreign exchange movement on cash and cash equivalents of CIP	4.3	(2.0)
Cash and cash equivalents, beginning of period	1,496.0	1,931.6
Cash and cash equivalents, end of period	$1,873.4	$1,425.5
Cash and cash equivalents	$821.7	$895.7
Cash and cash equivalents of CIP	1,051.7	529.8
Total cash and cash equivalents per condensed consolidated statement of cash flows	$1,873.4	$1,425.5

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three months ended March 31, 2025
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
January 1, 2025	$4,010.5	$113.2	$7,334.6	$(2,852.7)	$6,990.4	$(1,036.1)	$14,559.9	$564.2	$15,124.1	$544.7
Net income	—	—	—	—	230.3	—	230.3	32.1	262.4	4.9
Other comprehensive income/(loss)	—	—	—	—	—	88.2	88.2	—	88.2	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(53.1)	(53.1)	(4.1)
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.205 per share)	—	—	—	—	(92.5)	—	(92.5)	—	(92.5)	—
Employee common share plans:
Common share-based compensation	—	—	15.2	—	—	—	15.2	—	15.2	—
Vested common shares	—	—	(114.1)	114.1	—	—	—	—	—	—
Other common share awards	—	—	0.1	—	—	—	0.1	—	0.1	—
Purchase of common shares	—	—	—	(43.3)	—	—	(43.3)	—	(43.3)	—
March 31, 2025	$4,010.5	$113.2	$7,235.8	$(2,781.9)	$7,069.0	$(947.9)	$14,698.7	$543.2	$15,241.9	$545.5

Three months ended March 31, 2024
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
January 1, 2024	$4,010.5	$113.2	$7,451.6	$(3,002.6)	$6,826.7	$(801.8)	$14,597.6	$572.7	$15,170.3	$745.7
Net income	—	—	—	—	200.7	—	200.7	37.9	238.6	(24.4)
Other comprehensive income/(loss)	—	—	—	—	—	(95.3)	(95.3)	—	(95.3)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	19.6	19.6	(53.5)
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.20 per share)	—	—	—	—	(90.2)	—	(90.2)	—	(90.2)	—
Employee common share plans:
Common share-based compensation	—	—	21.1	—	—	—	21.1	—	21.1	—
Vested common shares	—	—	(158.4)	158.4	—	—	—	—	—	—
Other common share awards	—	—	0.3	0.2	—	—	0.5	—	0.5	—
Purchase of common shares	—	—	—	(20.4)	—	—	(20.4)	—	(20.4)	—
March 31, 2024	$4,010.5	$113.2	$7,314.6	$(2,864.4)	$6,878.0	$(897.1)	$14,554.8	$630.2	$15,185.0	$667.8
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

Certain disclosures included in the company’s annual report on Form 10-K for the year ended December 31, 2024 (annual report or Form 10-K) are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q (Report). The company has condensed or omitted these disclosures. Therefore, this Report should be read in conjunction with the company’s annual report.

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

2. FAIR VALUE OF ASSETS AND LIABILITIES

The fair value of financial instruments is presented in the below summary table. The fair value of financial instruments held by CIP is presented in Note 11, "Consolidated Investment Products." See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

	March 31, 2025	December 31, 2024
(in millions)	Fair Value	Fair Value
Cash and cash equivalents	$821.7	$986.5
Equity investments	$267.8	$371.2
Total return swap related to deferred compensation plans	$(13.6)	$(9.4)

The following table presents, by hierarchy levels, the carrying value of the company’s assets and liabilities, including by major security type for equity investments, which are measured at fair value on the company’s Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$369.7	$369.7	$—	$—
Investments: (2)
Equity investments:
Seed capital	155.1	155.1	—	—
Investments related to deferred compensation plans	112.7	112.7	—	—
Total	$637.5	$637.5	$—	$—
Liabilities:
Total return swap related to deferred compensation plans	$(13.6)	$—	$(13.6)	$—
Contingent consideration liability	(1.3)	—	—	(1.3)
Total	$(14.9)	$—	$(13.6)	$(1.3)

	December 31, 2024
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$479.3	$479.3	$—	$—
Investments (2):
Equity investments:
Seed capital	151.6	151.6	—	—
Investments related to deferred compensation plans	219.6	219.6	—	—
Total	$850.5	$850.5	$—	$—
Liabilities:
Total return swap related to deferred compensation plans	$(9.4)	$—	$(9.4)	$—
Contingent consideration liability	(1.3)	—	—	(1.3)
Total	$(10.7)	$—	$(9.4)	$(1.3)
____________
(1)    The balance primarily represents cash held in affiliated money market funds.
(2)    Equity method and other investments of $793.8 million and $14.8 million, respectively, are excluded from this table (December 31, 2024: $854.5 million and $14.3 million, respectively). These investments are not measured at fair value, in accordance with applicable accounting standards.

Total Return Swap (TRS)

In addition to holding equity investments, the company has a TRS to hedge economically certain deferred compensation liabilities. The notional value of the TRS at March 31, 2025 was $514.2 million, and the fair value of the TRS was a liability of $13.6 million (December 31, 2024 notional value was $421.2 million and the fair value was a liability of $9.4 million). During the three months ended March 31, 2025, market valuation losses related to the TRS were $13.4 million (three months ended March 31, 2024: $18.0 million net gains).

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

(in millions)	March 31, 2025	December 31, 2024
Equity investments:
Seed capital	$155.1	$151.6
Investments related to deferred compensation plans	112.7	219.6
Equity method investments	793.8	854.5
Other	14.8	14.3
Total investments (1)	$1,076.4	$1,240.0
_________
(1) The majority of the company’s investment balances relate to balances held in affiliated funds and equity method investees.

Equity investments

The unrealized gains and losses for the three months ended March 31, 2025 that relate to equity investments still held at March 31, 2025 were a $7.5 million net loss (three months ended March 31, 2024: $16.2 million net gain).

4.  DEBT

The disclosures below include details of the company’s debt. Debt of CIP is detailed in Note 11, "Consolidated Investment Products."

	March 31, 2025		December 31, 2024
(in millions)	Carrying Value (2)	Fair Value	Carrying Value (2)	Fair Value
$2.0 billion Revolving credit agreement expiring April 26, 2028	$74.0	$74.0	$—	$—
Unsecured Senior Notes: (1)
$500 million 3.750% - due January 15, 2026	499.4	497.2	499.3	494.5
$400 million 5.375% - due November 30, 2043	391.4	377.7	391.3	391.7
Debt	$964.8	$948.9	$890.6	$886.2
____________
(1)    The company’s senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
(2)     The difference between the principal amounts and the carrying values of the senior notes in the table above reflect the unamortized debt issuance costs and discounts.

5.  SHARE CAPITAL

The number of preferred shares issued and outstanding is represented in the table below:

(in millions)	March 31, 2025	December 31, 2024
Preferred shares issued (1)	4.0	4.0
Preferred shares outstanding (1)	4.0	4.0
_________
(1) Substantially all the preferred shares are held by Massachusetts Mutual Life Insurance Company (MassMutual).

The number of common shares and common share equivalents issued are represented in the table below:

(in millions)	March 31, 2025	December 31, 2024
Common shares issued	566.1	566.1
Less: Treasury shares for which dividend and voting rights do not apply	(118.5)	(118.1)
Common shares outstanding	447.6	448.0

6.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	Three months ended March 31, 2025			Three months ended March 31, 2024
(in millions)	Foreign currency translation	Employee benefit plans	Total	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	$87.2	$—	$87.2	$(96.3)	$—	$(96.3)
Other comprehensive income/(loss), net	—	1.0	1.0	—	1.0	1.0
Other comprehensive income/(loss), net of tax	87.2	1.0	88.2	(96.3)	1.0	(95.3)
Beginning balance on January 1	(904.4)	(131.7)	(1,036.1)	(670.1)	(131.7)	(801.8)
Other comprehensive income/(loss), net of tax	87.2	1.0	88.2	(96.3)	1.0	(95.3)
Ending balance on March 31	$(817.2)	$(130.7)	$(947.9)	$(766.4)	$(130.7)	$(897.1)

7. REVENUE

The geographic disaggregation of revenue for the three months ended March 31, 2025 and 2024 are presented below. There are no revenues attributed to the company’s country of domicile, Bermuda.

	Three months ended March 31,
(in millions)	2025	2024
Americas	$1,170.5	$1,140.6
Asia-Pacific (APAC)	71.5	68.7
Europe, Middle East and Africa (EMEA)	287.2	266.0
Total operating revenues	$1,529.2	$1,475.3

8.  COMMON SHARE-BASED COMPENSATION

The company recognized total compensation expense of $15.2 million, and $21.1 million related to equity-settled common share-based compensation for the three months ended March 31, 2025 and 2024, respectively.

Movements on employee common share awards during the three months ended March 31, 2025 and 2024 are detailed below:

	Three months ended March 31, 2025			Three months ended March 31, 2024
(in millions of common shares, except fair values)	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value	Time- Vested	Performance- Vested
Unvested at the beginning of period	9.8	1.4	$17.17	10.4	1.6
Granted	4.3	1.0	17.67	4.9	0.9
Forfeited/Canceled due to performance measures	(0.1)	(0.3)	20.28	(0.2)	(0.1)
Vested and distributed	(3.2)	(0.1)	18.33	(4.4)	(0.3)
Unvested at the end of the period	10.8	2.0	$17.00	10.7	2.1

The total fair value of common shares that vested during the three months ended March 31, 2025 was $54.8 million (three months ended March 31, 2024: $67.0 million). The weighted average grant date fair value of the U.S. dollar share awards that were granted during the three months ended March 31, 2025 was $17.67 (three months ended March 31, 2024: $15.13).

At March 31, 2025, there was $168.3 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.57 years.

9.  EARNINGS PER COMMON SHARE

The calculation of earnings per common share (EPS) is as follows:

	Three months ended March 31,
(in millions, except per share data)	2025	2024
Net income attributable to Invesco Ltd.	$171.1	$141.5

Invesco Ltd:
Weighted average common shares outstanding - basic	452.9	453.2
Dilutive effect of non-participating common share-based awards	1.1	0.3
Weighted average common shares outstanding - diluted	454.0	453.5

Earnings per common share:
-basic	$0.38	$0.31
-diluted	$0.38	$0.31

See Note 8, "Common Share-Based Compensation," for a summary of common share awards outstanding under the company’s common share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted EPS.

10.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has committed to co-invest in certain investment products, which may be called in future periods. At March 31, 2025, the company’s undrawn co-invest capital commitments were $768.8 million (December 31, 2024: $693.7 million).

Certain of our managed investment products have entered into borrowing arrangements with financial institutions. The company provided equity commitments and guarantees to the financial institutions for certain of these borrowing arrangements that are temporary in nature. The borrowing arrangements look first to the respective investment products for repayment and servicing. The company’s equity commitment or guarantee would only be called in the event a particular investment product is unable to meet its obligation. The company believes the likelihood of being required to fund its equity commitments or guarantees under these arrangements to be remote. To date, the company has not been required to fund any equity commitments or guarantees under these arrangements. The maximum amount of future payments under the commitments is $221.5 million and under the guarantees is $65.0 million. The fair value of the guarantee liability is not significant to the consolidated financial statements.

The company and some of its subsidiaries have entered into agreements with financial institutions to guarantee certain obligations of other subsidiaries of the company. The company would be required to perform under these guarantees in the event of certain defaults. The company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

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

In management’s opinion, adequate accrual has been made as of March 31, 2025 to provide for any losses that may arise from matters for which the company could reasonably estimate an amount and are deemed probable. Management believes that the ultimate resolution of any litigation or regulatory investigations will not materially affect the company’s business, revenue, net income or liquidity.

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

11.  CONSOLIDATED INVESTMENT PRODUCTS

The assets and liabilities related to CIP are identified on the Consolidated Balance Sheets within Investments and other assets of CIP and Debt and other liabilities of CIP, respectively. The consolidation of CIP had no impact on net income attributable to the company during the three months ended March 31, 2025.

(in millions)	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents of CIP	$1,051.7	$509.5
Accounts receivable and other assets of CIP	336.5	372.3
Investments of CIP	8,232.7	7,492.7
Investments and other assets of CIP	$9,620.9	$8,374.5
LIABILITIES
Debt of CIP	6,945.2	6,200.9
Other liabilities of CIP	1,159.2	652.2
Debt and other liabilities of CIP	8,104.4	6,853.1
EQUITY
Equity attributable to redeemable noncontrolling interests	545.5	544.7
Retained earnings	(0.1)	—
Invesco's net investment in and net receivables from CIP	427.9	412.5
Equity attributable to nonredeemable noncontrolling interests	543.2	564.2
Total liabilities, noncontrolling interests, and equity	$9,620.9	$8,374.5

The following tables present the fair value hierarchy levels of investments of CIP balances which are measured at fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	$6,473.2	$—	$6,098.5	$374.7	$—
Bonds	683.3	22.6	660.7	—	—
Equity securities	138.4	23.8	1.5	113.1	—
Equity and fixed income mutual funds	94.1	3.1	91.0	—	—
Investments in other private equity funds	422.6	—	—	—	422.6
Real estate investments	421.1	—	—	—	421.1
Total assets at fair value	$8,232.7	$49.5	$6,851.7	$487.8	$843.7

	December 31, 2024
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	$5,793.0	$—	$5,494.5	$298.5	$—
Bonds	605.5	17.2	588.3	—	—
Equity securities	144.5	37.2	22.7	84.6	—
Equity and fixed income mutual funds	96.5	3.2	93.3	—	—
Investments in other private equity funds	414.6	—	—	—	414.6
Real estate investments	438.6	—	—	—	438.6
Total assets at fair value	$7,492.7	$57.6	$6,198.8	$383.1	$853.2

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	Three months ended March 31,
	2025	2024
(in millions)	Level 3 Assets	Level 3 Assets
Beginning Balance as of January 1	$383.1	$825.8
CIP Purchases	159.2	275.0
CIP Sales	(95.4)	(2.3)
Deconsolidation of CIP	—	—
Gains and losses included in the Consolidated Statements of Income	0.8	(1.9)
Transfers from Level 3 into Levels 1 or 2	(64.2)	(16.2)
Transfers into Level 3 from Levels 1 or 2	98.6	34.0
Foreign exchange	5.7	(0.2)
Ending Balance as of March 31	$487.8	$1,114.2

Non-consolidated variable interest entities (VIEs)

At March 31, 2025, the company's carrying value and risk of loss with respect to VIEs in which the company is not the primary beneficiary included our investment carrying value of $107.7 million (December 31, 2024: $106.1 million) and unfunded capital commitments of $138.5 million (December 31, 2024: $141.2 million).

See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

12. RELATED PARTIES

MassMutual owns approximately 18.2% of the common stock of the company and owns substantially all of the outstanding $4.0 billion in perpetual, non-cumulative preferred shares as of March 31, 2025. Based on the level of shares owned by MassMutual and the corresponding customary minority shareholder rights, which includes representation on Invesco’s Board of Directors (Board), the company considers MassMutual a related party.

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

13.  SUBSEQUENT EVENTS

On April 21, 2025, the Company entered into an agreement with MassMutual to repurchase $1 billion of Invesco’s Series A Preferred Stock for cash, which is expected to be funded through $1 billion of floating rate 3-year and 5-year bank term loans. A premium of 15% will be paid to MassMutual on the liquidation preference of $1,000 per share. The repurchase of the preferred stock is expected to occur in May 2025.

On April 21, 2025, the company declared a first quarter 2025 dividend of $0.21 per common share, payable on June 3, 2025, to common shareholders of record at the close of business on May 14, 2025 with an ex-dividend date of May 14, 2025.

On April 21, 2025, the company declared a preferred dividend of $14.75 per preferred share to the holders of preferred shares representing the period from March 1, 2025 through May 31, 2025. The preferred dividend is payable on June 2, 2025. The preferred dividend will be prorated for the period the $1 billion of repurchased preferred stock is outstanding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto, which appear elsewhere in this Report. Except for the historical financial information, this Report may include statements that constitute “forward-looking statements” under the U.S. securities laws. Forward-looking statements include information concerning future results of our operations, expenses, earnings, liquidity, cash flow, capital expenditures, and AUM that could differ materially from actual results due to known and unknown risks and other important factors, including, but not limited to, industry or market conditions, geopolitical events including wars, global trade tensions, tariffs, natural disasters, and pandemics or health crises and their respective potential impact on the company, acquisitions and divestitures, debt and our ability to obtain additional financing or make payments, regulatory developments, demand for and pricing of our products, the prospects for certain legal contingencies, and other aspects of our business or general economic conditions. In addition, when used in this Report or such other documents or statements, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. None of this information should be considered in isolation from, or as a substitute for, historical financial statements.

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

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
Equity Indices - Domestic	2025	2024
S&P 500	(4.6)%	10.2%
S&P 500 Equal-Weight	(1.1)%	7.4%
S&P 500 Growth	(8.6)%	12.6%
S&P 500 Values	(0.2)%	7.4%
NASDAQ 100	(8.3)%	8.5%
Equity Indices - Global
FTSE 100 (local currency)	5.0%	2.8%
MSCI AC Asia Pacific	0.2%	4.4%
MSCI China (local currency)	14.8%	(2.0)%
MSCI Emerging Markets	2.4%	1.9%
MSCI Europe (local currency)	5.3%	7.0%
MSCI Japan (local currency)	(5.4)%	18.3%
Fixed Income Indices
Bloomberg US Aggregate Bond	2.8%	(0.8)%
Bloomberg Global Aggregated Bond (local currency)	1.1%	(0.3)%
Bloomberg China Aggregated Bond	—%	0.2%

We continue to be highly focused on our capital deployment priorities including investing in our growth initiatives, regular share repurchases, and modest dividend increases. To this end, the Board approved an increase in our quarterly dividend from $0.205 to $0.21 per share beginning with the dividend that will be paid to holders of common shares in the second quarter of 2025. Additionally, during the first quarter of 2025, the company repurchased 1.5 million common shares for $25 million in the open market.

We are delivering on our commitment to improve our leverage profile and maintain a strong balance sheet. On April 21, 2025, we entered into an agreement with MassMutual to repurchase $1 billion of Invesco’s $4 billion of outstanding Series A Preferred Stock for cash, which is expected to be funded through $1 billion of floating rate 3-year and 5-year bank term loans. A premium of 15% will be paid to MassMutual on the repurchase of the preferred stock. The repurchase is expected to occur in May 2025. The repurchase of the preferred stock, which was otherwise noncallable until May 2040, will enable us to further enhance our leverage profile and increase balance sheet flexibility.

One of our strategic priorities is expanding our private markets business. With that goal in mind, we recently announced a new strategic product and distribution partnership agreement for U.S. Wealth channels with Barings (MassMutual's global asset management subsidiary), bringing together our unique private market capabilities. MassMutual intends to support this initiative with a $650 million initial investment.

Global markets have experienced significant volatility, largely driven by escalating trade tensions throughout April 2025. Overall, the global economic outlook remains uncertain and geopolitical risks are continuing to shape market dynamics. With the breadth and scale of our products delivered through a diverse and global footprint, we believe we are well-positioned to navigate these changing market conditions.

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

The majority of the company’s CIP balances are related to collateralized loan obligations (CLOs). The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs beyond the company’s direct investments in, and management and performance fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider these assets to be company assets. Likewise, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider this debt to be a company liability.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains four distinct sections, which follow the AUM discussion:

•Results of Operations (three months ended March 31, 2025 compared to three months ended March 31, 2024);
•Schedule of Non-GAAP Information;
•Balance Sheet Discussion; and
•Liquidity and Capital Resources.

Summary Operating Information

Wherever a non-GAAP measure is referenced, a disclosure will follow in the narrative or in the note referring the reader to the Schedule of Non-GAAP Information, where additional details regarding the use of the non-GAAP measure by the company are disclosed, along with reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures. To enhance the readability of the Results of Operations section, separate tables for each of the revenue, expense and other income and expense sections of the income statement introduce the narrative that follows, providing a section-by-section review of the company’s income statements for the periods presented.

Summary operating information for three months ended March 31, 2025 and 2024 is presented in the table below:

(in millions, other than per common share amounts, operating margins and AUM)	Three months ended March 31,
U.S. GAAP Financial Measures Summary	2025	2024
Operating revenues	$1,529.2	$1,475.3
Operating income	$277.3	$213.1
Operating margin	18.1%	14.4%
Net income attributable to Invesco Ltd.	$171.1	$141.5
Diluted EPS	$0.38	$0.31

Non-GAAP Financial Measures Summary(1)
Net revenues	$1,108.7	$1,053.2
Adjusted operating income	$349.5	$296.5
Adjusted operating margin	31.5%	28.2%
Adjusted net income attributable to Invesco Ltd.	$200.5	$148.4
Adjusted diluted EPS	$0.44	$0.33

Assets Under Management
Ending AUM (billions)	$1,844.8	$1,662.7
Average AUM (billions)	$1,880.8	$1,613.0
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

	1st Quartile			2nd Quartile			Above Benchmark
	1yr	3yr	5yr	1yr	3yr	5yr	1yr	3yr	5yr
Overall	42%	48%	51%	15%	16%	19%	64%	67%	69%

Fundamental Equities	18%	27%	37%	19%	20%	13%	39%	47%	41%
Fundamental Fixed Income	35%	37%	42%	21%	25%	44%	58%	59%	62%
Multi-Asset	43%	49%	35%	10%	20%	14%	56%	67%	82%
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
AUM measured in the one, three and five year quartile rankings represents 38%, 38% and 38% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three and five year basis represents 49%, 48%, and 46% of total Invesco AUM as of 3/31/2025. Peer group rankings are sourced from a widely-used third-party ranking agency in each fund’s market (Morningstar, IA, Lipper, eVestment, Mercer, Galaxy, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

Assets Under Management

The following presentation and discussion of AUM includes Passive and Active AUM. Passive AUM includes index-based exchange-traded funds (ETFs), UITs, non-management fee earning AUM and other passive mandates. Active AUM is total AUM less Passive AUM.

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

Changes in Active and Passive AUM were as follows:

	Three months ended March 31,
	2025			2024
(in billions)	Total AUM	Active	Passive	Total AUM	Active	Passive
Beginning Assets (January 1)	$1,846.0	$1,026.5	$819.5	$1,585.3	$985.3	$600.0
Long-term inflows	122.0	60.6	61.4	80.3	42.4	37.9
Long-term outflows	(104.4)	(59.1)	(45.3)	(74.0)	(49.5)	(24.5)
Net long-term flows	17.6	1.5	16.1	6.3	(7.1)	13.4
Net flows in non-management fee earning AUM	5.0	—	5.0	9.5	—	9.5
Net flows in money market funds	10.0	10.0	—	0.7	0.7	—
Total net flows	32.6	11.5	21.1	16.5	(6.4)	22.9
Reinvested distributions	1.0	1.0	—	1.1	1.1	—
Market gains and losses	(42.2)	(4.1)	(38.1)	68.0	22.5	45.5
Foreign currency translation	7.4	6.4	1.0	(8.2)	(6.8)	(1.4)
Ending Assets (March 31)	$1,844.8	$1,041.3	$803.5	$1,662.7	$995.7	$667.0
Average AUM
Average long-term AUM	$1,326.8	$818.8	$508.0	$1,164.1	$787.8	$376.3
Average AUM	$1,880.8	$1,043.1	$837.7	$1,613.0	$980.9	$632.1
Average QQQ AUM	$320.0	N/A	$320.0	$246.2	N/A	$246.2

	Three months ended March 31,
	2025	2024
Revenue yield (bps) (1)
U.S. GAAP Gross revenue yield	34.3	38.6
Net revenue yield ex performance fees ex QQQ (2)	28.3	30.7
Active net revenue yield ex performance fees	35.2	36.8
Passive net revenue yield ex QQQ (2)	14.2	15.3
________
(1)    U.S. GAAP Gross revenue yield on AUM is equal to U.S. GAAP annualized total operating revenues divided by average AUM, excluding Invesco Great Wall Fund Management Company Limited (Invesco Great Wall or IGW) AUM. The average AUM for IGW in the three months ended March 31, 2025 was $96.5 billion (three months ended March 31, 2024: $83.7 billion). It is appropriate to exclude the average AUM of IGW as the revenues resulting from these AUM are not presented in our Operating revenues. The U.S. GAAP Gross revenue yield is not a good measure because the numerator excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Net revenue yield metrics include the Net revenues and Average AUM of IGW and CIP. See “Schedule of Non-GAAP Information” for a reconciliation of Operating revenues to Net revenues.
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

Market Returns

Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. The table in the “Executive Overview” section of this Management’s Discussion and Analysis summarizes returns based on price appreciation/(depreciation) of several major market indices for the three months ended March 31, 2025 and 2024.

Foreign Exchange Rates

During the three months ended March 31, 2025, we experienced an increase in AUM of $7.4 billion, due to changes in foreign exchange rates (three months ended March 31, 2024, AUM decreased by $8.2 billion).

Total AUM by Channel (1)

	Three months ended March 31,
	2025			2024
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$1,846.0	$1,265.6	$580.4	$1,585.3	$1,042.0	$543.3
Long-term inflows	122.0	86.4	35.6	80.3	60.0	20.3
Long-term outflows	(104.4)	(74.5)	(29.9)	(74.0)	(53.4)	(20.6)
Net long-term flows	17.6	11.9	5.7	6.3	6.6	(0.3)
Net flows in non-management fee earning AUM	5.0	5.4	(0.4)	9.5	9.0	0.5
Net flows in money market funds	10.0	3.8	6.2	0.7	1.2	(0.5)
Total net flows	32.6	21.1	11.5	16.5	16.8	(0.3)
Reinvested distributions	1.0	1.0	—	1.1	1.1	—
Market gains and losses	(42.2)	(43.6)	1.4	68.0	59.7	8.3
Transfer	—	(9.5)	9.5	—	—	—
Foreign currency translation	7.4	2.6	4.8	(8.2)	(2.7)	(5.5)
Ending Assets (March 31)	$1,844.8	$1,237.2	$607.6	$1,662.7	$1,116.9	$545.8

Total AUM by Client Domicile (2)

	Three months ended March 31,
	2025				2024
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$1,846.0	$1,315.5	$270.2	$260.3	$1,585.3	$1,133.9	$235.5	$215.9
Long-term inflows	122.0	59.0	33.8	29.2	80.3	39.4	23.0	17.9
Long-term outflows	(104.4)	(56.0)	(34.2)	(14.2)	(74.0)	(37.4)	(19.7)	(16.9)
Net long-term flows	17.6	3.0	(0.4)	15.0	6.3	2.0	3.3	1.0
Net flows in non-management fee earning AUM	5.0	8.9	1.0	(4.9)	9.5	10.1	(1.0)	0.4
Net flows in money market funds	10.0	8.4	1.6	—	0.7	(0.3)	1.1	(0.1)
Total net flows	32.6	20.3	2.2	10.1	16.5	11.8	3.4	1.3
Reinvested distributions	1.0	1.0	—	—	1.1	1.1	—	—
Market gains and losses	(42.2)	(43.4)	(0.9)	2.1	68.0	53.6	5.2	9.2
Foreign currency translation	7.4	0.2	4.0	3.2	(8.2)	(0.6)	(6.5)	(1.1)
Ending Assets (March 31)	$1,844.8	$1,293.6	$275.5	$275.7	$1,662.7	$1,199.8	$237.6	$225.3

________
See accompanying notes immediately following these AUM tables.

Total AUM by Investment Capability (3)

	Three Months Ended March 31, 2025
(in billions)	Total	ETFs and Index (4)	Fundamental Fixed Income (5)	Fundamental Equities (6)	Private Markets (7)	China JV & India (8)	Multi-Asset/ Other (9)	Global Liquidity (10)	QQQ (11)
Beginning Assets (January 1)	$1,846.0	$484.9	$279.1	$276.7	$129.6	$106.3	$59.1	$191.4	$318.9
Long-term inflows	122.0	52.1	23.7	11.5	7.9	24.2	2.6	—	—
Long-term outflows	(104.4)	(35.8)	(15.7)	(18.5)	(8.7)	(22.0)	(3.7)	—	—
Net long-term flows	17.6	16.3	8.0	(7.0)	(0.8)	2.2	(1.1)	—	—
Net flows in non-management fee earning AUM	5.0	—	—	—	—	—	(0.1)	—	5.1
Net flows in money market funds	10.0	—	—	—	—	1.5	—	8.5	—
Total net flows	32.6	16.3	8.0	(7.0)	(0.8)	3.7	(1.2)	8.5	5.1
Reinvested distributions	1.0	—	0.5	0.2	0.2	—	—	0.1	—
Market gains and losses	(42.2)	(10.9)	1.7	(8.8)	1.3	0.5	0.7	0.1	(26.8)
Foreign currency translation	7.4	0.7	2.6	1.7	1.0	0.5	0.8	0.1	—
Ending Assets (March 31)	$1,844.8	$491.0	$291.9	$262.8	$131.3	$111.0	$59.4	$200.2	$297.2
Average AUM	$1,880.8	$501.5	$284.0	$276.6	$132.5	$108.0	$59.9	$198.3	$320.0

	Three Months Ended March 31, 2024
(in billions)	Total	ETFs and Index (4)	Fundamental Fixed Income (5)	Fundamental Equities (6)	Private Markets (7)	China JV & India (8)	Multi-Asset/ Other (9)	Global Liquidity (10)	QQQ (11)
Beginning Assets (January 1)	$1,585.3	$363.0	$270.7	$274.2	$130.8	$91.9	$57.8	$166.9	$230.0
Long-term inflows	80.3	33.0	15.9	9.6	3.8	15.3	2.7	—	—
Long-term outflows	(74.0)	(21.8)	(14.8)	(16.8)	(2.8)	(14.5)	(3.3)	—	—
Net long-term flows	6.3	11.2	1.1	(7.2)	1.0	0.8	(0.6)	—	—
Net flows in non-management fee earning AUM	9.5	—	—	—	—	—	0.4	—	9.1
Net flows in money market funds	0.7	—	—	—	—	1.1	—	(0.4)	—
Total net flows	16.5	11.2	1.1	(7.2)	1.0	1.9	(0.2)	(0.4)	9.1
Reinvested distributions	1.1	—	0.5	0.3	0.2	—	—	0.1	—
Market gains and losses	68.0	26.2	0.9	20.2	(3.2)	0.2	3.3	0.2	20.2
Foreign currency translation	(8.2)	(1.2)	(2.8)	(1.6)	(0.6)	(1.5)	(0.4)	(0.1)	—
Ending Assets (March 31)	$1,662.7	$399.2	$270.4	$285.9	$128.2	$92.5	$60.5	$166.7	$259.3
Average AUM	$1,613.0	$378.0	$267.9	$276.2	$128.7	$91.9	$58.4	$165.7	$246.2
________
See accompanying notes immediately following these AUM tables.

Active AUM by Channel (1)

	Three months ended March 31,
	2025			2024
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$1,026.5	$517.5	$509.0	$985.3	$501.5	$483.8
Long-term inflows	60.6	31.6	29.0	42.4	24.9	17.5
Long-term outflows	(59.1)	(33.9)	(25.2)	(49.5)	(31.9)	(17.6)
Net long-term flows	1.5	(2.3)	3.8	(7.1)	(7.0)	(0.1)
Net flows in money market funds	10.0	3.8	6.2	0.7	1.2	(0.5)
Total net flows	11.5	1.5	10.0	(6.4)	(5.8)	(0.6)
Reinvested distributions	1.0	1.0	—	1.1	1.1	—
Market gains and losses	(4.1)	(7.5)	3.4	22.5	20.1	2.4
Transfer	—	(0.8)	0.8	—	—	—
Foreign currency translation	6.4	1.9	4.5	(6.8)	(2.2)	(4.6)
Ending Assets (March 31)	$1,041.3	$513.6	$527.7	$995.7	$514.7	$481.0

Active AUM by Client Domicile (2)

	Three months ended March 31,
	2025				2024
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$1,026.5	$698.2	$207.4	$120.9	$985.3	$671.4	$192.0	$121.9
Long-term inflows	60.6	23.0	22.3	15.3	42.4	19.3	16.7	6.4
Long-term outflows	(59.1)	(29.5)	(22.1)	(7.5)	(49.5)	(27.7)	(14.6)	(7.2)
Net long-term flows	1.5	(6.5)	0.2	7.8	(7.1)	(8.4)	2.1	(0.8)
Net flows in money market funds	10.0	8.4	1.6	—	0.7	(0.3)	1.1	(0.1)
Total net flows	11.5	1.9	1.8	7.8	(6.4)	(8.7)	3.2	(0.9)
Reinvested distributions	1.0	1.0	—	—	1.1	1.1	—	—
Market gains and losses	(4.1)	(6.3)	(0.2)	2.4	22.5	19.5	1.5	1.5
Foreign currency translation	6.4	0.2	3.5	2.7	(6.8)	(0.5)	(5.4)	(0.9)
Ending Assets (March 31)	$1,041.3	$695.0	$212.5	$133.8	$995.7	$682.8	$191.3	$121.6

________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (1)

	Three months ended March 31,
	2025			2024
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$819.5	$748.1	$71.4	$600.0	$540.5	$59.5
Long-term inflows	61.4	54.8	6.6	37.9	35.1	2.8
Long-term outflows	(45.3)	(40.6)	(4.7)	(24.5)	(21.5)	(3.0)
Net long-term flows	16.1	14.2	1.9	13.4	13.6	(0.2)
Net flows in non-management fee earning AUM	5.0	5.4	(0.4)	9.5	9.0	0.5
Total net flows	21.1	19.6	1.5	22.9	22.6	0.3
Market gains and losses	(38.1)	(36.1)	(2.0)	45.5	39.6	5.9
Transfer	—	(8.7)	8.7	—	—	—
Foreign currency translation	1.0	0.7	0.3	(1.4)	(0.5)	(0.9)
Ending Assets (March 31)	$803.5	$723.6	$79.9	$667.0	$602.2	$64.8

Passive AUM by Client Domicile (2)

	Three months ended March 31,
	2025				2024
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$819.5	$617.3	$62.8	$139.4	$600.0	$462.5	$43.5	$94.0
Long-term inflows	61.4	36.0	11.5	13.9	37.9	20.1	6.3	11.5
Long-term outflows	(45.3)	(26.5)	(12.1)	(6.7)	(24.5)	(9.7)	(5.1)	(9.7)
Net long-term flows	16.1	9.5	(0.6)	7.2	13.4	10.4	1.2	1.8
Net flows in non-management fee earning AUM	5.0	8.9	1.0	(4.9)	9.5	10.1	(1.0)	0.4
Total net flows	21.1	18.4	0.4	2.3	22.9	20.5	0.2	2.2
Market gains and losses	(38.1)	(37.1)	(0.7)	(0.3)	45.5	34.1	3.7	7.7
Foreign currency translation	1.0	—	0.5	0.5	(1.4)	(0.1)	(1.1)	(0.2)
Ending Assets (March 31)	$803.5	$598.6	$63.0	$141.9	$667.0	$517.0	$46.3	$103.7

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
(8) Beginning in the first quarter of 2025, products managed by Invesco Great Wall and Invesco Asset Management (India) Private Limited are included in the newly defined China JV & India investment capability. Other products previously categorized under the APAC Managed investment capability are included in the other investment capabilities based on their investment strategies. Beginning assets as of January 1, 2025 and the comparative period reflect the current period presentation.
(9) Multi-Asset/Other includes Global Asset Allocation, Invesco Quantitative Strategies, Global Targeted Returns, Solutions, Intelliflo, and UITs, including certain ETFs managed within this capability.
(10) Global Liquidity is comprised mainly of Money Market funds.
(11) QQQ represents assets held within Invesco QQQ Trust.

Results of Operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

	Three months ended March 31,
(in millions)	2025	2024	$ Change	% Change
Investment management fees	$1,100.3	$1,048.7	$51.6	4.9%
Service and distribution fees	370.9	377.0	(6.1)	(1.6)%
Performance fees	3.5	0.8	2.7	337.5%
Other	54.5	48.8	5.7	11.7%
Total operating revenues	$1,529.2	$1,475.3	$53.9	3.7%

Revenue Adjustments:
Investment management fees	$(209.0)	$(192.3)	$(16.7)	8.7%
Service and distribution fees	(259.6)	(271.8)	12.2	(4.5)%
Other	(40.4)	(39.9)	(0.5)	1.3%
Total Revenue Adjustments (1)	(509.0)	(504.0)	(5.0)	1.0%
Invesco Great Wall	78.2	74.7	3.5	4.7%
CIP	10.3	7.2	3.1	43.1%
Net revenues (2)	$1,108.7	$1,053.2	$55.5	5.3%
____________
(1)    Total Revenue Adjustments remove pass through investment management fees, service and distribution fees, and other revenues and equal the same amount as the Third-party distribution, service and advisory expenses.
(2)    See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net inflows (or outflows), and changes in the mix of investment products between and within asset classes and geographies may materially affect our revenues from period to period. See the company’s disclosures regarding the changes in AUM during the three months ended March 31, 2025 and March 31, 2024 in the “Assets Under Management” section above for additional information.

Average AUM were $1,880.8 billion for the three months ended March 31, 2025 as compared to $1,613.0 billion for the three months ended March 31, 2024. As secular shifts in client demand continue, our broad set of investment capabilities have allowed us to capture evolving client product preferences, including products that have lower net revenue yields. Due to this change in the mix of AUM, net revenue yield excluding performance fees and Invesco QQQ Trust declined to 28.3 basis points (bps) for the three months ended March 31, 2025 from 30.7 bps for the three months ended March 31, 2024.

In addition, as fee rates differ across geographic locations, changes to the mix of AUM between geographies and exchange rates have an impact on revenues and net revenue yields.

Investment Management Fees

Investment management fees were $1,100.3 million for the three months ended March 31, 2025 as compared to $1,048.7 million for the three months ended March 31, 2024. The impact of foreign exchange rate movements decreased investment management fees by $8.3 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. After allowing for foreign exchange movements, investment management fees increased by $59.9 million as a result of higher average AUM partially offset by the impacts of secular shifts in client demand which have altered our asset mix. See discussion above on how AUM changes impact our Investment management fees.

Service and Distribution Fees

For the three months ended March 31, 2025, Service and distribution fees were $370.9 million as compared to $377.0 million for the three months ended March 31, 2024. The decrease was primarily driven by lower administrative fees of $23.5 million resulting from lower fund-related service fees partially offset by higher distribution fees of $14.8 million resulting from higher average AUM to which the fees apply.

Performance Fees

For the three months ended March 31, 2025, Performance fees were $3.5 million as compared to $0.8 million for three months ended March 31, 2024.

Other Revenues

For the three months ended March 31, 2025, Other revenues were $54.5 million as compared to $48.8 million for the three months ended March 31, 2024. The increase in Other revenues was primarily driven by higher transaction fees.

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

Net revenues from IGW were $78.2 million and average AUM was $96.5 billion for the three months ended March 31, 2025 (Net revenues were $74.7 million and average AUM was $83.7 billion for the three months ended March 31, 2024). The increase in IGW revenues was primarily driven by higher average AUM partially offset by the impacts of secular shifts in client demand which have altered our asset mix.

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

Management and Performance fees earned from CIP were $10.3 million for the three months ended March 31, 2025 (three months ended March 31, 2024: $7.2 million).

Operating Expenses

The main categories of Operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended March 31,
(in millions)	2025	2024	$ Change	% Change
Third-party distribution, service and advisory	$509.0	$504.0	$5.0	1.0%
Employee compensation	464.6	472.7	(8.1)	(1.7)%
Marketing	17.0	18.1	(1.1)	(6.1)%
Property, office and technology	113.9	117.6	(3.7)	(3.1)%
General and administrative	137.3	138.5	(1.2)	(0.9)%
Amortization of intangibles	10.1	11.3	(1.2)	(10.6)%
Total operating expenses	$1,251.9	$1,262.2	$(10.3)	(0.8)%

The table below sets forth these expense categories as a percentage of total Operating expenses and Operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

(in millions)	Three months ended March 31, 2025	% of Total Operating Expenses	% of Operating Revenues	Three months ended March 31, 2024	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	$509.0	40.7%	33.3%	$504.0	39.9%	34.2%
Employee compensation	464.6	37.1%	30.4%	472.7	37.5%	32.0%
Marketing	17.0	1.3%	1.1%	18.1	1.4%	1.2%
Property, office and technology	113.9	9.1%	7.4%	117.6	9.3%	8.0%
General and administrative	137.3	11.0%	9.0%	138.5	11.0%	9.4%
Amortization of intangibles	10.1	0.8%	0.7%	11.3	0.9%	0.8%
Total operating expenses	$1,251.9	100.0%	81.9%	$1,262.2	100.0%	85.6%

During the three months ended March 31, 2025, Operating expenses decreased $10.3 million compared to the three months ended March 31, 2024. The impact of foreign exchange rate movements decreased operating expenses by $8.9 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Third-Party Distribution, Service and Advisory

Third-party distribution, service and advisory expenses were $509.0 million for the three months ended March 31, 2025 as compared to $504.0 million for the three months ended March 31, 2024. The increase was due to higher average AUM partially offset by a decrease in pass-through Service and distribution fees resulting from lower fund costs.

Employee Compensation

Employee compensation was $464.6 million for the three months ended March 31, 2025 as compared to $472.7 million for the three months ended March 31, 2024. This decrease was primarily due to a decrease in expense related to common share-based awards and other long-term awards (collectively, Long-term awards).

Headcount at March 31, 2025 was 8,495 (March 31, 2024: 8,527).

Marketing

Marketing expenses were $17.0 million for the three months ended March 31, 2025 as compared to $18.1 million for the three months ended March 31, 2024.

Property, Office and Technology

Property, office and technology expenses were $113.9 million for the three months ended March 31, 2025 as compared to $117.6 million for the three months ended March 31, 2024.

General and Administrative

General and administrative expenses were $137.3 million for the three months ended March 31, 2025 as compared to $138.5 million for the three months ended March 31, 2024.

Other Income and Expenses

The main categories of Other income and expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended March 31,
(in millions)	2025	2024	$ Change	% Change
Equity in earnings of unconsolidated affiliates	$19.6	$6.9	$12.7	184.1%
Interest and dividend income	11.3	12.4	(1.1)	(8.9)%
Interest expense	(13.1)	(15.9)	2.8	(17.6)%
Other gains and losses, net	(24.3)	35.9	(60.2)	N/A
Other income/(expense) of CIP, net	74.1	30.5	43.6	143.0%
Total other income and expenses	$67.6	$69.8	$(2.2)	(3.2)%

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates increased to $19.6 million for the three months ended March 31, 2025 as compared to $6.9 million for the three months ended March 31, 2024. The increase was primarily due to higher earnings from our private markets investments.

Interest and dividend income

Interest and dividend income was $11.3 million for the three months ended March 31, 2025 as compared to $12.4 million for the three months ended March 31, 2024.

Interest expense

Interest expense was $13.1 million for the three months ended March 31, 2025 as compared to $15.9 million for the three months ended March 31, 2024.

Other gains and losses, net

Other gain and losses, net was a loss of $24.3 million for the three months ended March 31, 2025 as compared to a net gain of $35.9 million for the three months ended March 31, 2024. The net loss for the three months ended March 31, 2025 included net market losses on deferred compensation related investments, other hedging instruments, and seed capital investments.

Other income/(expense) of CIP, net

For the three months ended March 31, 2025, Other income/(expense) of CIP, net was net income of $74.1 million (three months ended March 31, 2024: net income of $30.5 million). Interest and dividend income of CIP increased $49.3 million to $129.4 million (three months ended March 31, 2024: $80.1 million). Interest expense of CIP increased $52.5 million to $99.7 million (three months ended March 31, 2024: $47.2 million). Unrealized gains/(losses) of CIP were a net gain of $44.4 million (three months ended March 31, 2024: net losses of $2.4 million).

Net impact of CIP and related noncontrolling interests in consolidated entities

The adjustment to Net income for the Net income/(loss) attributable to noncontrolling interests in consolidated entities removes the income/(expense) of CIP which is attributable to third-party investors. Therefore, the consolidation of investment products did not have an impact on Net income attributable to Invesco for the three months ended March 31, 2025 and 2024. Also, the net income or loss of CIP is taxed at the investor level, not at the product level; therefore, a tax provision is not reflected in the net impact of CIP.

Income Tax Expense

The company’s subsidiaries operate in numerous taxing jurisdictions around the world, each with its own statutory tax rate. As a result, the blended statutory tax rate will vary from year to year depending on the mix of the profits and losses from each jurisdiction.

Our effective tax rate decreased to 22.5% for the three months ended March 31, 2025 (three months ended March 31, 2024: 24.3%). The decrease in the effective tax rate in the first quarter of 2025 was primarily due to the favorable impact of the increase in net income attributable to non-controlling interests in consolidated entities and the favorable resolution of certain tax matters which was partially offset by the unfavorable impact of the change in the mix of income across tax jurisdictions.

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

Reconciliation of Operating revenues to Net revenues:

	Three months ended March 31,
(in millions)	2025	2024
Operating revenues, U.S. GAAP basis	$1,529.2	$1,475.3
Revenue adjustments (1)
Investment management fees	(209.0)	(192.3)
Service and distribution fees	(259.6)	(271.8)
Other	(40.4)	(39.9)
Total revenue adjustments	(509.0)	(504.0)
Invesco Great Wall (2)	78.2	74.7
CIP (3)	10.3	7.2
Net revenues	$1,108.7	$1,053.2

Reconciliation of Operating income to Adjusted operating income:

	Three months ended March 31,
(in millions)	2025	2024
Operating income, U.S. GAAP basis	$277.3	$213.1
Invesco Great Wall (2)	40.3	38.3
CIP (3)	21.5	12.2
Amortization of intangible assets (4)	10.1	11.3
Compensation expense related to market valuation changes of deferred compensation liabilities (5)	0.3	21.6
Adjusted operating income	$349.5	$296.5

Operating margin(6)	18.1%	14.4%
Adjusted operating margin(7)	31.5%	28.2%
Reconciliation of Net income attributable to Invesco to Adjusted net income attributable to Invesco:

	Three months ended March 31,
(in millions, except per common share data)	2025	2024
Net income attributable to Invesco Ltd., U.S. GAAP basis	$171.1	$141.5
Adjustments (excluding tax):
Amortization of intangible assets (4)	10.1	11.3
Deferred compensation net market valuation changes (5)	20.1	(11.5)
Total adjustments excluding tax	$30.2	$(0.2)
Tax adjustment for amortization of intangible assets and goodwill (8)	4.1	4.4
Other tax effects of adjustments above	(4.9)	2.7
Adjusted net income attributable to Invesco Ltd.	$200.5	$148.4

Average common shares outstanding - diluted	454.0	453.5
Diluted EPS	$0.38	$0.31
Adjusted diluted EPS (9)	$0.44	$0.33
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
(4) Amortization of intangible assets: The company removes amortization expense related to acquired assets in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income, and Adjusted diluted EPS, as this will aid comparability of our results period to period, and aid comparability with peer companies that may not have similar acquisition-related charges.

(5) Market valuation changes related to deferred compensation plan liabilities: Certain deferred compensation plan awards provide a return to the employee linked to the appreciation (depreciation) of specified investments. The company economically hedges the exposure to market movements on these deferred compensation liabilities. Since these liabilities are economically hedged, the company believes it is useful to remove the market movements related to the deferred compensation plan liabilities from the calculation of Adjusted operating income (and by calculation, Adjusted operating margin) and to remove the net impact of the economic hedge from the calculation of Adjusted net income (and by calculation, Adjusted diluted EPS) to produce results that will be more comparable period to period.
(6) Operating margin is equal to Operating income divided by Operating revenues.
(7) Adjusted operating margin is equal to Adjusted operating income divided by Net revenues.
(8) Tax adjustment for amortization of intangible assets and goodwill: The company reflects the tax benefit realized on the tax amortization of goodwill and intangible assets in Adjusted net income. The company believes it is useful to include this tax benefit in arriving at the Adjusted diluted EPS measure.
(9) Adjusted diluted EPS is equal to Adjusted net income attributable to Invesco Ltd. divided by the weighted average number of common and restricted common shares outstanding.

Balance Sheet Discussion (1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP for the reasons outlined in footnote 1 to the table:

	March 31, 2025			December 31, 2024
Balance sheet information (in millions)	U.S. GAAP	Impact of CIP	As Adjusted	U.S. GAAP	Impact of CIP	As Adjusted
ASSETS
Cash and cash equivalents	$821.7	$—	$821.7	$986.5	$—	$986.5
Investments	1,076.4	417.3	1,493.7	1,240.0	401.4	1,641.4
Goodwill and intangible assets, net	14,119.6	—	14,119.6	14,067.4	—	14,067.4
Other assets (2)	2,505.0	10.6	2,515.6	2,340.5	11.1	2,351.6
Investments and other assets of CIP (3)	9,620.9	(9,620.9)	—	8,374.5	(8,374.5)	—
Total assets	$28,143.6	$(9,193.0)	$18,950.6	$27,008.9	$(7,962.0)	$19,046.9
LIABILITIES
Debt	$964.8	$—	$964.8	$890.6	$—	$890.6
Other liabilities (4)	3,287.0	—	3,287.0	3,596.4	—	3,596.4
Debt and other liabilities of CIP	8,104.4	(8,104.4)	—	6,853.1	(6,853.1)	—
Total liabilities	$12,356.2	$(8,104.4)	$4,251.8	$11,340.1	$(6,853.1)	$4,487.0
EQUITY
Total equity attributable to Invesco Ltd.	$14,698.7	$0.1	$14,698.8	$14,559.9	$—	$14,559.9
Noncontrolling interests (5)	1,088.7	(1,088.7)	—	1,108.9	(1,108.9)	—
Total equity	15,787.4	(1,088.6)	14,698.8	15,668.8	(1,108.9)	14,559.9
Total liabilities and equity	$28,143.6	$(9,193.0)	$18,950.6	$27,008.9	$(7,962.0)	$19,046.9
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

Cash and cash equivalents

Cash and cash equivalents decreased by $164.8 million from $986.5 million at December 31, 2024 to $821.7 million at March 31, 2025. See “Cash Flows Discussion” below within this Management’s Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Investments

Investments are comprised primarily of the equity method investment in IGW, seed capital and co-investments in affiliated funds, and investments related to the company’s deferred compensation plans.

As of March 31, 2025, and December 31, 2024 the company had $1,063.8 million and $1,125.6 million in seed capital and co-investments, respectively, including direct investments in CIP. Total seed capital and co-investments is presented as a helpful measure for investors and represents our total net investment interest including our investment in CIP. The following table reconciles the investments balance to the total seed capital and co-investment balance.

(in millions)	March 31, 2025	December 31, 2024
Investments	$1,076.4	$1,240.0
Net investment in CIP	417.3	401.4
Less: Investments related to deferred compensation plans, joint ventures, and other investments	(429.9)	(515.8)
Total seed capital and co-investments (1)	$1,063.8	$1,125.6
____________
(1) Included in the total seed capital and co-investments balance as of March 31, 2025 is $377.9 million of seed capital and $685.9 million of co-investments (December 31, 2024: $414.0 million of seed capital and $711.6 million of co-investments).

Goodwill and intangible assets, net

Goodwill and intangible assets, net increased from $14,067.4 million at December 31, 2024, to $14,119.6 million at March 31, 2025. The increase includes foreign exchange impacts of $62.3 million offset by amortization of $10.1 million. If our revenue and operating income are adversely impacted by unfavorable market conditions or if there is a significant decline in our stock price for an extended period of time, an impairment of goodwill and intangible assets may occur in future periods.

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

Sources of Liquidity by Type

(in millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$821.7	$986.5
Available Revolving credit agreement (1)	1,926.0	2,000.0
Total sources of liquidity by type	$2,747.7	$2,986.5
___________
(1) As of March 31, 2025, the balance on the $2.0 billion capacity Revolving credit agreement was $74.0 million.

Capital Management

Our capital management priorities have evolved with the growth and success of our business and include, in no particular order of priority: reinvestment in the business, maintaining a strong balance sheet and returning capital to shareholders longer term through a combination of share repurchases and modestly increasing dividends. During the three months ended March 31, 2025, the company repurchased 1.5 million common shares for $25 million in the open market.

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

We are in compliance with all regulatory minimum net capital requirements. As of March 31, 2025, the company’s minimum regulatory capital requirement was $333.5 million (December 31, 2024: $324.9 million).

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

The consolidation of $9,620.9 million of assets and $6,945.2 million of debt of CIP as of March 31, 2025, respectively, did not impact the company’s liquidity and capital resources. See Part I, Item 1, Financial Statements - Note 11, “Consolidated Investment Products,” for additional details.

Cash Flows Discussion

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flows information excluding the impact of the cash flows of CIP for the reasons outlined in footnote 1 to the table:

Cash flows information (1)	Three months ended March 31, 2025			Three months ended March 31, 2024
(in millions)	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash and cash equivalents, beginning of the period	$1,496.0	$(509.5)	$986.5	$1,931.6	$(462.4)	$1,469.2
Cash flows from operating activities	(84.6)	(17.6)	(102.2)	(54.4)	(52.3)	(106.7)
Cash flows from investing activities	(92.0)	129.8	37.8	(287.3)	236.8	(50.5)
Cash flows from financing activities	529.3	(650.1)	(120.8)	(148.3)	(253.9)	(402.2)
Increase/(decrease) in cash and cash equivalents	352.7	(537.9)	(185.2)	(490.0)	(69.4)	(559.4)
Foreign exchange movement on cash and cash equivalents	24.7	(4.3)	20.4	(16.1)	2.0	(14.1)
Cash and cash equivalents, end of the period	$1,873.4	$(1,051.7)	$821.7	$1,425.5	$(529.8)	$895.7

Cash and cash equivalents	$821.7	$—	$821.7	$895.7	$—	$895.7
Cash and cash equivalents of CIP	1,051.7	(1,051.7)	—	529.8	(529.8)	—
Total cash and cash equivalents per condensed consolidated statement of cash flows	$1,873.4	$(1,051.7)	$821.7	$1,425.5	$(529.8)	$895.7
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

Cash outflows for the three months ended March 31, 2025, excluding the impact of the consolidation of CIP, was primarily driven by net outflows from changes in receivables and other assets and payables and other liabilities due to timing of receipts and payments, including annual compensation payments made in the first quarter of each year.

Investing Activities

Cash inflows for the three months ended March 31, 2025, excluding the impact of the consolidation of CIP, included proceeds of $89.9 million from Capital distributions from equity method investees (three months ended March 31, 2024: $6.9 million) which were partially offset by Purchase of investments of $28.7 million (three months ended March 31, 2024: $36.5 million purchases). In addition, the company had capital expenditures of $23.4 million for the three months ended March 31, 2025 which included facility costs related to our move to our new London office (three months ended March 31, 2024: $21.0 million).

Financing Activities

Financing cash outflows during the three months ended March 31, 2025, excluding the impact of the consolidation of CIP, included $92.5 million of common dividend payments for the dividends declared in January (three months ended March 31, 2024: common dividends paid of $90.2 million), $59.2 million of preferred dividend payments for dividends declared in January (three months ended March 31, 2024: $59.2 million) and the payment of $17.9 million to meet employees’ withholding tax obligations on common share vestings (three months ended March 31, 2024: $20.4 million). Financing cash outflows for the three months ended March 31, 2025 also included purchases of common shares through the open market of $25.2 million (three months ended March 31, 2024: none). In addition, the company had net borrowings on the Revolving credit agreement of $74.0 million for the three months ended March 31, 2025 (three months ended March 31, 2024: $367.6 million ). In addition, the three months ended March 31, 2024 also included a $600.0 million redemption of our senior notes.

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

On April 21, 2025, the company declared a first quarter 2025 cash dividend of $0.21 per common share to the holders of common shares. The dividend is payable on June 3, 2025, to common shareholders of record at the close of business on May 14, 2025, with an ex-dividend date of May 14, 2025.

On April 21, 2025, the company declared a preferred dividend of $14.75 per preferred share, representing the period from March 1, 2025 through May 31, 2025. The preferred dividend is payable on June 2, 2025. The preferred dividend will be prorated for the period the $1 billion of repurchased preferred stock is outstanding.

The declaration, payment and amount of any future dividends will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The company has a policy of managing dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts.

Common Share Repurchase Plan

During the three months ended March 31, 2025 the company repurchased 1.5 million common shares for $25 million in the open market (three months ended March 31, 2024: none). At March 31, 2025, approximately $307.2 million remains available under the share repurchase authorizations approved by the Board on July 22, 2016.

Debt

The carrying value of our debt at March 31, 2025 was $964.8 million (December 31, 2024: $890.6 million). See Part I, Item 1, Financial Statements - Note 4, "Debt," for additional disclosures.

For the three months ended March 31, 2025, the company’s weighted average cost of debt was 4.53% (three months ended March 31, 2024: 4.90%).

Financial covenants under the Revolving credit agreement include: (i) the quarterly maintenance of an Adjusted debt/Earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses (Covenant Adjusted EBITDA) leverage ratio, as defined in the Revolving credit agreement, of not greater than 3.25:1.00, (ii) an interest coverage ratio (Covenant Adjusted EBITDA/interest expense for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of March 31, 2025, we were in compliance with our financial covenants. At March 31, 2025, our leverage ratio was 0.30:1.00 (December 31, 2024: 0.25:1.00), and our interest coverage ratio was 29.39:1.00 (December 31, 2024: 26.84:1.00).

The March 31, 2025 coverage ratio calculations are as follows:

(in millions)	Total	Q1 2025	Q4 2024	Q3 2024	Q2 2024
Net income attributable to Invesco Ltd.	$567.6	$171.1	$209.3	$55.0	$132.2
Dividends on preferred shares	236.8	59.2	59.2	59.2	59.2
Interest expense	55.2	13.1	12.4	13.4	16.3
Tax expense	261.8	77.6	78.7	41.5	64.0
Amortization/depreciation (1)	186.1	47.1	48.6	44.0	46.4
Common share-based compensation expense	65.2	15.2	14.1	17.5	18.4
One-time acceleration of compensation expense for currently outstanding Long-term awards (2)	147.6	—	—	147.6	—
Regulatory matters (2)	52.5	—	2.5	—	50.0
Unrealized (gains)/losses from investments, net (3)	49.5	23.1	15.9	5.4	5.1
Covenant Adjusted EBITDA (4)	$1,622.3	$406.4	$440.7	$383.6	$391.6
Adjusted debt (4)	$480.0
Leverage ratio as of March 31, 2025 (Adjusted debt/Covenant Adjusted EBITDA - maximum 3.25:1.00)	0.30
Interest coverage ratio as of March 31, 2025 (Covenant Adjusted EBITDA/Interest expense - minimum 4.00:1.00)	29.39
(1)    Includes amortization of cloud technology implementation costs.
(2)    Unusual or otherwise non-recurring gains and losses, as defined in our Revolving credit agreement, are adjusted for in the determination of Covenant Adjusted EBITDA. A one-time acceleration of $147.6 million in expense resulting from changes to the criteria for retirements for Long-term awards and an expense of $52.5 million related to the settlement of regulatory matters in 2024 were non-recurring expenses and have been removed from the determination of Covenant Adjusted EBITDA.
(3)    Adjustments for unrealized gains and losses from investments, as defined in our Revolving credit agreement, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.
(4)    Covenant Adjusted EBITDA and Adjusted debt are non-GAAP financial measures that are used by management in connection with certain debt covenant calculations under our Revolving credit agreement. The calculation of Covenant Adjusted EBITDA above (a reconciliation from Net income attributable to Invesco Ltd.) is defined by our Revolving credit agreement, and therefore Net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to Covenant Adjusted EBITDA. The calculation of Adjusted debt is defined in our Revolving credit agreement and equals debt of $964.8 million plus $3.3 million in letters of credit less $488.1 million of excess unrestricted cash (cash and cash equivalents less the minimum regulatory capital requirement, not to exceed $500 million).

Credit and Liquidity Risk

The company manages its capital by reviewing annual and projected cash flow forecasts and by monitoring credit, liquidity and market risks, such as interest rate and foreign currency risks (as discussed in Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk), through measurement and analysis.

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. The company is primarily exposed to credit risk through its cash and cash equivalent deposits, which are held by external firms. The company invests its cash balances in its own institutional money market products, as well as with external high credit-quality financial institutions. These arrangements create exposure to concentrations of credit risk. As of March 31, 2025, our maximum exposure to credit risk related to our cash and cash equivalent balances is $821.7 million, of which $369.7 million is invested in affiliated money market funds. See Part I, Item 1, Financial Statements - Note 2, "Fair Value of Assets and Liabilities," for information regarding cash and cash equivalents invested in affiliated money market funds.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as they become due. The company is exposed to liquidity risk through its $964.8 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed Revolving credit agreement, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.

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

Off Balance Sheet Commitments

See Part I, Item 1, Financial Statements - Note 10, "Commitments and Contingencies - Legal Contingencies," for more information regarding undrawn capital commitments.

Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies disclosed in our most recent Form 10-K for the year ended December 31, 2024. Critical accounting policies are those that require management’s most difficult, subjective or complex judgments and would therefore be deemed the most critical to an understanding of our results of operations and financial condition.

Recent Accounting Standards

See Part I, Item 1, Financial Statements - Note 1, "Accounting Policies - Accounting Pronouncements Recently Adopted.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk and foreign exchange rate risk. There have not been any material changes to the company’s exposures to market risks during the period ended March 31, 2025 that would require an update to the disclosures provided in the most recent Form 10-K.

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

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. See Part I, Item 1, Financial Statements - Note 4, “Debt,” for details of the company’s debt arrangements. As of March 31, 2025, the interest rates on 92.3% of the company’s borrowings were fixed for a weighted average period of 8.65 years, and the company had a $74.0 million balance on its Revolving credit agreement.

Foreign Exchange Rate Risk

The net assets and financial results of the company’s foreign operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco.

The company is also exposed to foreign translation risk on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation losses were $3.1 million during the three months ended March 31, 2025 (three months ended March 31, 2024: $1.4 million gains) and are included in General and administrative expenses and Other gains/ (losses), net on the Condensed Consolidated Statements of Income.

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

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2025. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated any change in our internal control over financial reporting that occurred during the three months ended March 31, 2025 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

See Part I, Item 1, Financial Statements - Note 10, "Commitments and Contingencies - Legal Contingencies," for information regarding legal proceedings.

Item 1A.  Risk Factors

The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended March 31, 2025:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (millions)
January 1-31, 2025	519,210	$17.48	474,835	$324.3
February 1-28, 2025	1,411,600	$17.67	433,140	$316.4
March 1-31, 2025	622,589	$15.73	585,438	$307.2
Total	2,553,399		1,493,413
____________
(1)    An aggregate of 1,059,986 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.
(2)    At March 31, 2025, a balance of $307.2 million remains available under the share repurchase authorization approved by the Board on July 22, 2016.

Item 5. Other Information

None.

Item 6. Exhibits
Exhibit Index

3.1
Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to Exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2
Fourth Amended and Restated Bye-Laws of Invesco Ltd., incorporated by reference to Exhibit 3.2 to Invesco’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed with the Securities and Exchange Commission on August 2, 2023

3.3
Certificate of Designation for the 5.900% fixed rate non-cumulative perpetual series A preference shares, par value $0.20 per share, of Invesco Ltd. incorporated by reference to Exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2019

10.1
Preferred Share Repurchase Agreement, dated April 21, 2025, among Invesco Ltd. and Massachusetts Mutual Life Insurance Company, incorporated by reference to Exhibit 10.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2025.

10.2	Form of Restricted Stock Unit Award Agreement-Time Vesting with Retirement Provisions-under the Invesco Ltd. 2016 Global Equity Incentive Plan
10.3	Form of Restricted Stock Unit Award Agreement-UCITS Staff Time Vesting with Retirement Provisions-under the Invesco Ltd. 2016 Global Equity Incentive Plan
10.4	Form of Restricted Stock Unit Award Agreement-Performance Vesting with Retirement Provisions-under Invesco Ltd. 2016 Global Equity Incentive Plan
10.5	Form of Restricted Stock Unit Award Agreement-Performance Vesting- UCITS Staff with Retirement Provisions-under the Invesco Ltd. 2016 Global Equity Incentive Plan
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
April 28, 2025	/s/ ANDREW R. SCHLOSSBERG
Andrew R. Schlossberg
President and Chief Executive Officer

April 28, 2025	/s/ L. ALLISON DUKES
L. Allison Dukes
Senior Managing Director and Chief Financial Officer