Form 10-Q
period 2025-06-30
Invesco Ltd.
filed 2025-08-01
CIK 914208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of June 30, 2025, the most recent practicable date, the number of Common Shares outstanding was 445,963,773.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

GLOSSARY OF DEFINED TERMS

APAC	—	Asia-Pacific
AUM	—	Assets under management
Board	—	Board of Directors
bps	—	Basis points
CIP	—	Consolidated investment products
CLOs	—	Collateralized loan obligations
Covenant Adjusted EBITDA	—	A financial measure set forth in covenants in our Revolving credit agreement, which is defined to be earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses

Credit agreements	—	Revolving credit agreement (defined below) and Term Loan Agreement (defined below), collectively, Credit agreements
EMEA	—	Europe, Middle East and Africa
EPS	—	Earnings per common share
ETFs	—	Exchange-traded funds
IGW or Invesco Great Wall	—	Invesco Great Wall Fund Management Company Limited
MassMutual	—	Massachusetts Mutual Life Insurance Company
NAV	—	Net asset value
Report	—	this Form 10-Q
Revolving credit agreement	—	Seventh amended and restated credit agreement, dated as of May 16, 2025, among Invesco Finance PLC and Bank of America included as Exhibit 10.3 of this Form 10-Q
S&P	—	Standard & Poor's
SEC	—	U.S. Securities and Exchange Commission
Term loan agreement	—	Term loan credit agreement, dated as of May 16, 2025, among Invesco Finance, Inc. and Bank of America included as Exhibit 10.1 of this Form 10-Q
the company	—	Invesco Ltd. and its consolidated entities
the Parent	—	Invesco Ltd.
TRS	—	Total return swap
UITs	—	Unit investment trusts
U.S.	—	United States
U.S. GAAP	—	Accounting principles generally accepted in the United States
VIEs	—	Variable interest entities

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$922.7	$986.5
Accounts receivable	747.1	740.8
Investments	1,128.7	1,240.0
Other assets	1,236.3	1,120.7
Property, equipment and software, net	453.6	479.0
Intangible assets, net	5,751.3	5,749.3
Goodwill	8,583.3	8,318.1
Investments and other assets of consolidated investment products (CIP) (1)	9,673.9	8,374.5
Total assets	$28,496.9	$27,008.9
LIABILITIES
Accrued compensation and benefits	$716.4	$1,029.2
Accounts payable and accrued expenses	1,431.8	1,285.3
Debt	1,883.9	890.6
Deferred tax liabilities, net	1,313.4	1,281.9
Debt and other liabilities of CIP (1)	8,192.5	6,853.1
Total liabilities	13,538.0	11,340.1
Commitments and contingencies (See Note 10)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	531.6	544.7
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized and issued; 3.0 million outstanding as of June 30, 2025 (December 31, 2024: 4.0 million outstanding)	3,010.5	4,010.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million shares issued as of June 30, 2025 and December 31, 2024)	113.2	113.2
Additional paid-in-capital	7,250.1	7,334.6
Treasury shares	(2,797.8)	(2,852.7)
Retained earnings	6,961.3	6,990.4
Accumulated other comprehensive income/(loss), net of tax	(664.2)	(1,036.1)
Total equity attributable to Invesco Ltd.	13,873.1	14,559.9
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	554.2	564.2
Total permanent equity	14,427.3	15,124.1
Total liabilities, temporary and permanent equity	$28,496.9	$27,008.9

(1) See Note 11, "Consolidated Investment Products," for balances related to consolidated variable interest entities (VIEs).

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per common share data)	2025	2024	2025	2024
Operating revenues:
Investment management fees	$1,100.9	$1,065.8	$2,201.2	$2,114.5
Service and distribution fees	363.8	361.6	734.7	738.6
Performance fees	2.6	8.7	6.1	9.5
Other	48.2	47.2	102.7	96.0
Total operating revenues	1,515.5	1,483.3	3,044.7	2,958.6
Operating expenses:
Third-party distribution, service and advisory	500.7	495.4	1,009.7	999.4
Employee compensation	510.4	452.3	975.0	925.0
Marketing	23.1	20.6	40.1	38.7
Property, office and technology	118.2	116.4	232.1	234.0
General and administrative	139.2	180.4	276.5	318.9
Amortization of intangible assets	9.7	11.4	19.8	22.7
Total operating expenses	1,301.3	1,276.5	2,553.2	2,538.7
Operating income	214.2	206.8	491.5	419.9
Other income/(expense):
Equity in earnings of unconsolidated affiliates	25.0	13.9	44.6	20.8
Interest and dividend income	10.5	11.0	21.8	23.4
Interest expense	(20.7)	(16.3)	(33.8)	(32.2)
Other gains/(losses), net	59.7	3.6	35.4	39.5
Other income/(expense) of CIP, net	(14.3)	40.9	59.8	71.4
Income before income taxes	274.4	259.9	619.3	542.8
Income tax provision	(77.0)	(64.0)	(154.6)	(132.7)
Net income	197.4	195.9	464.7	410.1
Net (income)/loss attributable to noncontrolling interests in consolidated entities	6.0	(4.5)	(31.0)	(18.0)
Dividends declared on preferred shares	(56.6)	(59.2)	(115.8)	(118.4)
Cost of preferred share repurchase	(159.3)	—	(159.3)	—
Net income/(loss) attributable to Invesco Ltd.	$(12.5)	$132.2	$158.6	$273.7

Earnings per common share:
-basic	$(0.03)	$0.29	$0.35	$0.60
-diluted	$(0.03)	$0.29	$0.35	$0.60

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Net income	$197.4	$195.9	$464.7	$410.1
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	282.7	(25.8)	369.9	(122.1)
Other comprehensive income/(loss), net of tax	1.0	1.0	2.0	2.0
Other comprehensive income/(loss)	283.7	(24.8)	371.9	(120.1)
Total comprehensive income/(loss)	481.1	171.1	836.6	290.0
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	6.0	(4.5)	(31.0)	(18.0)
Dividends declared on preferred shares	(56.6)	(59.2)	(115.8)	(118.4)
Cost of preferred share repurchase	(159.3)	—	(159.3)	—
Comprehensive income/(loss) attributable to Invesco Ltd.	$271.2	$107.4	$530.5	$153.6

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in millions)	2025	2024
Operating activities:
Net income	$464.7	$410.1
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	81.6	91.5
Common share-based compensation expense	38.9	39.5
Other (gains)/losses, net	(33.1)	(38.9)
Other (gains)/losses of CIP, net	(10.8)	12.0
Equity in earnings of unconsolidated affiliates	(44.6)	(20.8)
Distributions from equity method investees	1.5	28.2
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	39.4	47.6
(Purchase)/sale of investments, net	84.5	(1.7)
(Increase)/decrease in receivables and other assets	(26.1)	397.7
Increase/(decrease) in payables and other liabilities	(132.7)	(530.5)
Net cash provided by/(used in) operating activities	463.3	434.7
Investing activities:
Purchase of property, equipment and software	(40.9)	(47.7)
Purchase of investments by CIP	(1,914.1)	(1,661.4)
Sale of investments by CIP	1,537.0	1,725.8
Purchase of investments	(23.9)	(39.3)
Sale of investments	0.1	0.1
Capital distribution from equity method investees	74.4	121.2
Net cash inflows/(outflows) upon consolidation/deconsolidation of CIP	—	(41.3)
Net cash provided by/(used in) investing activities	(367.4)	57.4
Financing activities:
Purchases of treasury shares	(68.6)	(23.1)
Repurchase of preferred shares	(1,150.0)	—
Dividends paid - preferred	(115.8)	(118.4)
Dividends paid - common	(187.7)	(183.4)
Third-party capital invested into CIP	107.3	105.7
Third-party capital distributed by CIP	(133.4)	(108.5)
Borrowings of debt of CIP	2,054.0	307.7
Repayments of debt of CIP	(1,694.0)	(240.0)
Borrowings of Revolving credit agreement	1,684.5	1,436.3
Repayments of Revolving credit agreement	(1,684.5)	(1,436.3)
Net proceeds from bank term loans	992.7	—
Repayment of senior notes	—	(600.0)
Net cash provided by/(used in) financing activities	(195.5)	(860.0)
Increase/(decrease) in cash and cash equivalents	(99.6)	(367.9)
Foreign exchange movement on cash and cash equivalents	59.4	(19.3)
Foreign exchange movement on cash and cash equivalents of CIP	36.1	(3.1)
Cash and cash equivalents, beginning of period	1,496.0	1,931.6
Cash and cash equivalents, end of period	$1,491.9	$1,541.3
Cash and cash equivalents	$922.7	$878.5
Cash and cash equivalents of CIP	569.2	662.8
Total cash and cash equivalents per condensed consolidated statement of cash flows	$1,491.9	$1,541.3

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three months ended June 30, 2025
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
April 1, 2025	$4,010.5	$113.2	$7,235.8	$(2,781.9)	$7,069.0	$(947.9)	$14,698.7	$543.2	$15,241.9	$545.5
Net income	—	—	—	—	203.4	—	203.4	(16.3)	187.1	10.3
Other comprehensive income/(loss)	—	—	—	—	—	283.7	283.7	—	283.7	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	27.3	27.3	(24.2)
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(56.6)	—	(56.6)	—	(56.6)	—
Dividends declared - common ($0.21 per share)	—	—	—	—	(95.2)	—	(95.2)	—	(95.2)	—
Employee common share plans:
Common share-based compensation	—	—	23.7	—	—	—	23.7	—	23.7	—
Vested common shares	—	—	(3.7)	3.7	—	—	—	—	—	—
Other common share awards	—	—	(5.7)	6.1	—	—	0.4	—	0.4	—
Purchase of common shares	—	—	—	(25.7)	—	—	(25.7)	—	(25.7)	—
Repurchase of preferred shares	(1,000.0)	—	—	—	(159.3)	—	(1,159.3)	—	(1,159.3)	—
June 30, 2025	$3,010.5	$113.2	$7,250.1	$(2,797.8)	$6,961.3	$(664.2)	$13,873.1	$554.2	$14,427.3	$531.6

Three months ended June 30, 2024
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
April 1, 2024	$4,010.5	$113.2	$7,314.6	$(2,864.4)	$6,878.0	$(897.1)	$14,554.8	$630.2	$15,185.0	$667.8
Net income	—	—	—	—	191.4	—	191.4	20.9	212.3	(16.4)
Other comprehensive income/(loss)	—	—	—	—	—	(24.8)	(24.8)	—	(24.8)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(39.6)	(39.6)	(82.5)
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.205 per share)	—	—	—	—	(93.2)	—	(93.2)	—	(93.2)	—
Employee common share plans:
Common share-based compensation	—	—	18.4	—	—	—	18.4	—	18.4	—
Vested common shares	—	—	(17.0)	17.0	—	—	—	—	—	—
Other common share awards	—	—	0.3	—	—	—	0.3	—	0.3	—
Purchase of common shares	—	—	—	(2.7)	—	—	(2.7)	—	(2.7)	—
June 30, 2024	$4,010.5	$113.2	$7,316.3	$(2,850.1)	$6,917.0	$(921.9)	$14,585.0	$611.5	$15,196.5	$568.9

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Six Months Ended June 30, 2025
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
January 1, 2025	$4,010.5	$113.2	$7,334.6	$(2,852.7)	$6,990.4	$(1,036.1)	$14,559.9	$564.2	$15,124.1	$544.7
Net income	—	—	—	—	433.7	—	433.7	15.8	449.5	15.2
Other comprehensive income/(loss)	—	—	—	—	—	371.9	371.9	—	371.9	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(25.8)	(25.8)	(28.3)
Dividends declared - preferred ($29.50 per share)	—	—	—	—	(115.8)	—	(115.8)	—	(115.8)	—
Dividends declared - common ($0.415 per share)	—	—	—	—	(187.7)	—	(187.7)	—	(187.7)	—
Employee common share plans:							—
Common share-based compensation	—	—	38.9	—	—	—	38.9	—	38.9	—
Vested common shares	—	—	(117.8)	117.8	—	—	—	—	—	—
Other common share awards	—	—	(5.6)	6.1	—	—	0.5	—	0.5	—
Purchase of common shares	—	—	—	(69.0)	—	—	(69.0)	—	(69.0)	—
Repurchase of preferred shares	(1,000.0)	—	—	—	(159.3)	—	(1,159.3)	—	(1,159.3)	—
June 30, 2025	$3,010.5	$113.2	$7,250.1	$(2,797.8)	$6,961.3	$(664.2)	$13,873.1	$554.2	$14,427.3	$531.6

Six Months Ended June 30, 2024
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
January 1, 2024	$4,010.5	$113.2	$7,451.6	$(3,002.6)	$6,826.7	$(801.8)	$14,597.6	$572.7	$15,170.3	$745.7
Net income	—	—	—	—	392.1	—	392.1	58.8	450.9	(40.8)
Other comprehensive income/(loss)	—	—	—	—	—	(120.1)	(120.1)	—	(120.1)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(20.0)	(20.0)	(136.0)
Dividends declared - preferred ($29.50 per share)	—	—	—	—	(118.4)	—	(118.4)	—	(118.4)	—
Dividends declared - common ($0.405 per share)	—	—	—	—	(183.4)	—	(183.4)	—	(183.4)	—
Employee common share plans:							—
Common share-based compensation	—	—	39.5	—	—	—	39.5	—	39.5	—
Vested common shares	—	—	(175.4)	175.4	—	—	—	—	—	—
Other common share awards	—	—	0.6	0.2	—	—	0.8	—	0.8	—
Purchase of common shares	—	—	—	(23.1)	—	—	(23.1)	—	(23.1)	—
June 30, 2024	$4,010.5	$113.2	$7,316.3	$(2,850.1)	$6,917.0	$(921.9)	$14,585.0	$611.5	$15,196.5	$568.9
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

	June 30, 2025	December 31, 2024
(in millions)	Fair Value	Fair Value
Cash and cash equivalents	$922.7	$986.5
Equity investments	$289.0	$371.2
Total return swap related to deferred compensation plans	$28.6	$(9.4)

The following table presents, by hierarchy levels, the carrying value of the company’s assets and liabilities, including by major security type for equity investments, which are measured at fair value on the company’s Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$448.6	$448.6	$—	$—
Investments: (2)
Equity investments:
Seed capital	166.7	166.7	—	—
Investments related to deferred compensation plans	122.3	122.3	—	—
Total return swap related to deferred compensation plans	28.6	—	28.6	—
Total	$766.2	$737.6	$28.6	$—

	December 31, 2024
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$479.3	$479.3	$—	$—
Investments (2):
Equity investments:
Seed capital	151.6	151.6	—	—
Investments related to deferred compensation plans	219.6	219.6	—	—
Total	$850.5	$850.5	$—	$—
Liabilities:
Total return swap related to deferred compensation plans	$(9.4)	$—	$(9.4)	$—
Contingent consideration liability	(1.3)	—	—	(1.3)
Total	$(10.7)	$—	$(9.4)	$(1.3)
____________
(1)    The balance primarily represents cash held in affiliated money market funds.
(2)    Equity method and other investments of $810.3 million and $29.4 million, respectively, are excluded from this table (December 31, 2024: $854.5 million and $14.3 million, respectively). These investments are not measured at fair value, in accordance with applicable accounting standards.

Total Return Swap (TRS)

In addition to holding equity investments, the company has a TRS to hedge economically certain deferred compensation liabilities. The notional value of the TRS at June 30, 2025 was $548.5 million, and the fair value of the TRS was an asset of $28.6 million (December 31, 2024 notional value was $421.2 million and the fair value was a liability of $9.4 million). During the three months ended June 30, 2025, market valuation gains related to the TRS were $38.7 million and during the six months ended June 30, 2025 gains related to TRS were $25.3 million (three and six months ended June 30, 2024: $1.2 million net losses and $16.8 million net gains).

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

(in millions)	June 30, 2025	December 31, 2024
Equity investments:
Seed capital	$166.7	$151.6
Investments related to deferred compensation plans	122.3	219.6
Equity method investments	810.3	854.5
Other	29.4	14.3
Total investments (1)	$1,128.7	$1,240.0
_________
(1) The majority of the company’s investment balances relate to balances held in affiliated funds and equity method investees.

Equity investments

The unrealized gains and losses for the three and six months ended June 30, 2025 that relate to equity investments still held at June 30, 2025 were a $13.1 million net gain and a $6.1 million net gain (three and six months ended June 30, 2024: $13.2 million net gain and $19.8 million net gain).

4.  DEBT

The disclosures below include details of the company’s debt. Debt of CIP is detailed in Note 11, "Consolidated Investment Products."

	June 30, 2025		December 31, 2024
(in millions)	Carrying Value (4)	Fair Value	Carrying Value (4)	Fair Value
$2.5 billion Revolving credit agreement expiring May 16, 2030 (1)	$—	$—	$—	$—
Unsecured Senior Notes: (2)
$500 million 3.750% - due January 15, 2026	499.6	497.4	499.3	494.5
$400 million 5.375% - due November 30, 2043	391.4	374.9	391.3	391.7
Bank Term Loans: (3)
$500 million - due May 16, 2028	497.5	497.8	—	—
$500 million - due May 16, 2030	495.4	494.7	—	—
Debt	$1,883.9	$1,864.8	$890.6	$886.2
____________
(1)    On May 16, 2025, Invesco Ltd. and its indirect subsidiary, Invesco Finance PLC, amended and restated the $2.0 billion floating rate Revolving credit agreement, increasing the agreement’s capacity to $2.5 billion and extending the expiration date from April 26, 2028 to May 16, 2030.
(2)    The company’s senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
(3)    On May 16, 2025, Invesco Ltd. and its indirect subsidiary, Invesco Finance, Inc., entered into two floating rate bank term loans expiring on May 16, 2028 and 2030, respectively. The restrictive covenants for the bank term loans align with those previously disclosed for the Revolving credit agreement.
(4)    The difference between the principal amounts and the carrying values of the debt in the table above reflects the unamortized debt issuance costs and discounts.

5.  SHARE CAPITAL

The number of preferred shares issued and outstanding is represented in the table below:

(in millions)	June 30, 2025	December 31, 2024
Preferred shares issued	4.0	4.0
Less: Preferred shares repurchased (1)	(1.0)	—
Preferred shares outstanding (2)	3.0	4.0
_________
(1)    On May 16, 2025, Invesco repurchased $1.0 billion Series A Preferred Stock held by Massachusetts Mutual Life Insurance Company (MassMutual).
(2)    Substantially all the outstanding preferred shares are held by MassMutual.

The number of common shares and common share equivalents issued are represented in the table below:

(in millions)	June 30, 2025	December 31, 2024
Common shares issued	566.1	566.1
Less: Treasury shares for which dividend and voting rights do not apply	(120.1)	(118.1)
Common shares outstanding	446.0	448.0

6.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	Three months ended June 30, 2025			Three months ended June 30, 2024
(in millions)	Foreign currency translation	Employee benefit plans	Total	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	$282.7	$—	$282.7	$(25.8)	$—	$(25.8)
Other comprehensive income/(loss), net	—	1.0	1.0	—	1.0	1.0
Other comprehensive income/(loss), net of tax	282.7	1.0	283.7	(25.8)	1.0	(24.8)
Beginning balance on April 1	(817.2)	(130.7)	(947.9)	(766.4)	(130.7)	(897.1)
Other comprehensive income/(loss), net of tax	282.7	1.0	283.7	(25.8)	1.0	(24.8)
Ending balance on June 30	$(534.5)	$(129.7)	$(664.2)	$(792.2)	$(129.7)	$(921.9)

	Six months ended June 30, 2025			Six months ended June 30, 2024
(in millions)	Foreign currency translation	Employee benefit plans	Total	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	$369.9	$—	$369.9	$(122.1)	$—	$(122.1)
Other comprehensive income/(loss), net	—	2.0	2.0	—	2.0	2.0
Other comprehensive income/(loss), net of tax	369.9	2.0	371.9	(122.1)	2.0	(120.1)
Beginning balance on January 1	(904.4)	(131.7)	(1,036.1)	(670.1)	(131.7)	(801.8)
Other comprehensive income/(loss), net of tax	369.9	2.0	371.9	(122.1)	2.0	(120.1)
Ending balance on June 30	$(534.5)	$(129.7)	$(664.2)	$(792.2)	$(129.7)	$(921.9)

7. REVENUE

The geographic disaggregation of revenue for the three and six months ended June 30, 2025 and 2024 are presented below. There are no revenues attributed to the company’s country of domicile, Bermuda.

	Three months ended June 30,
(in millions)	2025	2024
Americas	$1,141.3	$1,145.5
Asia-Pacific (APAC)	71.7	62.1
Europe, Middle East and Africa (EMEA)	302.5	275.7
Total operating revenues	$1,515.5	$1,483.3

	Six months ended June 30,
(in millions)	2025	2024
Americas	$2,311.8	$2,286.1
Asia-Pacific (APAC)	143.2	130.8
Europe, Middle East and Africa (EMEA)	589.7	541.7
Total operating revenues	$3,044.7	$2,958.6

8.  COMMON SHARE-BASED COMPENSATION

The company recognized total compensation expense of $38.9 million and $39.5 million related to equity-settled common share-based compensation for the six months ended June 30, 2025 and 2024, respectively.

Movements on employee common share awards during the six months ended June 30, 2025 and 2024 are detailed below:

	Six months ended June 30, 2025			Six months ended June 30, 2024
(in millions of common shares, except fair values)	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value	Time- Vested	Performance- Vested
Unvested at the beginning of period	9.8	1.4	$17.17	10.4	1.6
Granted	4.3	1.0	17.66	4.9	0.9
Forfeited/Canceled due to performance measures	(0.2)	(0.3)	19.37	(0.4)	(0.1)
Vested and distributed	(3.3)	(0.1)	18.37	(4.6)	(0.5)
Unvested at the end of the period	10.6	2.0	$16.98	10.3	1.9

The total fair value of common shares that vested during the six months ended June 30, 2025 was $56.4 million (six months ended June 30, 2024: $77.7 million). The weighted average grant date fair value of the U.S. dollar share awards that were granted during the six months ended June 30, 2025 was $17.66 (six months ended June 30, 2024: $15.13).

At June 30, 2025, there was $144.5 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.43 years.

9.  EARNINGS PER COMMON SHARE

The calculation of earnings per common share (EPS) is as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Net income/(loss) attributable to Invesco Ltd.	$(12.5)	$132.2	$158.6	$273.7

Invesco Ltd:
Weighted average common shares outstanding - basic	453.8	455.5	453.4	457.1
Dilutive effect of non-participating common share-based awards	1.4	0.6	1.2	0.4
Weighted average common shares outstanding - diluted	455.2	456.1	454.6	457.5

Earnings per common share:
-basic	$(0.03)	$0.29	$0.35	$0.60
-diluted	$(0.03)	$0.29	$0.35	$0.60

See Note 8, "Common Share-Based Compensation," for a summary of common share awards outstanding under the company’s common share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted EPS.

10.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has committed to co-invest in certain investment products, which may be called in future periods. At June 30, 2025, the company’s undrawn co-invest capital commitments were $779.6 million (December 31, 2024: $693.7 million).

Certain of our managed investment products have entered into borrowing arrangements with financial institutions. The company provided equity commitments and guarantees to the financial institutions for certain of these borrowing arrangements that are temporary in nature. The borrowing arrangements look first to the respective investment products for repayment and servicing. The company’s equity commitment or guarantee would only be called in the event a particular investment product is unable to meet its obligation. The company believes the likelihood of being required to fund its equity commitments or guarantees under these arrangements to be remote. To date, the company has not been required to fund any equity commitments or guarantees under these arrangements. The maximum amount of future payments under the commitments is $225.5 million and under the guarantees is $65.0 million. The fair value of the guarantee liability is not significant to the consolidated financial statements.

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

In management’s opinion, adequate accrual has been made as of June 30, 2025 to provide for any losses that may arise from matters for which the company could reasonably estimate an amount and are deemed probable. Management believes that the ultimate resolution of any litigation or regulatory investigations will not materially affect the company’s business, revenue, net income or liquidity.

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

11.  CONSOLIDATED INVESTMENT PRODUCTS

The assets and liabilities related to CIP are identified on the Consolidated Balance Sheets within Investments and other assets of CIP and Debt and other liabilities of CIP, respectively. The consolidation of CIP had no impact on net income attributable to the company during the three and six months ended June 30, 2025.

(in millions)	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents of CIP	$569.2	$509.5
Accounts receivable and other assets of CIP	355.7	372.3
Investments of CIP	8,749.0	7,492.7
Investments and other assets of CIP	$9,673.9	$8,374.5
LIABILITIES
Debt of CIP	$6,784.6	$6,200.9
Other liabilities of CIP	1,407.9	652.2
Debt and other liabilities of CIP	8,192.5	6,853.1
EQUITY
Equity attributable to redeemable noncontrolling interests	531.6	544.7
Invesco's net investment in and net receivables from CIP	395.6	412.5
Equity attributable to nonredeemable noncontrolling interests	554.2	564.2
Total liabilities, noncontrolling interests, and equity	$9,673.9	$8,374.5

The following tables present the fair value hierarchy levels of investments of CIP balances which are measured at fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	$6,943.6	$—	$6,559.0	$384.6	$—
Bonds	753.9	22.4	731.5	—	—
Equity securities	135.5	23.6	1.3	110.6	—
Equity and fixed income mutual funds	88.4	3.3	85.1	—	—
Investments in other private equity funds	413.5	—	—	—	413.5
Real estate investments	414.1	—	—	—	414.1
Total assets at fair value	$8,749.0	$49.3	$7,376.9	$495.2	$827.6

	December 31, 2024
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	$5,793.0	$—	$5,494.5	$298.5	$—
Bonds	605.5	17.2	588.3	—	—
Equity securities	144.5	37.2	22.7	84.6	—
Equity and fixed income mutual funds	96.5	3.2	93.3	—	—
Investments in other private equity funds	414.6	—	—	—	414.6
Real estate investments	438.6	—	—	—	438.6
Total assets at fair value	$7,492.7	$57.6	$6,198.8	$383.1	$853.2

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	Three months ended June 30,
	2025	2024
(in millions)	Level 3 Assets	Level 3 Assets
Beginning Balance as of April 1	$487.8	$1,114.2
CIP Purchases	109.3	25.1
CIP Sales	(63.5)	(72.0)
Deconsolidation of CIP	—	(724.9)
Gains and losses included in the Consolidated Statements of Income	(13.4)	(17.3)
Transfers from Level 3 into Levels 1 or 2	(105.9)	(58.1)
Transfers into Level 3 from Levels 1 or 2	79.7	61.0
Foreign exchange	1.2	0.4
Ending Balance as of June 30	$495.2	$328.4

	Six months ended June 30,
	2025	2024
(in millions)	Level 3 Assets	Level 3 Assets
Beginning Balance as of January 1	$383.1	$825.8
CIP Purchases	243.3	300.1
CIP Sales	(133.5)	(74.2)
Deconsolidation of CIP	—	(724.9)
Gains and losses included in the Consolidated Statements of Income	(17.7)	(19.2)
Transfers from Level 3 into Levels 1 or 2	(137.8)	(74.3)
Transfers into Level 3 from Levels 1 or 2	151.1	95.6
Foreign exchange	6.7	(0.5)
Ending Balance as of June 30	$495.2	$328.4

Non-consolidated variable interest entities (VIEs)

At June 30, 2025, the company's carrying value and risk of loss with respect to VIEs in which the company is not the primary beneficiary included our investment carrying value of $96.2 million (December 31, 2024: $106.1 million) and unfunded capital commitments of $159.2 million (December 31, 2024: $141.2 million).

See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

12. RELATED PARTIES

MassMutual owns approximately 18.3% of the common stock of the company and owns substantially all of the outstanding $3.0 billion in perpetual, non-cumulative preferred shares as of June 30, 2025. Based on the level of shares owned by MassMutual and the corresponding customary minority shareholder rights, which includes representation on Invesco’s Board of Directors (Board), the company considers MassMutual a related party.

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

13.  SUBSEQUENT EVENTS

On July 21, 2025, the company declared a second quarter 2025 dividend of $0.21 per common share, payable on September 2, 2025, to common shareholders of record at the close of business on August 14, 2025 with an ex-dividend date of August 14, 2025.

On July 21, 2025, the company declared a preferred dividend of $14.75 per preferred share to the holders of preferred shares representing the period from June 1, 2025 through August 31, 2025. The preferred dividend is payable on September 1, 2025.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto, which appear elsewhere in this Report. Except for the historical financial information, this Report may include statements that constitute “forward-looking statements” under the United States (U.S.) securities laws. Forward-looking statements include information concerning future results of our operations, expenses, earnings, liquidity, cash flow, capital expenditures, and AUM that could differ materially from actual results due to known and unknown risks and other important factors, including, but not limited to, industry or market conditions, geopolitical events including wars, global trade tensions, tariffs, natural disasters, and pandemics or health crises and their respective potential impact on the company, acquisitions and divestitures, debt and our ability to obtain additional financing or make payments, regulatory developments, demand for and pricing of our products, the prospects for certain legal contingencies, and other aspects of our business or general economic conditions. In addition, when used in this Report or such other documents or statements, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. None of this information should be considered in isolation from, or as a substitute for, historical financial statements.

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

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
Equity Indices - Domestic	2025	2024	2025	2024
S&P 500	10.6%	3.9%	5.5%	14.5%
S&P 500 Equal-Weight	5.0%	(3.1)%	3.8%	4.1%
S&P 500 Growth	11.3%	2.9%	16.8%	(3.6)%
S&P 500 Value	2.5%	(2.7)%	2.2%	4.6%
NASDAQ 100	17.6%	7.8%	7.9%	17.0%
Equity Indices - Global
FTSE 100 (local currency)	2.1%	2.7%	7.2%	5.6%
MSCI AC Asia Pacific	11.7%	2.1%	12.0%	6.6%
MSCI China (local currency)	1.7%	5.6%	16.7%	3.4%
MSCI Emerging Markets	11.0%	4.1%	13.7%	6.1%
MSCI Europe (local currency)	1.1%	(0.1)%	6.5%	6.9%
MSCI Japan (local currency)	7.4%	1.6%	1.6%	20.1%
Fixed Income Indices
Bloomberg US Aggregate Bond	1.2%	0.1%	4.0%	(0.7)%
Bloomberg Global Aggregated Bond (local currency)	1.5%	(0.2)%	2.6%	(0.5)%
Bloomberg China Aggregated Bond	2.8%	1.3%	2.8%	1.5%

Market volatility at the beginning of the second quarter of 2025 was pronounced; however, after a challenging start, markets ended the second quarter with strong momentum. Against this backdrop, our diversified platform, global scale, and breadth of products were integral to sustaining long-term organic inflows in the second quarter of 2025 and reaching a record $2 trillion in AUM.

We remain prudent and diligent in our approach to capital management. Our priorities are balanced with a focus on supporting future growth and maintaining the strength of our balance sheet, while returning excess cash to shareholders. In addition to paying a $0.21 dividend per common share during the second quarter of 2025, the company repurchased 1.7 million common shares for $25 million in the open market. Additionally, on May 16, 2025, we repurchased $1.0 billion of Invesco’s outstanding Series A preferred shares which was funded through $1.0 billion of floating rate 3-year and 5-year bank term loans. A premium of 15% was paid to MassMutual on the repurchase of the preferred shares which were otherwise noncallable until May 2040. We also amended and restated the $2.0 billion floating rate Revolving credit agreement, increasing the borrowing capacity to $2.5 billion and extending the expiration date from April 26, 2028 to May 16, 2030.

In line with our strategic priority to expand our private markets business, we recently announced a proposal, subject to the approval of fund shareholders, to add Barings (MassMutual's global asset management subsidiary) as a sub-advisor to an existing private credit fund we manage and MassMutual’s intention to invest $150 million into the fund. This represents the first tranche of our broader strategic product and distribution partnership with Barings which MassMutual intends to support with an initial investment totaling $650 million.

During the second quarter, we also announced a re-alignment within our fundamental equities capability and made changes to our Developing Markets and Global/International investment teams to better serve our clients’ interests. This reorganization is part of our ongoing efforts to strengthen our investment returns, elevate our top talent, and use our scale advantages to gain efficiencies.

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

Summary operating information for three and six months ended June 30, 2025 and 2024 is presented in the table below:

(in millions, other than per common share amounts, operating margins and AUM)	Three months ended June 30,		Six months ended June 30,
U.S. GAAP Financial Measures Summary	2025	2024	2025	2024
Operating revenues	$1,515.5	$1,483.3	$3,044.7	$2,958.6
Operating income	$214.2	$206.8	$491.5	$419.9
Operating margin	14.1%	13.9%	16.1%	14.2%
Net income/(loss) attributable to Invesco Ltd.	$(12.5)	$132.2	$158.6	$273.7
Diluted EPS	$(0.03)	$0.29	$0.35	$0.60

Non-GAAP Financial Measures Summary(1)
Net revenues	$1,104.6	$1,085.8	$2,213.3	$2,139.0
Adjusted operating income	$344.4	$335.3	$693.9	$631.8
Adjusted operating margin	31.2%	30.9%	31.4%	29.5%
Adjusted net income attributable to Invesco Ltd.	$165.2	$196.2	$365.7	$344.6
Adjusted diluted EPS	$0.36	$0.43	$0.80	$0.75

Assets Under Management
Ending AUM (billions)	$2,001.4	$1,715.8	$2,001.4	$1,715.8
Average AUM (billions)	$1,897.4	$1,669.3	$1,889.1	$1,641.2
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

	1st Quartile			2nd Quartile			Above Benchmark
	1yr	3yr	5yr	1yr	3yr	5yr	1yr	3yr	5yr
Overall	46%	50%	46%	21%	21%	24%	63%	67%	68%

Fundamental Equities	30%	33%	35%	39%	30%	18%	53%	45%	40%
Fundamental Fixed Income	41%	43%	23%	6%	32%	61%	43%	63%	64%
Multi-Asset	42%	54%	43%	15%	16%	12%	61%	67%	84%
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
AUM measured in the one, three and five year quartile rankings represents 37%, 37% and 37% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three and five year basis represents 47%, 46%, and 45% of total Invesco AUM as of 6/30/2025. Peer group rankings are sourced from a widely-used third-party ranking agency in each fund’s market (Morningstar, IA, Lipper, eVestment, Mercer, Galaxy, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

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

Changes in Active and Passive AUM were as follows:

	Three months ended June 30,
	2025			2024
(in billions)	Total AUM	Active	Passive	Total AUM	Active	Passive
Beginning Assets (April 1)	$1,844.8	$1,041.3	$803.5	$1,662.7	$995.7	$667.0
Long-term inflows	118.7	59.6	59.1	97.8	49.7	48.1
Long-term outflows	(103.1)	(55.8)	(47.3)	(81.1)	(47.4)	(33.7)
Net long-term flows	15.6	3.8	11.8	16.7	2.3	14.4
Net flows in non-management fee earning AUM	2.8	—	2.8	6.6	—	6.6
Net flows in money market funds	(3.2)	(3.2)	—	4.9	4.9	—
Total net flows	15.2	0.6	14.6	28.2	7.2	21.0
Reinvested distributions	1.0	1.0	—	1.4	1.4	—
Market gains and losses	126.4	33.4	93.0	27.4	2.9	24.5
Foreign currency translation	14.0	11.2	2.8	(3.9)	(3.9)	—
Ending Assets (June 30)	$2,001.4	$1,087.5	$913.9	$1,715.8	$1,003.3	$712.5
Average AUM
Average long-term AUM	$1,343.8	$829.1	$514.7	$1,200.5	$798.9	$401.6
Average AUM	$1,897.4	$1,053.9	$843.5	$1,669.3	$994.6	$674.7
Average QQQ AUM	$319.2	N/A	$319.2	$263.8	N/A	$263.8

	Six Months Ended June 30,
	2025			2024
(in billions)	Total AUM	Active	Passive	Total AUM	Active	Passive
Beginning Assets (January 1)	$1,846.0	$1,026.5	$819.5	$1,585.3	$985.3	$600.0
Long-term inflows	240.7	120.2	120.5	178.1	92.1	86.0
Long-term outflows	(207.5)	(114.9)	(92.6)	(155.1)	(96.9)	(58.2)
Net long-term flows	33.2	5.3	27.9	23.0	(4.8)	27.8
Net flows in non-management fee earning AUM	7.8	—	7.8	16.1	—	16.1
Net flows in money market funds	6.8	6.8	—	5.6	5.6	—
Total net flows	47.8	12.1	35.7	44.7	0.8	43.9
Reinvested distributions	2.0	2.0	—	2.5	2.5	—
Market gains and losses	84.2	29.3	54.9	95.4	25.4	70.0
Foreign currency translation	21.4	17.6	3.8	(12.1)	(10.7)	(1.4)
Ending Assets (June 30)	$2,001.4	$1,087.5	$913.9	$1,715.8	$1,003.3	$712.5
Average AUM
Average long-term AUM	$1,335.3	$823.9	$511.4	$1,182.3	$793.3	$389.0
Average AUM	$1,889.1	$1,048.5	$840.6	$1,641.2	$987.8	$653.4
Average QQQ AUM	$319.6	N/A	$319.6	$255.0	N/A	$255.0

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue yield (bps) (1)
U.S. GAAP Gross revenue yield	33.7	37.5	34.0	38.0
Net revenue yield ex performance fees ex QQQ (2)	27.9	30.4	28.1	30.5
Active net revenue yield ex performance fees	34.9	36.7	35.0	36.8
Passive net revenue yield ex QQQ (2)	13.8	15.0	14.0	15.2
________
(1)    U.S. GAAP Gross revenue yield on AUM is equal to U.S. GAAP annualized total operating revenues divided by average AUM, excluding Invesco Great Wall Fund Management Company Limited (Invesco Great Wall or IGW) AUM. The average AUM for IGW in the three and six months ended June 30, 2025 was $99.7 billion and 98.1 billion (three and six months ended June 30, 2024: $87.4 billion and 85.6 billion). It is appropriate to exclude the average AUM of IGW as the revenues resulting from these AUM are not presented in our Operating revenues. The U.S. GAAP Gross revenue yield is not a good measure because the numerator excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Net revenue yield metrics include the Net revenues and Average AUM of IGW and CIP. See “Schedule of Non-GAAP Information” for a reconciliation of Operating revenues to Net revenues.
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

Market Returns

Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. The table in the “Executive Overview” section of this Management’s Discussion and Analysis summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and six months ended June 30, 2025 and 2024.

Foreign Exchange Rates

During the three and six months ended June 30, 2025, we experienced an increase in AUM of $14.0 billion and $21.4 billion, due to changes in foreign exchange rates (three and six months ended June 30, 2024, AUM decreased by $3.9 billion and 12.1 billion).

Total AUM by Channel (1)

	Three months ended June 30,
	2025			2024
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (April 1)	$1,844.8	$1,237.2	$607.6	$1,662.7	$1,116.9	$545.8
Long-term inflows	118.7	85.2	33.5	97.8	73.7	24.1
Long-term outflows	(103.1)	(76.1)	(27.0)	(81.1)	(61.6)	(19.5)
Net long-term flows	15.6	9.1	6.5	16.7	12.1	4.6
Net flows in non-management fee earning AUM	2.8	3.2	(0.4)	6.6	6.7	(0.1)
Net flows in money market funds	(3.2)	(0.9)	(2.3)	4.9	(0.6)	5.5
Total net flows	15.2	11.4	3.8	28.2	18.2	10.0
Reinvested distributions	1.0	0.9	0.1	1.4	1.4	—
Market gains and losses	126.4	115.4	11.0	27.4	26.3	1.1
Foreign currency translation	14.0	5.8	8.2	(3.9)	(1.3)	(2.6)
Ending Assets (June 30)	$2,001.4	$1,370.7	$630.7	$1,715.8	$1,161.5	$554.3

	Six Months Ended June 30,
	2025			2024
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$1,846.0	$1,265.6	$580.4	$1,585.3	$1,042.0	$543.3
Long-term inflows	240.7	171.6	69.1	178.1	133.7	44.4
Long-term outflows	(207.5)	(150.6)	(56.9)	(155.1)	(115.0)	(40.1)
Net long-term flows	33.2	21.0	12.2	23.0	18.7	4.3
Net flows in non-management fee earning AUM	7.8	8.6	(0.8)	16.1	15.7	0.4
Net flows in money market funds	6.8	2.9	3.9	5.6	0.6	5.0
Total net flows	47.8	32.5	15.3	44.7	35.0	9.7
Reinvested distributions	2.0	1.9	0.1	2.5	2.5	—
Market gains and losses	84.2	71.8	12.4	95.4	86.0	9.4
Transfer	—	(9.5)	9.5	—	—	—
Foreign currency translation	21.4	8.4	13.0	(12.1)	(4.0)	(8.1)
Ending Assets (June 30)	$2,001.4	$1,370.7	$630.7	$1,715.8	$1,161.5	$554.3
________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile (2)

	Three months ended June 30,
	2025				2024
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (April 1)	$1,844.8	$1,293.6	$275.5	$275.7	$1,662.7	$1,199.8	$237.6	$225.3
Long-term inflows	118.7	60.0	35.9	22.8	97.8	50.4	28.1	19.3
Long-term outflows	(103.1)	(60.8)	(26.1)	(16.2)	(81.1)	(47.8)	(17.9)	(15.4)
Net long-term flows	15.6	(0.8)	9.8	6.6	16.7	2.6	10.2	3.9
Net flows in non-management fee earning AUM	2.8	2.7	0.7	(0.6)	6.6	5.9	0.2	0.5
Net flows in money market funds	(3.2)	(3.2)	0.8	(0.8)	4.9	6.6	(1.6)	(0.1)
Total net flows	15.2	(1.3)	11.3	5.2	28.2	15.1	8.8	4.3
Reinvested distributions	1.0	0.8	—	0.2	1.4	1.3	—	0.1
Market gains and losses	126.4	101.9	5.1	19.4	27.4	19.8	2.4	5.2
Foreign currency translation	14.0	1.5	5.2	7.3	(3.9)	(0.2)	(3.4)	(0.3)
Ending Assets (June 30)	$2,001.4	$1,396.5	$297.1	$307.8	$1,715.8	$1,235.8	$245.4	$234.6

	Six Months Ended June 30,
	2025				2024
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$1,846.0	$1,315.5	$270.2	$260.3	$1,585.3	$1,133.9	$235.5	$215.9
Long-term inflows	240.7	119.0	69.7	52.0	178.1	89.8	51.1	37.2
Long-term outflows	(207.5)	(116.8)	(60.3)	(30.4)	(155.1)	(85.2)	(37.6)	(32.3)
Net long-term flows	33.2	2.2	9.4	21.6	23.0	4.6	13.5	4.9
Net flows in non-management fee earning AUM	7.8	11.6	1.7	(5.5)	16.1	16.0	(0.8)	0.9
Net flows in money market funds	6.8	5.2	2.4	(0.8)	5.6	6.3	(0.5)	(0.2)
Total net flows	47.8	19.0	13.5	15.3	44.7	26.9	12.2	5.6
Reinvested distributions	2.0	1.8	—	0.2	2.5	2.4	—	0.1
Market gains and losses	84.2	58.5	4.2	21.5	95.4	73.4	7.6	14.4
Foreign currency translation	21.4	1.7	9.2	10.5	(12.1)	(0.8)	(9.9)	(1.4)
Ending Assets (June 30)	$2,001.4	$1,396.5	$297.1	$307.8	$1,715.8	$1,235.8	$245.4	$234.6
________
See accompanying notes immediately following these AUM tables.

Total AUM by Investment Capability (3)

	Three Months Ended June 30, 2025
(in billions)	Total	ETFs and Index (4)	Fundamental Fixed Income (5)	Fundamental Equities (6)	Private Markets (7)	China JV & India (8)	Multi-Asset/ Other (9)	Global Liquidity (10)	QQQ (11)
Beginning Assets (April 1)	$1,844.8	$491.0	$291.9	$262.8	$131.3	$111.0	$59.4	$200.2	$297.2
Long-term inflows	118.7	47.7	23.9	11.7	7.5	24.6	3.3	—	—
Long-term outflows	(103.1)	(35.1)	(21.1)	(15.3)	(9.8)	(19.0)	(2.8)	—	—
Net long-term flows	15.6	12.6	2.8	(3.6)	(2.3)	5.6	0.5	—	—
Net flows in non-management fee earning AUM	2.8	—	—	—	—	—	(0.3)	—	3.1
Net flows in money market funds	(3.2)	—	—	—	—	0.7	—	(3.9)	—
Total net flows	15.2	12.6	2.8	(3.6)	(2.3)	6.3	0.2	(3.9)	3.1
Reinvested distributions	1.0	—	0.5	0.2	0.2	—	0.1	—	—
Market gains and losses	126.4	40.6	2.9	26.0	0.2	1.6	2.8	(0.1)	52.4
Foreign currency translation	14.0	2.7	3.5	2.9	1.8	1.3	1.6	0.2	—
Ending Assets (June 30)	$2,001.4	$546.9	$301.6	$288.3	$131.2	$120.2	$64.1	$196.4	$352.7
Average AUM	$1,897.4	$509.7	$297.5	$268.9	$129.3	$113.7	$61.5	$197.6	$319.2

	Three Months Ended June 30, 2024
(in billions)	Total	ETFs and Index (4)	Fundamental Fixed Income (5)	Fundamental Equities (6)	Private Markets (7)	China JV & India (8)	Multi-Asset/ Other (9)	Global Liquidity (10)	QQQ (11)
Beginning Assets (April 1)	$1,662.7	$399.2	$270.4	$285.9	$128.2	$92.5	$60.5	$166.7	$259.3
Long-term inflows	97.8	43.5	16.3	8.8	6.6	20.4	2.2	—	—
Long-term outflows	(81.1)	(30.6)	(14.8)	(17.4)	(4.0)	(11.4)	(2.9)	—	—
Net long-term flows	16.7	12.9	1.5	(8.6)	2.6	9.0	(0.7)	—	—
Net flows in non-management fee earning AUM	6.6	—	—	—	—	—	(0.2)	—	6.8
Net flows in money market funds	4.9	—	—	—	—	(1.7)	—	6.6	—
Total net flows	28.2	12.9	1.5	(8.6)	2.6	7.3	(0.9)	6.6	6.8
Reinvested distributions	1.4	—	0.5	0.5	0.2	—	0.1	0.1	—
Market gains and losses	27.4	3.8	0.3	2.0	(0.5)	0.7	0.4	0.2	20.5
Foreign currency translation	(3.9)	0.1	(2.1)	(0.9)	(0.3)	(0.5)	(0.2)	—	—
Ending Assets (June 30)	$1,715.8	$416.0	$270.6	$278.9	$130.2	$100.0	$59.9	$173.6	$286.6
Average AUM	$1,669.3	$402.9	$268.8	$278.9	$128.1	$96.7	$59.6	$170.5	$263.8
________
See accompanying notes immediately following these AUM tables.

	Six Months Ended June 30, 2025
(in billions)	Total	ETFs and Index (4)	Fundamental Fixed Income (5)	Fundamental Equities (6)	Private Markets (7)	China JV & India (8)	Multi-Asset/ Other (9)	Global Liquidity (10)	QQQ (11)
Beginning Assets (January 1)	$1,846.0	$484.9	$279.1	$276.7	$129.6	$106.3	$59.1	$191.4	$318.9
Long-term inflows	240.7	99.8	47.6	23.2	15.4	48.8	5.9	—	—
Long-term outflows	(207.5)	(70.9)	(36.8)	(33.8)	(18.5)	(41.0)	(6.5)	—	—
Net long-term flows	33.2	28.9	10.8	(10.6)	(3.1)	7.8	(0.6)	—	—
Net flows in non-management fee earning AUM	7.8	—	—	—	—	—	(0.4)	—	8.2
Net flows in money market funds	6.8	—	—	—	—	2.2	—	4.6	—
Total net flows	47.8	28.9	10.8	(10.6)	(3.1)	10.0	(1.0)	4.6	8.2
Reinvested distributions	2.0	—	1.0	0.4	0.4	—	0.1	0.1	—
Market gains and losses	84.2	29.7	4.6	17.2	1.5	2.1	3.5	—	25.6
Foreign currency translation	21.4	3.4	6.1	4.6	2.8	1.8	2.4	0.3	—
Ending Assets (June 30)	$2,001.4	$546.9	$301.6	$288.3	$131.2	$120.2	$64.1	$196.4	$352.7
Average AUM	$1,889.1	$505.6	$290.8	$272.7	$130.9	$110.8	$60.7	$198.0	$319.6

	Six Months Ended June 30, 2024
(in billions)	Total	ETFs and Index (4)	Fundamental Fixed Income (5)	Fundamental Equities (6)	Private Markets (7)	China JV & India (8)	Multi-Asset/ Other (9)	Global Liquidity (10)	QQQ (11)
Beginning Assets (January 1)	$1,585.3	$363.0	$270.7	$274.2	$130.8	$91.9	$57.8	$166.9	$230.0
Long-term inflows	178.1	76.5	32.2	18.4	10.4	35.7	4.9	—	—
Long-term outflows	(155.1)	(52.4)	(29.6)	(34.2)	(6.8)	(25.9)	(6.2)	—	—
Net long-term flows	23.0	24.1	2.6	(15.8)	3.6	9.8	(1.3)	—	—
Net flows in non-management fee earning AUM	16.1	—	—	—	—	—	0.2	—	15.9
Net flows in money market funds	5.6	—	—	—	—	(0.6)	—	6.2	—
Total net flows	44.7	24.1	2.6	(15.8)	3.6	9.2	(1.1)	6.2	15.9
Reinvested distributions	2.5	—	1.0	0.8	0.4	—	0.1	0.2	—
Market gains and losses	95.4	30.0	1.2	22.2	(3.7)	0.9	3.7	0.4	40.7
Foreign currency translation	(12.1)	(1.1)	(4.9)	(2.5)	(0.9)	(2.0)	(0.6)	(0.1)	—
Ending Assets (June 30)	$1,715.8	$416.0	$270.6	$278.9	$130.2	$100.0	$59.9	$173.6	$286.6
Average AUM	$1,641.2	$390.5	$268.4	$277.6	$128.3	$94.3	$59.0	$168.1	$255.0
________
See accompanying notes immediately following these AUM tables.

Active AUM by Channel (1)

	Three months ended June 30,
	2025			2024
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (April 1)	$1,041.3	$513.6	$527.7	$995.7	$514.7	$481.0
Long-term inflows	59.6	30.9	28.7	49.7	27.8	21.9
Long-term outflows	(55.8)	(34.2)	(21.6)	(47.4)	(30.9)	(16.5)
Net long-term flows	3.8	(3.3)	7.1	2.3	(3.1)	5.4
Net flows in money market funds	(3.2)	(0.9)	(2.3)	4.9	(0.6)	5.5
Total net flows	0.6	(4.2)	4.8	7.2	(3.7)	10.9
Reinvested distributions	1.0	0.9	0.1	1.4	1.4	—
Market gains and losses	33.4	28.6	4.8	2.9	1.8	1.1
Foreign currency translation	11.2	4.1	7.1	(3.9)	(1.0)	(2.9)
Ending Assets (June 30)	$1,087.5	$543.0	$544.5	$1,003.3	$513.2	$490.1

	Six Months Ended June 30,
	2025			2024
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$1,026.5	$517.5	$509.0	$985.3	$501.5	$483.8
Long-term inflows	120.2	62.5	57.7	92.1	52.7	39.4
Long-term outflows	(114.9)	(68.1)	(46.8)	(96.9)	(62.8)	(34.1)
Net long-term flows	5.3	(5.6)	10.9	(4.8)	(10.1)	5.3
Net flows in money market funds	6.8	2.9	3.9	5.6	0.6	5.0
Total net flows	12.1	(2.7)	14.8	0.8	(9.5)	10.3
Reinvested distributions	2.0	1.9	0.1	2.5	2.5	—
Market gains and losses	29.3	21.1	8.2	25.4	21.9	3.5
Transfer	—	(0.8)	0.8	—	—	—
Foreign currency translation	17.6	6.0	11.6	(10.7)	(3.2)	(7.5)
Ending Assets (June 30)	$1,087.5	$543.0	$544.5	$1,003.3	$513.2	$490.1
________
See accompanying notes immediately following these AUM tables.

Active AUM by Client Domicile (2)

	Three months ended June 30,
	2025				2024
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (April 1)	$1,041.3	$695.0	$212.5	$133.8	$995.7	$682.8	$191.3	$121.6
Long-term inflows	59.6	22.8	25.2	11.6	49.7	19.7	24.0	6.0
Long-term outflows	(55.8)	(30.3)	(17.1)	(8.4)	(47.4)	(26.2)	(14.1)	(7.1)
Net long-term flows	3.8	(7.5)	8.1	3.2	2.3	(6.5)	9.9	(1.1)
Net flows in money market funds	(3.2)	(3.2)	0.8	(0.8)	4.9	6.6	(1.6)	(0.1)
Total net flows	0.6	(10.7)	8.9	2.4	7.2	0.1	8.3	(1.2)
Reinvested distributions	1.0	0.8	—	0.2	1.4	1.3	—	0.1
Market gains and losses	33.4	23.2	3.2	7.0	2.9	0.7	1.1	1.1
Foreign currency translation	11.2	1.3	3.9	6.0	(3.9)	(0.1)	(3.6)	(0.2)
Ending Assets (June 30)	$1,087.5	$709.6	$228.5	$149.4	$1,003.3	$684.8	$197.1	$121.4

	Six Months Ended June 30,
	2025				2024
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$1,026.5	$698.2	$207.4	$120.9	$985.3	$671.4	$192.0	$121.9
Long-term inflows	120.2	45.8	47.5	26.9	92.1	39.0	40.7	12.4
Long-term outflows	(114.9)	(59.8)	(39.2)	(15.9)	(96.9)	(53.9)	(28.7)	(14.3)
Net long-term flows	5.3	(14.0)	8.3	11.0	(4.8)	(14.9)	12.0	(1.9)
Net flows in money market funds	6.8	5.2	2.4	(0.8)	5.6	6.3	(0.5)	(0.2)
Total net flows	12.1	(8.8)	10.7	10.2	0.8	(8.6)	11.5	(2.1)
Reinvested distributions	2.0	1.8	—	0.2	2.5	2.4	—	0.1
Market gains and losses	29.3	16.9	3.0	9.4	25.4	20.2	2.6	2.6
Foreign currency translation	17.6	1.5	7.4	8.7	(10.7)	(0.6)	(9.0)	(1.1)
Ending Assets (June 30)	$1,087.5	$709.6	$228.5	$149.4	$1,003.3	$684.8	$197.1	$121.4
________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (1)

	Three months ended June 30,
	2025			2024
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (April 1)	$803.5	$723.6	$79.9	$667.0	$602.2	$64.8
Long-term inflows	59.1	54.3	4.8	48.1	45.9	2.2
Long-term outflows	(47.3)	(41.9)	(5.4)	(33.7)	(30.7)	(3.0)
Net long-term flows	11.8	12.4	(0.6)	14.4	15.2	(0.8)
Net flows in non-management fee earning AUM	2.8	3.2	(0.4)	6.6	6.7	(0.1)
Total net flows	14.6	15.6	(1.0)	21.0	21.9	(0.9)
Market gains and losses	93.0	86.8	6.2	24.5	24.5	—
Transfer	—	—	—	—	—	—
Foreign currency translation	2.8	1.7	1.1	—	(0.3)	0.3
Ending Assets (June 30)	$913.9	$827.7	$86.2	$712.5	$648.3	$64.2

	Six Months Ended June 30,
	2025			2024
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$819.5	$748.1	$71.4	$600.0	$540.5	$59.5
Long-term inflows	120.5	109.1	11.4	86.0	81.0	5.0
Long-term outflows	(92.6)	(82.5)	(10.1)	(58.2)	(52.2)	(6.0)
Net long-term flows	27.9	26.6	1.3	27.8	28.8	(1.0)
Net flows in non-management fee earning AUM	7.8	8.6	(0.8)	16.1	15.7	0.4
Total net flows	35.7	35.2	0.5	43.9	44.5	(0.6)
Market gains and losses	54.9	50.7	4.2	70.0	64.1	5.9
Transfer	—	(8.7)	8.7	—	—	—
Foreign currency translation	3.8	2.4	1.4	(1.4)	(0.8)	(0.6)
Ending Assets (June 30)	$913.9	$827.7	$86.2	$712.5	$648.3	$64.2
________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile (2)

	Three months ended June 30,
	2025				2024
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (April 1)	$803.5	$598.6	$63.0	$141.9	$667.0	$517.0	$46.3	$103.7
Long-term inflows	59.1	37.2	10.7	11.2	48.1	30.7	4.1	13.3
Long-term outflows	(47.3)	(30.5)	(9.0)	(7.8)	(33.7)	(21.6)	(3.8)	(8.3)
Net long-term flows	11.8	6.7	1.7	3.4	14.4	9.1	0.3	5.0
Net flows in non-management fee earning AUM	2.8	2.7	0.7	(0.6)	6.6	5.9	0.2	0.5
Total net flows	14.6	9.4	2.4	2.8	21.0	15.0	0.5	5.5
Market gains and losses	93.0	78.7	1.9	12.4	24.5	19.1	1.3	4.1
Foreign currency translation	2.8	0.2	1.3	1.3	—	(0.1)	0.2	(0.1)
Ending Assets (June 30)	$913.9	$686.9	$68.6	$158.4	$712.5	$551.0	$48.3	$113.2

	Six Months Ended June 30,
	2025				2024
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$819.5	$617.3	$62.8	$139.4	$600.0	$462.5	$43.5	$94.0
Long-term inflows	120.5	73.2	22.2	25.1	86.0	50.8	10.4	24.8
Long-term outflows	(92.6)	(57.0)	(21.1)	(14.5)	(58.2)	(31.3)	(8.9)	(18.0)
Net long-term flows	27.9	16.2	1.1	10.6	27.8	19.5	1.5	6.8
Net flows in non-management fee earning AUM	7.8	11.6	1.7	(5.5)	16.1	16.0	(0.8)	0.9
Total net flows	35.7	27.8	2.8	5.1	43.9	35.5	0.7	7.7
Market gains and losses	54.9	41.6	1.2	12.1	70.0	53.2	5.0	11.8
Foreign currency translation	3.8	0.2	1.8	1.8	(1.4)	(0.2)	(0.9)	(0.3)
Ending Assets (June 30)	$913.9	$686.9	$68.6	$158.4	$712.5	$551.0	$48.3	$113.2
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
(11)    QQQ represents assets held within Invesco QQQ Trust.

Results of Operations for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

	Three months ended June 30,				Six months ended June 30,
(in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Investment management fees	$1,100.9	$1,065.8	$35.1	3.3%	$2,201.2	$2,114.5	$86.7	4.1%
Service and distribution fees	363.8	361.6	2.2	0.6%	734.7	738.6	(3.9)	(0.5)%
Performance fees	2.6	8.7	(6.1)	(70.1)%	6.1	9.5	(3.4)	(35.8)%
Other	48.2	47.2	1.0	2.1%	102.7	96.0	6.7	7.0%
Total operating revenues	$1,515.5	$1,483.3	$32.2	2.2%	$3,044.7	$2,958.6	$86.1	2.9%

Revenue Adjustments:
Investment management fees	$(211.8)	$(203.8)	$(8.0)	3.9%	$(420.8)	$(396.1)	$(24.7)	6.2%
Service and distribution fees	(252.7)	(253.5)	0.8	(0.3)%	(512.3)	(525.3)	13.0	(2.5)%
Other	(36.2)	(38.1)	1.9	(5.0)%	(76.6)	(78.0)	1.4	(1.8)%
Total Revenue Adjustments (1)	(500.7)	(495.4)	(5.3)	1.1%	(1,009.7)	(999.4)	(10.3)	1.0%
Invesco Great Wall	79.2	86.1	(6.9)	(8.0)%	157.4	160.8	(3.4)	(2.1)%
CIP	10.6	11.8	(1.2)	(10.2)%	20.9	19.0	1.9	10.0%
Net revenues (2)	$1,104.6	$1,085.8	$18.8	1.7%	$2,213.3	$2,139.0	$74.3	3.5%
____________
(1)    Total Revenue Adjustments remove pass through investment management fees, service and distribution fees, and other revenues and equal the same amount as the Third-party distribution, service and advisory expenses.
(2)    See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net inflows (or outflows), and changes in the mix of investment products between and within asset classes and geographies may materially affect our revenues from period to period. See the company’s disclosures regarding the changes in AUM during the three and six months ended June 30, 2025 and June 30, 2024 in the “Assets Under Management” section above for additional information. In addition, as fee rates differ across geographic locations, changes to the mix of AUM between geographies and exchange rates have an impact on revenues and net revenue yields.

Average AUM were $1,889.1 billion for the six months ended June 30, 2025 as compared to $1,641.2 billion for the six months ended June 30, 2024. As secular shifts in client demand continue, our broad set of investment capabilities have allowed us to capture evolving client product preferences, including products that have lower net revenue yields. In addition, the impact of market volatility in the beginning of the second quarter of 2025 also negatively impacted our AUM and net revenues. As a result, net revenue yield excluding performance fees and Invesco QQQ Trust declined to 28.1 basis points (bps) for the six months ended June 30, 2025 from 30.5 bps for the six months ended June 30, 2024.

Investment Management Fees

Investment management fees were $1,100.9 million for the three months ended June 30, 2025 as compared to $1,065.8 million for the three months ended June 30, 2024. The impact of foreign exchange rate movements increased investment management fees by $15.1 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. After allowing for foreign exchange movements, investment management fees increased by $20.0 million as a result of higher average AUM partially offset by the impacts of secular shifts in client demand which have altered our asset mix. See discussion above on how AUM changes impact our Investment management fees.

Investment management fees were $2,201.2 million for the six months ended June 30, 2025 as compared to $2,114.5 million for the six months ended June 30, 2024. The impact of foreign exchange rate movements increased investment management fees by $6.8 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. After allowing for foreign exchange movements, investment management fees increased by $79.9 million as a result of higher average AUM partially offset by the impacts of secular shifts in client demand which have altered our asset mix. See discussion above on how AUM changes impact our Investment management fees.

Service and Distribution Fees

For the three months ended June 30, 2025, Service and distribution fees were $363.8 million as compared to $361.6 million for the three months ended June 30, 2024.

For the six months ended June 30, 2025, Service and distribution fees were $734.7 million as compared to $738.6 million for the six months ended June 30, 2024.

Performance Fees

Performance fees were $2.6 million and $6.1 million for the three and six months ended June 30, 2025, respectively, and were primarily generated from private markets products.

Performance fees were $8.7 million and $9.5 million for the three and six months ended June 30, 2024, respectively, and were primarily generated from private markets products.

Other Revenues

For the three months ended June 30, 2025, Other revenues were $48.2 million as compared to $47.2 million for the three months ended June 30, 2024.

For the six months ended June 30, 2025, Other revenues were $102.7 million as compared to $96.0 million for the six months ended June 30, 2024. The increase in Other revenues was primarily driven by higher transaction fees.

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

Net revenues from IGW were $79.2 million and average AUM was $99.7 billion for the three months ended June 30, 2025 (Net revenues were $86.1 million and average AUM was $87.4 billion for the three months ended June 30, 2024). The decrease in IGW revenues was primarily due to lower performance fees.

Net revenues from IGW were $157.4 million and average AUM was $98.1 billion for the six months ended June 30, 2025 (Net revenues were $160.8 million and average AUM was $85.6 billion for the six months ended June 30, 2024).

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

Management and Performance fees earned from CIP were $10.6 million for the three months ended June 30, 2025 (three months ended June 30, 2024: $11.8 million).

Management and Performance fees earned from CIP were $20.9 million for the six months ended June 30, 2025 (six months ended June 30, 2024: $19.0 million).

Operating Expenses

The main categories of Operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended June 30,				Six months ended June 30,
(in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Third-party distribution, service and advisory	$500.7	$495.4	$5.3	1.1%	$1,009.7	$999.4	$10.3	1.0%
Employee compensation	510.4	452.3	58.1	12.8%	975.0	925.0	50.0	5.4%
Marketing	23.1	20.6	2.5	12.1%	40.1	38.7	1.4	3.6%
Property, office and technology	118.2	116.4	1.8	1.5%	232.1	234.0	(1.9)	(0.8)%
General and administrative	139.2	180.4	(41.2)	(22.8)%	276.5	318.9	(42.4)	(13.3)%
Amortization of intangibles	9.7	11.4	(1.7)	(14.9)%	19.8	22.7	(2.9)	(12.8)%
Total operating expenses	$1,301.3	$1,276.5	$24.8	1.9%	$2,553.2	$2,538.7	$14.5	0.6%

The table below sets forth these expense categories as a percentage of total Operating expenses and Operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

(in millions)	Three months ended June 30, 2025	% of Total Operating Expenses	% of Operating Revenues	Three months ended June 30, 2024	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	$500.7	38.5%	33.0%	$495.4	38.8%	33.4%
Employee compensation	510.4	39.2%	33.7%	452.3	35.4%	30.5%
Marketing	23.1	1.8%	1.5%	20.6	1.6%	1.4%
Property, office and technology	118.2	9.1%	7.8%	116.4	9.1%	7.8%
General and administrative	139.2	10.7%	9.2%	180.4	14.2%	12.2%
Amortization of intangibles	9.7	0.7%	0.7%	11.4	0.9%	0.8%
Total operating expenses	$1,301.3	100.0%	85.9%	$1,276.5	100.0%	86.1%

(in millions)	Six months ended June 30, 2025	% of Total Operating Expenses	% of Operating Revenues	Six months ended June 30, 2024	% of Total Operating Expenses	% of Operating Revenues
Third-party distribution, service and advisory	$1,009.7	39.5%	33.2%	$999.4	39.4%	33.8%
Employee compensation	975.0	38.2%	32.0%	925.0	36.4%	31.2%
Marketing	40.1	1.6%	1.3%	38.7	1.5%	1.3%
Property, office and technology	232.1	9.1%	7.6%	234.0	9.2%	7.9%
General and administrative	276.5	10.8%	9.1%	318.9	12.6%	10.8%
Amortization of intangibles	19.8	0.8%	0.7%	22.7	0.9%	0.8%
Total operating expenses	$2,553.2	100.0%	83.9%	$2,538.7	100.0%	85.8%

During the three months ended June 30, 2025, Operating expenses increased $24.8 million compared to the three months ended June 30, 2024. The impact of foreign exchange rate movements increased operating expenses by $15.5 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

During the six months ended June 30, 2025, Operating expenses increased $14.5 million compared to the six months ended June 30, 2024. The impact of foreign exchange rate movements increased operating expenses by $6.5 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Third-Party Distribution, Service and Advisory

Third-party distribution, service and advisory expenses were $500.7 million for the three months ended June 30, 2025 as compared to $495.4 million for the three months ended June 30, 2024. The increase was primarily due to the impact of foreign exchange rate movements.

Third-party distribution, service and advisory expenses were $1,009.7 million for the six months ended June 30, 2025 as compared to $999.4 million for the six months ended June 30, 2024. The increase was primarily due to higher average AUM, partially offset by a decrease in pass-through Service and distribution fees resulting from lower fund costs.

Employee Compensation

Employee compensation was $510.4 million for the three months ended June 30, 2025 as compared to $452.3 million for the three months ended June 30, 2024. The impact of foreign exchange rate movements increased Employee compensation by $6.6 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. After allowing for foreign exchange rate changes, there was an increase of $51.5 million in Employee compensation expenses which was primarily due to a $22.4 million increase in expense related to the mark-to-market on deferred compensation liabilities, $16.9 million of severance expense related to the reorganization of the fundamental equities investment teams, and an increase in variable compensation and staff costs of $12.2 million.

Employee compensation was $975.0 million for the six months ended June 30, 2025 as compared to $925.0 million for the six months ended June 30, 2024. The increase was primarily due to $16.9 million of severance expense related to the reorganization of the fundamental equities investment teams and an increase in variable compensation and staff costs of $33.1 million.

Headcount at June 30, 2025 was 8,407 (June 30, 2024: 8,536).

Marketing

Marketing expenses were $23.1 million for the three months ended June 30, 2025 as compared to $20.6 million for the three months ended June 30, 2024.

Marketing expenses were $40.1 million for the six months ended June 30, 2025 as compared to $38.7 million for the six months ended June 30, 2024.

Property, Office and Technology

Property, office and technology expenses were $118.2 million for the three months ended June 30, 2025 as compared to $116.4 million for the three months ended June 30, 2024. The increase included an $8.0 million software impairment related to a strategic change to the company's fixed income investment platform, partially offset by a decrease in other technology costs.

Property, office and technology expenses were $232.1 million for the six months ended June 30, 2025 as compared to $234.0 million for the six months ended June 30, 2024.

General and Administrative

General and administrative expenses were $139.2 million for the three months ended June 30, 2025 as compared to $180.4 million for the three months ended June 30, 2024. The decrease was primarily due to the expense related to the accrual of a $50 million liability related to the settlement of certain regulatory matters in the second quarter of 2024, partially offset by higher professional fees.

General and administrative expenses were $276.5 million for the six months ended June 30, 2025 as compared to $318.9 million for the six months ended June 30, 2024. The decrease was primarily due to the expense related to the accrual of a $50 million liability related to the settlement of certain regulatory matters in the second quarter of 2024.

Other Income and Expenses

The main categories of Other income and expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended June 30,				Six months ended June 30,
(in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Equity in earnings of unconsolidated affiliates	$25.0	$13.9	$11.1	79.9%	$44.6	$20.8	$23.8	114.4%
Interest and dividend income	10.5	11.0	(0.5)	(4.5)%	21.8	23.4	(1.6)	(6.8)%
Interest expense	(20.7)	(16.3)	(4.4)	27.0%	(33.8)	(32.2)	(1.6)	5.0%
Other gains and losses, net	59.7	3.6	56.1	1,558.3%	35.4	39.5	(4.1)	(10.4)%
Other income/(expense) of CIP, net	(14.3)	40.9	(55.2)	N/A	59.8	71.4	(11.6)	(16.2)%
Total other income and expenses	$60.2	$53.1	$7.1	13.4%	$127.8	$122.9	$4.9	4.0%

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates increased to $25.0 million for the three months ended June 30, 2025 as compared to $13.9 million for the three months ended June 30, 2024. The increase was primarily due to higher earnings from our private markets investments and our joint venture investment in IGW.

Equity in earnings of unconsolidated affiliates increased to $44.6 million for the six months ended June 30, 2025 as compared to $20.8 million for the six months ended June 30, 2024. The increase was primarily due to higher earnings from our private markets investments and our joint venture investment in IGW.

Interest and dividend income

Interest and dividend income was $10.5 million for the three months ended June 30, 2025 as compared to $11.0 million for the three months ended June 30, 2024.

Interest and dividend income was $21.8 million for the six months ended June 30, 2025 as compared to $23.4 million for the six months ended June 30, 2024.

Interest expense

Interest expense was $20.7 million for the three months ended June 30, 2025 as compared to $16.3 million for the three months ended June 30, 2024. The second quarter of 2025 includes interest expense related to the new bank term loans entered into on May 16, 2025.

Interest expense was $33.8 million for the six months ended June 30, 2025 as compared to $32.2 million for the six months ended June 30, 2024.

Other gains and losses, net

Other gain and losses, net was a gain of $59.7 million for the three months ended June 30, 2025 as compared to a net gain of $3.6 million for the three months ended June 30, 2024. The net gain for the three months ended June 30, 2025 included net market gains of $48.2 million on deferred compensation related investments and hedging instruments and $11.5 million on other investments.

Other gain and losses, net was a gains of $35.4 million for the six months ended June 30, 2025 as compared to a net gain of $39.5 million for the six months ended June 30, 2024. The net gains for the six months ended June 30, 2025 included net market gains of $27.9 million on deferred compensation related investments and hedging instruments and $11.5 million on other investments.

Other income/(expense) of CIP, net

For the three months ended June 30, 2025, Other income/(expense) of CIP, net was a net loss of $14.3 million (three months ended June 30, 2024: net income of $40.9 million). Interest and dividend income of CIP decreased $46.0 million to $124.2 million (three months ended June 30, 2024: $170.2 million). Interest expense of CIP decreased $14.8 million to $104.9 million

(three months ended June 30, 2024: $119.7 million). Unrealized gains/(losses) of CIP were a net loss of $33.6 million (three months ended June 30, 2024: net losses of $9.6 million).

For the six months ended June 30, 2025, Other income/(expense) of CIP, net was net income of $59.8 million (six months ended June 30, 2024: net income of $71.4 million). Interest and dividend income of CIP increased $3.3 million to $253.6 million (six months ended June 30, 2024: $250.3 million). Interest expense of CIP increased $37.7 million to $204.6 million (six months ended June 30, 2024: $166.9 million). Unrealized gains/(losses) of CIP were a net gain of $10.8 million (six months ended June 30, 2024: net losses of $12.0 million).

Net impact of CIP and related noncontrolling interests in consolidated entities

The adjustment to Net income for the Net income/(loss) attributable to noncontrolling interests in consolidated entities removes the income/(expense) of CIP which is attributable to third-party investors. Therefore, the consolidation of investment products did not have an impact on Net income attributable to Invesco for the six months ended June 30, 2025 and 2024. Also, the net income or loss of CIP is taxed at the investor level, not at the product level; therefore, a tax provision is not reflected in the net impact of CIP.

Income Tax Expense

The company’s subsidiaries operate in numerous taxing jurisdictions around the world, each with its own statutory tax rate. As a result, the blended statutory tax rate will vary from year to year depending on the mix of the profits and losses from each jurisdiction.

Our effective tax rate increased to 28.1% for the three months ended June 30, 2025 (three months ended June 30, 2024: 24.6%). The increase in the effective tax rate in the second quarter of 2025 was primarily due to tax rate changes in the jurisdictions in which we operate and the unfavorable impact of the change in the mix of income across tax jurisdictions.

Our effective tax rate increased to 25.0% for the six months ended June 30, 2025 (six months ended June 30, 2024: 24.4%).

On July 4, 2025, the U.S. enacted H.R. 1, commonly referred to as the One Big Beautiful Bill Act of 2025, which includes changes to certain U.S. tax laws. The company is currently evaluating the effects of the legislation but does not expect it to have a material impact.

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

Reconciliation of Operating revenues to Net revenues:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Operating revenues, U.S. GAAP basis	$1,515.5	$1,483.3	$3,044.7	$2,958.6
Revenue adjustments (1)
Investment management fees	(211.8)	(203.8)	(420.8)	(396.1)
Service and distribution fees	(252.7)	(253.5)	(512.3)	(525.3)
Other	(36.2)	(38.1)	(76.6)	(78.0)
Total revenue adjustments	(500.7)	(495.4)	(1,009.7)	(999.4)
Invesco Great Wall (2)	79.2	86.1	157.4	160.8
CIP (3)	10.6	11.8	20.9	19.0
Net revenues	$1,104.6	$1,085.8	$2,213.3	$2,139.0
Reconciliation of Operating income to Adjusted operating income:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Operating income, U.S. GAAP basis	$214.2	$206.8	$491.5	$419.9
Invesco Great Wall (2)	49.9	44.3	90.2	82.6
CIP (3)	15.9	15.7	37.4	27.9
Amortization of intangible assets (4)	9.7	11.4	19.8	22.7
Compensation expense related to market valuation changes of deferred compensation liabilities (5)	29.8	7.1	30.1	28.7
Severance (6)	16.9	—	16.9	—
Software impairment (7)	8.0	—	8.0	—
General and administrative (8)	—	50.0	—	50.0
Adjusted operating income	$344.4	$335.3	$693.9	$631.8

Operating margin(9)	14.1%	13.9%	16.1%	14.2%
Adjusted operating margin(10)	31.2%	30.9%	31.4%	29.5%

Reconciliation of Net income/(loss) attributable to Invesco to Adjusted net income attributable to Invesco:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per common share data)	2025	2024	2025	2024
Net income/(loss) attributable to Invesco Ltd., U.S. GAAP basis	$(12.5)	$132.2	$158.6	$273.7
Adjustments (excluding tax):
Amortization of intangible assets (4)	$9.7	$11.4	$19.8	$22.7
Deferred compensation net market valuation changes (5)	(19.0)	5.3	1.1	(6.2)
Severance (6)	16.9	—	16.9	—
Software impairment (7)	8.0	—	8.0	—
General and administrative (8)	—	50.0	—	50.0
Total adjustments excluding tax	$15.6	$66.7	$45.8	$66.5
Tax adjustment for amortization of intangible assets and goodwill (11)	4.0	4.4	8.1	8.8
Other tax effects of adjustments above	(1.2)	(7.1)	(6.1)	(4.4)
Repurchase of preferred stock (12)	159.3	—	159.3	—
Adjusted net income attributable to Invesco Ltd.	$165.2	$196.2	$365.7	$344.6

Average common shares outstanding - diluted	455.2	456.1	454.6	457.5
Diluted EPS	$(0.03)	$0.29	$0.35	$0.60
Adjusted diluted EPS (13)	$0.36	$0.43	$0.80	$0.75
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
(6)    Severance: In the second quarter of 2025, the company removed the severance expense related to the reorganization of its fundamental equities investment teams. The company removed this expense in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income, and Adjusted diluted EPS, as this will aid comparability of our results period to period and aid comparability with peer companies that may not have similar reorganization related charges.
(7)    Software impairment: In the second quarter of 2025, the company removed the non-cash software impairment related to a strategic change in our fixed income investment platform. The company removed the expense in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income, and Adjusted diluted EPS as this will aid comparability of our results period to period.

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
(12)    Repurchase of preferred stock: In the second quarter of 2025, the company repurchased $1.0 billion of the company’s outstanding Series A Preferred Stock held by MassMutual. The company removed the costs associated with the repurchase from the calculation of Adjusted net income (and by calculation, Adjusted diluted EPS) as this will aid comparability of our results period to period and aid comparability with peer companies that may not have similar repurchase related charges.
(13)    Adjusted diluted EPS is equal to Adjusted net income attributable to Invesco Ltd. divided by the weighted average number of common and restricted common shares outstanding.

Balance Sheet Discussion (1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP for the reasons outlined in footnote 1 to the table:

	June 30, 2025			December 31, 2024
Balance sheet information (in millions)	U.S. GAAP	Impact of CIP	As Adjusted	U.S. GAAP	Impact of CIP	As Adjusted
ASSETS
Cash and cash equivalents	$922.7	$—	$922.7	$986.5	$—	$986.5
Investments	1,128.7	385.1	1,513.8	1,240.0	401.4	1,641.4
Goodwill and intangible assets, net	14,334.6	—	14,334.6	14,067.4	—	14,067.4
Other assets (2)	2,437.0	10.5	2,447.5	2,340.5	11.1	2,351.6
Investments and other assets of CIP (3)	9,673.9	(9,673.9)	—	8,374.5	(8,374.5)	—
Total assets	$28,496.9	$(9,278.3)	$19,218.6	$27,008.9	$(7,962.0)	$19,046.9
LIABILITIES
Debt	$1,883.9	$—	$1,883.9	$890.6	$—	$890.6
Other liabilities (4)	3,461.6	—	3,461.6	3,596.4	—	3,596.4
Debt and other liabilities of CIP	8,192.5	(8,192.5)	—	6,853.1	(6,853.1)	—
Total liabilities	$13,538.0	$(8,192.5)	$5,345.5	$11,340.1	$(6,853.1)	$4,487.0
EQUITY
Total equity attributable to Invesco Ltd.	$13,873.1	$—	$13,873.1	$14,559.9	$—	$14,559.9
Noncontrolling interests (5)	1,085.8	(1,085.8)	—	1,108.9	(1,108.9)	—
Total equity	14,958.9	(1,085.8)	13,873.1	15,668.8	(1,108.9)	14,559.9
Total liabilities and equity	$28,496.9	$(9,278.3)	$19,218.6	$27,008.9	$(7,962.0)	$19,046.9
____________
(1)    This table includes non-GAAP presentations. Assets of CIP are not available for use by Invesco. Additionally, there is no recourse to Invesco for CIP debt.
(2)    Amounts include Accounts receivable, Property, equipment and software, and Other assets.
(3)    Amounts also include Cash and cash equivalents and Accounts receivable of CIP.
(4)    Amounts include Accrued compensation and benefits, Accounts payable and accrued expenses, and Deferred tax liabilities.
(5)    Amounts include Redeemable noncontrolling interests in consolidated entities and Equity attributable to nonredeemable noncontrolling interests in consolidated entities.

Cash and cash equivalents

Cash and cash equivalents decreased by $63.8 million from $986.5 million at December 31, 2024 to $922.7 million at June 30, 2025. See “Cash Flows Discussion” below within this Management’s Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Investments

Investments are comprised primarily of the equity method investment in IGW, seed capital and co-investments in affiliated funds, and investments related to the company’s deferred compensation plans.

As of June 30, 2025 and December 31, 2024, the company had $1,035.9 million and $1,125.6 million in seed capital and co-investments, respectively, including direct investments in CIP. The following table reconciles the Investments balance to the total seed capital and co-investment balance.

(in millions)	June 30, 2025	December 31, 2024
Investments	$1,128.7	$1,240.0
Net investment in CIP	385.1	401.4
Less: Investments related to deferred compensation plans, joint ventures, and other investments	(477.9)	(515.8)
Total seed capital and co-investments (1)	$1,035.9	$1,125.6
____________
(1) Included in the total seed capital and co-investments balance as of June 30, 2025 is $396.6 million of seed capital and $639.3 million of co-investments (December 31, 2024: $414.0 million of seed capital and $711.6 million of co-investments).

Goodwill and intangible assets, net

Goodwill and intangible assets, net increased from $14,067.4 million at December 31, 2024 to $14,334.6 million at June 30, 2025. The increase includes foreign exchange impacts of $287.0 million, partially offset by amortization of $19.8 million. Unfavorable changes in market conditions could result in an impairment of our goodwill and/or intangible assets. A goodwill impairment may be triggered by a significant decline in our revenue and operating income or a sustained decrease in our stock price. An impairment of our intangible assets may occur if there is a significant decline in the revenue generated from the acquired management contracts associated with the intangible asset.

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

Sources of Liquidity by Type

(in millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$922.7	$986.5
Available Revolving credit agreement	2,500.0	2,000.0
Total sources of liquidity by type	$3,422.7	$2,986.5

The Revolving credit agreement was amended and restated on May 16, 2025 increasing borrowing capacity from $2.0 billion to $2.5 billion and extending the expiration date from April 26, 2028 to May 16, 2030. As of June 30, 2025, the balance on the Revolving credit agreement was zero.

Capital Management

Our capital management priorities have evolved with the growth and success of our business and include, in no particular order of priority: reinvestment in the business, maintaining a strong balance sheet and returning capital to shareholders longer term through a combination of share repurchases and modestly increasing dividends. During the six months ended June 30, 2025, the company repurchased 3.2 million common shares for $50 million in the open market. Additionally, on May 16, 2025, the company repurchased $1.0 billion of the $4.0 billion of outstanding Series A Preferred Stock held by MassMutual. The repurchase was funded through $1.0 billion of floating rate 3-year and 5-year bank term loans.

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

We are in compliance with all regulatory minimum net capital requirements. As of June 30, 2025, the company’s minimum regulatory capital requirement was $360.8 million (December 31, 2024: $324.9 million).

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

The consolidation of $9,673.9 million of assets and $6,784.6 million of debt of CIP as of June 30, 2025, respectively, did not impact the company’s liquidity and capital resources. See Part I, Item 1, Financial Statements - Note 11, “Consolidated Investment Products,” for additional details.

Cash Flows Discussion

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flows information excluding the impact of the cash flows of CIP for the reasons outlined in footnote 1 to the table:

Cash flows information (1)	Six months ended June 30, 2025			Six months ended June 30, 2024
(in millions)	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash and cash equivalents, beginning of the period	$1,496.0	$(509.5)	$986.5	$1,931.6	$(462.4)	$1,469.2
Cash flows from operating activities	463.3	(96.8)	366.5	434.7	(112.3)	322.4
Cash flows from investing activities	(367.4)	407.1	39.7	57.4	(26.3)	31.1
Cash flows from financing activities	(195.5)	(333.9)	(529.4)	(860.0)	(64.9)	(924.9)
Increase/(decrease) in cash and cash equivalents	(99.6)	(23.6)	(123.2)	(367.9)	(203.5)	(571.4)
Foreign exchange movement on cash and cash equivalents	95.5	(36.1)	59.4	(22.4)	3.1	(19.3)
Cash and cash equivalents, end of the period	$1,491.9	$(569.2)	$922.7	$1,541.3	$(662.8)	$878.5

Cash and cash equivalents	$922.7	$—	$922.7	$878.5	$—	$878.5
Cash and cash equivalents of CIP	569.2	(569.2)	—	662.8	(662.8)	—
Total cash and cash equivalents per condensed consolidated statement of cash flows	$1,491.9	$(569.2)	$922.7	$1,541.3	$(662.8)	$878.5
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

Cash inflows for the six months ended June 30, 2025, excluding the impact of the consolidation of CIP, was partially offset by net outflows from changes in payables and receivables due to timing of payments and receipts.

Investing Activities

Cash inflows for the six months ended June 30, 2025, excluding the impact of the consolidation of CIP, included proceeds of $127.3 million from Capital distributions from equity method investees (six months ended June 30, 2024: $124.7 million) which were partially offset by Purchase of investments of $46.8 million (six months ended June 30, 2024: $46.0 million purchases). In addition, the company had capital expenditures of $40.9 million for the six months ended June 30, 2025 which included investment in technology projects and facility costs related to our move to our new London office (six months ended June 30, 2024: $47.7 million).

Financing Activities

Financing cash outflows during the six months ended June 30, 2025, excluding the impact of the consolidation of CIP, included net cash inflows of $992.7 million related to the new bank term loans and cash outflows of $1.0 billion to repurchase the company’s Series A Preferred Stock. Financing cash outflows for the six months ended June 30, 2025 also included the $150.0 million premium paid on the repurchase of Series A Preferred Stock, $187.7 million of common dividend payments for the dividends declared in January and April (six months ended June 30, 2024: common dividends paid of $183.4 million), $115.8 million of preferred dividend payments for dividends declared in January and April (six months ended June 30, 2024: $118.4 million), the payment of $18.6 million to meet employees’ withholding tax obligations on common share vestings (six months ended June 30, 2024: $23.1 million) and purchases of common shares through the open market of $50.0 million (six months ended June 30, 2024: none). The six months ended June 30, 2024 also included a $600.0 million redemption of our senior notes.

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

On July 21, 2025, the company declared a second quarter 2025 cash dividend of $0.21 per common share to the holders of common shares. The dividend is payable on September 2, 2025, to common shareholders of record at the close of business on August 14, 2025, with an ex-dividend date of August 14, 2025.

On July 21, 2025, the company declared a preferred dividend of $14.75 per preferred share, representing the period from June 1, 2025 through August 31, 2025. The preferred dividend is payable on September 1, 2025.

The declaration, payment and amount of any future dividends will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The company has a policy of managing dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts.

Common Share Repurchase Plan

During the three months ended June 30, 2025, the company repurchased 1.7 million common shares for $25 million in the open market; during the six months ended June 30, 2025, the company repurchased 3.2 million common shares for $50 million in the open market (three and six months ended June 30, 2024: none). At June 30, 2025, approximately $282.2 million remains available under the share repurchase authorizations approved by the Board on July 22, 2016.

Preferred Stock Repurchase

During the three months ended June 30, 2025, the company repurchased $1.0 billion of the $4.0 billion outstanding Series A Preferred Stock held by MassMutual for $1.15 billion.

Debt

The carrying value of our debt at June 30, 2025 was $1,883.9 million (December 31, 2024: $890.6 million). See Part I, Item 1, Financial Statements - Note 4, "Debt," for additional disclosures.

For the six months ended June 30, 2025, the company’s weighted average cost of debt was 4.71% (six months ended June 30, 2024: 4.79%).

Financial covenants under the Revolving credit agreement and Term loan agreement (collectively, Credit agreements) include: (i) the quarterly maintenance of an Adjusted debt/Earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses (Covenant Adjusted EBITDA) leverage ratio, as defined in the Credit agreements, of not greater than 3.25:1.00, (ii) an interest coverage ratio (Covenant Adjusted EBITDA/interest expense for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of June 30, 2025, we were in compliance with our financial covenants. At June 30, 2025, our leverage ratio was 0.83:1.00 (December 31, 2024: 0.25:1.00), and our interest coverage ratio was 26.69:1.00 (December 31, 2024: 26.84:1.00).

The June 30, 2025 coverage ratio calculations are as follows:

(in millions)	Total	Q2 2025	Q1 2025	Q4 2024	Q3 2024
Net income/(loss) attributable to Invesco Ltd.	$422.9	$(12.5)	$171.1	$209.3	$55.0
Dividends on preferred shares	234.2	56.6	59.2	59.2	59.2
Interest expense	59.6	20.7	13.1	12.4	13.4
Tax expense	274.8	77.0	77.6	78.7	41.5
Amortization/depreciation (1)	193.5	53.8	47.1	48.6	44.0
Common share-based compensation expense	68.5	21.7	15.2	14.1	17.5
One-time acceleration of compensation expense for currently outstanding Long-term awards (2)	147.6	—	—	—	147.6
Severance (2)	16.9	16.9	—	—	—
Regulatory matters (2)	2.5	—	—	2.5	—
Cost of preferred stock repurchase (2)	159.3	159.3	—	—	—
Unrealized (gains)/losses from investments, net (3)	10.9	(33.5)	23.1	15.9	5.4
Covenant Adjusted EBITDA (4)	$1,590.7	$360.0	$406.4	$440.7	$383.6
Adjusted debt (4)	$1,325.5
Leverage ratio as of June 30, 2025 (Adjusted debt/Covenant Adjusted EBITDA - maximum 3.25:1.00)	0.83
Interest coverage ratio as of June 30, 2025 (Covenant Adjusted EBITDA/Interest expense - minimum 4.00:1.00)	26.69
(1)    Includes amortization and impairment of cloud technology implementation costs.
(2)    Unusual or otherwise non-recurring gains and losses, as defined in our Credit agreements, are adjusted for in the determination of Covenant Adjusted EBITDA. Severance expense related to the reorganization of the company’s fundamental equities investment teams and costs associated with the repurchase of the company’s outstanding Series A Preferred Stock in the second quarter of 2025 were non-recurring expenses and have been removed from Covenant Adjusted EBITDA. Adjustments to Covenant Adjusted EBITDA in 2024 included the one-time acceleration of expense resulting from changes to the criteria for retirements for Long-term awards and the settlement of regulatory matters.
(3)    Adjustments for unrealized gains and losses from investments, as defined in our Credit agreements, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.
(4)    Covenant Adjusted EBITDA and Adjusted debt are non-GAAP financial measures that are used by management in connection with certain debt covenant calculations under our Credit agreements. The calculation of Covenant Adjusted EBITDA above (a reconciliation from Net income attributable to Invesco Ltd.) is defined by our Credit agreements, and therefore Net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to Covenant Adjusted EBITDA. The calculation of Adjusted debt is defined in our amended Credit agreements and equals debt of $1,883.9 million plus $3.6 million in letters of credit less $562.0 million of excess unrestricted cash (cash and cash equivalents less the minimum regulatory capital requirement, not to exceed $600 million).

Credit and Liquidity Risk

The company manages its capital by reviewing annual and projected cash flow forecasts and by monitoring credit, liquidity and market risks, such as interest rate and foreign currency risks (as discussed in Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk), through measurement and analysis.

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. The company is primarily exposed to credit risk through its cash and cash equivalent deposits, which are held by external firms. The company invests its cash balances in its own institutional money market products, as well as with external high credit-quality financial institutions. These arrangements create exposure to concentrations of credit risk. As of June 30, 2025, our maximum exposure to credit risk related to our cash and cash equivalent balances is $922.7 million, of which $448.6 million is invested in affiliated money market funds. See Part I, Item 1, Financial Statements - Note 2, "Fair Value of Assets and Liabilities," for information regarding cash and cash equivalents invested in affiliated money market funds.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as they become due. The company is exposed to liquidity risk through its $1,883.9 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed Revolving credit agreement, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.

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

Recent Accounting Standards

See Part I, Item 1, Financial Statements - Note 1, "Accounting Policies - Accounting Pronouncements Recently Adopted.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk and foreign exchange rate risk. There have not been any material changes to the company’s exposures to market risks during the period ended June 30, 2025 that would require an update to the disclosures provided in the most recent Form 10-K.

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

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. See Part I, Item 1, Financial Statements - Note 4, “Debt,” for details of the company’s debt arrangements. As of June 30, 2025, the interest rates on 47.3% of the company’s borrowings were fixed for a weighted average period of 8.4 years, and the company had a zero balance on its Revolving credit agreement.

Foreign Exchange Rate Risk

The net assets and financial results of the company’s foreign operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco.

The company is also exposed to foreign translation risk on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation losses were $10.3 million during the six months ended June 30, 2025 (six months ended June 30, 2024: $3.5 million gains) and are included in General and administrative expenses and Other gains/(losses), net on the Condensed Consolidated Statements of Income.

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

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2025. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated any change in our internal control over financial reporting that occurred during the six months ended June 30, 2025 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended June 30, 2025:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (millions)
April 1-30, 2025	641,202	$13.38	632,875	$298.8
May 1-31, 2025	556,484	$14.85	543,180	$290.7
June 1-30, 2025	580,191	$14.85	569,932	$282.2
Total	1,777,877		1,745,987
____________
(1)    An aggregate of 31,890 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.
(2)    At June 30, 2025, a balance of $282.2 million remains available under the share repurchase authorization approved by the Board on July 22, 2016.

Item 5. Other Information

None.

Item 6. Exhibits
Exhibit Index

3.1
Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to Exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2
Fourth Amended and Restated Bye-Laws of Invesco Ltd., incorporated by reference to Exhibit 3.2 to Invesco’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed with the Securities and Exchange Commission on August 2, 2023

3.3
Certificate of Designation for the 5.900% fixed rate non-cumulative perpetual series A preference shares, par value $0.20 per share, of Invesco Ltd. incorporated by reference to Exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2019

10.1
Credit Agreement dated as of May 16, 2025, among Invesco Finance, Inc., as borrower, Invesco Ltd., as parent, Bank of America, N.A., as administrative agent, and the lenders party thereto incorporated by reference to Exhibit 10.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2025

10.2
Guaranty dated as of May 16, 2025, between Invesco Ltd., as parent, in favor of Bank of America, N.A., as administrative agent, among Invesco Finance, Inc., as borrower, Invesco Ltd., as parent, Bank of America, N.A., as administrative agent, and the lenders party thereto incorporated by reference to Exhibit 10.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2025

10.3
Seventh Amended and Restated Credit Agreement, dated as of May 16, 2025, among Invesco Finance PLC, as borrower, Invesco Ltd., as parent, Bank of America, N.A., as administrative agent, and the lenders party thereto incorporated by reference to Exhibit 10.3 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2025

10.4
Seventh Amended and Restated Guaranty, dated as of May 16, 2025, between Invesco Ltd., as parent, in favor of Bank of America, N.A., as administrative agent incorporated by reference to Exhibit 10.4 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2025

22
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
August 1, 2025	/s/ ANDREW R. SCHLOSSBERG
Andrew R. Schlossberg
President and Chief Executive Officer

August 1, 2025	/s/ L. ALLISON DUKES
L. Allison Dukes
Senior Managing Director and Chief Financial Officer