Form 10-Q
period 2025-09-30
Invesco Ltd.
filed 2025-11-04
CIK 914208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of September 30, 2025, the most recent practicable date, the number of Common Shares outstanding was 445,092,900.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

GLOSSARY OF DEFINED TERMS

APAC	—	Asia-Pacific
AUM	—	Assets under management
Board	—	Board of Directors
bps	—	Basis points
CIP	—	Consolidated investment products
CLOs	—	Collateralized loan obligations
Covenant Adjusted EBITDA	—	A financial measure set forth in covenants in our Revolving credit agreement, which is defined to be earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses

Credit agreements	—	Revolving credit agreement (defined below) and Term Loan Agreement (defined below), collectively, Credit agreements
EMEA	—	Europe, Middle East and Africa
EPS	—	Earnings per common share
ETFs	—	Exchange-traded funds
FASB	—	Financial Accounting Standards Board
IGW or Invesco Great Wall	—	Invesco Great Wall Fund Management Company Limited
Long-term awards	—	Common share-based awards and other long-term awards
MassMutual	—	Massachusetts Mutual Life Insurance Company
NAV	—	Net asset value
Report	—	this Form 10-Q
Revolving credit agreement	—	Seventh amended and restated credit agreement, dated as of May 16, 2025, among Invesco Finance PLC and Bank of America included as Exhibit 10.3 of this Form 10-Q
S&P	—	Standard & Poor's
SEC	—	U.S. Securities and Exchange Commission
Term loan agreement	—	Term loan credit agreement, dated as of May 16, 2025, among Invesco Finance, Inc. and Bank of America included as Exhibit 10.1 of this Form 10-Q
the company	—	Invesco Ltd. and its consolidated entities
the Parent	—	Invesco Ltd.
TRS	—	Total return swap
UITs	—	Unit investment trusts
U.K.	—	United Kingdom
U.S.	—	United States
U.S. GAAP	—	Accounting principles generally accepted in the United States
VIEs	—	Variable interest entities

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$973.1	$986.5
Accounts receivable	810.5	740.8
Investments	1,164.2	1,240.0
Other assets	1,356.2	1,120.7
Property, equipment and software, net	387.7	479.0
Intangible assets, net	5,731.2	5,749.3
Goodwill	8,459.8	8,318.1
Investments and other assets of consolidated investment products (CIP) (1)	9,556.2	8,374.5
Total assets	$28,438.9	$27,008.9
LIABILITIES
Accrued compensation and benefits	$893.0	$1,029.2
Accounts payable and accrued expenses	1,496.2	1,285.3
Debt	1,624.6	890.6
Deferred tax liabilities, net	1,318.8	1,281.9
Debt and other liabilities of CIP (1)	8,314.0	6,853.1
Total liabilities	13,646.6	11,340.1
Commitments and contingencies (See Note 10)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	150.5	544.7
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized and issued; 3.0 million outstanding as of September 30, 2025 (December 31, 2024: 4.0 million outstanding)	3,010.5	4,010.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million shares issued as of September 30, 2025 and December 31, 2024)	113.2	113.2
Additional paid-in-capital	7,253.9	7,334.6
Treasury shares	(2,803.9)	(2,852.7)
Retained earnings	7,167.6	6,990.4
Accumulated other comprehensive income/(loss), net of tax	(735.7)	(1,036.1)
Total equity attributable to Invesco Ltd.	14,005.6	14,559.9
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	636.2	564.2
Total permanent equity	14,641.8	15,124.1
Total liabilities, temporary and permanent equity	$28,438.9	$27,008.9

(1) See Note 11, "Consolidated Investment Products," for balances related to consolidated variable interest entities (VIEs).

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per common share data)	2025	2024	2025	2024
Operating revenues:
Investment management fees	$1,184.7	$1,100.5	$3,385.9	$3,215.0
Service and distribution fees	400.7	360.3	1,135.4	1,098.9
Performance fees	6.5	2.8	12.6	12.3
Other	48.5	51.8	151.2	147.8
Total operating revenues	1,640.4	1,515.4	4,685.1	4,474.0
Operating expenses:
Third-party distribution, service and advisory	558.3	499.6	1,568.0	1,499.0
Employee compensation	521.6	625.4	1,496.6	1,550.4
Marketing	20.1	18.9	60.2	57.6
Property, office and technology	109.2	119.0	341.3	353.0
General and administrative	151.3	140.8	427.8	459.7
Amortization of intangible assets	9.0	11.2	28.8	33.9
Total operating expenses	1,369.5	1,414.9	3,922.7	3,953.6
Operating income	270.9	100.5	762.4	520.4
Other income/(expense):
Equity in earnings of unconsolidated affiliates	34.8	2.1	79.4	22.9
Interest and dividend income	10.5	10.9	32.3	34.3
Interest expense	(25.7)	(13.4)	(59.5)	(45.6)
Other gains/(losses), net	(0.8)	28.3	34.6	67.8
Other income/(expense) of CIP, net	57.0	16.7	116.8	88.1
Income before income taxes	346.7	145.1	966.0	687.9
Income tax provision	9.7	(41.5)	(144.9)	(174.2)
Net income	356.4	103.6	821.1	513.7
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(10.7)	10.6	(41.7)	(7.4)
Dividends declared on preferred shares	(44.4)	(59.2)	(160.2)	(177.6)
Cost of preferred share repurchase	—	—	(159.3)	—
Net income attributable to Invesco Ltd.	$301.3	$55.0	$459.9	$328.7

Earnings per common share:
-basic	$0.67	$0.12	$1.02	$0.72
-diluted	$0.66	$0.12	$1.01	$0.72

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Net income	$356.4	$103.6	$821.1	$513.7
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(72.4)	184.7	297.5	62.6
Other comprehensive income/(loss), net of tax	0.9	0.6	2.9	2.6
Other comprehensive income/(loss)	(71.5)	185.3	300.4	65.2
Total comprehensive income/(loss)	284.9	288.9	1,121.5	578.9
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(10.7)	10.6	(41.7)	(7.4)
Dividends declared on preferred shares	(44.4)	(59.2)	(160.2)	(177.6)
Cost of preferred share repurchase	—	—	(159.3)	—
Comprehensive income/(loss) attributable to Invesco Ltd.	$229.8	$240.3	$760.3	$393.9

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(in millions)	2025	2024
Operating activities:
Net income	$821.1	$513.7
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	119.9	135.5
Common share-based compensation expense	59.8	90.5
Other (gains)/losses, net	(31.6)	(67.2)
Other (gains)/losses of CIP, net	(27.7)	22.2
Equity in earnings of unconsolidated affiliates	(79.4)	(22.9)
Distributions from equity method investees	40.7	83.1
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	57.0	17.2
(Purchase)/sale of investments, net	81.5	(80.3)
(Increase)/decrease in receivables and other assets	(123.2)	365.3
Increase/(decrease) in payables and other liabilities	151.4	(184.0)
Net cash provided by/(used in) operating activities	1,069.5	873.1
Investing activities:
Purchase of property, equipment and software	(60.7)	(76.1)
Purchase of investments by CIP	(3,059.9)	(3,089.6)
Sale of investments by CIP	2,470.3	3,310.1
Purchase of investments	(30.0)	(140.3)
Sale of investments	0.1	0.2
Capital distribution from equity method investees	59.7	122.1
Net cash inflows/(outflows) upon consolidation/deconsolidation of CIP	(1.7)	(41.1)
Net cash provided by/(used in) investing activities	(622.2)	85.3
Financing activities:
Purchases of treasury shares	(97.8)	(53.3)
Repurchase of preferred shares	(1,150.0)	—
Dividends paid - preferred	(160.2)	(177.6)
Dividends paid - common	(282.7)	(278.7)
Third-party capital invested into CIP	176.9	125.5
Third-party capital distributed by CIP	(157.2)	(159.8)
Borrowings of debt of CIP	2,970.7	351.2
Repayments of debt of CIP	(2,538.0)	(476.4)
Borrowings of Revolving credit agreement	2,072.7	1,920.3
Repayments of Revolving credit agreement	(2,072.7)	(1,920.3)
Net proceeds from bank term loans	992.7	—
Repayment of debts	(260.0)	(600.0)
Net cash provided by/(used in) financing activities	(505.6)	(1,269.1)
Increase/(decrease) in cash and cash equivalents	(58.3)	(310.7)
Foreign exchange movement on cash and cash equivalents	49.7	16.8
Foreign exchange movement on cash and cash equivalents of CIP	36.4	1.7
Cash and cash equivalents, beginning of period	1,496.0	1,931.6
Cash and cash equivalents, end of period	$1,523.8	$1,639.4
Cash and cash equivalents	$973.1	$1,044.9
Cash and cash equivalents of CIP	550.7	594.5
Total cash and cash equivalents per condensed consolidated statement of cash flows	$1,523.8	$1,639.4

See accompanying notes.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three months ended September 30, 2025
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
July 1, 2025	$3,010.5	$113.2	$7,250.1	$(2,797.8)	$6,961.3	$(664.2)	$13,873.1	$554.2	$14,427.3	$531.6
Net income	—	—	—	—	345.7	—	345.7	8.7	354.4	2.0
Other comprehensive income/(loss)	—	—	—	—	—	(71.5)	(71.5)	—	(71.5)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	73.3	73.3	(383.1)
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(44.4)	—	(44.4)	—	(44.4)	—
Dividends declared - common ($0.21 per share)	—	—	—	—	(95.0)	—	(95.0)	—	(95.0)	—
Employee common share plans:
Common share-based compensation	—	—	20.9	—	—	—	20.9	—	20.9	—
Vested common shares	—	—	(11.6)	11.6	—	—	—	—	—	—
Other common share awards	—	—	(5.5)	11.4	—	—	5.9	—	5.9	—
Purchase of common shares	—	—	—	(29.1)	—	—	(29.1)	—	(29.1)	—
September 30, 2025	$3,010.5	$113.2	$7,253.9	$(2,803.9)	$7,167.6	$(735.7)	$14,005.6	$636.2	$14,641.8	$150.5

Three months ended September 30, 2024
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
July 1, 2024	$4,010.5	$113.2	$7,316.3	$(2,850.1)	$6,917.0	$(921.9)	$14,585.0	$611.5	$15,196.5	$568.9
Net income	—	—	—	—	114.2	—	114.2	(18.0)	96.2	7.4
Other comprehensive income/(loss)	—	—	—	—	—	185.3	185.3	—	185.3	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(21.7)	(21.7)	4.2
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(59.2)	—	(59.2)	—	(59.2)	—
Dividends declared - common ($0.205 per share)	—	—	—	—	(98.0)	—	(98.0)	—	(98.0)	—
Employee common share plans:
Common share-based compensation	—	—	51.0	—	—	—	51.0	—	51.0	—
Vested common shares	—	—	(30.3)	30.3	—	—	—	—	—	—
Other common share awards	—	—	(11.8)	18.0	—	—	6.2	—	6.2	—
Purchase of common shares	—	—	—	(30.2)	—	—	(30.2)	—	(30.2)	—
September 30, 2024	$4,010.5	$113.2	$7,325.2	$(2,832.0)	$6,874.0	$(736.6)	$14,754.3	$571.8	$15,326.1	$580.5

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Nine months ended September 30, 2025
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
January 1, 2025	$4,010.5	$113.2	$7,334.6	$(2,852.7)	$6,990.4	$(1,036.1)	$14,559.9	$564.2	$15,124.1	$544.7
Net income	—	—	—	—	779.4	—	779.4	24.5	803.9	17.2
Other comprehensive income/(loss)	—	—	—	—	—	300.4	300.4	—	300.4	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	47.5	47.5	(411.4)
Dividends declared - preferred ($44.25 per share)	—	—	—	—	(160.2)	—	(160.2)	—	(160.2)	—
Dividends declared - common ($0.625 per share)	—	—	—	—	(282.7)	—	(282.7)	—	(282.7)	—
Employee common share plans:							—
Common share-based compensation	—	—	59.8	—	—	—	59.8	—	59.8	—
Vested common shares	—	—	(129.4)	129.4	—	—	—	—	—	—
Other common share awards	—	—	(11.1)	17.5	—	—	6.4	—	6.4	—
Purchase of common shares	—	—	—	(98.1)	—	—	(98.1)	—	(98.1)	—
Repurchase of preferred shares	(1,000.0)	—	—	—	(159.3)	—	(1,159.3)	—	(1,159.3)	—
September 30, 2025	$3,010.5	$113.2	$7,253.9	$(2,803.9)	$7,167.6	$(735.7)	$14,005.6	$636.2	$14,641.8	$150.5

Nine months ended September 30, 2024
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
January 1, 2024	$4,010.5	$113.2	$7,451.6	$(3,002.6)	$6,826.7	$(801.8)	$14,597.6	$572.7	$15,170.3	$745.7
Net income	—	—	—	—	506.3	—	506.3	40.8	547.1	(33.4)
Other comprehensive income/(loss)	—	—	—	—	—	65.2	65.2	—	65.2	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(41.7)	(41.7)	(131.8)
Dividends declared - preferred ($44.25 per share)	—	—	—	—	(177.6)	—	(177.6)	—	(177.6)	—
Dividends declared - common ($0.610 per share)	—	—	—	—	(281.4)	—	(281.4)	—	(281.4)	—
Employee common share plans:							—
Common share-based compensation	—	—	90.5	—	—	—	90.5	—	90.5	—
Vested common shares	—	—	(205.7)	205.7	—	—	—	—	—	—
Other common share awards	—	—	(11.2)	18.2	—	—	7.0	—	7.0	—
Purchase of common shares	—	—	—	(53.3)	—	—	(53.3)	—	(53.3)	—
September 30, 2024	$4,010.5	$113.2	$7,325.2	$(2,832.0)	$6,874.0	$(736.6)	$14,754.3	$571.8	$15,326.1	$580.5
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

Assets and Liabilities Held for Sale

During the period ended September 30, 2025, the company entered into a definitive agreement to sell the intelliflo business, which has operations in the U.K., U.S., India and Australia. The transaction is expected to close in the fourth quarter. As a result, the intelliflo business has been classified as held for sale and the associated assets and liabilities are presented on the Condensed Consolidated Balance Sheets within Other assets and Accounts payable and accrued expenses, respectively. We recognized a $35.9 million non-cash impairment charge within Other gains/(losses), net due to the reclassification.

Accounting Pronouncements Recently Adopted

None.

Pending Accounting Pronouncements

Accounting for Internal-Use Software. In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2025-06, "Targeted Improvements to the Accounting for Internal-Use Software" (ASU 2025-06). The standard clarifies and modernizes the accounting for costs related to internal-use software. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. Early adoption is permitted. The company is currently evaluating the impact on its Consolidated Financial Statements.

2. FAIR VALUE OF ASSETS AND LIABILITIES

The fair value of financial instruments is presented in the below summary table. The fair value of financial instruments held by CIP is presented in Note 11, "Consolidated Investment Products." See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

	September 30, 2025	December 31, 2024
(in millions)	Fair Value	Fair Value
Cash and cash equivalents	$973.1	$986.5
Equity investments	$328.9	$371.2
Total return swap related to deferred compensation plans	$26.6	$(9.4)

The following table presents, by hierarchy levels, the carrying value of the company’s assets and liabilities, including by major security type for equity investments, which are measured at fair value on the company’s Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$504.2	$504.2	$—	$—
Investments: (2)
Equity investments:
Seed capital	203.4	203.4	—	—
Investments related to deferred compensation plans	125.5	125.5	—	—
Total return swap related to deferred compensation plans	26.6	—	26.6	—
Total	$859.7	$833.1	$26.6	$—

	December 31, 2024
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$479.3	$479.3	$—	$—
Investments (2):
Equity investments:
Seed capital	151.6	151.6	—	—
Investments related to deferred compensation plans	219.6	219.6	—	—
Total	$850.5	$850.5	$—	$—
Liabilities:
Total return swap related to deferred compensation plans	$(9.4)	$—	$(9.4)	$—
Contingent consideration liability	(1.3)	—	—	(1.3)
Total	$(10.7)	$—	$(9.4)	$(1.3)
____________
(1)    The balance primarily represents cash held in affiliated money market funds.
(2)    Equity method and other investments of $805.8 million and $29.5 million, respectively, are excluded from this table (December 31, 2024: $854.5 million and $14.3 million, respectively). These investments are not measured at fair value, in accordance with applicable accounting standards.

Total Return Swap (TRS)

In addition to holding equity investments, the company has a TRS to hedge economically certain deferred compensation liabilities. The notional value of the TRS at September 30, 2025 was $581.3 million, and the fair value of the TRS was an asset of $26.6 million (December 31, 2024 notional value was $421.2 million and the fair value was a liability of $9.4 million). During the three months ended September 30, 2025, market valuation gains related to the TRS were $26.2 million and during the nine months ended September 30, 2025 gains related to TRS were $51.4 million (three and nine months ended September 30, 2024: $15.8 million net gains and $32.6 million net gains).

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

(in millions)	September 30, 2025	December 31, 2024
Equity investments:
Seed capital	$203.4	$151.6
Investments related to deferred compensation plans	125.5	219.6
Equity method investments	805.8	854.5
Other	29.5	14.3
Total investments (1)	$1,164.2	$1,240.0
_________
(1) The majority of the company’s investment balances relate to balances held in affiliated funds and equity method investees.

Equity investments

The unrealized gains and losses for the three and nine months ended September 30, 2025 that relate to equity investments still held at September 30, 2025 were a $4.6 million net gain and a $10.2 million net gain (three and nine months ended September 30, 2024: $14.6 million net gain and $34.4 million net gain).

4.  DEBT

The disclosures below include details of the company’s debt. Debt of CIP is detailed in Note 11, "Consolidated Investment Products."

	September 30, 2025		December 31, 2024
(in millions)	Carrying Value (4)	Fair Value	Carrying Value (4)	Fair Value
$2.5 billion Revolving credit agreement expiring May 16, 2030	$—	$—	$—	$—
Unsecured Senior Notes: (1)
$500 million 3.750% - due January 15, 2026	499.8	498.5	499.3	494.5
$400 million 5.375% - due November 30, 2043	391.5	382.7	391.3	391.7
Bank Term Loans: (2)
$500 million - due May 16, 2028 (3)	237.7	238.7	—	—
$500 million - due May 16, 2030	495.6	496.6	—	—
Debt	$1,624.6	$1,616.5	$890.6	$886.2
____________
(1)    The company’s senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
(2)    On May 16, 2025, Invesco Ltd. and its indirect subsidiary, Invesco Finance, Inc., entered into two floating rate bank term loans expiring on May 16, 2028 and 2030, respectively. The restrictive covenants for the bank term loans align with those previously disclosed for the Revolving credit agreement.
(3)    During the three months ended September 30, 2025, the company repaid $260.0 million of the outstanding balance on the three-year bank term loan due on May 16, 2028.
(4)    The difference between the principal amounts and the carrying values of the debt in the table above reflects the unamortized debt issuance costs and discounts.

5.  SHARE CAPITAL

The number of preferred shares issued and outstanding is represented in the table below:

(in millions)	September 30, 2025	December 31, 2024
Preferred shares issued	4.0	4.0
Less: Preferred shares repurchased (1)	(1.0)	—
Preferred shares outstanding (2)	3.0	4.0
_________
(1)    On May 16, 2025, Invesco repurchased $1.0 billion Series A Preferred Stock held by Massachusetts Mutual Life Insurance Company (MassMutual).
(2)    Substantially all the outstanding preferred shares are held by MassMutual.

The number of common shares and common share equivalents issued are represented in the table below:

(in millions)	September 30, 2025	December 31, 2024
Common shares issued	566.1	566.1
Less: Treasury shares for which dividend and voting rights do not apply	(121.0)	(118.1)
Common shares outstanding	445.1	448.0

6.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	Three months ended September 30, 2025			Three months ended September 30, 2024
(in millions)	Foreign currency translation	Employee benefit plans	Total	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	$(72.4)	$—	$(72.4)	$184.7	$—	$184.7
Other comprehensive income/(loss), net	—	0.9	0.9	—	0.6	0.6
Other comprehensive income/(loss), net of tax	(72.4)	0.9	(71.5)	184.7	0.6	185.3
Beginning balance on July 1	(534.5)	(129.7)	(664.2)	(792.2)	(129.7)	(921.9)
Other comprehensive income/(loss), net of tax	(72.4)	0.9	(71.5)	184.7	0.6	185.3
Ending balance on September 30	$(606.9)	$(128.8)	$(735.7)	$(607.5)	$(129.1)	$(736.6)

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
(in millions)	Foreign currency translation	Employee benefit plans	Total	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	$297.5	$—	$297.5	$62.6	$—	$62.6
Other comprehensive income/(loss), net	—	2.9	2.9	—	2.6	2.6
Other comprehensive income/(loss), net of tax	297.5	2.9	300.4	62.6	2.6	65.2
Beginning balance on January 1	(904.4)	(131.7)	(1,036.1)	(670.1)	(131.7)	(801.8)
Other comprehensive income/(loss), net of tax	297.5	2.9	300.4	62.6	2.6	65.2
Ending balance on September 30	$(606.9)	$(128.8)	$(735.7)	$(607.5)	$(129.1)	$(736.6)

7. REVENUE

The geographic disaggregation of revenue for the three and nine months ended September 30, 2025 and 2024 are presented below. There are no revenues attributed to the company’s country of domicile, Bermuda.

	Three months ended September 30,
(in millions)	2025	2024
Americas	$1,213.4	$1,158.9
Asia-Pacific (APAC)	76.8	66.0
Europe, Middle East and Africa (EMEA)	350.2	290.5
Total operating revenues	$1,640.4	$1,515.4

	Nine months ended September 30,
(in millions)	2025	2024
Americas	$3,525.2	$3,445.0
Asia-Pacific (APAC)	220.0	196.8
Europe, Middle East and Africa (EMEA)	939.9	832.2
Total operating revenues	$4,685.1	$4,474.0

8.  COMMON SHARE-BASED COMPENSATION

The company recognized total compensation expense of $59.8 million and $90.5 million related to equity-settled common share-based compensation for the nine months ended September 30, 2025 and 2024, respectively.

Movements on employee common share awards during the nine months ended September 30, 2025 and 2024 are detailed below:

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
(in millions of common shares, except fair values)	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value	Time- Vested	Performance- Vested
Unvested at the beginning of period	9.8	1.4	$17.17	10.4	1.6
Granted	4.3	1.0	17.66	4.9	0.9
Forfeited/Canceled due to performance measures	(0.4)	(0.3)	18.63	(0.6)	(0.1)
Vested and distributed	(3.6)	(0.1)	18.25	(4.9)	(1.0)
Unvested at the end of the period	10.1	2.0	$16.98	9.8	1.4

The total fair value of common shares that vested during the nine months ended September 30, 2025 was $63.9 million (nine months ended September 30, 2024: $93.0 million). The weighted average grant date fair value of the U.S. dollar share awards that were granted during the nine months ended September 30, 2025 was $17.66 (nine months ended September 30, 2024: $15.13).

At September 30, 2025, there was $124.5 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.3 years.

9.  EARNINGS PER COMMON SHARE

The calculation of earnings per common share (EPS) is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Net income attributable to Invesco Ltd.	$301.3	$55.0	$459.9	$328.7

Invesco Ltd:
Weighted average common shares outstanding - basic	452.4	454.9	453.0	457.3
Dilutive effect of non-participating common share-based awards	2.2	0.7	1.9	0.6
Weighted average common shares outstanding - diluted	454.6	455.6	454.9	457.9

Earnings per common share:
-basic	$0.67	$0.12	$1.02	$0.72
-diluted	$0.66	$0.12	$1.01	$0.72

See Note 8, "Common Share-Based Compensation," for a summary of common share awards outstanding under the company’s common share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted EPS.

10.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has committed to co-invest in certain investment products, which may be called in future periods. At September 30, 2025, the company’s undrawn co-invest capital commitments were $692.3 million (December 31, 2024: $693.7 million).

Certain of our managed investment products have entered into borrowing arrangements with financial institutions. The company provided equity commitments and guarantees to the financial institutions for certain of these borrowing arrangements that are temporary in nature. The borrowing arrangements look first to the respective investment products for repayment and servicing. The company’s equity commitment or guarantee would only be called in the event a particular investment product is unable to meet its obligation. The company believes the likelihood of being required to fund its equity commitments or guarantees under these arrangements to be remote. To date, the company has not been required to fund any equity commitments or guarantees under these arrangements. The maximum amount of future payments under the commitments is $50.5 million and under the guarantees is $30.0 million. The fair value of the guarantee liability is not significant to the consolidated financial statements.

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

In management’s opinion, adequate accrual has been made as of September 30, 2025 to provide for any losses that may arise from matters for which the company could reasonably estimate an amount and are deemed probable. Management believes that the ultimate resolution of any litigation or regulatory investigations will not materially affect the company’s business, revenue, net income or liquidity.

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

11.  CONSOLIDATED INVESTMENT PRODUCTS

The assets and liabilities related to CIP are identified on the Consolidated Balance Sheets within Investments and other assets of CIP and Debt and other liabilities of CIP, respectively. The consolidation of CIP had no impact on net income attributable to the company during the three and nine months ended September 30, 2025.

(in millions)	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents of CIP	$550.7	$509.5
Accounts receivable and other assets of CIP	342.2	372.3
Investments of CIP	8,663.3	7,492.7
Investments and other assets of CIP	$9,556.2	$8,374.5
LIABILITIES
Debt of CIP	$6,734.7	$6,200.9
Other liabilities of CIP	1,579.3	652.2
Debt and other liabilities of CIP	8,314.0	6,853.1
EQUITY
Equity attributable to redeemable noncontrolling interests	150.5	544.7
Invesco's net investment in and net receivables from CIP	455.5	412.5
Equity attributable to nonredeemable noncontrolling interests	636.2	564.2
Total liabilities, noncontrolling interests, and equity	$9,556.2	$8,374.5

The following tables present the fair value hierarchy levels of investments of CIP balances which are measured at fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	$7,345.5	$—	$6,958.7	$386.8	$—
Bonds	770.7	22.6	743.6	4.5	—
Equity securities	125.8	9.9	1.4	114.5	—
Equity and fixed income mutual funds	20.1	8.3	11.8	—	—
Investments in other private equity funds	401.2	—	—	—	401.2
Real estate investments	—	—	—	—	—
Total assets at fair value	$8,663.3	$40.8	$7,715.5	$505.8	$401.2

	December 31, 2024
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	$5,793.0	$—	$5,494.5	$298.5	$—
Bonds	605.5	17.2	588.3	—	—
Equity securities	144.5	37.2	22.7	84.6	—
Equity and fixed income mutual funds	96.5	3.2	93.3	—	—
Investments in other private equity funds	414.6	—	—	—	414.6
Real estate investments	438.6	—	—	—	438.6
Total assets at fair value	$7,492.7	$57.6	$6,198.8	$383.1	$853.2

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs:

	Three months ended September 30,
	2025	2024
(in millions)	Level 3 Assets	Level 3 Assets
Beginning Balance as of July 1	$495.2	$328.4
CIP Purchases	88.2	38.5
CIP Sales	(78.7)	(39.7)
Deconsolidation/Consolidation of CIP	54.5	—
Gains and losses included in the Consolidated Statements of Income	(5.4)	2.0
Transfers from Level 3 into Levels 1 or 2	(118.1)	(19.7)
Transfers into Level 3 from Levels 1 or 2	74.9	78.4
Foreign exchange	(4.8)	2.5
Ending Balance as of September 30	$505.8	$390.4

	Nine months ended September 30,
	2025	2024
(in millions)	Level 3 Assets	Level 3 Assets
Beginning Balance as of January 1	$383.1	$825.8
CIP Purchases	331.5	338.7
CIP Sales	(212.1)	(113.9)
Deconsolidation/Consolidation of CIP	54.5	(724.9)
Gains and losses included in the Consolidated Statements of Income	(23.3)	(17.2)
Transfers from Level 3 into Levels 1 or 2	(288.2)	(94.0)
Transfers into Level 3 from Levels 1 or 2	258.2	174.0
Foreign exchange	2.1	1.9
Ending Balance as of September 30	$505.8	$390.4

Non-consolidated variable interest entities (VIEs)

At September 30, 2025, the company's carrying value and risk of loss with respect to VIEs in which the company is not the primary beneficiary included our investment carrying value of $128.2 million (December 31, 2024: $106.1 million) and unfunded capital commitments of $89.6 million (December 31, 2024: $141.2 million).

See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

12. RELATED PARTIES

MassMutual owns approximately 18.3% of the common stock of the company and owns substantially all of the outstanding $3.0 billion in perpetual, non-cumulative preferred shares as of September 30, 2025. Based on the level of shares owned by MassMutual and the corresponding customary minority shareholder rights, which includes representation on Invesco’s Board of Directors (Board), the company considers MassMutual a related party.

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

13.  SUBSEQUENT EVENTS

On October 27, 2025, the company declared a third quarter 2025 dividend of $0.21 per common share, payable on December 2, 2025, to common shareholders of record at the close of business on November 14, 2025 with an ex-dividend date of November 14, 2025.

On October 27, 2025, the company declared a preferred dividend of $14.75 per preferred share to the holders of preferred shares representing the period from September 1, 2025 through November 30, 2025. The preferred dividend is payable on December 1, 2025.

On October 31, 2025, the company completed the previously disclosed sale of 60% of the company's interest in its wholly owned subsidiary, Invesco Asset Management (India) Private Limited, to IndusInd International Holdings Limited.

On October 31, 2025, the company repaid the remaining outstanding balance of $240.0 million on the three-year bank term loan due on May 16, 2028.

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

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
Equity Indices - Domestic	2025	2024	2025	2024
S&P 500	7.8%	5.5%	13.7%	20.8%
S&P 500 Equal-Weight	4.4%	9.1%	8.4%	13.5%
S&P 500 Growth	9.6%	3.6%	18.9%	27.5%
S&P 500 Value	5.7%	8.4%	8.1%	13.4%
NASDAQ 100	8.8%	1.9%	17.5%	19.2%
Equity Indices - Global
FTSE 100 (local currency)	6.7%	0.9%	14.4%	6.5%
MSCI AC Asia Pacific	8.5%	8.1%	21.5%	15.1%
MSCI China (local currency)	19.0%	21.3%	38.9%	25.5%
MSCI Emerging Markets	10.1%	7.8%	25.2%	14.4%
MSCI Europe (local currency)	3.2%	2.0%	9.9%	9.0%
MSCI Japan (local currency)	9.6%	(6.7)%	11.3%	12.0%
Fixed Income Indices
Bloomberg US Aggregate Bond	2.0%	5.2%	6.1%	4.5%
Bloomberg Global Aggregated Bond (local currency)	1.0%	4.0%	3.7%	3.5%
Bloomberg China Aggregated Bond	(0.2)%	4.7%	2.6%	6.2%

Financial markets ended the third quarter with strong momentum as key indices reached new highs. This favorable environment broadened investor demand across product lines, culminating in $2.1 trillion in AUM in the third quarter of 2025 with net long-term inflows of $28.9 billion - an annualized organic growth rate of 7.9%.

We remain prudent and diligent in our approach to capital management. Our priorities are balanced with a focus on supporting future growth and maintaining the strength of our balance sheet, while returning excess cash to shareholders. In addition to paying a $0.21 dividend per common share during the third quarter of 2025, the company repurchased 1.2 million common shares for $25 million in the open market. Additionally, in the third quarter, we repaid $260 million of the $500 million three-year bank term loan due on May 16, 2028 and repaid the remaining balance of $240 million in October 2025. We ended the quarter with a zero balance on our Revolving credit agreement.

During the third quarter of 2025, we entered into an agreement to sell intelliflo, our cloud-based practice management software business. The sale is expected to close in the fourth quarter. Additionally, on October 31, 2025, we completed the sale of 60% of our interest in our wholly owned subsidiary, Invesco Asset Management (India) Private Limited, to IndusInd International Holdings Limited.

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

Summary operating information for three and nine months ended September 30, 2025 and 2024 is presented in the table below:

(in millions, other than per common share amounts, operating margins and AUM)	Three months ended September 30,		Nine months ended September 30,
U.S. GAAP Financial Measures Summary	2025	2024	2025	2024
Operating revenues	$1,640.4	$1,515.4	$4,685.1	$4,474.0
Operating income	$270.9	$100.5	$762.4	$520.4
Operating margin	16.5%	6.6%	16.3%	11.6%
Net income attributable to Invesco Ltd.	$301.3	$55.0	$459.9	$328.7
Diluted EPS	$0.66	$0.12	$1.01	$0.72

Non-GAAP Financial Measures Summary(1)
Net revenues	$1,186.3	$1,104.3	$3,399.6	$3,243.3
Adjusted operating income	$406.1	$348.8	$1,100.0	$980.6
Adjusted operating margin	34.2%	31.6%	32.4%	30.2%
Adjusted net income attributable to Invesco Ltd.	$275.4	$199.8	$641.1	$544.4
Adjusted diluted EPS	$0.61	$0.44	$1.41	$1.19

Assets Under Management
Ending AUM (billions)	$2,124.8	$1,795.6	$2,124.8	$1,795.6
Average AUM (billions)	$2,060.4	$1,742.0	$1,946.2	$1,674.8
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

Investment Capabilities Performance Overview

Among Invesco's strategic objectives is a commitment to deliver the excellence our clients expect, which includes strong investment performance over the long-term for our clients. The table below presents investment performance of our actively managed investment products measured by the percentage of our AUM in the first and second quartile compared to our peers and above benchmark for the investment capabilities for which peer and benchmark data are available.(1)

	1st Quartile			2nd Quartile			Above Benchmark
	1yr	3yr	5yr	1yr	3yr	5yr	1yr	3yr	5yr
Overall	37%	51%	45%	28%	22%	23%	62%	70%	69%

Fundamental Equities	21%	30%	39%	45%	33%	12%	40%	52%	42%
Fundamental Fixed Income	13%	48%	23%	34%	37%	54%	48%	64%	65%
Multi-Asset	36%	43%	39%	13%	17%	10%	61%	79%	81%
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
AUM measured in the one, three and five year quartile rankings represents 35%, 35% and 35% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three and five year basis represents 45%, 45%, and 44% of total Invesco AUM as of 9/30/2025. Peer group rankings are sourced from a widely-used third-party ranking agency in each fund’s market (Morningstar, IA, Lipper, eVestment, Mercer, Galaxy, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

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

Changes in Active and Passive AUM were as follows:

	Three months ended September 30,
	2025			2024
(in billions)	Total AUM	Active	Passive	Total AUM	Active	Passive
Beginning Assets (July 1)	$2,001.4	$1,087.5	$913.9	$1,715.8	$1,003.3	$712.5
Long-term inflows	138.4	76.4	62.0	107.2	49.3	57.9
Long-term outflows	(109.5)	(69.5)	(40.0)	(90.7)	(49.9)	(40.8)
Net long-term flows	28.9	6.9	22.0	16.5	(0.6)	17.1
Net flows in non-management fee earning AUM	2.6	—	2.6	3.5	—	3.5
Net flows in money market funds	(5.4)	(5.4)	—	(7.3)	(7.3)	—
Total net flows	26.1	1.5	24.6	12.7	(7.9)	20.6
Reinvested distributions	1.0	1.0	—	1.0	1.0	—
Market gains and losses	99.0	29.4	69.6	49.8	21.6	28.2
Foreign currency translation	(2.7)	(2.8)	0.1	16.3	14.3	2.0
Ending Assets (September 30)	$2,124.8	$1,116.6	$1,008.2	$1,795.6	$1,032.3	$763.3
Average AUM
Average long-term AUM	$1,462.0	$878.6	$583.4	$1,257.2	$820.4	$436.8
Average AUM	$2,060.4	$1,102.5	$957.9	$1,742.0	$1,007.4	$734.6
Average QQQ AUM	$365.1	N/A	$365.1	$288.1	N/A	$288.1

	Nine months ended September 30,
	2025			2024
(in billions)	Total AUM	Active	Passive	Total AUM	Active	Passive
Beginning Assets (January 1)	$1,846.0	$1,026.5	$819.5	$1,585.3	$985.3	$600.0
Long-term inflows	379.1	196.6	182.5	285.3	141.4	143.9
Long-term outflows	(317.0)	(184.4)	(132.6)	(245.8)	(146.8)	(99.0)
Net long-term flows	62.1	12.2	49.9	39.5	(5.4)	44.9
Net flows in non-management fee earning AUM	10.4	—	10.4	19.6	—	19.6
Net flows in money market funds	1.4	1.4	—	(1.7)	(1.7)	—
Total net flows	73.9	13.6	60.3	57.4	(7.1)	64.5
Reinvested distributions	3.0	3.0	—	3.5	3.5	—
Market gains and losses	183.2	58.7	124.5	145.2	47.0	98.2
Foreign currency translation	18.7	14.8	3.9	4.2	3.6	0.6
Ending Assets (September 30)	$2,124.8	$1,116.6	$1,008.2	$1,795.6	$1,032.3	$763.3
Average AUM
Average long-term AUM	$1,377.5	$842.1	$535.4	$1,207.3	$802.4	$404.9
Average AUM	$1,946.2	$1,066.5	$879.7	$1,674.8	$994.3	$680.5
Average QQQ AUM	$334.8	N/A	$334.8	$266.0	N/A	$266.0

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue yield (bps) (1)
U.S. GAAP Gross revenue yield	33.7	36.7	33.9	37.6
Net revenue yield ex performance fees ex QQQ (2)	27.7	30.3	27.9	30.4
Active net revenue yield ex performance fees	35.3	37.0	35.1	36.8
Passive net revenue yield ex QQQ (2)	13.7	15.0	13.9	15.1
________
(1)    U.S. GAAP Gross revenue yield on AUM is equal to U.S. GAAP annualized total operating revenues divided by average AUM, excluding Invesco Great Wall Fund Management Company Limited (Invesco Great Wall or IGW) AUM. The average AUM for IGW in the three and nine months ended September 30, 2025 was $113.7 billion and $103.3 billion (three and nine months ended September 30, 2024: $90.0 billion and $87.0 billion). It is appropriate to exclude the average AUM of IGW as the revenues resulting from these AUM are not presented in our Operating revenues. The U.S. GAAP Gross revenue yield is not a good measure because the numerator excludes the management fees earned from CIP; however, the denominator of the measure includes the AUM of these investment products. Net revenue yield metrics include the Net revenues and Average AUM of IGW and CIP. See “Schedule of Non-GAAP Information” for a reconciliation of Operating revenues to Net revenues.
(2)    Performance fees are earned when certain performance metrics are achieved; Invesco QQQ Trust does not earn net revenues. Therefore, net revenue yield is calculated excluding performance fees and Invesco QQQ Trust AUM. Passive net revenue yield is calculated excluding Invesco QQQ Trust AUM.

Flows

There are numerous drivers of AUM inflows and outflows, including individual investor decisions to change investments, fiduciaries and other gatekeepers making broad asset allocation decisions on behalf of their clients, and reallocation of investments within portfolios. We are not a party to these asset allocation decisions, as the company does not generally have access to the underlying investors’ decision-making process, including their risk appetite or liquidity needs. Therefore, the company is not in a position to provide meaningful information regarding the drivers of inflows and outflows.

Market Returns

Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. The table in the “Executive Overview” section of this Management’s Discussion and Analysis summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and nine months ended September 30, 2025 and 2024.

Foreign Exchange Rates

During the three and nine months ended September 30, 2025, we experienced a decrease in AUM of $2.7 billion and an increase in AUM of $18.7 billion, respectively, due to changes in foreign exchange rates (three and nine months ended September 30, 2024, AUM increased by $16.3 billion and $4.2 billion, respectively).

Total AUM by Channel (1)

	Three months ended September 30,
	2025			2024
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (July 1)	$2,001.4	$1,370.7	$630.7	$1,715.8	$1,161.5	$554.3
Long-term inflows	138.4	93.0	45.4	107.2	82.4	24.8
Long-term outflows	(109.5)	(73.3)	(36.2)	(90.7)	(69.5)	(21.2)
Net long-term flows	28.9	19.7	9.2	16.5	12.9	3.6
Net flows in non-management fee earning AUM	2.6	2.5	0.1	3.5	2.7	0.8
Net flows in money market funds	(5.4)	1.5	(6.9)	(7.3)	0.1	(7.4)
Total net flows	26.1	23.7	2.4	12.7	15.7	(3.0)
Reinvested distributions	1.0	1.0	—	1.0	1.0	—
Market gains and losses	99.0	83.9	15.1	49.8	43.1	6.7
Foreign currency translation	(2.7)	(1.4)	(1.3)	16.3	5.9	10.4
Ending Assets (September 30)	$2,124.8	$1,477.9	$646.9	$1,795.6	$1,227.2	$568.4

	Nine months ended September 30,
	2025			2024
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$1,846.0	$1,265.6	$580.4	$1,585.3	$1,042.0	$543.3
Long-term inflows	379.1	264.6	114.5	285.3	216.1	69.2
Long-term outflows	(317.0)	(223.9)	(93.1)	(245.8)	(184.5)	(61.3)
Net long-term flows	62.1	40.7	21.4	39.5	31.6	7.9
Net flows in non-management fee earning AUM	10.4	11.1	(0.7)	19.6	18.4	1.2
Net flows in money market funds	1.4	4.4	(3.0)	(1.7)	0.7	(2.4)
Total net flows	73.9	56.2	17.7	57.4	50.7	6.7
Reinvested distributions	3.0	2.9	0.1	3.5	3.5	—
Market gains and losses	183.2	155.7	27.5	145.2	129.1	16.1
Transfer	—	(9.5)	9.5	—	—	—
Foreign currency translation	18.7	7.0	11.7	4.2	1.9	2.3
Ending Assets (September 30)	$2,124.8	$1,477.9	$646.9	$1,795.6	$1,227.2	$568.4
________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile (2)

	Three months ended September 30,
	2025				2024
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (July 1)	$2,001.4	$1,396.5	$297.1	$307.8	$1,715.8	$1,235.8	$245.4	$234.6
Long-term inflows	138.4	59.2	58.5	20.7	107.2	60.2	26.0	21.0
Long-term outflows	(109.5)	(49.6)	(47.1)	(12.8)	(90.7)	(51.9)	(20.9)	(17.9)
Net long-term flows	28.9	9.6	11.4	7.9	16.5	8.3	5.1	3.1
Net flows in non-management fee earning AUM	2.6	2.2	(1.5)	1.9	3.5	2.1	0.5	0.9
Net flows in money market funds	(5.4)	(8.0)	1.1	1.5	(7.3)	(7.8)	0.7	(0.2)
Total net flows	26.1	3.8	11.0	11.3	12.7	2.6	6.3	3.8
Reinvested distributions	1.0	0.9	—	0.1	1.0	1.0	—	—
Market gains and losses	99.0	65.5	13.1	20.4	49.8	35.4	3.7	10.7
Foreign currency translation	(2.7)	(0.3)	(1.2)	(1.2)	16.3	0.5	11.2	4.6
Ending Assets (September 30)	$2,124.8	$1,466.4	$320.0	$338.4	$1,795.6	$1,275.3	$266.6	$253.7

	Nine months ended September 30,
	2025				2024
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$1,846.0	$1,315.5	$270.2	$260.3	$1,585.3	$1,133.9	$235.5	$215.9
Long-term inflows	379.1	178.2	128.2	72.7	285.3	150.0	77.1	58.2
Long-term outflows	(317.0)	(166.4)	(107.4)	(43.2)	(245.8)	(137.1)	(58.5)	(50.2)
Net long-term flows	62.1	11.8	20.8	29.5	39.5	12.9	18.6	8.0
Net flows in non-management fee earning AUM	10.4	13.8	0.2	(3.6)	19.6	18.1	(0.3)	1.8
Net flows in money market funds	1.4	(2.8)	3.5	0.7	(1.7)	(1.5)	0.2	(0.4)
Total net flows	73.9	22.8	24.5	26.6	57.4	29.5	18.5	9.4
Reinvested distributions	3.0	2.7	—	0.3	3.5	3.4	—	0.1
Market gains and losses	183.2	124.0	17.3	41.9	145.2	108.8	11.3	25.1
Foreign currency translation	18.7	1.4	8.0	9.3	4.2	(0.3)	1.3	3.2
Ending Assets (September 30)	$2,124.8	$1,466.4	$320.0	$338.4	$1,795.6	$1,275.3	$266.6	$253.7
________
See accompanying notes immediately following these AUM tables.

Total AUM by Investment Capability (3)

	Three months ended September 30, 2025
(in billions)	Total	ETFs and Index (4)	Fundamental Fixed Income (5)	Fundamental Equities (6)	Private Markets (7)	China JV & India (8)	Multi-Asset/ Other (9)	Global Liquidity (10)	QQQ (11)
Beginning Assets (July 1)	$2,001.4	$546.9	$301.6	$288.3	$131.2	$120.2	$64.1	$196.4	$352.7
Long-term inflows	138.4	49.3	20.9	13.3	6.0	45.8	3.1	—	—
Long-term outflows	(109.5)	(27.9)	(16.8)	(18.3)	(5.4)	(37.7)	(3.4)	—	—
Net long-term flows	28.9	21.4	4.1	(5.0)	0.6	8.1	(0.3)	—	—
Net flows in non-management fee earning AUM	2.6	—	—	—	—	—	0.3	—	2.3
Net flows in money market funds	(5.4)	—	—	—	—	1.1	—	(6.5)	—
Total net flows	26.1	21.4	4.1	(5.0)	0.6	9.2	—	(6.5)	2.3
Reinvested distributions	1.0	—	0.5	0.2	0.2	—	—	0.1	—
Market gains and losses	99.0	37.4	4.0	17.3	(1.0)	7.2	3.2	0.1	30.8
Foreign currency translation	(2.7)	—	(1.4)	(1.2)	(0.1)	0.2	(0.2)	—	—
Ending Assets (September 30)	$2,124.8	$605.7	$308.8	$299.6	$130.9	$136.8	$67.1	$190.1	$385.8
Average AUM	$2,060.4	$577.3	$304.3	$291.9	$132.0	$128.7	$65.4	$195.7	$365.1

	Three months ended September 30, 2024
(in billions)	Total	ETFs and Index (4)	Fundamental Fixed Income (5)	Fundamental Equities (6)	Private Markets (7)	China JV & India (8)	Multi-Asset/ Other (9)	Global Liquidity (10)	QQQ (11)
Beginning Assets (July 1)	$1,715.8	$416.0	$270.6	$278.9	$130.2	$100.0	$59.9	$173.6	$286.6
Long-term inflows	107.2	53.3	19.5	9.4	6.6	15.4	3.0	—	—
Long-term outflows	(90.7)	(35.7)	(13.6)	(16.3)	(6.8)	(15.6)	(2.7)	—	—
Net long-term flows	16.5	17.6	5.9	(6.9)	(0.2)	(0.2)	0.3	—	—
Net flows in non-management fee earning AUM	3.5	—	—	—	—	—	0.6	—	2.9
Net flows in money market funds	(7.3)	—	—	—	—	0.6	—	(7.9)	—
Total net flows	12.7	17.6	5.9	(6.9)	(0.2)	0.4	0.9	(7.9)	2.9
Reinvested distributions	1.0	—	0.5	0.2	0.2	—	—	0.1	—
Market gains and losses	49.8	23.3	5.8	13.8	(0.3)	0.5	1.3	0.1	5.3
Foreign currency translation	16.3	1.7	5.6	3.4	1.1	3.0	1.3	0.2	—
Ending Assets (September 30)	$1,795.6	$458.6	$288.4	$289.4	$131.0	$103.9	$63.4	$166.1	$294.8
Average AUM	$1,742.0	$437.0	$280.5	$281.3	$130.5	$100.8	$62.0	$161.8	$288.1
________
See accompanying notes immediately following these AUM tables.

	Nine months ended September 30, 2025
(in billions)	Total	ETFs and Index (4)	Fundamental Fixed Income (5)	Fundamental Equities (6)	Private Markets (7)	China JV & India (8)	Multi-Asset/ Other (9)	Global Liquidity (10)	QQQ (11)
Beginning Assets (January 1)	$1,846.0	$484.9	$279.1	$276.7	$129.6	$106.3	$59.1	$191.4	$318.9
Long-term inflows	379.1	149.1	68.5	36.5	21.4	94.6	9.0	—	—
Long-term outflows	(317.0)	(98.8)	(53.6)	(52.1)	(23.9)	(78.7)	(9.9)	—	—
Net long-term flows	62.1	50.3	14.9	(15.6)	(2.5)	15.9	(0.9)	—	—
Net flows in non-management fee earning AUM	10.4	—	—	—	—	—	(0.1)	—	10.5
Net flows in money market funds	1.4	—	—	—	—	3.3	—	(1.9)	—
Total net flows	73.9	50.3	14.9	(15.6)	(2.5)	19.2	(1.0)	(1.9)	10.5
Reinvested distributions	3.0	—	1.5	0.6	0.6	—	0.1	0.2	—
Market gains and losses	183.2	67.1	8.6	34.5	0.5	9.3	6.7	0.1	56.4
Foreign currency translation	18.7	3.4	4.7	3.4	2.7	2.0	2.2	0.3	—
Ending Assets (September 30)	$2,124.8	$605.7	$308.8	$299.6	$130.9	$136.8	$67.1	$190.1	$385.8
Average AUM	$1,946.2	$529.5	$295.2	$279.2	$131.3	$116.8	$62.2	$197.2	$334.8

	Nine months ended September 30, 2024
(in billions)	Total	ETFs and Index (4)	Fundamental Fixed Income (5)	Fundamental Equities (6)	Private Markets (7)	China JV & India (8)	Multi-Asset/ Other (9)	Global Liquidity (10)	QQQ (11)
Beginning Assets (January 1)	$1,585.3	$363.0	$270.7	$274.2	$130.8	$91.9	$57.8	$166.9	$230.0
Long-term inflows	285.3	129.8	51.7	27.8	17.0	51.1	7.9	—	—
Long-term outflows	(245.8)	(88.1)	(43.2)	(50.5)	(13.6)	(41.5)	(8.9)	—	—
Net long-term flows	39.5	41.7	8.5	(22.7)	3.4	9.6	(1.0)	—	—
Net flows in non-management fee earning AUM	19.6	—	—	—	—	—	0.8	—	18.8
Net flows in money market funds	(1.7)	—	—	—	—	—	—	(1.7)	—
Total net flows	57.4	41.7	8.5	(22.7)	3.4	9.6	(0.2)	(1.7)	18.8
Reinvested distributions	3.5	—	1.5	1.0	0.6	—	0.1	0.3	—
Market gains and losses	145.2	53.3	7.0	36.0	(4.0)	1.4	5.0	0.5	46.0
Foreign currency translation	4.2	0.6	0.7	0.9	0.2	1.0	0.7	0.1	—
Ending Assets (September 30)	$1,795.6	$458.6	$288.4	$289.4	$131.0	$103.9	$63.4	$166.1	$294.8
Average AUM	$1,674.8	$406.0	$272.4	$278.8	$129.1	$96.5	$60.0	$166.0	$266.0
________
See accompanying notes immediately following these AUM tables.

Active AUM by Channel (1)

	Three months ended September 30,
	2025			2024
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (July 1)	$1,087.5	$543.0	$544.5	$1,003.3	$513.2	$490.1
Long-term inflows	76.4	37.6	38.8	49.3	27.6	21.7
Long-term outflows	(69.5)	(38.8)	(30.7)	(49.9)	(31.2)	(18.7)
Net long-term flows	6.9	(1.2)	8.1	(0.6)	(3.6)	3.0
Net flows in money market funds	(5.4)	1.5	(6.9)	(7.3)	0.1	(7.4)
Total net flows	1.5	0.3	1.2	(7.9)	(3.5)	(4.4)
Reinvested distributions	1.0	1.0	—	1.0	1.0	—
Market gains and losses	29.4	20.4	9.0	21.6	18.2	3.4
Foreign currency translation	(2.8)	(1.2)	(1.6)	14.3	5.0	9.3
Ending Assets (September 30)	$1,116.6	$563.5	$553.1	$1,032.3	$533.9	$498.4

	Nine months ended September 30,
	2025			2024
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$1,026.5	$517.5	$509.0	$985.3	$501.5	$483.8
Long-term inflows	196.6	100.1	96.5	141.4	80.3	61.1
Long-term outflows	(184.4)	(106.9)	(77.5)	(146.8)	(94.0)	(52.8)
Net long-term flows	12.2	(6.8)	19.0	(5.4)	(13.7)	8.3
Net flows in money market funds	1.4	4.4	(3.0)	(1.7)	0.7	(2.4)
Total net flows	13.6	(2.4)	16.0	(7.1)	(13.0)	5.9
Reinvested distributions	3.0	2.9	0.1	3.5	3.5	—
Market gains and losses	58.7	41.5	17.2	47.0	40.1	6.9
Transfer	—	(0.8)	0.8	—	—	—
Foreign currency translation	14.8	4.8	10.0	3.6	1.8	1.8
Ending Assets (September 30)	$1,116.6	$563.5	$553.1	$1,032.3	$533.9	$498.4
________
See accompanying notes immediately following these AUM tables.

Active AUM by Client Domicile (2)

	Three months ended September 30,
	2025				2024
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (July 1)	$1,087.5	$709.6	$228.5	$149.4	$1,003.3	$684.8	$197.1	$121.4
Long-term inflows	76.4	25.7	42.1	8.6	49.3	23.3	20.2	5.8
Long-term outflows	(69.5)	(32.2)	(30.5)	(6.8)	(49.9)	(26.3)	(17.2)	(6.4)
Net long-term flows	6.9	(6.5)	11.6	1.8	(0.6)	(3.0)	3.0	(0.6)
Net flows in money market funds	(5.4)	(8.0)	1.1	1.5	(7.3)	(7.8)	0.7	(0.2)
Total net flows	1.5	(14.5)	12.7	3.3	(7.9)	(10.8)	3.7	(0.8)
Reinvested distributions	1.0	0.9	—	0.1	1.0	1.0	—	—
Market gains and losses	29.4	16.6	6.9	5.9	21.6	16.1	1.6	3.9
Foreign currency translation	(2.8)	(0.3)	(1.4)	(1.1)	14.3	0.4	9.8	4.1
Ending Assets (September 30)	$1,116.6	$712.3	$246.7	$157.6	$1,032.3	$691.5	$212.2	$128.6

	Nine months ended September 30,
	2025				2024
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$1,026.5	$698.2	$207.4	$120.9	$985.3	$671.4	$192.0	$121.9
Long-term inflows	196.6	71.5	89.6	35.5	141.4	62.3	60.9	18.2
Long-term outflows	(184.4)	(92.0)	(69.7)	(22.7)	(146.8)	(80.2)	(45.9)	(20.7)
Net long-term flows	12.2	(20.5)	19.9	12.8	(5.4)	(17.9)	15.0	(2.5)
Net flows in money market funds	1.4	(2.8)	3.5	0.7	(1.7)	(1.5)	0.2	(0.4)
Total net flows	13.6	(23.3)	23.4	13.5	(7.1)	(19.4)	15.2	(2.9)
Reinvested distributions	3.0	2.7	—	0.3	3.5	3.4	—	0.1
Market gains and losses	58.7	33.5	9.9	15.3	47.0	36.3	4.2	6.5
Foreign currency translation	14.8	1.2	6.0	7.6	3.6	(0.2)	0.8	3.0
Ending Assets (September 30)	$1,116.6	$712.3	$246.7	$157.6	$1,032.3	$691.5	$212.2	$128.6
________
See accompanying notes immediately following these AUM tables.

Passive AUM by Channel (1)

	Three months ended September 30,
	2025			2024
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (July 1)	$913.9	$827.7	$86.2	$712.5	$648.3	$64.2
Long-term inflows	62.0	55.4	6.6	57.9	54.8	3.1
Long-term outflows	(40.0)	(34.5)	(5.5)	(40.8)	(38.3)	(2.5)
Net long-term flows	22.0	20.9	1.1	17.1	16.5	0.6
Net flows in non-management fee earning AUM	2.6	2.5	0.1	3.5	2.7	0.8
Total net flows	24.6	23.4	1.2	20.6	19.2	1.4
Market gains and losses	69.6	63.5	6.1	28.2	24.9	3.3
Transfer	—	—	—	—	—	—
Foreign currency translation	0.1	(0.2)	0.3	2.0	0.9	1.1
Ending Assets (September 30)	$1,008.2	$914.4	$93.8	$763.3	$693.3	$70.0

	Nine months ended September 30,
	2025			2024
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$819.5	$748.1	$71.4	$600.0	$540.5	$59.5
Long-term inflows	182.5	164.5	18.0	143.9	135.8	8.1
Long-term outflows	(132.6)	(117.0)	(15.6)	(99.0)	(90.5)	(8.5)
Net long-term flows	49.9	47.5	2.4	44.9	45.3	(0.4)
Net flows in non-management fee earning AUM	10.4	11.1	(0.7)	19.6	18.4	1.2
Total net flows	60.3	58.6	1.7	64.5	63.7	0.8
Market gains and losses	124.5	114.2	10.3	98.2	89.0	9.2
Transfer	—	(8.7)	8.7	—	—	—
Foreign currency translation	3.9	2.2	1.7	0.6	0.1	0.5
Ending Assets (September 30)	$1,008.2	$914.4	$93.8	$763.3	$693.3	$70.0
________
See accompanying notes immediately following these AUM tables.

Passive AUM by Client Domicile (2)

	Three months ended September 30,
	2025				2024
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (July 1)	$913.9	$686.9	$68.6	$158.4	$712.5	$551.0	$48.3	$113.2
Long-term inflows	62.0	33.5	16.4	12.1	57.9	36.9	5.8	15.2
Long-term outflows	(40.0)	(17.4)	(16.6)	(6.0)	(40.8)	(25.6)	(3.7)	(11.5)
Net long-term flows	22.0	16.1	(0.2)	6.1	17.1	11.3	2.1	3.7
Net flows in non-management fee earning AUM	2.6	2.2	(1.5)	1.9	3.5	2.1	0.5	0.9
Total net flows	24.6	18.3	(1.7)	8.0	20.6	13.4	2.6	4.6
Market gains and losses	69.6	48.9	6.2	14.5	28.2	19.3	2.1	6.8
Foreign currency translation	0.1	—	0.2	(0.1)	2.0	0.1	1.4	0.5
Ending Assets (September 30)	$1,008.2	$754.1	$73.3	$180.8	$763.3	$583.8	$54.4	$125.1

	Nine months ended September 30,
	2025				2024
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$819.5	$617.3	$62.8	$139.4	$600.0	$462.5	$43.5	$94.0
Long-term inflows	182.5	106.7	38.6	37.2	143.9	87.7	16.2	40.0
Long-term outflows	(132.6)	(74.4)	(37.7)	(20.5)	(99.0)	(56.9)	(12.6)	(29.5)
Net long-term flows	49.9	32.3	0.9	16.7	44.9	30.8	3.6	10.5
Net flows in non-management fee earning AUM	10.4	13.8	0.2	(3.6)	19.6	18.1	(0.3)	1.8
Total net flows	60.3	46.1	1.1	13.1	64.5	48.9	3.3	12.3
Market gains and losses	124.5	90.5	7.4	26.6	98.2	72.5	7.1	18.6
Foreign currency translation	3.9	0.2	2.0	1.7	0.6	(0.1)	0.5	0.2
Ending Assets (September 30)	$1,008.2	$754.1	$73.3	$180.8	$763.3	$583.8	$54.4	$125.1
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
(11)    QQQ represents assets held within Invesco QQQ Trust.

Results of Operations for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Investment management fees	$1,184.7	$1,100.5	$84.2	7.7%	$3,385.9	$3,215.0	$170.9	5.3%
Service and distribution fees	400.7	360.3	40.4	11.2%	1,135.4	1,098.9	36.5	3.3%
Performance fees	6.5	2.8	3.7	132.1%	12.6	12.3	0.3	2.4%
Other	48.5	51.8	(3.3)	(6.4)%	151.2	147.8	3.4	2.3%
Total operating revenues	$1,640.4	$1,515.4	$125.0	8.2%	$4,685.1	$4,474.0	$211.1	4.7%

Revenue Adjustments:
Investment management fees	$(236.8)	$(207.0)	$(29.8)	14.4%	$(657.6)	$(603.1)	$(54.5)	9.0%
Service and distribution fees	(286.0)	(252.0)	(34.0)	13.5%	(798.3)	(777.3)	(21.0)	2.7%
Other	(35.5)	(40.6)	5.1	(12.6)%	(112.1)	(118.6)	6.5	(5.5)%
Total Revenue Adjustments (1)	(558.3)	(499.6)	(58.7)	11.7%	(1,568.0)	(1,499.0)	(69.0)	4.6%
Invesco Great Wall	94.3	76.9	17.4	22.6%	251.7	237.7	14.0	5.9%
CIP	9.9	11.6	(1.7)	(14.7)%	30.8	30.6	0.2	0.7%
Net revenues (2)	$1,186.3	$1,104.3	$82.0	7.4%	$3,399.6	$3,243.3	$156.3	4.8%
____________
(1)    Total Revenue Adjustments remove pass through investment management fees, service and distribution fees, and other revenues and equal the same amount as the Third-party distribution, service and advisory expenses.
(2)    See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net inflows (or outflows), and changes in the mix of investment products between and within asset classes and geographies may materially affect our revenues from period to period. See the company’s disclosures regarding the changes in AUM during the three and nine months ended September 30, 2025 and September 30, 2024 in the “Assets Under Management” section above for additional information. In addition, as fee rates differ across geographic locations, changes to the mix of AUM between geographies and exchange rates have an impact on revenues and net revenue yields.

Average AUM was $1,946.2 billion for the nine months ended September 30, 2025 as compared to $1,674.8 billion for the nine months ended September 30, 2024. As secular shifts in client demand continue, our broad set of investment capabilities have allowed us to capture evolving client product preferences, including products that have lower net revenue yields. As a result, net revenue yield excluding performance fees and Invesco QQQ Trust declined to 27.9 basis points (bps) for the nine months ended September 30, 2025 from 30.4 bps for the nine months ended September 30, 2024.

Investment Management Fees

Investment management fees were $1,184.7 million for the three months ended September 30, 2025 as compared to $1,100.5 million for the three months ended September 30, 2024. The impact of foreign exchange rate movements increased investment management fees by $13.0 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. After allowing for foreign exchange movements, investment management fees increased by $71.2 million as a result of higher average AUM partially offset by the impacts of secular shifts in client demand which have altered our asset mix. See discussion above on how AUM changes impact our Investment management fees.

Investment management fees were $3,385.9 million for the nine months ended September 30, 2025 as compared to $3,215.0 million for the nine months ended September 30, 2024. The impact of foreign exchange rate movements increased investment management fees by $19.8 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. After allowing for foreign exchange movements, investment management fees increased by $151.1 million as a result of higher average AUM partially offset by the impacts of secular shifts in client demand which have altered our asset mix. See discussion above on how AUM changes impact our Investment management fees.

Service and Distribution Fees

For the three months ended September 30, 2025, Service and distribution fees were $400.7 million as compared to $360.3 million for the three months ended September 30, 2024. The increase was primarily due to higher distribution fees of $39.8 million resulting from higher AUM.

For the nine months ended September 30, 2025, Service and distribution fees were $1,135.4 million as compared to $1,098.9 million for the nine months ended September 30, 2024. The increase was primarily driven by higher distribution fees of $59.5 million resulting from higher average AUM, partially offset by lower administrative fees of $24.5 million resulting from lower fund-related service fees.

Performance Fees

Performance fees were $6.5 million and $12.6 million for the three and nine months ended September 30, 2025, respectively, and were primarily generated from private markets products.

Performance fees were $2.8 million and $12.3 million for the three and nine months ended September 30, 2024, respectively, and were primarily generated from private markets products.

Other Revenues

For the three months ended September 30, 2025, Other revenues were $48.5 million as compared to $51.8 million for the three months ended September 30, 2024.

For the nine months ended September 30, 2025, Other revenues were $151.2 million as compared to $147.8 million for the nine months ended September 30, 2024.

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

Net revenues from IGW were $94.3 million and average AUM was $113.7 billion for the three months ended September 30, 2025 (Net revenues were $76.9 million and average AUM was $90.0 billion for the three months ended September 30, 2024). The increase in IGW revenues was primarily due to higher average AUM.

Net revenues from IGW were $251.7 million and average AUM was $103.3 billion for the nine months ended September 30, 2025 (Net revenues were $237.7 million and average AUM was $87.0 billion for the nine months ended September 30, 2024). The increase in IGW revenue was primarily due to higher average AUM.

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

Management and Performance fees earned from CIP were $9.9 million for the three months ended September 30, 2025 (three months ended September 30, 2024: $11.6 million).

Management and Performance fees earned from CIP were $30.8 million for the nine months ended September 30, 2025 (nine months ended September 30, 2024: $30.6 million).

Operating Expenses

The main categories of Operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Third-party distribution, service and advisory	$558.3	$499.6	$58.7	11.7%	$1,568.0	$1,499.0	$69.0	4.6%
Employee compensation	521.6	625.4	(103.8)	(16.6)%	1,496.6	1,550.4	(53.8)	(3.5)%
Marketing	20.1	18.9	1.2	6.3%	60.2	57.6	2.6	4.5%
Property, office and technology	109.2	119.0	(9.8)	(8.2)%	341.3	353.0	(11.7)	(3.3)%
General and administrative	151.3	140.8	10.5	7.5%	427.8	459.7	(31.9)	(6.9)%
Amortization of intangibles	9.0	11.2	(2.2)	(19.6)%	28.8	33.9	(5.1)	(15.0)%
Total operating expenses	$1,369.5	$1,414.9	$(45.4)	(3.2)%	$3,922.7	$3,953.6	$(30.9)	(0.8)%

The table below sets forth these expense categories as a percentage of total Operating expenses and Operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

(in millions)	Three months ended September 30, 2025	% of Total Operating Expenses	% of Total Operating Revenues	Three months ended September 30, 2024	% of Total Operating Expenses	% of Total Operating Revenues
Third-party distribution, service and advisory	$558.3	40.8%	34.0%	$499.6	35.3%	33.0%
Employee compensation	521.6	38.1%	31.8%	625.4	44.2%	41.3%
Marketing	20.1	1.4%	1.2%	18.9	1.3%	1.2%
Property, office and technology	109.2	8.0%	6.7%	119.0	8.4%	7.9%
General and administrative	151.3	11.0%	9.2%	140.8	10.0%	9.3%
Amortization of intangibles	9.0	0.7%	0.6%	11.2	0.8%	0.7%
Total operating expenses	$1,369.5	100.0%	83.5%	$1,414.9	100.0%	93.4%

(in millions)	Nine months ended September 30, 2025	% of Total Operating Expenses	% of Total Operating Revenues	Nine months ended September 30, 2024	% of Total Operating Expenses	% of Total Operating Revenues
Third-party distribution, service and advisory	$1,568.0	40.0%	33.5%	$1,499.0	37.9%	33.5%
Employee compensation	1,496.6	38.2%	31.9%	1,550.4	39.2%	34.7%
Marketing	60.2	1.5%	1.3%	57.6	1.5%	1.3%
Property, office and technology	341.3	8.7%	7.3%	353.0	8.9%	7.9%
General and administrative	427.8	10.9%	9.1%	459.7	11.6%	10.3%
Amortization of intangibles	28.8	0.7%	0.6%	33.9	0.9%	0.8%
Total operating expenses	$3,922.7	100.0%	83.7%	$3,953.6	100.0%	88.4%

During the three months ended September 30, 2025, Operating expenses decreased $45.4 million compared to the three months ended September 30, 2024. The impact of foreign exchange rate movements increased operating expenses by $13.3 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

During the nine months ended September 30, 2025, Operating expenses decreased $30.9 million compared to the nine months ended September 30, 2024. The impact of foreign exchange rate movements increased operating expenses by $19.7 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Third-Party Distribution, Service and Advisory

Third-party distribution, service and advisory expenses were $558.3 million for the three months ended September 30, 2025 as compared to $499.6 million for the three months ended September 30, 2024. The increase was due to an increase in Investment management fees and pass-through Service and distribution costs resulting from higher average AUM.

Third-party distribution, service and advisory expenses were $1,568.0 million for the nine months ended September 30, 2025 as compared to $1,499.0 million for the nine months ended September 30, 2024. The increase was due to an increase in Investment management fees and pass-through Service and distribution costs resulting from higher average AUM.

Employee Compensation

Employee compensation was $521.6 million for the three months ended September 30, 2025 as compared to $625.4 million for the three months ended September 30, 2024. The decrease was primarily due to a one-time acceleration of $147.6 million in expense during the third quarter of 2024 resulting from changes to the retirement criteria for vesting of outstanding common share-based awards and other long-term awards (collectively, Long-term awards), partially offset by higher benefits and other compensation costs of $13.9 million and higher variable compensation costs of $29.2 million primarily driven by improved operating results.

Employee compensation was $1,496.6 million for the nine months ended September 30, 2025 as compared to $1,550.4 million for the nine months ended September 30, 2024. The impact of foreign exchange rate movements increased Employee compensation by $8.1 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. After allowing for foreign exchange rate changes, there was a decrease in Employee compensation of $61.9 million. The decrease was primarily due to the above noted acceleration of expense for outstanding Long-term awards of $147.6 million during 2024, partially offset by $16.9 million of severance expense related to the reorganization of the fundamental equities investment teams, an increase of $12.5 million in benefits and other compensation costs, and an increase of $55.4 million in variable compensation costs primarily driven by improved operating results.

Headcount at September 30, 2025 was 8,368 (September 30, 2024: 8,524).

Marketing

Marketing expenses were $20.1 million for the three months ended September 30, 2025 as compared to $18.9 million for the three months ended September 30, 2024.

Marketing expenses were $60.2 million for the nine months ended September 30, 2025 as compared to $57.6 million for the nine months ended September 30, 2024.

Property, Office and Technology

Property, office and technology expenses were $109.2 million for the three months ended September 30, 2025 as compared to $119.0 million for the three months ended September 30, 2024. The decrease was due to lower property and office costs of $5.2 million as well as lower technology costs of $4.6 million.

Property, office and technology expenses were $341.3 million for the nine months ended September 30, 2025 as compared to $353.0 million for the nine months ended September 30, 2024. The decrease was primarily due to lower property and office costs.

General and Administrative

General and administrative expenses were $151.3 million for the three months ended September 30, 2025 as compared to $140.8 million for the three months ended September 30, 2024. The increase was primarily due to higher costs of $14.6 million related to newly launched CIP, partially offset by lower professional fees.

General and administrative expenses were $427.8 million for the nine months ended September 30, 2025 as compared to $459.7 million for the nine months ended September 30, 2024. The decrease was primarily due to the expense related to the accrual of a $50 million liability related to the settlement of certain regulatory matters in the second quarter of 2024, partially offset by higher costs of $27.9 million related to newly launched CIP. The decrease was also driven by lower professional fees.

Other Income and Expenses

The main categories of Other income and expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Equity in earnings of unconsolidated affiliates	$34.8	$2.1	$32.7	1,557.1%	$79.4	$22.9	$56.5	246.7%
Interest and dividend income	10.5	10.9	(0.4)	(3.7)%	32.3	34.3	(2.0)	(5.8)%
Interest expense	(25.7)	(13.4)	(12.3)	91.8%	(59.5)	(45.6)	(13.9)	30.5%
Other gains and losses, net	(0.8)	28.3	(29.1)	(102.8)%	34.6	67.8	(33.2)	(49.0)%
Other income/(expense) of CIP, net	57.0	16.7	40.3	241.3%	116.8	88.1	28.7	32.6%
Total other income and expenses	$75.8	$44.6	$31.2	70.0%	$203.6	$167.5	$36.1	21.6%

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates increased to $34.8 million for the three months ended September 30, 2025 as compared to $2.1 million for the three months ended September 30, 2024. The increase was primarily due to higher earnings from our private markets investments and our joint venture investment in IGW.

Equity in earnings of unconsolidated affiliates increased to $79.4 million for the nine months ended September 30, 2025 as compared to $22.9 million for the nine months ended September 30, 2024. The increase was primarily due to higher earnings from our private markets investments and our joint venture investment in IGW.

Interest and dividend income

Interest and dividend income was $10.5 million for the three months ended September 30, 2025 as compared to $10.9 million for the three months ended September 30, 2024.

Interest and dividend income was $32.3 million for the nine months ended September 30, 2025 as compared to $34.3 million for the nine months ended September 30, 2024.

Interest expense

Interest expense was $25.7 million for the three months ended September 30, 2025 as compared to $13.4 million for the three months ended September 30, 2024. The three months ended September 30, 2025 includes interest expense related to the new bank term loans entered into on May 16, 2025.

Interest expense was $59.5 million for the nine months ended September 30, 2025 as compared to $45.6 million for the nine months ended September 30, 2024. The nine months ended September 30, 2025 includes interest expense related to the new bank term loans entered into on May 16, 2025.

Other gains and losses, net

Other gain and losses, net was a loss of $0.8 million for the three months ended September 30, 2025 as compared to a net gain of $28.3 million for the three months ended September 30, 2024. The net loss for the three months ended September 30, 2025 was primarily driven by a $35.9 million non-cash impairment charge due to the reclassification of our intelliflo business to held for sale related to the previously announced agreement to sell the business which is expected to close in the fourth quarter. This was partially offset by net market gains of $32.6 million on deferred compensation related investments, hedging instruments, and seed capital investments.

Other gain and losses, net was a gain of $34.6 million for the nine months ended September 30, 2025 as compared to a net gain of $67.8 million for the nine months ended September 30, 2024. The net gains for the nine months ended September 30, 2025 included net market gains of $57.0 million on deferred compensation related investments and hedging instruments and $11.5 million on other investments, partially offset by the above noted non-cash impairment charge of $35.9 million related to the planned sale of the intelliflo business.

Other income/(expense) of CIP, net

For the three months ended September 30, 2025, Other income/(expense) of CIP, net was a net gain of $57.0 million (three months ended September 30, 2024: net income of $16.7 million). Interest and dividend income of CIP decreased $10.3 million to $134.6 million (three months ended September 30, 2024: $144.9 million). Interest expense of CIP decreased $23.5 million to $94.5 million (three months ended September 30, 2024: $118.0 million). Unrealized gains/(losses) of CIP were a net gain of $16.9 million (three months ended September 30, 2024: net losses of $10.2 million).

For the nine months ended September 30, 2025, Other income/(expense) of CIP, net was net income of $116.8 million (nine months ended September 30, 2024: net income of $88.1 million). Interest and dividend income of CIP decreased $7.0 million to $388.2 million (nine months ended September 30, 2024: $395.2 million). Interest expense of CIP increased $14.2 million to $299.1 million (nine months ended September 30, 2024: $284.9 million). Unrealized gains/(losses) of CIP were a net gain of $27.7 million (nine months ended September 30, 2024: net losses of $22.2 million).

Net impact of CIP and related noncontrolling interests in consolidated entities

The adjustment to Net income for the Net income/(loss) attributable to noncontrolling interests in consolidated entities removes the income/(expense) of CIP which is attributable to third-party investors. Therefore, the consolidation of investment products did not have an impact on Net income attributable to Invesco for the nine months ended September 30, 2025 and 2024. Also, the net income or loss of CIP is taxed at the investor level, not at the product level; therefore, a tax provision is not reflected in the net impact of CIP.

Income Tax Expense

The company’s subsidiaries operate in numerous taxing jurisdictions around the world, each with its own statutory tax rate. As a result, the blended statutory tax rate will vary from year to year depending on the mix of the profits and losses from each jurisdiction.

Our effective tax rate decreased to (2.8)% for the three months ended September 30, 2025 (three months ended September 30, 2024: 28.6%). The decrease in the effective tax rate for the three months ended September 30, 2025 was primarily due to the favorable resolution of a tax matter, including the impact of a decrease in the deferred income tax rate and the reversal of a reserve for uncertain tax positions.

Our effective tax rate decreased to 15.0% for the nine months ended September 30, 2025 (nine months ended September 30, 2024: 25.3%). The decrease in the effective tax rate for the nine months ended September 30, 2025 was primarily due to the favorable resolution of a tax matter, including the impact of a decrease in the deferred income tax rate and the reversal of a reserve for uncertain tax positions.

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

Reconciliation of Operating revenues to Net revenues:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Operating revenues, U.S. GAAP basis	$1,640.4	$1,515.4	$4,685.1	$4,474.0
Revenue adjustments (1)
Investment management fees	(236.8)	(207.0)	(657.6)	(603.1)
Service and distribution fees	(286.0)	(252.0)	(798.3)	(777.3)
Other	(35.5)	(40.6)	(112.1)	(118.6)
Total revenue adjustments	(558.3)	(499.6)	(1,568.0)	(1,499.0)
Invesco Great Wall (2)	94.3	76.9	251.7	237.7
CIP (3)	9.9	11.6	30.8	30.6
Net revenues	$1,186.3	$1,104.3	$3,399.6	$3,243.3

Reconciliation of Operating income to Adjusted operating income:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Operating income, U.S. GAAP basis	$270.9	$100.5	$762.4	$520.4
Invesco Great Wall (2)	68.0	37.6	158.2	120.2
CIP (3)	28.6	15.3	66.0	43.2
Amortization of intangible assets (4)	9.0	11.2	28.8	33.9
Compensation expense related to market valuation changes of deferred compensation liabilities (5)	29.6	36.6	59.7	65.3
One-time acceleration of compensation expense for outstanding Long-term awards (6)	—	147.6	—	147.6
Severance (7)	—	—	16.9	—
Software impairment (8)	—	—	8.0	—
General and administrative (9)	—	—	—	50.0
Adjusted operating income	$406.1	$348.8	$1,100.0	$980.6

Operating margin (10)	16.5%	6.6%	16.3%	11.6%
Adjusted operating margin (11)	34.2%	31.6%	32.4%	30.2%

Reconciliation of Net income attributable to Invesco to Adjusted net income attributable to Invesco:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per common share data)	2025	2024	2025	2024
Net income attributable to Invesco Ltd., U.S. GAAP basis	$301.3	$55.0	$459.9	$328.7
Adjustments (excluding tax):
Amortization of intangible assets (4)	$9.0	$11.2	$28.8	$33.9
Deferred compensation net market valuation changes (5)	0.1	10.2	1.2	4.0
One-time acceleration of compensation expense for outstanding Long-term awards (6)	—	147.6	—	147.6
Severance (7)	—	—	16.9	—
Software impairment (8)	—	—	8.0	—
General and administrative (9)	—	—	—	50.0
Total adjustments excluding tax	$9.1	$169.0	$54.9	$235.5
Impact of deferred income tax rate change (12)	$(39.0)	$—	$(39.0)	$—
Tax adjustment for amortization of intangible assets and goodwill (13)	4.0	4.5	12.1	13.3
Other tax effects of adjustments above	—	(28.7)	(6.1)	(33.1)
Repurchase of preferred stock (14)	—	—	159.3	—
Adjusted net income attributable to Invesco Ltd.	$275.4	$199.8	$641.1	$544.4

Average common shares outstanding - diluted	454.6	455.6	454.9	457.9
Diluted EPS	$0.66	$0.12	$1.01	$0.72
Adjusted diluted EPS (15)	$0.61	$0.44	$1.41	$1.19
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
(3)    CIP: See note 11, “Consolidated Investment Products,” for a detailed analysis of the impact to the company’s Condensed Consolidated Financial Statements from the consolidation of CIP. The company believes that CIP may impact a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, the company believes that it is appropriate to adjust Operating revenues and Operating income for the impact of CIP in calculating the respective Net revenues and Adjusted operating income (and by calculation, Adjusted operating margin).
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

(6)    One-time acceleration of compensation expense for outstanding Long-term awards: In the third quarter of 2024, the company recorded a one-time acceleration of Compensation expense of $147.6 million resulting from changes to the retirement criteria for vesting of outstanding Long-term awards. Due to the non-recurring nature of this item, the company removed this expense in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income, and Adjusted diluted EPS as this will aid comparability of our results period to period.
(7)    Severance: In the second quarter of 2025, the company removed the severance expense related to the reorganization of its fundamental equities investment teams. The company removed this expense in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income, and Adjusted diluted EPS, as this will aid comparability of our results period to period and aid comparability with peer companies that may not have similar reorganization related charges.
(8)    Software impairment: In the second quarter of 2025, the company removed the non-cash software impairment related to a strategic change in our fixed income investment platform. The company removed the expense in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income, and Adjusted diluted EPS as this will aid comparability of our results period to period.
(9)    General and administrative: In 2024, the company removed the expense related to the settlement of regulatory matters. Due to the non-recurring nature of this item, the company removed this expense in arriving at Adjusted operating income, Adjusted operating margin and Adjusted diluted EPS as this will aid comparability of our results period to period.
(10)    Operating margin is equal to Operating income divided by Operating revenues.
(11)    Adjusted operating margin is equal to Adjusted operating income divided by Net revenues.
(12)    Impact of deferred income tax rate change: In the third quarter of 2025, the company removed a non-cash income tax benefit of $39.0 million related to the revaluation of the deferred tax liabilities for indefinite-lived intangible assets as a result of a decrease in the tax rate. The company removed this discrete tax benefit in arriving at Adjusted net income and Adjusted diluted EPS as it does not have a cash flow impact and will aid comparability of our results period to period.
(13)    Tax adjustment for amortization of intangible assets and goodwill: The company reflects the tax benefit realized on the tax amortization of goodwill and intangible assets in Adjusted net income. The company believes it is useful to include this tax benefit in arriving at the Adjusted diluted EPS measure.
(14)    Repurchase of preferred stock: In the second quarter of 2025, the company repurchased $1.0 billion of the company’s outstanding Series A Preferred Stock held by MassMutual. The company removed the costs associated with the repurchase from the calculation of Adjusted net income (and by calculation, Adjusted diluted EPS) as this will aid comparability of our results period to period and aid comparability with peer companies that may not have similar repurchase related charges.
(15)    Adjusted diluted EPS is equal to Adjusted net income attributable to Invesco Ltd. divided by the weighted average number of common and restricted common shares outstanding.

Balance Sheet Discussion (1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP for the reasons outlined in footnote 1 to the table:

	September 30, 2025			December 31, 2024
Balance sheet information (in millions)	U.S. GAAP	Impact of CIP	As Adjusted	U.S. GAAP	Impact of CIP	As Adjusted
ASSETS
Cash and cash equivalents	$973.1	$—	$973.1	$986.5	$—	$986.5
Investments	1,164.2	444.9	1,609.1	1,240.0	401.4	1,641.4
Goodwill and intangible assets, net	14,191.0	—	14,191.0	14,067.4	—	14,067.4
Other assets (2)	2,554.4	10.6	2,565.0	2,340.5	11.1	2,351.6
Investments and other assets of CIP (3)	9,556.2	(9,556.2)	—	8,374.5	(8,374.5)	—
Total assets	$28,438.9	$(9,100.7)	$19,338.2	$27,008.9	$(7,962.0)	$19,046.9
LIABILITIES
Debt	$1,624.6	$—	$1,624.6	$890.6	$—	$890.6
Other liabilities (4)	3,708.0	—	3,708.0	3,596.4	—	3,596.4
Debt and other liabilities of CIP	8,314.0	(8,314.0)	—	6,853.1	(6,853.1)	—
Total liabilities	$13,646.6	$(8,314.0)	$5,332.6	$11,340.1	$(6,853.1)	$4,487.0
EQUITY
Total equity attributable to Invesco Ltd.	$14,005.6	$—	$14,005.6	$14,559.9	$—	$14,559.9
Noncontrolling interests (5)	786.7	(786.7)	—	1,108.9	(1,108.9)	—
Total equity	14,792.3	(786.7)	14,005.6	15,668.8	(1,108.9)	14,559.9
Total liabilities and equity	$28,438.9	$(9,100.7)	$19,338.2	$27,008.9	$(7,962.0)	$19,046.9
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

Cash and cash equivalents

Cash and cash equivalents decreased by $13.4 million from $986.5 million at December 31, 2024 to $973.1 million at September 30, 2025. See “Cash Flows Discussion” below within this Management’s Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Investments

Investments are comprised primarily of the equity method investment in IGW, seed capital and co-investments in affiliated funds, and investments related to the company’s deferred compensation plans.

As of September 30, 2025 and December 31, 2024, the company had $1,135.6 million and $1,125.6 million in seed capital and co-investments, respectively, including direct investments in CIP. The following table reconciles the Investments balance to the total seed capital and co-investment balance.

(in millions)	September 30, 2025	December 31, 2024
Investments	$1,164.2	$1,240.0
Net investment in CIP	444.9	401.4
Less: Investments related to deferred compensation plans, joint ventures, and other investments	(473.5)	(515.8)
Total seed capital and co-investments (1)	$1,135.6	$1,125.6
____________
(1) Included in the total seed capital and co-investments balance as of September 30, 2025 is $410.3 million of seed capital and $725.3 million of co-investments (December 31, 2024: $414.0 million of seed capital and $711.6 million of co-investments).

Goodwill and intangible assets, net

Goodwill and intangible assets, net increased from $14,067.4 million at December 31, 2024 to $14,191.0 million at September 30, 2025. The increase includes foreign exchange impacts of $227.3 million, partially offset by the transfers of $74.9 million of goodwill and intangible assets to held for sale and amortization of $28.8 million. Unfavorable changes in market conditions could result in an impairment of our goodwill and/or intangible assets. A goodwill impairment may be triggered by a significant decline in our revenue and operating income or a sustained decrease in our stock price. The majority of indefinite-lived intangible assets relate to acquired management contracts of U.S. retail mutual funds. An impairment of this intangible asset may occur if there continues to be outflows and a decline in the revenue generated from these contracts. Refer to “Critical Accounting Policies and Estimates” in Form 10-K for the year ended December 31, 2024 for additional information.

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

Sources of Liquidity by Type

(in millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$973.1	$986.5
Available Revolving credit agreement	2,500.0	2,000.0
Total sources of liquidity by type	$3,473.1	$2,986.5

During the three months ended September 30, 2025, the company repaid $260.0 million of the outstanding balance on the three-year bank term loan due on May 16, 2028. As of September 30, 2025, the balance on the Revolving credit agreement was zero.

Capital Management

Our capital management priorities have evolved with the growth and success of our business and include, in no particular order of priority: reinvestment in the business, maintaining a strong balance sheet and returning capital to shareholders longer term through a combination of share repurchases and modestly increasing dividends. During the nine months ended September 30, 2025, the company repurchased 4.4 million common shares for $75 million in the open market.

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

We are in compliance with all regulatory minimum net capital requirements. As of September 30, 2025, the company’s minimum regulatory capital requirement was $322.3 million (December 31, 2024: $324.9 million).

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

The consolidation of $9,556.2 million of assets and $6,734.7 million of debt of CIP as of September 30, 2025, respectively, did not impact the company’s liquidity and capital resources. See Part I, Item 1, Financial Statements - Note 11, “Consolidated Investment Products,” for additional details.

Cash Flows Discussion

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flows information excluding the impact of the cash flows of CIP for the reasons outlined in footnote 1 to the table:

Cash flows information (1)	Nine months ended September 30, 2025			Nine months ended September 30, 2024
(in millions)	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash and cash equivalents, beginning of the period	$1,496.0	$(509.5)	$986.5	$1,931.6	$(462.4)	$1,469.2
Cash flows from operating activities	1,069.5	(117.5)	952.0	873.1	(109.0)	764.1
Cash flows from investing activities	(622.2)	565.1	(57.1)	85.3	(180.9)	(95.6)
Cash flows from financing activities	(505.6)	(452.4)	(958.0)	(1,269.1)	159.5	(1,109.6)
Increase/(decrease) in cash and cash equivalents	(58.3)	(4.8)	(63.1)	(310.7)	(130.4)	(441.1)
Foreign exchange movement on cash and cash equivalents	86.1	(36.4)	49.7	18.5	(1.7)	16.8
Cash and cash equivalents, end of the period	$1,523.8	$(550.7)	$973.1	$1,639.4	$(594.5)	$1,044.9

Cash and cash equivalents	$973.1	$—	$973.1	$1,044.9	$—	$1,044.9
Cash and cash equivalents of CIP	550.7	(550.7)	—	594.5	(594.5)	—
Total cash and cash equivalents per condensed consolidated statement of cash flows	$1,523.8	$(550.7)	$973.1	$1,639.4	$(594.5)	$1,044.9
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

Cash inflows for the nine months ended September 30, 2025, excluding the impact of the consolidation of CIP, was partially offset by net outflows from changes in payables and receivables due to timing of payments and receipts.

Investing Activities

Investing cash outflows for the nine months ended September 30, 2025, excluding the impact of the consolidation of CIP, included Purchase of investments of $137.0 million (nine months ended September 30, 2024: $149.5 million purchases) and capital expenditures of $60.7 million for the nine months ended September 30, 2025 (nine months ended September 30, 2024: $76.1 million). Our capital expenditures related principally to investments in technology projects. The cash outflows were partially offset by proceeds of $140.5 million from Capital distributions from equity method investees (nine months ended September 30, 2024: $129.8 million).

Financing Activities

Financing cash outflows during the nine months ended September 30, 2025, excluding the impact of the consolidation of CIP, included net cash inflows of $992.7 million related to the new bank term loans and cash outflows of $1.0 billion to repurchase the company’s Series A Preferred Stock. Financing cash outflows for the nine months ended September 30, 2025 also included the $150.0 million premium paid on the repurchase of Series A Preferred Stock, $282.7 million of common dividend payments for the dividends declared in January and April and July (nine months ended September 30, 2024: common dividends paid of $278.7 million), $160.2 million of preferred dividend payments for dividends declared in January and April and July (nine months ended September 30, 2024: $177.6 million), the payment of $22.8 million to meet employees’ withholding tax obligations on common share vestings (nine months ended September 30, 2024: $28.3 million) and purchases of common shares through the open market of $75.0 million (nine months ended September 30, 2024: $25.0 million). The nine months ended September 30, 2025 also included a $260.0 million repayment on the three-year bank term loan due on May 16, 2028 (nine months ended September 30, 2024: $600.0 million redemption of our senior notes).

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

On October 27, 2025, the company declared a third quarter 2025 cash dividend of $0.21 per common share to the holders of common shares. The dividend is payable on December 2, 2025, to common shareholders of record at the close of business on November 14, 2025, with an ex-dividend date of November 14, 2025.

On October 27, 2025, the company declared a preferred dividend of $14.75 per preferred share, representing the period from September 1, 2025 through November 30, 2025. The preferred dividend is payable on December 1, 2025.

The declaration, payment and amount of any future dividends will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The company has a policy of managing dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts.

Common Share Repurchase Plan

During the three months ended September 30, 2025, the company repurchased 1.2 million common shares for $25 million in the open market; during the nine months ended September 30, 2025, the company repurchased 4.4 million common shares for $75 million in the open market (three and nine months ended September 30, 2024: 1.5 million common shares for $25 million;). At September 30, 2025, approximately $257.2 million remains available under the share repurchase authorizations approved by the Board on July 22, 2016.

Preferred Stock Repurchase

During the nine months ended September 30, 2025, the company repurchased $1.0 billion of the $4.0 billion outstanding Series A Preferred Stock held by MassMutual for $1.15 billion.

Debt

The carrying value of our debt at September 30, 2025 was $1,624.6 million (December 31, 2024: $890.6 million). See Part I, Item 1, Financial Statements - Note 4, "Debt," for additional disclosures.

For the nine months ended September 30, 2025, the company’s weighted average cost of debt was 4.82% (nine months ended September 30, 2024: 4.70%).

Financial covenants under the Revolving credit agreement and Term loan agreement (collectively, Credit agreements) include: (i) the quarterly maintenance of an Adjusted debt/Earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses (Covenant Adjusted EBITDA) leverage ratio, as defined in the Credit agreements, of not greater than 3.25:1.00, (ii) an interest coverage ratio (Covenant Adjusted EBITDA/interest expense for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. As of September 30, 2025, we were in compliance with our financial covenants. At September 30, 2025, our leverage ratio was 0.63:1.00 (December 31, 2024: 0.25:1.00), and our interest coverage ratio was 22.70:1.00 (December 31, 2024: 26.84:1.00).

The September 30, 2025 coverage ratio calculations are as follows:

(in millions)	Total	Q3 2025	Q2 2025	Q1 2025	Q4 2024
Net income/(loss) attributable to Invesco Ltd.	$669.2	$301.3	$(12.5)	$171.1	$209.3
Dividends on preferred shares	219.4	44.4	56.6	59.2	59.2
Interest expense	71.9	25.7	20.7	13.1	12.4
Tax expense/(benefit)	223.6	(9.7)	77.0	77.6	78.7
Amortization/depreciation (1)	193.4	43.9	53.8	47.1	48.6
Common share-based compensation expense	71.9	20.9	21.7	15.2	14.1
Severance (2)	16.9	—	16.9	—	—
Regulatory matters (2)	2.5	—	—	—	2.5
Cost of preferred stock repurchase (2)	159.3	—	159.3	—	—
Unrealized (gains)/losses from investments, net (3)	4.4	(1.1)	(33.5)	23.1	15.9
Covenant Adjusted EBITDA (4)	$1,632.5	$425.4	$360.0	$406.4	$440.7
Adjusted debt (4)	$1,028.2
Leverage ratio as of September 30, 2025 (Adjusted debt/Covenant Adjusted EBITDA - maximum 3.25:1.00)	0.63
Interest coverage ratio as of September 30, 2025 (Covenant Adjusted EBITDA/Interest expense - minimum 4.00:1.00)	22.70
(1)    Includes amortization and impairment of cloud technology implementation costs.
(2)    Unusual or otherwise non-recurring gains and losses, as defined in our Credit agreements, are adjusted for in the determination of Covenant Adjusted EBITDA. Severance expense related to the reorganization of the company’s fundamental equities investment teams and costs associated with the repurchase of the company’s outstanding Series A Preferred Stock in the second quarter of 2025 were non-recurring expenses and have been removed from Covenant Adjusted EBITDA. Adjustments to Covenant Adjusted EBITDA in 2024 included the settlement of regulatory matters.
(3)    Adjustments for unrealized gains and losses from investments, as defined in our Credit agreements, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.
(4)    Covenant Adjusted EBITDA and Adjusted debt are non-GAAP financial measures that are used by management in connection with certain debt covenant calculations under our Credit agreements. The calculation of Covenant Adjusted EBITDA above (a reconciliation from Net income attributable to Invesco Ltd.) is defined by our Credit agreements, and therefore Net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to Covenant Adjusted EBITDA. The calculation of Adjusted debt is defined in our amended Credit agreements and equals debt of $1,624.6 million plus $3.6 million in letters of credit less $600.0 million of excess unrestricted cash (cash and cash equivalents less the minimum regulatory capital requirement, not to exceed $600 million).

Credit and Liquidity Risk

The company manages its capital by reviewing annual and projected cash flow forecasts and by monitoring credit, liquidity and market risks, such as interest rate and foreign currency risks (as discussed in Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk).

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. The company is primarily exposed to credit risk through its cash and cash equivalent deposits, which are held by external firms. The company invests its cash balances in its own institutional money market products, as well as with external high credit-quality financial institutions. These arrangements create exposure to concentrations of credit risk. As of September 30, 2025, our maximum exposure to credit risk related to our cash and cash equivalent balances is $973.1 million, of which $504.2 million is invested in affiliated money market funds. See Part I, Item 1, Financial Statements - Note 2, "Fair Value of Assets and Liabilities," for information regarding cash and cash equivalents invested in affiliated money market funds.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as they become due. The company is exposed to liquidity risk through its $1,624.6 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed Revolving credit agreement, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.

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

Recent Accounting Standards

See Part I, Item 1, Financial Statements - Note 1, "Accounting Policies - Accounting Pronouncements Recently Adopted.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk and foreign exchange rate risk. There have not been any material changes to the company’s exposures to market risks during the period ended September 30, 2025 that would require an update to the disclosures provided in the most recent Form 10-K.

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

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its external debt and cash and cash equivalent investments. See Part I, Item 1, Financial Statements - Note 4, “Debt,” for details of the company’s debt arrangements. As of September 30, 2025, the interest rates on 54.9% of the company’s borrowings were fixed for a weighted average period of 8.15 years, and the company had a zero balance on its Revolving credit agreement.

Foreign Exchange Rate Risk

The net assets and financial results of the company’s foreign operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco.

The company is also exposed to foreign translation risk on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation losses were $10.3 million during the nine months ended September 30, 2025 (nine months ended September 30, 2024: $3.1 million losses) and are included in General and administrative expenses and Other gains/(losses), net on the Condensed Consolidated Statements of Income.

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

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2025. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated any change in our internal control over financial reporting that occurred during the nine months ended September 30, 2025 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended September 30, 2025:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (millions)
July 1-31, 2025	562,651	$17.97	444,537	$274.0
August 1-31, 2025	459,880	$21.12	387,612	$265.8
September 1-30, 2025	386,690	$22.29	385,275	$257.2
Total	1,409,221		1,217,424
____________
(1)    An aggregate of 191,797 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.
(2)    At September 30, 2025, a balance of $257.2 million remains available under the share repurchase authorization approved by the Board on July 22, 2016.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
November 4, 2025	/s/ ANDREW R. SCHLOSSBERG
Andrew R. Schlossberg
President and Chief Executive Officer

November 4, 2025	/s/ L. ALLISON DUKES
L. Allison Dukes
Senior Managing Director and Chief Financial Officer