Form 10-K
period 2025-12-31
Invesco Ltd.
filed 2026-02-24
CIK 914208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-13908
Invesco Ltd.
(Exact Name of Registrant as Specified in Its Charter)

Bermuda				98-0557567
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)

1331 Spring Street NW,	Suite 2500,	Atlanta,	GA	30309
(Address of Principal Executive Offices)				(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
At June 30, 2025, the aggregate market value of the voting stock held by non-affiliates was $5.7 billion, based on the closing price of the registrant's Common Shares, par value U.S. $0.20 per share, on the New York Stock Exchange. At January 31, 2026, the most recent practicable date, the number of Common Shares outstanding was 443,673,777.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant will incorporate by reference information required in response to Part II, Item 5 and Part III, Items 10-14 in its definitive Proxy Statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

We include cross references to captions elsewhere in this Annual Report on Form 10-K, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

GLOSSARY OF DEFINED TERMS
Adjusted SOFR	—	Secured Overnight Financing Rate plus 0.10% adjustment
AI	—	Artificial Intelligence
AIFs	—	Alternative Investment Funds
AML/CFT		Anti-money laundering and the financing of terrorism
APAC	—	Asia-Pacific
AUM	—	Assets under management
Board	—	Board of Directors
bps	—	Basis points
CIP	—	Consolidated investment products
CISO	—	Chief Information Security Officer
CLOs	—	Collateralized loan obligations
Companies Act	—	Companies Act 1981 of Bermuda
CODM	—	Chief Operating Decision Maker
COSO	—	Committee of Sponsoring Organizations of the Treadway Commission
Covenant Adjusted EBITDA	—	A financial measure set forth in covenants in our Credit Agreements (defined below), which is defined to be earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses

Credit Agreements	—	Revolving Credit Agreement (defined below) and Term Loan Agreements (defined below), collectively, Credit Agreements
EMEA	—	Europe, Middle East and Africa
EPS	—	Earnings per share
ERISA	—	U.S. Employee Retirement Income Security Act of 1974
ESG	—	Environmental, social and governance
ETFs	—	Exchange-traded funds
EU	—	European Union
FASB	—	Financial Accounting Standards Board
GCSO	—	Global Chief Security Officer
GEIP ST	—	2010 Global Equity Incentive Plan ST
ICT	—	Information, technology and communication
IGW or Invesco Great Wall	—	Invesco Great Wall Fund Management Company Limited
Long-Term Awards	—	Common share-based awards and other long-term awards
MassMutual	—	Massachusetts Mutual Life Insurance Company
NAV	—	Net asset value
NYSE	—	New York Stock Exchange
OECD	—	Organization for Economic Cooperation and Development
PCAOB	—	Public Company Accounting Oversight Board
Revolving Credit Agreement	—	Seventh amended and restated credit agreement, dated as of May 16, 2025, among Invesco Finance PLC and Bank of America included as Exhibit 10.3 on Form 10-Q for the period ended June 30, 2025
RSAs	—	Restricted stock awards
RSUs	—	Restricted stock units
S&P	—	Standard & Poor's
SEC	—	U.S. Securities and Exchange Commission
SMAs	—	Separately managed accounts
SOFR	—	Secured Overnight Financing Rate
Term Loan Agreements	—
$500.0 million three-year and $500.0 million five-year Term Loan Credit Agreements, dated as of May 16, 2025, among Invesco Finance, Inc. and Bank of America included as Exhibit 10.1 on Form 10-Q for the period ended June 30, 2025

the company	—	Invesco Ltd. and its consolidated entities
the Parent	—	Invesco Ltd.
Report	—	this Annual Report on Form 10-K
TRS	—	Total return swap
UIT	—	Unit investment trust
U.K.	—	United Kingdom
U.S.	—	United States
U.S. GAAP	—	U.S. Generally Accepted Accounting Principles
UCITS	—	Undertakings for the Collective Investment in Transferable Securities
UTBs	—	Unrecognized tax benefits
i

VIE	—	Variable interest entity
VOE	—	Voting interest entity
ii

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
•exchange rate fluctuations, especially against the U.S. Dollar;
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

Risks Related to Market Dynamics and Volatility
•Volatility and disruption in global or regional capital and credit markets, equity, debt, private and commodity markets, as well as adverse changes in the global economy, could negatively affect our AUM, revenues, net income and liquidity.
•Our revenues and net income would likely be adversely affected by any reduction in AUM as a result of either a decline in market value of such assets or net outflows, each of which would reduce the investment management fees we earn.
•Our revenues and net income from money market and other fixed income assets may be harmed by interest rate volatility, prolonged high or low rates, liquidity, and credit volatility.
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
•Disclosure requirements and expectations related to sustainability or ESG are evolving. Our inability to meet these requirements and expectations could cause regulatory or reputational harm and affect our ability to attract and retain clients.
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
•Our Credit Agreements impose operating covenants that impact our ability to conduct certain activities and, if amounts borrowed under our Credit Agreements were subject to accelerated repayment, we might not have sufficient assets or liquidity to repay such amounts in full.
•We issued perpetual preferred stock having a value of approximately $4 billion, of which approximately $2.5 billion remains outstanding, which could adversely affect our ability to raise additional capital and may limit our ability to fund other priorities.
•Failure to maintain adequate corporate and contingent liquidity may cause our AUM, revenues and net income to decline, as well as harm our prospects for growth.
•Distribution of earnings of our subsidiaries may be subject to limitations, including regulatory net capital requirements.

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

Risks Related to Regulatory and Legal Matters
•We operate in an industry that is highly regulated in most countries, and any enforcement action or proceeding against us or significant changes in the laws or regulations governing our business or industry could damage our reputation or decrease our AUM, revenues, net income or liquidity.
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

With approximately 7,500 employees and an on-the-ground presence in more than 20 countries, Invesco is well positioned to meet the needs of investors across the globe. We have specialized investment teams managing investments across a broad range of asset classes, investment styles and geographies. For decades, individuals and institutions have viewed Invesco as a trusted partner for a comprehensive set of investment needs. We have a significant presence in the retail and institutional markets within the investment management industry in the Americas, Europe, Middle East and Africa (EMEA) and Asia-Pacific (APAC), serving clients in more than 120 countries. As of December 31, 2025, the firm managed approximately $2.2 trillion in assets for investors around the world.

The key drivers of success for Invesco are strong long-term investment performance, positive market performance, high-quality client service, effective distribution relationships delivered across a diverse spectrum of investment management capabilities, distribution channels, geographic areas and market exposures, and competitive pricing. Through our focus on these areas, we seek to deliver better outcomes for clients, generate competitive investment results and positive net flows, and increase AUM and revenues.

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
•Clients and distribution partners are demanding more from investment managers. While performance remains paramount and competitive pricing is essential, best-in class experience and value-added services (including portfolio analytics, consultative solutions, and digital tools) increasingly differentiate managers.

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
•Investors who are selecting active strategies place a high bar on proven and consistent performance across various wrappers.

Leading asset managers must quickly curate options that solve clients’ problems
•Investment capabilities will be delivered efficiently and seamlessly using vehicles and technologies including models, SMAs, and tokenized platforms.
•Investment managers are finding new ways of leveraging data and analytics to create insights that will provide strategic advantage and drive investment, distribution, and operational excellence.
•Winners will invest in talent and skills across new ecosystems, requiring new ways of working and strategic partnerships to drive synergies and scale.

These dynamics are driving fundamental changes within the industry and, we believe, will drive increasing consolidation. Additionally, the U.S. and China will continue to be the dominant global wealth markets, and global asset management leaders will need a considerable footprint in these markets, along with additional high opportunity markets in EMEA and across the globe. We believe the depth and breadth of Invesco's platform position us to understand, anticipate, and meet our clients' needs and to compete successfully with others within our industry.

Strategy

At Invesco, we seek to drive sustainable profitable growth by delivering capabilities that build enduring relationships and create better outcomes for our clients. We believe we have an advantageous position globally as a diversified, client-centric asset manager and a strategy to deliver for our shareholders. The firm's strategic priorities are aligned with four key long-term themes that are designed to sharpen our focus on clients' needs, further strengthen our business over time and help ensure our long-term success:

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
•Grow high demand private markets capabilities leveraging our strong retail channel, expanding investment strategies, and partnerships.
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

Act like owners for all stakeholders
•Harness innovation including AI to utilize next generation technology across all aspects of the business.
•Strengthen financial flexibility emphasizing operating leverage.
•Focus on meeting clients' needs and operating effectively and efficiently.

Investment Management Capabilities

We believe that the proven strength of our distinct and globally located investment teams and their well-defined investment disciplines and risk management approaches provide us with a competitive advantage. There are few independent investment managers with teams as globally diverse as Invesco's and with the same breadth and depth of investment capabilities and vehicles. We offer multiple investment objectives within the various asset classes and products that we manage. Our asset classes, broadly defined, include equity, fixed income, balanced, alternatives and money market.

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

Retail

Retail AUM were $1,515.7 billion at December 31, 2025. We offer retail products within all of the major asset classes. Our retail products are primarily distributed through third-party financial intermediaries, including major wirehouses, direct wealth platforms, regional broker-dealers, insurance companies, banks and financial planners in the Americas, and independent brokers and financial advisors, banks and direct wealth platforms in EMEA and APAC. In addition to our established retail intermediary networks, digital distribution channels are playing an increasingly important role in shaping client engagement and product delivery. Digitally native financial institutions and online wealth platforms are becoming a growing source of retail asset flows, expanding investor access to our strategies through mobile‑first and data‑driven advisory ecosystems. Further, we also continue to explore opportunities in the emerging trend of tokenization, which has the potential to transform the delivery and operational efficiency of investment products through enhanced accessibility, fractionalization, and streamlined settlement.

The Americas and EMEA retail operations rank among the largest by AUM in their respective markets. As of December 31, 2025, Invesco's U.S. retail business, including our ETFs franchise, is among the leading asset managers in the U.S., and Invesco's retail business in EMEA is among the largest non-proprietary investment managers in the retail channel. In addition, Invesco Great Wall Fund Management Company Limited (IGW or Invesco Great Wall), our joint venture in China, is one of the largest asset managers in China, with total AUM of approximately $132.5 billion at December 31, 2025. We provide our retail clients with one of the industry's most robust and comprehensive product lines.

Institutional

Institutional AUM were $654.2 billion at December 31, 2025. We offer a broad suite of domestic and global capabilities, ranging from traditional active, passive and quantitative equities, and fixed income (including money market funds for institutional clients) to multi-asset solutions to alternative investments such as real estate, private credit, and absolute return strategies. Regional sales forces distribute our products and provide services to clients and intermediaries around the world. We have a diversified client base that includes major public and private entities, unions, non-profit organizations, endowments, foundations, pension funds, financial institutions, insurers and sovereign wealth funds. Invesco's institutional money market funds serve some of the largest financial institutions, government entities and companies in the world.

AUM Diversification

We believe one of Invesco's competitive strengths is the diversification of AUM by client domicile, distribution channel and investment capability. We serve clients in more than 120 countries. The following tables present a breakdown of AUM by client domicile, distribution channel and investment capability as of December 31, 2025. See the company's disclosures regarding the changes in AUM for the year ended December 31, 2025 in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Assets Under Management” for additional information regarding changes in AUM.

By Client Domicile
(in billions)	Total	1-Yr Change
☐ Americas	$1,492.4	13.4%
☐ EMEA	356.5	37.0%
☐ APAC	321.0	18.8%
Total	$2,169.9

By Distribution Channel
(in billions)	Total	1-Yr Change
☐ Retail	$1,515.7	19.8%
☐ Institutional	654.2	12.7%
Total	$2,169.9

By Investment Capability
(in billions)	Total	1-Yr Change
☐ ETFs and Index	$630.2	30.0%
☐ Fundamental Fixed Income	311.5	11.6%
☐ Fundamental Equities	298.4	7.8%
☐ Private Markets	130.7	0.8%
☐ China JV	132.5	42.2%
☐ Multi-Asset/Other	69.7	(3.5)%
☐ Global Liquidity	189.7	(0.9)%
☐ QQQ	407.2	27.7%
Total	$2,169.9

Corporate Responsibility and Human Capital

Invesco’s long-term success depends on our ability to retain, develop, engage and attract top talent. Invesco invests significantly in talent development, employee benefit programs, technology and other resources that support our employees in developing their full potential. We believe that an employee community that is diverse and inclusive, engaged in their communities and invested in employee well-being will drive positive outcomes for our clients and shareholders.

As of December 31, 2025, the company had 7,499 (December 31, 2024: 8,508) employees with an on-the-ground presence in over 20 countries. Our employees are not covered under collective bargaining agreements.

The company operates in an environmentally responsible manner. Across Invesco offices, we carefully manage our operational activities with a focus on using natural resources wisely, increasing efficiencies wherever possible and providing a safe and healthy workplace for employees and visitors. This is the foundation of our environmental, health and safety management approach.

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

Management Contracts

We derive substantially all of our revenues from investment management contracts. Fees vary with the type of assets being managed, with higher fees earned on actively managed equity and balanced accounts, along with real estate and other alternative asset products, and with lower fees earned on fixed income, money market, stable value accounts, and ETFs. Investment management contracts are generally terminable upon thirty or fewer days' notice. Typically, retail investors may withdraw their funds at any time without prior notice and institutional clients may elect to terminate their relationship with investment managers or reduce the aggregate amount of AUM with very short notice periods.

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

Our framework leverages two governance structures: (i) our Global Investment Risk and Performance Committee oversees the management of core investment risks; and (ii) our Enterprise Risk Management Committee oversees the management of all other business- and strategy-related risks. A network of regional, business unit and risk-specific management committees, with oversight by the Enterprise Risk Management Committee, provides ongoing identification, assessment, management, monitoring, and reporting of existing and emerging risks across all domains of our business. The Board has oversight responsibility for the company’s risk management program and processes.

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

Item 1A. Risk Factors

Risks Related to Market Dynamics and Volatility

Volatility and disruption in global or regional capital and credit markets, equity, debt, private and commodity markets, as well as adverse changes in the global economy, could negatively affect our AUM, revenues, net income and liquidity.

In recent years, capital and credit markets have experienced substantial volatility. In this regard:

•In the event of extreme circumstances, including an economic, political or business crisis, such as widespread systemic failures or disruptions in the global or regional financial systems or failures of firms that have significant obligations as counterparties on financial instruments, we may suffer significant declines in AUM and severe liquidity or valuation issues in managed investment products in which client and company assets are invested, all of which would adversely affect our operating results, financial condition, liquidity, credit ratings, ability to access capital markets and ability to retain and attract key employees. Additionally, these factors could impact our ability to realize the carrying value of our goodwill and other intangible assets and have impacted the carrying value of our intangible assets in the past.
•Illiquidity and/or volatility of the global or regional risk asset markets could negatively affect our ability to manage investment products in which client and company assets are invested or client inflows and outflows or to timely meet client redemption requests.
•In the event that market values of companies involved directly in AI or exposed to AI trends, including those that are part of the Nasdaq-100 Index, decline, we may suffer declines in AUM and revenue, particularly relating to products we advise that track the Nasdaq-100 Index, such as the Invesco QQQ Trust and the Invesco NASDAQ 100 ETF.
•Uncertainties regarding geopolitical developments, such as nation state sovereignty, border disputes, diplomatic developments, social instability or changes in governmental policies, can produce volatility in global financial markets and regulatory environments. This volatility, including volatility arising from tensions between the U.S. and China, may impact the level and composition of our AUM and also negatively impact investor sentiment, which could result in reduced or negative flows. Geopolitical risks may also lead to economic sanctions, trade restrictions, or regulatory changes that adversely affect global markets and our business.
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

Declines in the market value of AUM in client portfolios. We cannot predict whether volatility in the markets will result in substantial or sustained declines in the markets generally or result in price declines in market segments in which our AUM are concentrated. Any of the foregoing could negatively impact the market value of our AUM, revenues and net income. Market declines may be driven by interest rate volatility, foreign exchange fluctuations, geopolitical instability, or other macroeconomic factors.

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

Our revenues and net income from money market and other fixed income assets may be harmed by interest rate volatility, prolonged high or low rates, liquidity, and credit volatility.

While inflation remained relatively flat in 2025, our business is exposed to risks associated with inflation and fluctuations in interest rates including rapid changes or uncertainty in rate direction. Certain institutional investors using money market products and other short-term duration fixed income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields. These redemptions would reduce AUM, thereby reducing our revenues and net income. If securities within a money market portfolio default or investor redemptions force the portfolio to realize losses, there could be negative pressure on its net asset value (NAV). Although money market investments are not guaranteed instruments, the company might decide, under such a scenario, that it is in its best interest to provide support in the form of a support agreement, capital infusion or other methods to help stabilize a declining NAV, which may have an adverse impact on our profitability. Additionally, we have investments, including collateralized loan obligations (CLOs), real estate-related loans, commercial loans, income based products inclusive of private strategies, and seed capital in fixed income funds, the valuation of which could vary with changes in interest and default rates as well as credit quality deterioration. Declines in the values of AUM could lead to reduced revenues and net income as management fees are generally calculated based upon the size of AUM.

Our financial condition and liquidity would be adversely affected by losses on our seed capital and co-investments.
The company has investments in managed investment products that invest in a variety of asset classes, including equities, fixed income products, commodities, derivatives, other similar financial instruments, and alternative investment products. Investments in these products are generally made to establish a track record, meet purchase size requirements for trading blocks or demonstrate economic alignment with other investors in our funds. Adverse market conditions may result in the need to write down the value of these seed capital and co-investments, which may adversely affect our results of operations or liquidity. As of December 31, 2025, we had approximately $1,166.3 million in seed capital and co-investments.

As many of our subsidiary operations are located outside of the U.S. and have functional currencies other than the U.S. Dollar, changes in the exchange rates to the U.S. Dollar impact our reported financial results.

The largest component of our net assets, revenues and expenses, as well as our AUM, is presently denominated in U.S. Dollars. However, we have a large number of subsidiaries outside of the U.S. whose functional currencies are not the U.S. Dollar. As a result, fluctuations in the exchange rates to the U.S. Dollar impact our reported financial results. Currency movements can also directly affect the value of AUM and related fee revenues when client assets are denominated in non-U.S. currencies. Significant strengthening of the U.S. Dollar relative to the United Kingdom (U.K.) Pound Sterling, Euro, Chinese RMB, Japanese Yen or Canadian Dollar, among other currencies, could have a material negative impact on our reported financial results.

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

The asset management industry is facing transformative pressures and trends from a variety of different sources, including increased fee pressure; a continued shift away from actively managed fundamental equities and fixed income strategies towards alternatives, passive index and smart beta strategies; increased demands from clients and distributors for client engagement and services; a trend towards institutions concentrating on fewer relationships and partners and reducing the number of investment managers they work with; consolidation among distributors and competitive pricing pressures; growth in private markets and alternatives requiring new capabilities; increased regulatory activity and scrutiny of many aspects of the asset management industry, including ESG practices and related matters, transparency/unbundling of fees, inducements, conflicts of interest, capital, liquidity, solvency, leverage, operational risk management, controls and compensation; divergent global regulatory requirements and evolving sustainability disclosure mandates; addressing the key emerging markets in the world, such as China and India, which often have populations with different needs, preferences and horizons than the more developed U.S. and European markets; advances in technology and digital wealth and distribution tools and increasing client interest in interacting digitally with their investment portfolios; cybersecurity, data privacy, and integration of artificial intelligence (AI) into investment and client service processes; and growing digital asset markets that remain subject to substantial volatility and significant regulatory uncertainty. As a result of these trends and pressures, the asset management industry is facing an increased level of disruption. If we are unable to adapt our strategy and business to adequately address these trends and pressures, we may be unable to satisfactorily meet client needs, our competitive position may weaken, and our AUM, revenues, and net income may be adversely affected.

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

Our competitors include many investment management firms and other financial institutions. Some of these institutions have greater capital and other resources, and offer more comprehensive lines of products and services, than we do. There are relatively few barriers to entry by new investment management firms, and the successful efforts of new entrants around the world have also resulted in increased competition. Further, our competitors may increase their market share to our detriment by reducing fees. Failure to achieve scale or operational efficiencies in response to these pressures could further compress margins and negatively impact profitability. The increasing size and market influence of certain distributors of our products and of certain direct competitors may have a negative impact on our ability to compete at the same levels of profitability in the future. Competitive pressures may affect our economics in multiple ways, including forcing us to reduce the fees we charge clients and increasing the cost of delivering our products through higher or more expansive revenue share, all of which could adversely impact our profitability.

In addition, technology is subject to rapid advancements and changes and our competitors may, from time to time, implement newer technologies or more advanced platforms for their services and products, including digital advisers, low cost, high speed financial applications and services and investment platforms based on AI and other advanced electronic systems, which could adversely affect our business if we are unable to remain competitive. Nontraditional competitors, including fintech firms and global platforms, may accelerate these trends and intensify pricing pressure.

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

•risks related to the ability to detect or prevent irregular accounting, employee misconduct or other fraudulent practices by any issuer or portfolio investment;
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
•exposure to stringent and complex foreign, federal, state and local laws, ordinances and regulations, including those related to private fund advisers, financial crime, permits, government contracting, conservation, exploration and production, lending, tenancy, housing affordability, occupational health and safety, employment law and regulation, foreign investment and environmental protection;
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

These risks could also result in direct liability for us by exposing us to losses, regulatory sanctions or litigation, including claims for compensatory or punitive damages. In addition, market conditions may change during the course of real estate development projects in which our investment products and clients invest that make such developments less attractive than at the time it commenced and potentially harm the investment returns of our investment products, our clients and, to the extent of our investment in such investment products, us.

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

The revenues and profitability of investment products, clients and, to the extent of our investment in such investment products, us are adversely affected when borrowers and counterparties default, in whole or in part, on their obligations or when there is a significant deterioration in the credit quality of the loan portfolio or decline in the value of collateral. In the event of a default, investment returns will depend on the ability to foreclose and liquidate the collateral. Certain debt-related holdings may be difficult or impossible to dispose of readily at what we believe to be a fair price. Investment products and clients can have exposure to lower-rated instruments and securities, which generally reflects a greater possibility that adverse changes in the financial condition of the borrower or in general economic conditions, including rising interest rates, inflation, geopolitical instability, or sector-specific stress, may impair the ability of the borrower to make payment of principal and interest.

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

Our financial performance depends, in part, on our ability to develop, market and manage new investment products and services. The development and introduction of new products and services requires continued innovative efforts on our part and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, technology integration, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements. New products often must be in the market place for three or more years in order to generate the track records required to attract significant AUM inflows. Increasingly, clients and intermediaries are looking to investment managers to deliver investment outcomes tailored to particular circumstances and needs, and to augment traditional investment management products and services with additional value-added services. A failure to continue to innovate and introduce successful new products and services or to manage effectively the risks associated with such products and services may impact our market share relevance and may cause our AUM, revenues and net income to decline.

The failure or negative performance of products offered by competitors may have a negative impact on similar Invesco products irrespective of our performance.

Many competitors offer similar products to those offered by us, and the failure or negative performance of competitors’ products could lead to a loss of confidence in similar Invesco products, irrespective of the performance of our products. Any loss of confidence in a product type could lead to withdrawals, redemptions and liquidity issues in such products, and may also increase regulatory focus and compliance costs, which could have a material adverse effect on our AUM, revenues and net income or liquidity.

Risks Related to Human Capital, Operations and Technology

Our investment management professionals and other key employees are a vital part of our ability to attract and retain clients, and the loss of key individuals or a significant portion of those professionals could result in a reduction of our AUM, revenues and net income.

Retaining highly skilled investment management and other personnel in-high demand is important to our ability to attract and retain our clients. The market for skilled investment management professionals and other key personnel is highly competitive. Our policy has been to provide our investment management professionals and other key personnel with a supportive professional working environment and compensation and benefits that we believe are competitive with other leading investment management firms. However, we may not be successful in retaining our investment management professionals and other key personnel, and the loss of significant investment professionals or other key personnel could reduce the attractiveness of our products and services to potential and current clients and could, therefore, adversely affect our AUM, revenues and net income.

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

Substantially all our revenues are derived from investment management agreements. Investment management agreements are generally terminable upon 30 or fewer days' notice. Agreements with U.S. registered funds may be terminated with notice or terminated in the event of an “assignment” (as defined in the U.S. Investment Company Act of 1940, as amended), and must be renewed and approved annually by the disinterested members of each fund's Board of Trustees or Directors, as required by law. In addition, the Boards of Trustees or Directors of certain other funds generally may terminate these investment management agreements upon written notice for any reason. Open-end registered fund and unit trust investors may generally withdraw their funds at any time without prior notice. Institutional clients may elect to terminate their relationships with us or reduce the aggregate amount of AUM, generally on short notice. Any termination of or failure to renew a significant number of these agreements, or any other loss of a significant number of our clients or AUM, would adversely affect our revenues, net income, and liquidity.

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

Disclosure requirements and expectations related to sustainability or ESG are evolving. Our inability to meet these requirements and expectations could cause regulatory or reputational harm and affect our ability to attract and retain clients.

Requirements and expectations related to commitment to and disclosures around sustainability or ESG topics continue to evolve globally. These requirements are distinct from typical financial reporting constructs, given their focus on the disclosure of future sustainability or ESG related goals and targets, the strategy and governance designed to achieve those targets, and reporting of relevant metrics delineating progress towards those targets. Additionally, sustainability or ESG related disclosure requirements may use different definitions of materiality than those used for financial statement disclosures, including a focus on so-called “double materiality,” which can evaluate a sustainability or ESG matter as material, regardless of its direct impact on us, based on broader societal impacts.

Given evolving requirements and the associated standards, methodologies, processes, and controls related to sustainability and ESG related requirements and disclosures that may impact us or our clients, diverging requirements across jurisdictions, and distinct definitions and standards for materiality that could result in conflicting disclosures across frameworks, we may make disclosures that are incorrect or incomplete or fail to make required disclosures, which may result in regulatory or reputational consequences or that may directly or indirectly impact our ability to attract and retain clients. Meeting these requirements may require significant investment in data collection, verification, and reporting systems, and reliance on third-party data providers introduces additional risk.

Further, fiduciary, anti-competitive, voting power, governance, and other concerns with ESG investment strategies continue to be the subject of legislative and regulatory debate globally, particularly at both the federal and state levels in the U.S., the outcomes of which could impact both our asset management business and our clients, as well as, potentially, our investment activities more broadly. Certain U.S. officials have suggested that sustainability or ESG related investing practices may result in violations of law, including antitrust laws, and breaches of fiduciary duty. Views on sustainability or ESG practices, particularly those related to climate issues, have also become part of political discourse, which can amplify the reputational and business risks associated with such allegations. Further risks related to ESG investment strategies include negative market perception and diminished sales effectiveness and regulatory and litigation consequences associated with greenwashing claims or driven by association with certain clients, industries or products that may be inconsistent with our other clients’ ESG priorities.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We, and the client portfolios that we manage, have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry. Many of these transactions expose us or such client portfolios to credit risk in the event of default of their counterparties. While we regularly conduct assessments of such risk posed by counterparties, an event of default may occur due to market factors, such as sudden swings in the financial and credit markets that may occur swiftly and without warning. Counterparty defaults could result in financial losses for us or our clients, regulatory scrutiny, and reputational harm.

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

In recent years, several financial services firms suffered cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of confidential data, litigation and regulatory enforcement actions and reputational harm. Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level. Our status as a global financial institution and the nature of our client base may enhance the risk that we are targeted by such cyber threats. Although we take protective measures, including measures to secure information effectively through system security technology, have many controls, processes, digital backup and recovery processes in place, and seek to continually monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption, our technology systems may still be vulnerable to unauthorized access as a result of an external attack, actions by employees or vendors with access to our systems, computer malware or other events that have a security impact and that result in the disclosure or release of confidential information inadvertently or through malfeasance, or result in the loss (temporarily or permanently) of data, applications or systems. The third parties with which we do business or which facilitate our business activities, including financial intermediaries and technology infrastructure, data storage and service providers, are also susceptible to the foregoing risks (including those related to the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities may therefore be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology or infrastructure institutions or intermediaries with whom we or they are interconnected or conduct business. Further, third-party service providers may have limited indemnification obligations to us in the event a cyber incident causes us to incur loss or damages.

A breach of our technology systems could damage our reputation and could result in the unauthorized disclosure or modification or loss of sensitive or confidential information (including client data); unauthorized disclosure, modification or loss of proprietary information relating to our business; inability to process client or company transactions and processes; breach and termination of client contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the breach, including damage to systems and recovery of lost data; additional security costs to mitigate against future incidents; regulatory actions (including fines and penalties, which could be material); and litigation costs resulting from the incident. Such consequences could have a negative effect on our AUM, revenues and net income.

Our ability to manage and grow our business successfully can be impeded by systems and other technological limitations.

Our continued success in effectively managing and growing our business depends on our ability to integrate our varied accounting, financial, information and operational systems on a global basis. Moreover, adapting or developing the existing technology systems we use to meet our internal needs, as well as client needs, industry demands and new regulatory requirements, is also critical for our business. The introduction of new technologies, such as our Alpha/Hybrid investment platform, presents new challenges and new potential risks to us. On an ongoing basis, we need to upgrade and improve our technology, including our data processing, financial, accounting, shareholder servicing and trading systems. Implementing any such upgrades, updates or other changes or replacements for our systems may be expensive and time-consuming, could divert management’s focus away from core business activities and may adversely affect our business if additional or unanticipated time or resources are necessary to complete any such changes to our systems. If the updated or new systems, such as our Alpha/Hybrid investment platform, do not operate as anticipated or if other unforeseen issues arise with the transition to the new or updated systems, our business may be adversely affected. Further, we also must be proactive and prepared to implement new technology when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. These needs could present operational issues or require significant capital and may require us to reevaluate the current value and/or expected useful lives of the technology we use, which could negatively impact our AUM, revenues, net income and liquidity.

If we are unable to successfully recover from a man-made or natural disaster, severe weather event, health crisis or pandemic or other business continuity problem, we could suffer material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

If we were to experience a man-made or natural disaster, severe weather event, health crisis or pandemic, or other business continuity problem, our continued success will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we believe our operational size, multiple office locations and our existing back-up systems should mitigate adverse impacts. Nevertheless, given our global presence, we could still experience near-term operational problems with regard to particular areas of our operations. Although we seek to regularly assess and improve our existing business continuity plans, a major disaster, a disaster that affected certain important operating areas, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

The extent to which our business, revenues, AUM and net income are affected by a future pandemic will largely depend on future events, which cannot be accurately predicted, including the duration, severity and the length of time it will take for the economy to recover from the negative impacts on human capital and potentially permanent impacts on how we operate.

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

The trading price of an ETF’s shares or units fluctuates continuously throughout trading hours. While an ETF’s creation/redemption feature and the arbitrage mechanism are designed to make it more likely that the ETF’s shares or units normally will trade at prices close to the ETF’s NAV, exchange prices may deviate significantly from the NAV. ETF market prices are subject to numerous potential risks, including significant market volatility; imbalances in supply and demand; trading halts invoked by a stock exchange; and inability or unwillingness of market makers, authorized participants, settlement systems or other market participants to perform functions necessary for an ETF’s arbitrage. Operational disruptions, technology failures, or cybersecurity incidents affecting exchanges, clearing systems, or third-party service providers could further impair ETF trading and settlement. Regulatory changes or restrictions on arbitrage or liquidity requirements may also negatively impact ETF pricing and functioning.

If market events lead to instances where an ETF trades at prices that deviate significantly from the ETF’s NAV or indicative value, or trading halts are invoked by the relevant stock exchange or market, investors may lose confidence in ETF products and sell their holdings, which could result in reputational harm and cause our AUM, revenue and net income to decline.

The recent advancements in and increased use of AI present risks and challenges that may adversely impact our business.

We or our third-party vendors, clients or counterparties have developed and may continue to develop or incorporate AI technology in certain business processes, services or products. The development and use of AI present a number of risks and challenges to our business. The legal and regulatory environment relating to AI is rapidly evolving, in the U.S., E.U., and internationally, and includes regulation targeted specifically at AI technology, including the EU AI Act, portions of which have already come into force with more to follow this year and in future years, as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. Global divergence in AI regulations and evolving standards could create conflicting requirements across jurisdictions, increase compliance costs, and heighten enforcement risk. These evolving laws and regulations could require changes in our implementation of AI technology, increase our compliance costs and the risk of non-compliance, and restrict or impede our ability to develop, adopt and deploy AI technologies efficiently and effectively. If not appropriately governed, managed and controlled, AI models, particularly generative AI models, may produce output or take action that is incorrect or outdated, that result in the release of personal, confidential or proprietary information, that reflect biases included in the data on which they are trained or introduced during the training or fine tuning process, that infringe on the intellectual property rights of others, or that is otherwise harmful. The complexity and limited transparency of many AI models make it challenging to understand why they generate particular outputs, increasing governance and monitoring risks. Use of third-party AI models may introduce additional risk, as we may have limited visibility into their training data, validation processes, and controls to prevent unauthorized or harmful content. This results in potential risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Further, AI tools, whether embedded in third party systems or in tools that we develop, that are used to support regulated activities such as investment decision making and client reporting present unique risks, including errors in algorithms or assumptions, data quality issues, and potential bias, that could adversely affect investment performance and increase business and compliance risks. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures. In addition to our use of AI technologies, we are exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks. Generative AI may be exploited to create sophisticated phishing schemes, ransomware attacks, or other cyber threats, which could result in financial losses, liquidity outflows, or systemic market disruptions. If our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability.

Risks Related to Accounting, Capital Management and Liquidity

The carrying value of goodwill and other intangible assets on our balance sheet has become impaired in the past and could become impaired in the future, which would adversely affect our results of operations.

We have goodwill and indefinite-lived intangible assets on our balance sheet that are subject to annual impairment reviews. We also have definite-lived intangible assets on our balance sheet that are subject to impairment testing. Goodwill and intangible assets totaled $8,477.1 million and $3,927.3 million, respectively, at December 31, 2025. We recorded a non-cash impairment of $1,794.9 million related to our indefinite-lived intangible assets related to acquired management contracts of U.S. retail mutual funds during the year ended December 31, 2025, and we may not realize the full value of our remaining goodwill and indefinite-lived intangible assets. We perform impairment reviews of these assets on an annual basis, or more frequently if impairment indicators are present. A variety of factors can result in impairment. Should the fair value be less than the carrying amount of either the goodwill or intangible assets, a write-down of the related assets would occur, adversely affecting our net income for the period. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Goodwill” and “- Intangibles,” for additional details of our impairment analysis process.

Our Credit Agreements impose operating covenants that impact our ability to conduct certain activities and, if amounts borrowed under our Credit Agreements were subject to accelerated repayment, we might not have sufficient assets or liquidity to repay such amounts in full.

Our Credit Agreements require us to maintain specified financial ratios, including maximum debt-to-earnings and minimum interest coverage ratios. The Credit Agreements also contain customary affirmative operating covenants and negative covenants that, among other things, limit certain of our subsidiaries' ability to incur debt and restrict our ability to transfer assets, merge, make loans and other investments and create liens. The breach of any covenant could result in a default under the applicable Credit agreement. Compliance with these covenants may be affected by factors outside our control, including market volatility, declines in AUM or revenues, increased regulatory or operational costs, and adverse macroeconomic conditions. In the event of any such default, lenders that are party to the Revolving Credit Agreement could refuse to make further extensions of credit to us and require all amounts borrowed under the Credit Agreements, together with accrued interest and other fees, to be immediately due and payable. If any indebtedness under the Credit Agreements were subject to accelerated repayment, and if we had at that time a significant amount of outstanding debt under the Credit Agreements, we might not have sufficient liquid assets to repay such indebtedness in full.

We issued perpetual preferred stock having a value of approximately $4 billion, of which approximately $2.5 billion remains outstanding, which could adversely affect our ability to raise additional capital and may limit our ability to fund other priorities.

We issued approximately $4 billion of 5.9% fixed rate perpetual preferred stock in connection with the acquisition of OppenheimerFunds Inc., and we repurchased $1.5 billion of such preferred stock in 2025, leaving approximately $2.5 billion remaining outstanding. This issuance may limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes, may restrict our ability to pay dividends to holders of common shares in certain circumstances, may increase our vulnerability to general economic and industry conditions, and will require a significant portion of cash flow from operations to make required dividend payments to preferred shareholders.

Failure to maintain adequate corporate and contingent liquidity may cause our AUM, revenues and net income to decline, as well as harm our prospects for growth.

Our ability to meet anticipated cash needs depends upon a number of factors, including our creditworthiness and ability to generate operating cash flows. Failure to maintain adequate liquidity could lead to unanticipated costs and force us to revise existing strategic and business initiatives. Liquidity needs may also arise from unexpected client redemptions, collateral requirements for derivatives or financing arrangements, or obligations related to seed capital and fund support. Our access to equity and debt markets on reasonable terms may be limited by adverse market conditions, including tax and interest rates, a reduction in our long- or short-term credit ratings, or changes in government regulations. Inadequate liquidity could force us to sell assets at unfavorable prices or limit our ability to invest in growth initiatives. Failure to obtain funds and/or financing, or any adverse change to the cost of obtaining such funds and/or financing, may cause our AUM, revenues and net income to decline, curtail our operations and limit or impede our prospects for growth.

Distribution of earnings of our subsidiaries may be subject to limitations, including regulatory net capital requirements.

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

All of our regulated European Union (EU) and U.K. subsidiaries are subject to capital requirements under applicable EU and U.K. requirements, and we maintain capital within this European sub-group to satisfy these regulations. We meet these requirements in part by holding cash and cash equivalents. This retained cash can be used for general business purposes in the European sub-group in the countries where it is located. Due to the capital restrictions, the ability to transfer cash between certain jurisdictions may be limited. In addition, transfers of cash between international jurisdictions may have adverse tax consequences. As of December 31, 2025, our minimum regulatory capital requirement was $309.9 million. Complying with our regulatory commitments may result in an increase in the capital requirements applicable to the European sub-group. Finally, as a result of regulatory requirements, certain of these subsidiaries may be required to limit their dividends to the company.

Risks Related to Strategic Transactions

We may engage in strategic transactions that could create risks.

We regularly review, and from time-to-time engage in strategic transactions, some of which may be material. Strategic transactions also pose the risk that any business we acquire may lose customers or employees or could underperform relative to expectations. We could also experience financial or other setbacks if potential or actual acquisitions or divestitures encounter unanticipated problems, including problems related to closing or integration. Transactions may also involve unexpected costs or delays in achieving anticipated synergies. Following the completion of a strategic acquisition, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, to the acquired business for a period of time. There can be no assurance that such sellers will do so in a manner that is acceptable to us.

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

MassMutual is entitled to designate an individual to serve on our board so long as it beneficially owns at least (i) 10% of our issued and outstanding shares of common stock; or (ii) 5% of our issued and outstanding shares of common stock and $2.0 billion in aggregate liquidation preference of our Series A preferred shares. Additionally, we are not permitted to take certain actions without the prior written approval of MassMutual, including making certain changes in our capital structure or our organizational documents, adopting a shareholder rights plan or effectuating certain business combination transactions. MassMutual’s level of ownership and influence may make some transactions (such as those involving mergers, material share issuances or changes in control) more difficult or impossible without the support of MassMutual, which in turn could adversely affect the market price of our shares of common stock or prevent our shareholders from realizing a premium over the market price for their shares of our common stock. The interests of MassMutual may conflict with the interests of other shareholders.

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

Risks Related to Regulatory and Legal Matters

We operate in an industry that is highly regulated in most countries, and any enforcement action or proceeding against us or significant changes in the laws or regulations governing our business or industry could damage our reputation or decrease our AUM, revenues, net income or liquidity.

Like other investment management companies, our activities are highly regulated in nearly every country in which we conduct business. The regulatory environment in which we operate frequently changes, and in recent years we have observed a significant increase in both regulatory changes and enforcement actions and proceedings brought by governmental agencies and self-regulatory authorities against financial services companies. Laws and regulations generally grant governmental agencies and industry self-regulatory authorities broad administrative discretion over our activities, including the power to require registrations or licenses, limit or restrict our business activities, conduct examinations, risk assessments, investigations and capital adequacy reviews and impose remedial programs to address perceived deficiencies. As a result of regulatory oversight, we could face requirements, actions or proceedings that negatively impact the way in which we conduct business, delay or deny approval for new products or service offerings, cause or contribute to reduced sales of or increased redemptions of our existing products or services, impair the investment performance of certain of our products or services, impact our product mix, increase our compliance costs and/or impose additional capital requirements. Our regulators likewise have the authority to commence enforcement actions or proceedings that could lead to penalties and sanctions up to and including the revocation of registrations or licenses necessary to operate certain businesses, the suspension or expulsion from a particular jurisdiction or market of any of our business organizations or their key personnel or the imposition of fines and censures on us or our employees. Further, regulators across borders can coordinate actions against us resulting in impacts on our business in multiple jurisdictions. Judgments or findings of wrongdoing or non-compliance with applicable laws or regulations by governmental authorities or industry self-regulatory authorities, or in private civil litigation against us, could affect our reputation, increase our costs of doing business and/or negatively impact our revenues. Any of the effects discussed above could have a material negative impact on our AUM, revenues, net income or liquidity.

Current and anticipated regulatory developments include requirements related to AI, cybersecurity, and digital operational resilience, as well as evolving ESG disclosure standards and cross-border data transfer restrictions. Global divergence in these regulations could create conflicting obligations and increase compliance complexity. These changes may require significant investment of management time and resources, impact product design and distribution, and materially increase compliance costs or capital requirements. Failure to comply with these evolving requirements could result in enforcement actions, reputational harm, and restrictions on our ability to operate in certain jurisdictions.

A substantial portion of the products and services we offer in the U.S. are regulated by the SEC, Financial Industry Regulatory Authority, Commodity Futures Trading Commission, National Futures Association, Department of Labor and Texas Department of Banking, in the U.K. are regulated by the Financial Conduct Authority and in Hong Kong, China, and Japan are regulated by the Securities and Futures Commission of Hong Kong, the China Securities Regulatory Commission, and the Financial Services Agency, respectively. Subsidiaries operating in the EU and the products and services they provide are mainly regulated by the Commission de Surveillance du Secteur Financier in Luxembourg and Central Bank of Ireland, and by the European Securities and Markets Authority. Such subsidiaries are also subject to various EU Directives, which generally are implemented by member state national legislation and by EU Regulations. Our operations elsewhere in the world are regulated by similar agencies and authorities.

Regulators in the U.S., U.K., EU and Asia, have promulgated or are considering whether to promulgate various new or revised regulatory measures pertaining to financial services, including investment management.

Regulatory developments and changes specific to our business will or may include, without limitation:

•Regulations that place restrictions on certain outbound investments from the United States or by U.S. persons to companies operating in certain countries and/or industries perceived to be adverse to national security interests of the United States, such as the U.S. Department of Treasury’s Outbound Investment Security Program Rule that became effective in 2025, may impede our ability to provide certain products and/or make certain investments and add complexity to our compliance program with heightened regulatory requirements.
•Regulations pertaining to privacy and the use, protection, transfer and management of personal data with respect to clients, employees and business partners. Privacy laws, such as the European and U.K. General Data Protection Regulation, U.S. state privacy laws and financial sector regulations, India’s Digital Personal Data Protection Act, China’s Personal Information Protection Law and Bermuda's Personal Information Protection Act, have strengthened privacy requirements for organizations handling personal data, granted individuals more rights and control over the use of their personal data and greatly increased penalties for non-compliance. In addition, rules and legal requirements for international transfers of personal data from Europe and Asia create additional complexity and risk, particularly regarding integrated global cloud-based systems and business services employed by us. An emerging risk is the use of personal data in AI systems, including privacy regulations related to automated decision making based on personal data.
•Regulations aimed at addressing concerns associated with open-end funds making investments in less liquid asset classes. Financial regulators in the U.S., U.K. and EU have periodically expressed concern that the daily redeemability features of these funds may create a “liquidity mismatch” with the assets in which they invest, and that this mismatch can give rise to investor dilution and systemic risk, especially in times of financial market stress. In the EU, recent amendments to the Undertakings for the Collective Investment in Transferable Securities (UCITS) and Alternative Investment Fund Managers directive frameworks introduce new rules regarding the use of certain liquidity management tools by UCITS funds and AIFs. Regulations intended to address such perceived liquidity risk could impede our ability to provide certain types of investment strategies in open-end funds or impair the investment performance of certain of our existing open-end fund products.
•Regulations pertaining to the integration of ESG in asset management. These regulations have materially impacted the asset management industry in the EU and U.K in recent years. In particular, these regulations have required the integration of sustainability risks within investment management processes and imposed enhanced disclosure requirements on the ESG characteristics of EU and U.K. investment products. In the EU, proposed changes to the Sustainable Finance Disclosure Regulation were released in 2025 and will lead to significant changes to funds’ ESG features and categorizations. The EU Corporate Sustainability Reporting Directive sets out new ESG disclosure requirements for EU domiciled companies and non-EU groups having substantial activities in the EU (like we do) based on new European standards. Certain U.S. states are pursuing similar initiatives, albeit with varying requirements. Further, the SEC in the recent past has increased its enforcement activity relating to ESG disclosures and practices of asset managers and may do so again. Equally, several Asian jurisdictions are introducing climate-related risk and reporting requirements as well as ESG product disclosure standards. Varying or inconsistent ESG-related regulations across multiple jurisdictions in which we operate can adversely impact the types of investment products and services that we can provide, increase our compliance costs and increase the risk that we could be subject to enforcement actions or proceedings for ESG-related compliance failures.
•More rigorous laws and regulations applicable to asset managers with respect to anti-money laundering and the financing of terrorism (AML/CFT), which may increase our compliance costs and regulatory enforcement risk. For example, recent amendments to regulations under the U.S. Bank Secrecy Act will require our subsidiaries that are U.S. registered investment advisers to implement reasonably designed AML/CFT programs, file suspicious activity reports with the Financial Crimes Enforcement Network, maintain certain associated records and fulfill certain other obligations, similar to requirements imposed on banks and broker-dealers in the U.S.

•Regulations promulgated from time-to-time to mitigate cybersecurity and information, technology and communication (ICT) risks, including regulations that could require asset managers and certain types of investment funds to adopt and implement procedures that are reasonably designed to address cybersecurity and ICT risks and to promptly report significant cybersecurity and ICT-related incidents to relevant regulators or even publicly. New cybersecurity and ICT-related requirements may raise our compliance costs, while compelled disclosure of cybersecurity or ICT-related incidents could cause us reputational harm.
•The application of antitrust, change in bank control and similar competition laws and regulations to the asset management industry, including proposed amendments to these laws and regulations that could require large asset managers like us to, in certain circumstances, make acquisition notification filings or requests for approval with the U.S. Federal Trade Commission, Department of Justice and/or U.S. banking regulators before we acquire securities for the accounts of our clients, and the potential for antitrust regulators to promulgate regulations limiting common ownership of competitive companies by a single fund or by affiliated funds in a single fund complex. Developments in these laws and regulations and their application to our business could impede our ability to provide certain products or limit the AUM of certain investment strategies that we provide.

We cannot predict the full impact of legal and regulatory changes, changes in the interpretation of existing laws and regulations or possible enforcement actions or proceedings on our business. Such matters have imposed, and are likely to continue to impose, new compliance costs and/or capital requirements or impact us in other ways that could have a material adverse impact on our AUM, revenues, net income or liquidity. Moreover, certain legal or regulatory changes could require us to modify our strategies, businesses, product portfolios or operations, and we may incur other new costs or impacts, including the investment of significant management time and resources, to satisfy new regulatory requirements or to compete in a changed regulatory environment. In recent years, certain regulatory developments have also added to downward pressures on our fee levels.

Civil litigation and governmental investigations and enforcement actions or proceedings against us could adversely affect our AUM and future net income and increase our costs of doing business.

We and certain of our subsidiaries have in recent years been subject to various legal proceedings, including civil litigation and governmental investigations and enforcement actions and proceedings. These proceedings can arise from normal business operations and/or matters that have been the subject of previous regulatory examinations. As a global company with investment products registered and/or regulated in numerous countries and subject to the jurisdiction of one or more regulators in each country, at any given time our business operations may be subject to review, investigation or disciplinary action. For example, governmental agencies and authorities regularly make inquiries, conduct investigations and administer examinations with respect to the company's compliance with applicable laws and regulations. Lawsuits or regulatory enforcement actions arising out of these inquiries may in the future be filed against the company, its subsidiaries and/or its employees. Judgments in civil litigation or findings of wrongdoing by these agencies or authorities against us could affect our reputation, result in damages, fines, penalties or sanctions for which we would be responsible and/or increase our costs of doing business, any of which could have a material negative impact on our AUM, revenues, net income or liquidity.

Legislative and other measures that may be taken by governmental authorities could materially increase our tax burden or otherwise adversely affect our net income or liquidity.

The international tax environment continues to change as a result of both coordinated actions by governments and unilateral measures designed by individual countries, both intended to address concerns over tax base erosion, profit shifting, and perceived international tax avoidance. A growing number of jurisdictions have enacted, or have announced that they will enact, legislation to implement aspects of the Organization for Economic Cooperation and Development’s (OECD) global anti-base erosion rules intended to ensure that multinational companies pay a 15% minimum level of tax on a jurisdictional basis. In most jurisdictions, the new minimum tax rules were effective in 2024 with certain aspects of the rules becoming effective in 2025. In addition, in response to the OECD’s minimum tax proposal, Bermuda has enacted a corporate tax regime with a tax rate of 15%, effective January 1, 2025. As a result of these developments, our tax liabilities could increase.

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

Our Credit Agreements borrowing rates are tied to our credit ratings. A reduction in our long-term credit ratings could increase our borrowing costs, could limit our access to the capital markets and may result in outflows, thereby reducing AUM, revenues and net income. Volatility in global financing markets may also affect our ability to access the capital markets should we seek to do so. If we are unable to access capital markets in a timely manner, our business could be adversely affected.

Insurance may not be available at a reasonable cost to protect us from loss or liability.

We face inherent risks of loss or liability arising from client claims, third-party actions, regulatory proceedings, and operational failures, including cyber incidents. To mitigate these risks, we purchase insurance in amounts and at deductible levels we consider appropriate, where coverage is available at reasonable cost. However, there is no assurance that a claim will be covered, that coverage limits will be sufficient, that insurers will fulfill their obligations, or that coverage will remain available on cost-effective terms. Insurance costs are influenced by market conditions, claims experience, and our risk profile, and may rise sharply over short periods. In some cases, coverage may be unavailable or only obtainable at prohibitive cost. Renewals may also result in higher premiums, increased deductibles, or greater co-insurance obligations, which could adversely affect our liquidity and financial condition.

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

Cyber threats are considered one of the most significant risks facing financial institutions. To mitigate that risk, we have a designated Global Chief Security Officer (GCSO) who leads our Global Security Department, which is responsible for identifying, assessing, and managing cybersecurity threats. Our GCSO has experience in the public and private sectors, specializing in security, investigations, and incident response. The Global Security Department oversees, among others, the following groups across Invesco: Information Security, Strategic Intelligence, Corporate Security, Enterprise Resilience, Business Continuity, Crisis Management, Global Privacy Office, Business Security, and Projects & Strategy. This structure supports a more comprehensive, holistic approach to keeping our clients, employees, and critical assets safe, upholding privacy rights, and enabling a secure and resilient business.

The information security program for the company is led by our Chief Information Security Officer (CISO) who reports directly to the GCSO and has extensive experience in information security and risk management. Our information security program is designed to oversee all aspects of information security risk and seeks to ensure the confidentiality, integrity, and availability of information assets, including the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect our information assets.

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

As of December 31, 2025, we have not experienced any cyber incidents that have materially affected or are reasonably likely to materially affect Invesco’s business strategy, results of operations or financial condition.

Item 2.  Properties

Our registered office is located in Hamilton, Bermuda, and our corporate headquarters is in leased office space at 1331 Spring Street NW, Suite 2500, Atlanta, Georgia, 30309, U.S.A. Our principal regional centers are maintained in leased facilities, except as noted below, in the following locations:

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

Item 3.  Legal Proceedings

See Part II, Item 8, Financial Statements and Supplementary Data, Note 17, "Commitments and Contingencies" for information regarding legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed and traded on the NYSE under the symbol “IVZ.” At January 31, 2026, there were approximately 4,700 holders of record of our common shares.

The following graph illustrates the cumulative total shareholder return of our common shares over the five-year period beginning from the market close on the last trading day of 2020 through and including the last trading day in the fiscal year ended December 31, 2025 and compares it to the cumulative total return of the Standard & Poor's (S&P) 500 Index and to a group of peer investment management companies. This table is not intended to forecast future performance of our common shares.

Cumulative Shareholder Returns

Note:    Asset Manager Index includes Alliance Bernstein, Bank of New York Mellon, BlackRock, Franklin Resources,
Invesco Ltd., Janus Henderson, Lazard, Northern Trust, State Street and T. Rowe Price.

Securities Authorized for Issuance under Equity Compensation Plans

The equity compensation plan information required in Item 201(d) of Regulation S-K is set forth in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025 and is incorporated by reference in this Report.

Repurchases of Equity Securities

The following table shows common share repurchase activity during the three months ended December 31, 2025:

Month	Total Number of Common Shares Purchased (1)	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (2) (millions)
October 1 - 31, 2025	389,050	$23.40	366,728	$248.7
November 1 - 30, 2025	316,301	$23.54	315,213	$241.2
December 1 - 31, 2025	352,704	$26.17	343,305	$232.2
	1,058,055		1,025,246
____________
(1)    An aggregate of 32,809 common shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards during the three months ended December 31, 2025.
(2)    At December 31, 2025, a balance of $232.2 million remains available under the common share repurchase authorization approved by the Board on July 22, 2016.

Item 6.  [Reserved]

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis disclosed herein apply to material changes in the Consolidated Financial Statements for 2025 and 2024. For the comparison of 2024 and 2023, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the company’s 2024 Annual Report on Form 10-K, filed with the SEC on February 25, 2025. The following discussion and analysis of the results of operations and financial condition of Invesco should be read in conjunction with the “Forward-looking Statements” disclosure set forth before Part I and the “Risk Factors” set forth in Item 1A of Part I of this Annual Report on Form 10‑K, each of which describe our risks, uncertainties and other important factors in more detail.

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

The table below summarizes the year ended December 31 returns based on price appreciation/(depreciation) of several major market indices for 2025 and 2024:

	Year ended December 31,
Equity Indices - Domestic	2025	2024
S&P 500	16.4%	23.3%
S&P 500 Equal-Weight	9.3%	10.9%
S&P 500 Growth	21.4%	35.2%
S&P 500 Value	11.0%	9.8%
NASDAQ 100	20.2%	24.9%
Equity Indices - Global
FTSE 100 (local currency)	21.5%	5.7%
MSCI AC Asia Pacific	25.3%	7.2%
MSCI China (local currency)	28.3%	15.7%
MSCI Emerging Markets	30.6%	5.1%
MSCI Europe (local currency)	16.3%	5.8%
MSCI Japan (local currency)	21.8%	18.5%
Fixed Income Indices
Bloomberg US Aggregate Bond	7.3%	1.3%
Bloomberg Global Aggregate Bond (local currency)	4.4%	(1.7)%
Bloomberg China Aggregate Bond	5.1%	4.9%

We continued to make progress on strengthening our capital management, simplifying and focusing our organization, investing in our key capabilities, and accelerating growth to position the company for greater scale, performance and improved profitability.

We are delivering on our commitment to deleverage and maintain a strong balance sheet. We repaid in full the $500.0 million three-year Term Loan Agreement entered into in the second quarter of 2025 and ended the year with cash and cash equivalents of $1.0 billion. Additionally, on January 15, 2026, we redeemed the $500.0 million of senior notes that matured on January 15, 2026. We believe the progress we have made to build financial flexibility has Invesco well-positioned to navigate various market conditions and deliver long-term growth. We remain committed to returning capital to shareholders longer term through a combination of share repurchases and modestly increasing dividends. During the year, the company repurchased 5.4 million common shares for $100.4 million in the open market, and we expect to continue common share repurchases on a regular basis going forward. Additionally, we repurchased $1.5 billion of Invesco’s outstanding Series A Preferred Stock during the year. We also amended and restated the $2.0 billion floating rate Revolving Credit Agreement, increasing the borrowing capacity to $2.5 billion and extending the expiration date to May 16, 2030.

In addition to our previously announced broader strategic product and distribution partnership with Barings (MassMutual's global asset management subsidiary), we also announced a new strategic partnership with LGT Capital Partners during the fourth quarter. These partnerships aim to develop a suite of multi-alternative private markets solutions focused on the U.S. wealth and retirement channels.

On December 20, 2025, Invesco QQQ Trust converted from a unit investment trust (UIT) to an open-end fund ETF. The modernized QQQ ETF provides investors with a more beneficial way to access the companies of the Nasdaq-100 Index, including a reduced expense ratio and enhanced operational flexibility. This change also deepens the company's ability to generate new revenues and drive profitability.

During the fourth quarter, we completed the sale of the intelliflo business as part of our efforts to sharpen our strategic focus. We also completed the sale of 60% of our interest in Invesco Asset Management (India) Private Limited to IndusInd
International Holdings Limited to enhance the revenue generation of the business by combining our asset management expertise with their domestic distribution network.

On January 13, 2026, we announced that we entered into an agreement to sell our Canadian fund management agreements to CI Global Asset Management and form a long-term strategic partnership under which we will continue to provide portfolio management services through a sub-advisory arrangement to approximately 66 of the 104 Canadian mutual funds and ETFs with approximately $9 billion of AUM.

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

Summary Operating Information

Wherever a non-GAAP measure is referenced, a disclosure will follow in the narrative or in the note referring the reader to the Schedule of Non-GAAP Information, where additional details regarding the use of the non-GAAP measure by the company are disclosed, along with reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures. To enhance the readability of the Results of Operations section, separate tables for each of the revenue, expense and other income and expenses sections of the income statement introduce the narrative that follows, providing a section-by-section review of the company’s income statements for the periods presented.

Summary operating information for 2025, 2024 and 2023 is presented in the table below.

(in millions, other than per common share amounts, operating margins and AUM)	Year ended December 31,
U.S. GAAP Financial Measures Summary	2025	2024	2023
Operating revenues	$6,377.1	$6,067.0	$5,716.4
Operating income/(loss)	$(695.7)	$832.1	$(434.8)
Operating margin	(10.9)%	13.7%	(7.6)%
Net income/(loss) attributable to Invesco Ltd.	$(726.3)	$538.0	$(333.7)
Diluted earnings per share (EPS)	$(1.60)	$1.18	$(0.73)

Non-GAAP Financial Measures Summary(1)
Net revenues	$4,658.5	$4,400.5	$4,310.7
Adjusted operating income	$1,557.8	$1,370.7	$1,213.5
Adjusted operating margin	33.4%	31.1%	28.2%
Adjusted net income attributable to Invesco Ltd.	$922.0	$781.7	$689.7
Adjusted diluted earnings per share (EPS)	$2.03	$1.71	$1.51

Assets Under Management
Ending AUM (billions)	$2,169.9	$1,846.0	$1,585.3
Average AUM (billions)	$2,000.1	$1,712.2	$1,500.6
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

	1st Quartile			2nd Quartile			Above Benchmark
	1yr	3yr	5yr	1yr	3yr	5yr	1yr	3yr	5yr
Overall	38%	44%	48%	27%	26%	19%	61%	63%	70%

Fundamental Equities	19%	31%	40%	34%	28%	10%	39%	35%	52%
Fundamental Fixed Income	15%	22%	23%	38%	44%	42%	45%	59%	64%
Multi-Asset	44%	55%	46%	19%	6%	6%	76%	77%	71%
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
AUM measured in the one, three and five year quartile rankings represents 35%, 34% and 33% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three and five year basis represents 44%, 43%, and 42% of total Invesco AUM as of 12/31/2025. Peer group rankings are sourced from a widely-used third-party ranking agency in each fund’s market (Morningstar, IA, Lipper, eVestment, Mercer, Galaxy, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

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

Changes in AUM were as follows:

	2025	2024	2023
(in billions)	Total AUM	Total AUM	Total AUM
Beginning Assets (January 1)	$1,846.0	$1,585.3	$1,409.2
Long-term inflows	515.0	419.0	299.1
Long-term outflows	(433.8)	(353.9)	(288.9)
Net long-term flows (1)	81.2	65.1	10.2
Net flows in non-management fee earning AUM (1)	22.1	29.8	6.2
Net flows in money market funds	1.1	23.4	(11.1)
Total net flows	104.4	118.3	5.3
Reinvested distributions	24.5	16.0	11.5
Market gains and losses	193.9	142.7	161.1
Dispositions	(15.9)	—	(1.4)
Foreign currency translation	17.0	(16.3)	(0.4)
Ending Assets (December 31)	$2,169.9	$1,846.0	$1,585.3
Average AUM
Average long-term AUM	$1,428.6	$1,233.0	$1,091.3
Average AUM	$2,000.1	$1,712.2	$1,500.6
Average QQQ AUM	$351.8	$275.8	$187.5

	2025	2024	2023
Revenue yield (bps)
U.S. GAAP gross revenue yield (2)	33.7	37.4	40.4
Net revenue yield ex performance fees (3)	23.0	25.4	28.4
____________
(1)    Non-management fee earning flows include Invesco QQQ Trust’s flows prior to its restructuring from an UIT to an open-end fund ETF on December 20, 2025. Net long-term flows include Invesco QQQ Trust’s flows beginning on December 20, 2025.
(2)    U.S. GAAP gross revenue yield on AUM is equal to U.S. GAAP annualized total operating revenues divided by average AUM, excluding IGW AUM. The average AUM for IGW was $109.0 billion in 2025 (2024: $88.6 billion, 2023: $87.2 billion). It is appropriate to exclude the average AUM of IGW as the revenues resulting from these AUM are not presented in our U.S. GAAP operating revenues. The U.S. GAAP gross revenue yield is not a good measure because the numerator excludes the management fees earned from CIP, although the denominator of the measure includes the AUM of these investment products. Net revenue yield metrics include the Net revenues and average AUM of IGW and CIP. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.
(3)    Performance fees are earned when defined performance metrics are achieved. Therefore, net revenue yield is calculated excluding performance fees. Net revenue yield includes net revenues from Invesco QQQ Trust beginning on December 20, 2025.

Flows

There are numerous drivers of AUM inflows and outflows, including individual investor decisions to change investment preferences, fiduciaries and other gatekeepers making broad asset allocation decisions on behalf of their clients, and reallocation of investments within portfolios. We are not a party to these asset allocation decisions, as the company does not generally have access to the underlying investors' decision-making process, including their risk appetite or liquidity needs. Therefore, the company is not in a position to provide meaningful information regarding the drivers of inflows and outflows.

Market Returns

Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. The table in the “Executive Overview” section of this Management's Discussion and Analysis summarizes returns based on price appreciation/(depreciation) of several major market indices for the years ended December 31, 2025 and December 31, 2024.

Foreign Exchange Rates

During the year ended December 31, 2025, we experienced an increase in AUM of $17.0 billion due to changes in foreign exchange rates (December 31, 2024: AUM decreased $16.3 billion; December 31, 2023: AUM decreased $0.4 billion).

Total AUM by Channel (1)

	2025			2024			2023
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$1,846.0	$1,265.6	$580.4	$1,585.3	$1,042.0	$543.3	$1,409.2	$872.3	$536.9
Long-term inflows	515.0	359.0	156.0	419.0	319.6	99.4	299.1	219.9	79.2
Long-term outflows	(433.8)	(308.1)	(125.7)	(353.9)	(259.6)	(94.3)	(288.9)	(214.5)	(74.4)
Net long-term flows	81.2	50.9	30.3	65.1	60.0	5.1	10.2	5.4	4.8
Net flows in non-management fee earning AUM	22.1	22.7	(0.6)	29.8	28.7	1.1	6.2	5.9	0.3
Net flows in money market funds	1.1	4.2	(3.1)	23.4	1.5	21.9	(11.1)	1.4	(12.5)
Total net flows	104.4	77.8	26.6	118.3	90.2	28.1	5.3	12.7	(7.4)
Reinvested distributions	24.5	24.3	0.2	16.0	15.8	0.2	11.5	11.0	0.5
Market gains and losses	193.9	160.1	33.8	142.7	123.4	19.3	161.1	145.2	15.9
Transfers	—	(9.5)	9.5	—	—	—	—	—	—
Dispositions	(15.9)	(9.4)	(6.5)	—	—	—	(1.4)	—	(1.4)
Foreign currency translation	17.0	6.8	10.2	(16.3)	(5.8)	(10.5)	(0.4)	0.8	(1.2)
Ending Assets (December 31)	$2,169.9	$1,515.7	$654.2	$1,846.0	$1,265.6	$580.4	$1,585.3	$1,042.0	$543.3

Total AUM by Client Domicile (2)

	2025				2024				2023
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$1,846.0	$1,315.5	$270.2	$260.3	$1,585.3	$1,133.9	$235.5	$215.9	$1,409.2	$999.4	$223.5	$186.3
Long-term inflows	515.0	241.9	178.0	95.1	419.0	212.5	121.0	85.5	299.1	154.0	77.1	68.0
Long-term outflows	(433.8)	(231.3)	(143.1)	(59.4)	(353.9)	(190.7)	(94.9)	(68.3)	(288.9)	(156.0)	(67.0)	(65.9)
Net long-term flows	81.2	10.6	34.9	35.7	65.1	21.8	26.1	17.2	10.2	(2.0)	10.1	2.1
Net flows in non-management fee earning AUM	22.1	25.4	1.4	(4.7)	29.8	23.8	0.1	5.9	6.2	7.2	(0.3)	(0.7)
Net flows in money market funds	1.1	(3.3)	3.7	0.7	23.4	24.0	—	(0.6)	(11.1)	(11.7)	1.3	(0.7)
Total net flows	104.4	32.7	40.0	31.7	118.3	69.6	26.2	22.5	5.3	(6.5)	11.1	0.7
Reinvested distributions	24.5	24.0	—	0.5	16.0	15.8	—	0.2	11.5	11.3	—	0.2
Market gains and losses	193.9	118.5	20.6	54.8	142.7	101.5	16.3	24.9	161.1	130.4	6.3	24.4
Transfer	—	—	—	—	—	(3.4)	3.6	(0.2)	—	—	—	—
Dispositions	(15.9)	—	(15.9)	—	—	—	—	—	(1.4)	(1.4)	—	—
Foreign currency translation	17.0	1.7	6.1	9.2	(16.3)	(1.9)	(11.4)	(3.0)	(0.4)	0.7	(5.4)	4.3
Ending Assets (December 31)	$2,169.9	$1,492.4	$321.0	$356.5	$1,846.0	$1,315.5	$270.2	$260.3	$1,585.3	$1,133.9	$235.5	$215.9
____________
See accompanying notes immediately following these AUM tables.

Total AUM by Investment Capability (3)

	Twelve months ended December 31, 2025
(in billions)	Total	ETFs and Index (4)	Fundamental Fixed Income (5)	Fundamental Equities (6)	Private Markets (7)	China JV (8)	Multi-Asset/ Other (9)	Global Liquidity (10)	QQQ (11)
Beginning Assets (January 1)	$1,846.0	$484.9	$279.1	$276.7	$129.6	$93.2	$72.2	$191.4	$318.9
Long-term inflows	515.0	197.6	89.6	50.5	28.4	124.0	19.9	—	5.0
Long-term outflows	(433.8)	(135.4)	(72.5)	(71.6)	(30.6)	(101.2)	(19.0)	—	(3.5)
Net long-term flows	81.2	62.2	17.1	(21.1)	(2.2)	22.8	0.9	—	1.5
Net flows in non-management fee earning AUM	22.1	—	—	—	—	—	0.3	—	21.8
Net flows in money market funds	1.1	—	—	—	—	3.2	0.3	(2.4)	—
Total net flows	104.4	62.2	17.1	(21.1)	(2.2)	26.0	1.5	(2.4)	23.3
Reinvested distributions	24.5	0.6	2.2	20.1	0.8	—	0.6	0.2	—
Market gains and losses	193.9	79.0	11.0	20.6	(0.1)	8.5	9.7	0.2	65.0
Dispositions	(15.9)	—	—	—	—	—	(15.9)	—	—
Foreign currency translation	17.0	3.5	2.1	2.1	2.6	4.8	1.6	0.3	—
Ending Assets (December 31)	$2,169.9	$630.2	$311.5	$298.4	$130.7	$132.5	$69.7	$189.7	$407.2
Average AUM	$2,000.1	$553.6	$299.0	$284.0	$131.3	$108.7	$75.6	$196.1	$351.8

	Twelve months ended December 31, 2024
(in billions)	Total	ETFs and Index (4)	Fundamental Fixed Income (5)	Fundamental Equities (6)	Private Markets (7)	China JV (8)	Multi-Asset/ Other (9)	Global Liquidity (10)	QQQ (11)
Beginning Assets (January 1)	$1,585.3	$363.0	$270.7	$274.2	$130.8	$83.5	$66.2	$166.9	$230.0
Long-term inflows	419.0	193.0	68.5	38.3	25.1	75.3	18.8	—	—
Long-term outflows	(353.9)	(121.8)	(60.8)	(66.8)	(20.9)	(64.9)	(18.7)	—	—
Net long-term flows	65.1	71.2	7.7	(28.5)	4.2	10.4	0.1	—	—
Net flows in non-management fee earning AUM	29.8	—	—	—	—	—	0.7	—	29.1
Net flows in money market funds	23.4	—	—	—	—	(0.8)	0.6	23.6	—
Total net flows	118.3	71.2	7.7	(28.5)	4.2	9.6	1.4	23.6	29.1
Reinvested distributions	16.0	0.5	2.1	11.6	0.8	—	0.6	0.4	—
Market gains and losses	142.7	53.3	3.1	22.6	(4.6)	2.4	5.5	0.6	59.8
Foreign currency translation	(16.3)	(3.1)	(4.5)	(3.2)	(1.6)	(2.3)	(1.5)	(0.1)	—
Ending Assets (December 31)	$1,846.0	$484.9	$279.1	$276.7	$129.6	$93.2	$72.2	$191.4	$318.9
Average AUM	$1,712.2	$424.7	$274.9	$280.4	$129.6	$87.5	$71.4	$167.9	$275.8
___________
See accompanying notes immediately following these AUM tables.

	Twelve months ended December 31, 2023
(in billions)	Total	ETFs and Index (4)	Fundamental Fixed Income (5)	Fundamental Equities (6)	Private Markets (7)	China JV (8)	Multi-Asset/ Other (9)	Global Liquidity (10)	QQQ (11)
Beginning Assets (January 1)	$1,409.2	$286.2	$259.5	$255.3	$130.5	$89.3	$64.3	$178.2	$145.9
Long-term inflows	299.1	124.9	60.7	38.6	16.6	44.7	13.6	—	—
Long-term outflows	(288.9)	(91.2)	(59.7)	(59.6)	(15.5)	(46.2)	(16.7)	—	—
Net long-term flows	10.2	33.7	1.0	(21.0)	1.1	(1.5)	(3.1)	—	—
Net flows in non-management fee earning AUM	6.2	—	—	—	—	—	(0.3)	—	6.5
Net flows in money market funds	(11.1)	—	—	—	—	1.3	(0.1)	(12.3)	—
Total net flows	5.3	33.7	1.0	(21.0)	1.1	(0.2)	(3.5)	(12.3)	6.5
Reinvested distributions	11.5	0.3	1.9	7.8	0.8	—	0.4	0.3	—
Market gains and losses	161.1	42.3	9.5	30.9	(0.9)	(3.0)	4.2	0.5	77.6
Dispositions	(1.4)	—	—	—	(1.4)	—	—	—	—
Foreign currency translation	(0.4)	0.5	(1.2)	1.2	0.7	(2.6)	0.8	0.2	—
Ending Assets (December 31)	$1,585.3	$363.0	$270.7	$274.2	$130.8	$83.5	$66.2	$166.9	$230.0
Average AUM	$1,500.6	$317.5	$262.6	$265.5	$128.8	$86.6	$67.1	$185.0	$187.5
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
(8)    China JV includes AUM managed by IGW. Comparative periods have been recast to align with the current period’s investment capability presentation.
(9)    Multi-Asset/Other includes Global Asset Allocation, Invesco Quantitative Strategies, Global Targeted Returns, Solutions, UITs, including certain ETFs managed within this capability, and AUM managed by Invesco Asset Management (India) Private Limited until the October 31, 2025 sale. Comparative periods have been recast to align with the current period’s investment capability presentation.
(10)    Global Liquidity is comprised mainly of Money Market funds.
(11)    QQQ includes Invesco QQQ Trust.

Results of Operations for the Year Ended December 31, 2025 compared to December 31, 2024

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

	Years ended December 31,			2025 vs 2024		2024 vs 2023
(in millions)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Investment management fees	$4,615.3	$4,342.3	$4,106.0	$273.0	6.3%	$236.3	5.8%
Service and distribution fees	1,518.1	1,479.7	1,374.6	38.4	2.6%	105.1	7.6%
Performance fees	41.5	46.4	46.7	(4.9)	(10.6)%	(0.3)	(0.6)%
Other	202.2	198.6	189.1	3.6	1.8%	9.5	5.0%
Total operating revenues	6,377.1	6,067.0	5,716.4	310.1	5.1%	350.6	6.1%

Revenue Adjustments:
Investment management fees	(909.3)	(816.6)	(766.4)	(92.7)	11.4%	(50.2)	6.6%
Service and distribution fees	(1,070.6)	(1,048.8)	(911.7)	(21.8)	2.1%	(137.1)	15.0%
Other	(147.2)	(160.2)	(147.1)	13.0	(8.1)%	(13.1)	8.9%
Total Revenue Adjustments (1)	(2,127.1)	(2,025.6)	(1,825.2)	(101.5)	5.0%	(200.4)	11.0%
Invesco Great Wall	364.0	318.1	368.3	45.9	14.4%	(50.2)	(13.6)%
CIP	44.5	41.0	51.2	3.5	8.5%	(10.2)	(19.9)%
Net revenues (2)	$4,658.5	$4,400.5	$4,310.7	$258.0	5.9%	$89.8	2.1%
_________
(1)    Total Revenue Adjustments remove pass through investment management fees, service and distribution fees, and other revenues and equal the same amount as the Third-party distribution, service and advisory expenses.
(2)    See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net inflows (or outflows), and changes in the mix of investment products between and within asset classes and geographies may materially affect our revenues from period to period. See the company’s disclosures regarding the changes in AUM during the year ended December 31, 2025 and December 31, 2024 in the “Assets Under Management” section above for additional information. In addition, as fee rates differ across geographic locations, changes to the mix of AUM between geographies and exchange rates have an impact on operating revenues and net revenue yields.

Average AUM was $2,000.1 billion for the year ended December 31, 2025 as compared to $1,712.2 billion for the year ended December 31, 2024. As secular shifts in client demand continue, our broad set of investment capabilities have allowed us to capture evolving client product preferences, including products that have lower net revenue yields. As a result, net revenue yield excluding performance fees declined to 23.0 basis points (bps) for the year ended December 31, 2025 from 25.4 bps for the year ended December 31, 2024.

Investment Management Fees

Investment management fees were $4,615.3 million for the year ended December 31, 2025 as compared to $4,342.3 million for the year ended December 31, 2024. The impact of foreign exchange rate movements increased Investment management fees by $35.9 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. After allowing for foreign exchange movements, Investment management fees increased by $237.1 million as a result of higher average AUM. See discussion above on how AUM changes impact our Investment management fees.

Service and Distribution Fees

For the year ended December 31, 2025, Service and distribution fees were $1,518.1 million as compared to $1,479.7 million for the year ended December 31, 2024. After allowing for foreign exchange movements, Service and distribution fees increased by $31.9 million due to higher distribution fees of $61.4 million resulting from higher average AUM, partially offset by lower fund-related service fees.

Performance Fees

For the years ended December 31, 2025, Performance fees were $41.5 million as compared to $46.4 million for the year ended December 31, 2024. Performance fees for the years ended December 31, 2025 and 2024 were primarily generated from multi-asset/other, private markets and fundamental equities products.

Other Revenues

For the year ended December 31, 2025, Other revenues were $202.2 million as compared to $198.6 million for the year ended December 31, 2024.

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

Net revenues from IGW were $364.0 million and average AUM was $109.0 billion for the year ended December 31, 2025 (Net revenues were $318.1 million and average AUM was $88.6 billion, for the year ended December 31, 2024). The increase in IGW revenues was primarily due to higher average AUM partially offset by the shift in AUM toward lower yield products.

CIP

Management believes that the consolidation of investment products may impact a reader's analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, management believes that it is appropriate to adjust operating revenues for the impact of CIP in calculating Net revenues. As Investment management and Performance fees earned by Invesco from the CIP are eliminated upon consolidation of the CIP, management believes that it is appropriate to add these Operating revenues back in the calculation of Net revenues. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of Net revenues.

Investment management and Performance fees earned from CIP were $44.5 million in the year ended December 31, 2025, as compared to $41.0 million for the year ended December 31, 2024.

Operating Expenses

The main categories of operating expenses, and the dollar and percentage changes between periods, are as follows:

	Years ended December 31,			2025 vs 2024		2024 vs 2023
(in millions)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Third-party distribution, service and advisory	$2,127.1	$2,025.6	$1,825.2	$101.5	5.0%	$200.4	11.0%
Employee compensation	2,002.8	2,014.2	1,885.8	(11.4)	(0.6)%	128.4	6.8%
Marketing	84.0	81.3	82.1	2.7	3.3%	(0.8)	(1.0)%
Property, office and technology	450.0	474.3	450.1	(24.3)	(5.1)%	24.2	5.4%
General and administrative	576.5	594.7	567.6	(18.2)	(3.1)%	27.1	4.8%
Transaction, integration and restructuring (1)	—	—	41.6	—	N/A	(41.6)	N/A
Amortization and impairment of intangibles	1,832.4	44.8	1,298.8	1,787.6	3,990.2%	(1,254.0)	(96.6)%
Total operating expenses	$7,072.8	$5,234.9	$6,151.2	$1,837.9	35.1%	$(916.3)	(14.9)%

The table below sets forth these expense categories as a percentage of total Operating expenses and Operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

(in millions)	2025	% of Total Operating Expenses	% of Total Operating Revenues	2024	% of Total Operating Expenses	% of Total Operating Revenues	2023	% of Total Operating Expenses	% of Total Operating Revenues
Third-party distribution, service and advisory	$2,127.1	30.1%	33.4%	$2,025.6	38.7%	33.4%	$1,825.2	29.7%	31.9%
Employee compensation	2,002.8	28.3%	31.4%	2,014.2	38.5%	33.2%	1,885.8	30.7%	33.0%
Marketing	84.0	1.2%	1.3%	81.3	1.5%	1.4%	82.1	1.3%	1.5%
Property, office and technology	450.0	6.4%	7.1%	474.3	9.1%	7.8%	450.1	7.3%	7.9%
General and administrative	576.5	8.1%	9.0%	594.7	11.4%	9.8%	567.6	9.2%	9.9%
Transaction, integration and restructuring (1)	—	—%	—%	—	—%	—%	41.6	0.7%	0.7%
Amortization and impairment of intangibles	1,832.4	25.9%	28.7%	44.8	0.8%	0.7%	1,298.8	21.1%	22.7%
Total operating expenses	$7,072.8	100.0%	110.9%	$5,234.9	100.0%	86.3%	$6,151.2	100.0%	107.6%
__________
(1)    Transaction, integration and restructuring charges were primarily restructuring costs relating to our strategic evaluation which we completed in the first quarter of 2023.

Operating expenses increased $1,837.9 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 and included a $1,794.9 million non-cash impairment of our indefinite-lived intangible assets related to prior acquisitions of management contracts of U.S. retail mutual funds. Excluding the intangible asset impairment, Operating expenses increased $43.0 million. The impact of foreign exchange rate movements increased operating expenses by $36.9 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

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

Third-party distribution, service and advisory expenses were $2,127.1 million for the year ended December 31, 2025 as compared to $2,025.6 million for the year ended December 31, 2024. The impact of foreign exchange rate movements increased third-party expenses by $13.8 million for the year ended December 31, 2025 as compared for the year ended December 31, 2024. After allowing for foreign exchange rate changes, the increase in expenses was $87.7 million primarily due to higher average AUM, partially offset by lower fund related costs. See "Schedule of Non-GAAP Information" for additional disclosures.

Employee Compensation

Employee compensation includes salary, cash bonuses and long-term incentive plans designed to attract and retain the highest caliber employees. Employee staff benefit plan costs and payroll taxes are also included in Employee compensation.

Employee compensation was $2,002.8 million for the year ended December 31, 2025 as compared to $2,014.2 million for the year ended December 31, 2024. The impact of foreign exchange rate movements increased Employee compensation by $13.6 million for the year ended December 31, 2025 as compared for the year ended December 31, 2024. After allowing for foreign exchange rate changes, there was a decrease in Employee compensation of $25.0 million. The decrease primarily resulted from a net decrease of $122.9 million in expense related to common share-based awards and other long-term awards (collectively, Long-Term Awards) due to changes to the retirement criteria for vesting adopted in the third quarter of 2024, partially offset by higher variable compensation costs of $51.4 million primarily driven by higher revenues. The decrease was also offset by higher benefits and payroll taxes of $22.0 million and $16.9 million of severance expense related to the reorganization of the fundamental equities investment teams.

Headcount at December 31, 2025 was 7,499 (December 31, 2024; 8,508). The decrease in headcount was primarily due to the sale of the intelliflo business and the sale of 60% of our interest in Invesco Asset Management (India) Private Limited that were completed in the fourth quarter of 2025.

Marketing

Marketing expenses include the cost of direct advertising of our products through trade publications, television and other media, and public relations costs, such as the marketing of the company's products through conferences or other sponsorships.

Marketing expenses were $84.0 million for the year ended December 31, 2025 as compared to $81.3 million for the year ended December 31, 2024.

Property, Office and Technology

Property, office and technology expenses include rent and utilities for our various leased facilities, depreciation of company-owned property, equipment and software, and other technology expenses including maintenance and licensing fees.

Property, office and technology expenses were $450.0 million for the year ended December 31, 2025 as compared to $474.3 million for the year ended December 31, 2024. The decrease was primarily due to lower property and technology costs, partially offset by an $8.0 million software impairment related to a strategic change to the company's fixed income investment platform in the second quarter of 2025.

General and Administrative

General and administrative expenses include information service subscriptions, irrecoverable indirect taxes, employee travel, professional fees, recruitment and training costs as well as costs for outsourced services such as technology, middle office and back office management services.

General and administrative expenses were $576.5 million for the year ended December 31, 2025 as compared to $594.7 million for the year ended December 31, 2024. After allowing for foreign exchange rate changes, General and administrative expenses decreased by $25.1 million. The decrease was primarily due to a $52.5 million expense related to the settlement of certain regulatory matters in the year ended December 31, 2024, partially offset by higher costs of $22.6 million in the year ended December 31, 2025 related to newly launched CIP.
Amortization and impairment of intangible assets

Amortization and impairment of intangible assets was $1,832.4 million for the year ended December 31, 2025 as compared to $44.8 million for the year ended December 31, 2024. The increase was primarily due to a $1,794.9 million non-cash impairment of our indefinite-lived intangible assets related to management contracts of U.S. retail mutual funds.

Operating Income, Adjusted Operating Income, Operating Margin and Adjusted Operating Margin

Operating loss was $(695.7) million for the year ended December 31, 2025, as compared to an operating gain of $832.1 million for the year ended December 31, 2024. Operating margin (operating income divided by operating revenues) decreased to (10.9)% for the year ended December 31, 2025 from 13.7% in the year ended December 31, 2024 primarily as a result of the $1,794.9 million intangible asset impairment as discussed above.

Adjusted operating income increased to $1,557.8 million for the year ended December 31, 2025 from $1,370.7 million for the year ended December 31, 2024. Adjusted operating margin increased to 33.4% for the year ended December 31, 2025 from 31.1% for the year ended December 31, 2024. See “Schedule of Non-GAAP Information” for a reconciliation of Operating revenues to Net revenues, a reconciliation of Operating income to Adjusted operating income and additional important disclosures regarding Net revenues, Adjusted operating income and Adjusted operating margin.

Other Income and Expenses

The main categories of other income and expenses, and the dollar and percentage changes between periods are as follows:

	Years ended December 31,			2025 vs 2024		2024 vs 2023
(in millions)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Equity in earnings of unconsolidated affiliates	$104.8	$43.0	$71.3	$61.8	143.7%	$(28.3)	(39.7)%
Interest and dividend income	53.9	58.9	47.8	(5.0)	(8.5)%	11.1	23.2%
Interest expense	(82.5)	(58.0)	(70.5)	(24.5)	42.2%	12.5	(17.7)%
Other gains and losses, net	55.9	47.7	98.0	8.2	17.2%	(50.3)	(51.3)%
Other income/(expense) of CIP, net	184.2	81.6	50.3	102.6	125.7%	31.3	62.2%
Total other income and expenses	$316.3	$173.2	$196.9	$143.1	82.6%	$(23.7)	(12.0)%

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates increased to $104.8 million for the year ended December 31, 2025 as compared to $43.0 million for the year ended December 31, 2024. The increase was primarily driven by an increase in income of $28.9 million from our private markets real estate investments and $27.7 million from our joint venture investment in IGW.

Interest and dividend income

Interest and dividend income was $53.9 million for the year ended December 31, 2025 as compared to $58.9 million for the year ended December 31, 2024. The decrease was primarily due to a decrease in interest income earned from Cash and cash equivalents, partially offset by higher dividend income earned on our private markets investments.

Interest expense

Interest expense was $82.5 million for the year ended December 31, 2025 as compared to $58.0 million for the year ended December 31, 2024. The year ended December 31, 2025 included interest expense related to the new Term Loan Agreements entered into on May 16, 2025.

Other gains and losses, net

Other gains and losses, net was a gain of $55.9 million for the year ended December 31, 2025 as compared to a net gain of $47.7 million for the year ended December 31, 2024. The net gains for the years ended December 31, 2025 and 2024 included net market gains on deferred compensation related investments and hedging instruments of $55.1 million and $39.7 million, respectively.

Other income/(expense) of CIP, net

Other income/(expense) of CIP, net includes interest and dividend income, interest expense, and realized and unrealized gains and losses on the underlying investments and debt owned by CIP. For the year ended December 31, 2025, net interest income of CIP was $116.3 million as compared to $139.5 million for the year ended December 31, 2024. The decrease in net interest income was primarily a result of a newly consolidated investment product in the year ended December 31, 2024 which was deconsolidated in the year ended December 31, 2025 as well as lower net interest income earned by the CLOs. For the year ended December 31, 2025, other gains and losses of CIP were a net gain of $67.9 million as compared to a net loss of $57.9 million for the year ended December 31, 2024. The net gain for the year ended December 31, 2025 was attributable to market-driven gains on investments held by consolidated funds. The net loss for the year ended December 31, 2024 was attributable to market-driven losses on investments held by consolidated funds.

Net impact of CIP and related noncontrolling interests in consolidated entities

The adjustment to Net income for the Net income/(loss) attributable to noncontrolling interests in consolidated entities removes the income/(expense) of CIP which is attributable to third-party investors. Therefore, the consolidation of investment products did not have an impact on Net income attributable to Invesco for the years ended December 31, 2025 and 2024. Also, the net income or loss of CIP is taxed at the investor level, not at the product level; therefore, a tax provision is not reflected in the net impact of CIP.

Income Tax Expense

The income tax provision was a benefit of $(204.6) million for the year ended December 31, 2025, compared to an expense of $252.9 million for the year ended December 31, 2024, resulting in effective tax rates of 53.9% and 25.2% for the years ended December 31, 2025 and 2024, respectively. The net benefit for the year ended December 31, 2025 was primarily due to the federal and state income tax benefit related to the loss before income taxes which was further increased by the favorable resolution of an income tax matter, including the impact of a decrease in the deferred income tax rate and the reversal of a reserve for uncertain tax positions, and the favorable impact of the net income attributable to non-controlling interests in consolidated entities and equity method investments in corporate joint ventures. For additional income tax information, please refer to Note 14, “Taxation,” in Part II, Item 8, Financial Statements and Supplementary Data.

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

Reconciliation of Operating revenues to Net revenues:

(in millions)	2025	2024	2023
Operating revenues, U.S. GAAP basis	$6,377.1	$6,067.0	$5,716.4
Revenue adjustments: (1)
Investment management fees	(909.3)	(816.6)	(766.4)
Service and distribution fees	(1,070.6)	(1,048.8)	(911.7)
Other	(147.2)	(160.2)	(147.1)
Total revenue adjustments	(2,127.1)	(2,025.6)	(1,825.2)
Invesco Great Wall (2)	364.0	318.1	368.3
CIP (3)	44.5	41.0	51.2
Net revenues	$4,658.5	$4,400.5	$4,310.7

Reconciliation of Operating income/(loss) to Adjusted operating income:

(in millions)	2025	2024	2023
Operating income/(loss), U.S. GAAP basis	$(695.7)	$832.1	$(434.8)
Invesco Great Wall (2)	234.0	163.3	201.9
CIP (3)	84.6	60.2	84.8
Transaction, integration and restructuring (4)	—	—	41.6
Amortization and impairment of intangible assets (5)	1,832.4	44.8	1,298.8
Compensation expense related to market valuation changes of deferred compensation liabilities (6)	77.6	70.2	41.2
One-time acceleration of compensation expense for outstanding Long-Term Awards (7)	—	147.6	—
Severance (8)	16.9	—	—
Software impairment (9)	8.0	—	—
General and administrative (10)	—	52.5	(20.0)
Adjusted operating income	$1,557.8	$1,370.7	$1,213.5

Operating margin (11)	(10.9)%	13.7%	(7.6)%
Adjusted operating margin (12)	33.4%	31.1%	28.2%

Reconciliation of Net income/(loss) attributable to Invesco to Adjusted net income attributable to Invesco:

(in millions, except per common share data)	2025	2024	2023
Net income/(loss) attributable to Invesco Ltd., U.S. GAAP basis	$(726.3)	$538.0	$(333.7)
Adjustments (excluding tax):
Transaction, integration and restructuring (4)	—	—	41.6
Amortization and impairment of intangible assets (5)	1,832.4	44.8	1,298.8
Deferred compensation net market valuation changes (6)	8.5	17.6	(18.6)
One-time acceleration of compensation expense for outstanding Long-Term Awards (7)	—	147.6	—
Severance (8)	16.9	—	—
Software impairment (9)	8.0	—	—
General and administrative (10)	—	52.5	(20.0)
Total adjustments excluding tax	$1,865.8	$262.5	$1,301.8
Impact of deferred income tax rate change (13)	(39.0)	—	—
Tax adjustment for amortization of intangible assets and goodwill (14)	16.4	17.6	16.7
Tax adjustment for impairment of intangible assets (15)	(427.0)	—	(296.1)
Other tax effects of adjustments above	(7.9)	(36.4)	1.0
Cost of preferred stock repurchase (16)	240.0	—	—
Adjusted net income attributable to Invesco Ltd.	$922.0	$781.7	$689.7

Average common shares outstanding - diluted	455.0	457.7	456.2
Diluted EPS	$(1.60)	$1.18	$(0.73)
Adjusted diluted EPS (17)	$2.03	$1.71	$1.51
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
(3)    CIP: See Item 8, Financial Statements and Supplementary Data, Note 18, “Consolidated Investment Products,” for a detailed analysis of the impact to the company’s Condensed Consolidated Financial Statements from the consolidation of CIP. The company believes that the CIP may impact a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information about the company by analysts or external credit rating agencies that is not reflective of the underlying results of operations and financial condition of the company. Accordingly, the company believes that it is appropriate to adjust Operating revenues and Operating income for the impact of CIP in calculating the respective Net revenues and Adjusted operating income (and by calculation, Adjusted operating margin).
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

(6)    Market valuation changes related to deferred compensation plan liabilities: Certain deferred compensation plan awards provide a return to the employee linked to the appreciation (depreciation) of specified investments. The company economically hedges the exposure to market movements on these deferred compensation liabilities. Since these liabilities are economically hedged, the company believes it is useful to remove the market movements related to the deferred compensation plan liabilities from the calculation of Adjusted operating income (and by calculation, Adjusted operating margin) and to remove the net impact of the economic hedge in arriving at Adjusted net income (and by calculation, Adjusted diluted EPS) to produce results that will be more comparable period to period.
(7)    One-time acceleration of compensation expense for outstanding Long-Term Awards: In the third quarter of 2024, the company recorded a one-time acceleration of Compensation expense of $147.6 million resulting from changes to the retirement criteria for vesting of outstanding Long-Term Awards. Due to the non-recurring nature of this item, the company removed this expense in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income, and Adjusted diluted EPS as this will aid comparability of our results period to period.
(8)    Severance: In the second quarter of 2025, the company removed the severance expense related to the reorganization of its fundamental equities investment teams. The company removed this expense in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income, and Adjusted diluted EPS, as this will aid comparability of our results period to period and aid comparability with peer companies that may not have similar reorganization related charges.
(9)    Software impairment: In the second quarter of 2025, the company removed the non-cash software impairment related to a strategic change in our fixed income investment platform. The company removed the expense in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income, and Adjusted diluted EPS as this will aid comparability of our results period to period.
(10)    General and administrative: In 2024, the company removed the expense related to the settlement of regulatory matters. In 2023, the company removed insurance recoveries related to fund-related losses incurred in prior periods. Due to the non-recurring nature of these items, the company removed these expenses in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income and Adjusted diluted EPS as this will aid comparability of our results period to period.
(11)    Operating margin is equal to Operating income divided by Operating revenues.
(12)    Adjusted operating margin is equal to Adjusted operating income divided by Net revenues.
(13)    Impact of deferred income tax rate change: In the third quarter of 2025, the company removed a non-cash income tax benefit of $39.0 million related to the revaluation of the deferred tax liabilities for indefinite-lived intangible assets as a result of a decrease in the tax rate. The company removed this discrete tax benefit in arriving at Adjusted net income and Adjusted diluted EPS as it does not have a cash flow impact and will aid comparability of our results period to period.
(14)    Tax adjustment for amortization of intangible assets and goodwill: The company reflects the tax benefit realized on the tax amortization of goodwill and intangible assets in Adjusted net income. The company believes it is useful to include this tax benefit in arriving at Adjusted net income and Adjusted diluted EPS measure.
(15)    Tax adjustment for impairment of intangible assets: The company removed the non-cash income tax benefit related to the impairment of our indefinite-lived intangible assets. The company removed this discrete tax benefit in arriving at Adjusted net income and Adjusted diluted EPS as it does not have a cash flow impact and will aid comparability of our results period to period.
(16)    Cost of preferred stock repurchase: In 2025, the company repurchased $1.5 billion of the company’s outstanding Series A Preferred Stock held by MassMutual. The company removed the costs associated with the repurchase in arriving at Adjusted net income (and by calculation, Adjusted diluted EPS) as this will aid comparability of our results period to period and aid comparability with peer companies that may not have similar repurchase related charges.
(17)    Adjusted diluted EPS is equal to Adjusted net income attributable to Invesco Ltd. divided by the weighted average number of common and restricted common shares outstanding.

Balance Sheet Discussion (1)

The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP for the reasons outlined in footnote 1 to the table:

	December 31, 2025			December 31, 2024
Balance sheet information (in millions)	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
ASSETS
Cash and cash equivalents	$1,037.5	$—	$1,037.5	$986.5	$—	$986.5
Investments	1,381.1	397.1	1,778.2	1,240.0	401.4	1,641.4
Goodwill and intangible assets, net	12,404.4	—	12,404.4	14,067.4	—	14,067.4
Other assets (2)	2,121.2	11.2	2,132.4	2,340.5	11.1	2,351.6
Investments and other assets of CIP (3)	10,149.8	(10,149.8)	—	8,374.5	(8,374.5)	—
Total assets	$27,094.0	$(9,741.5)	$17,352.5	$27,008.9	$(7,962.0)	$19,046.9
LIABILITIES
Debt	$1,825.1	$—	$1,825.1	$890.6	$—	$890.6
Other liabilities (4)	3,296.4	—	3,296.4	3,596.4	—	3,596.4
Debt and other liabilities of CIP	8,967.6	(8,967.6)	—	6,853.1	(6,853.1)	—
Total liabilities	14,089.1	(8,967.6)	5,121.5	11,340.1	(6,853.1)	4,487.0
EQUITY
Total equity attributable to Invesco Ltd.	12,231.0	—	12,231.0	14,559.9	—	14,559.9
Noncontrolling interests (5)	773.9	(773.9)	—	1,108.9	(1,108.9)	—
Total equity	13,004.9	(773.9)	12,231.0	15,668.8	(1,108.9)	14,559.9
Total liabilities and equity	$27,094.0	$(9,741.5)	$17,352.5	$27,008.9	$(7,962.0)	$19,046.9
____________
(1)    This table includes non-GAAP presentations. Assets of CIP are not available for use by Invesco. Additionally, there is no recourse to Invesco for CIP debt.
(2)    Amounts include Accounts receivable, Property, equipment and software, and Other assets.
(3)    Amounts also include Cash and cash equivalents, Accounts receivable, and Other assets of CIP.
(4)    Amounts include Accrued compensation and benefits, Accounts payable and accrued expenses, and Deferred tax liabilities.
(5)    Amounts include Redeemable noncontrolling interests in consolidated entities and Equity attributable to nonredeemable noncontrolling interests in consolidated entities.

Cash and cash equivalents

Cash and cash equivalents increased $51.0 million from $986.5 million at December 31, 2024 to $1,037.5 million at December 31, 2025. See “Cash Flows Discussion” below within this Management's Discussion and Analysis for additional discussion regarding the movements in cash flows during the periods. See Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies - Cash and Cash Equivalents,” regarding capital adequacy requirements in certain jurisdictions.

Investments

Investments are comprised primarily of the equity method investment in IGW, seed capital and co-investments in affiliated funds, and investments related to the company’s deferred compensation plans.

As of December 31, 2025 and December 31, 2024, the company had $1,166.3 million and $1,125.6 million in seed capital and co-investments, respectively, including direct investments in CIP. The following table reconciles the Investment balance to the total seed capital and co-investment balance.

(in millions)	December 31, 2025	December 31, 2024
Investments	$1,381.1	$1,240.0
Net investment in CIP	397.1	401.4
Less: Investments related to deferred compensation plans, joint ventures, and other investments	(611.9)	(515.8)
Total seed capital and co-investments (1)	$1,166.3	$1,125.6
____________
(1)    Included in the total seed and co-investment balance as of December 31, 2025 is $477.8 million of seed capital and $688.5 million of co-investments (December 31, 2024: $414.0 million of seed capital and $711.6 million of co-investments).

Goodwill and intangible assets, net

Goodwill and intangible assets, net decreased to $12,404.4 million at December 31, 2025 from $14,067.4 million at December 31, 2024. The decrease was due to a $1,794.9 million non-cash impairment of our indefinite-lived intangible assets related to prior acquisitions of management contracts of U.S. retail mutual funds, $71.6 million impact from the sale of the intelliflo business and the sale of 60% of our interest in Invesco Asset Management (India) Private Limited, and amortization expense of $37.5 million, partially offset by foreign exchange impacts of $241.0 million. See "Critical Accounting Policies and Estimates” and Item 8, Financial Statements and Supplementary Data - Note 1, “Accounting Policies,” for additional information.

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

Sources of Liquidity by Type

(in millions)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$1,037.5	$986.5
Available Revolving Credit Agreement	2,062.3	2,000.0
Total sources of liquidity by type	$3,099.8	$2,986.5
The Revolving Credit Agreement was amended and restated on May 16, 2025 increasing borrowing capacity from $2.0 billion to $2.5 billion and extending the expiration date from April 26, 2028 to May 16, 2030. As of December 31, 2025, the balance on the $2.5 billion Revolving Credit Agreement was $437.7 million.

During 2025, the company repaid in full the $500.0 million three-year Term Loan Agreement entered into on May 16, 2025.

In the ordinary course of business, Invesco enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of Invesco. Purchase obligations represent fixed-price contracts, which are either non-cancelable or cancellable with a penalty. As of December 31, 2025, the company's purchase obligations totaled $1,015.2 million (December 31, 2024: $694.4 million) and primarily reflect standard service contracts for portfolio, market data, office-related services, and third-party marketing and promotional services. Purchase obligations are recorded as liabilities in the company's Consolidated Financial Statements when services are provided.

Capital Management

Our capital management priorities have evolved with the growth and success of our business and include, in no particular order of priority: reinvestment in the business, maintaining a strong balance sheet and returning capital to shareholders longer term through a combination of share repurchases and modestly increasing dividends.

During the year ended December 31, 2025, the company repurchased 5.4 million common shares for $100.4 million in the open market. As of December 31, 2025, approximately $232.2 million remained authorized under the company’s common share repurchase authorization approved by the Board on July 22, 2016. Additionally, the company repurchased $1.5 billion of the outstanding Series A Preferred Stock held by MassMutual, reducing the outstanding balance of the Series A Preferred Stock to $2.5 billion.

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

We are in compliance with all regulatory minimum net capital requirements. As of December 31, 2025, the company's minimum regulatory capital requirement was $309.9 million (December 31, 2024: $324.9 million).

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

The consolidation of $10,149.8 million and $8,967.6 million of Investments and other assets and Debt and other liabilities of CIP, respectively, as of December 31, 2025, did not impact the company’s liquidity and capital resources. See Item 8, Financial Statements and Supplementary Data - Note 18, “Consolidated Investment Products,” for additional details.

Cash Flows Discussion

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flow information, excluding the impact of the cash flows of CIP for the reasons outlined in footnote 1 to the table:

	Years ended December 31,
Cash flows information (1)	2025			2024			2023
(in millions)	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash and cash equivalents, beginning of the period	$1,496.0	$(509.5)	$986.5	$1,931.6	$(462.4)	$1,469.2	$1,434.1	$(199.4)	$1,234.7
Cash flows from operating activities	1,525.3	(165.0)	1,360.3	1,190.0	(114.8)	1,075.2	1,300.8	(136.6)	1,164.2
Cash flows from investing activities	(974.4)	1,134.7	160.3	68.4	(308.4)	(240.0)	(244.3)	72.8	(171.5)
Cash flows from financing activities	(149.5)	(1,365.6)	(1,515.1)	(1,661.6)	374.0	(1,287.6)	(585.4)	(196.8)	(782.2)
Increase/(decrease) in cash and cash equivalents	401.4	(395.9)	5.5	(403.2)	(49.2)	(452.4)	471.1	(260.6)	210.5
Foreign exchange movement on cash and cash equivalents	82.4	(36.9)	45.5	(32.4)	2.1	(30.3)	26.4	(2.4)	24.0
Cash and cash equivalents, end of the period	$1,979.8	$(942.3)	$1,037.5	$1,496.0	$(509.5)	$986.5	$1,931.6	$(462.4)	$1,469.2

Cash and cash equivalents	$1,037.5	$—	$1,037.5	$986.5	$—	$986.5	$1,469.2	$—	$1,469.2
Cash and cash equivalents of CIP	942.3	(942.3)	—	509.5	(509.5)	—	462.4	(462.4)	—
Total cash and cash equivalents per consolidated statement of cash flows	$1,979.8	$(942.3)	$1,037.5	$1,496.0	$(509.5)	$986.5	$1,931.6	$(462.4)	$1,469.2
____________
(1)    These tables include non-GAAP presentations. Cash held by CIP is not available for use by Invesco. Additionally, there is no recourse to Invesco for CIP debt. The cash flows of CIP do not form part of the company’s cash flow management processes, nor do they form part of the company’s liquidity evaluations and decisions.
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

Cash inflows for the year ended December 31, 2025, excluding the impact of CIP, were primarily driven by operating income and changes in receivables, other assets, payables, and accrued liabilities due to the timing of receipts and payments.

Investing Activities

Cash outflows for the year ended December 31, 2025, excluding the impact of CIP, includes purchases of investments of $147.9 million (year ended December 31, 2024: $307.0 million) and property, equipment and software of $84.3 million (year ended December 31, 2024: $69.1 million), partially offset by proceeds of $156.0 million from capital distributions from equity method investees (year ended December 31, 2024: $135.9 million). Cash outflows were also partially offset by proceeds of $236.5 million from the sale of the intelliflo business and the sale of 60% of our interest in Invesco Asset Management (India) Private Limited.

Financing Activities

Financing cash outflows during the year ended December 31, 2025 included cash outflows of $1.5 billion to repurchase the company’s Series A Preferred Stock and net cash inflows of $992.7 million related to the Term Loan Agreements entered into in the second quarter of 2025 to fund the repurchase. Financing cash outflows also included $500.0 million for the repayment of the three-year Term Loan Agreement entered into in the second quarter of 2025, $240.0 million for the premium paid on the repurchase of Series A Preferred Stock, $377.3 million of common dividend payments for dividends declared in January, April, July and October 2025 (year ended December 31, 2024: common dividends paid of $371.5 million), $204.6 million of preferred dividend payments for dividends declared in January, April, July and October 2025 (year ended December 31, 2024: $236.8 million), $100.0 million for the repurchase of common shares through the open market (year ended December 31, 2024: $49.6 million), and the payment of $23.6 million to meet employees' withholding tax obligations on common share vestings (2024: $29.7 million). Financing cash inflows included net borrowings under the Revolving Credit Agreement of $437.7 million during the year ended December 31, 2025 (year ended December 31, 2024: zero). Financing cash outflows during the year ended December 31, 2024 also included a $600.0 million redemption of senior notes.

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

On January 26, 2026, the company declared a fourth quarter 2025 cash dividend of $0.21 per common share to the holders of common shares. The dividend is payable on March 3, 2026, to common shareholders of record at the close of business on February 13, 2026, with an ex-dividend date of February 13, 2026.

On January 26, 2026, the company declared a preferred dividend of $14.75 per preferred share representing the period from December 1, 2025 through February 28, 2026. The preferred dividend is payable on March 2, 2026.

The declaration, payment and amount of any future dividends will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The company has a policy of managing dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts.

Common Share Repurchase Plan

During 2025, the company repurchased 5.4 million shares for $100.4 million in the open market as compared to 2.9 million shares for $49.6 million during 2024. At December 31, 2025, approximately $232.2 million remained authorized under the company's common share repurchase authorization approved by the Board on July 22, 2016 (December 31, 2024: $332.6 million).

Preferred Stock Repurchase

During 2025, the company repurchased $1.5 billion of the $4.0 billion outstanding Series A Preferred Stock held by MassMutual for $1.74 billion.

Debt

The carrying value of our debt at December 31, 2025 was $1,825.1 million (December 31, 2024: $890.6 million), See Item 8, Financial Statements and Supplementary Data, Note 8, “Debt,” for additional disclosures.

For the year ended December 31, 2025, the company's weighted average cost of debt was 4.81% (year ended December 31, 2024: 4.64%).

Financial covenants under the Revolving Credit Agreement and Term Loan Agreements (collectively, Credit Agreements) include: (i) the quarterly maintenance of an Adjusted debt/Earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses (Covenant Adjusted EBITDA) leverage ratio, as defined in the Credit Agreements, of not greater than 3.25:1.00, and (ii) an interest coverage ratio (Covenant Adjusted EBITDA, as defined in the Credit Agreements, divided by interest expense for the four consecutive fiscal quarters ended on or immediately prior to the date of determination) of not less than 4.00:1.00. As of December 31, 2025, we were in compliance with our financial covenants. At December 31, 2025, our leverage ratio was 0.73:1.00 (December 31, 2024: 0.25:1.00), and our interest coverage ratio was 20.34:1.00 (December 31, 2024: 26.84:1.00).

The December 31, 2025 and 2024 coverage ratio calculations are as follows:

(in millions)	December 31, 2025	December 31, 2024
Net income/(loss) attributable to Invesco Ltd.	$(726.3)	$538.0
Dividends on preferred shares	204.6	236.8
Interest expense	82.5	58.0
Tax expense/(benefit)	(204.6)	252.9
Amortization/depreciation/impairment (1)	1,982.0	184.1
Common share-based compensation expense	78.0	71.1
One-time acceleration of compensation expense for outstanding Long-Term Awards (2)	—	147.6
Severance (2)	16.9	—
Regulatory matters (2)	—	52.5
Cost of preferred stock repurchase (2)	240.0	—
Unrealized (gains)/losses from investments, net (3)	5.0	16.0
Covenant Adjusted EBITDA (4)	$1,678.1	$1,557.0
Adjusted debt (4)	$1,228.7	$393.8
Leverage ratio (Adjusted debt/Covenant Adjusted EBITDA - maximum 3.25:1.00)	0.73	0.25
Interest coverage (Covenant Adjusted EBITDA/Interest expense - minimum 4.00:1.00)	20.34	26.84
____________
(1)    Includes the 2025 $1,794.9 million non-cash impairment of our indefinite-lived intangible assets and the impairment of software implementation costs.
(2)    Unusual or otherwise non-recurring gains and losses, as defined in our Credit Agreements, are adjusted for in the determination of Covenant Adjusted EBITDA. Severance expense related to the reorganization of the company’s fundamental equities investment teams and costs associated with the repurchase of the company’s outstanding Series A Preferred Stock in 2025 were non-recurring expenses and have been removed from Covenant Adjusted EBITDA. Adjustments to Covenant Adjusted EBITDA in 2024 included the one-time acceleration of expense related to changes to the criteria for retirements for Long-Term Awards and the settlement of regulatory matters.
(3)    Adjustments for unrealized gains and losses from investments, as defined in our Credit Agreements, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.
(4)    Covenant Adjusted EBITDA and Adjusted debt are non-GAAP financial measures that are used by management in connection with certain debt covenant calculations under our Credit Agreements. The calculation of Covenant Adjusted EBITDA above (a reconciliation from Net income attributable to Invesco Ltd.) is defined by our Credit Agreements, and therefore Net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to Covenant Adjusted EBITDA. The calculation of 2025 Adjusted debt is defined in our Credit Agreements and equals debt of $1,825.1 million plus $3.6 million in letters of credit less $600.0 million of excess unrestricted cash (cash and cash equivalents less the minimum regulatory capital requirement, not to exceed $600 million (2024: $500.0 million).

On January 15, 2026, Invesco Finance PLC, a wholly-owned indirect subsidiary of the Parent, paid in full the outstanding balance of the $500.0 million senior notes which matured on January 15, 2026. The redemption was primarily funded by the Revolving Credit Agreement which had an outstanding balance of $790.0 million on January 31, 2026.

The discussion that follows identifies risks associated with the company's liquidity and capital resources. The Item 1. Business - Risk Management section contains a broader discussion of the company's overall approach to risk management.

Credit and Liquidity Risk

The company manages its capital by reviewing annual and projected cash flow forecasts and by monitoring credit, liquidity and market risks, such as interest rate and foreign currency risks (as discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”).

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. The company is primarily exposed to credit risk through its cash and cash equivalent deposits, which are held by external firms. The company invests its cash balances in its own institutional money market products, as well as with external high credit-quality financial institutions. These arrangements create exposure to concentrations of credit risk. As of December 31, 2025, our maximum exposure to credit risk related to our Cash and cash equivalent balance is $1,037.5 million, of which $477.9 million is invested in affiliated money market funds. See Item 8, Financial Statements and Supplementary Data - Note 2, "Fair Value of Assets and Liabilities" for information regarding Cash and cash equivalents invested in affiliated money market funds.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as the same become due. The company is exposed to liquidity risk through its $1,825.1 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed Revolving Credit Agreement, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.

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

Off Balance Sheet Commitments

See Item 8, Financial Statements and Supplementary Data - Note 17, “Commitments and Contingencies,” for more information regarding undrawn capital commitments.

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

Intangible assets not subject to amortization are tested for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. If a quantitative assessment is required, the impairment test consists of a comparison of the fair value of an intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Management used an income approach to value indefinite-lived intangible assets related to acquired management contracts of U.S. retail mutual funds. An income approach includes assumptions for current market conditions, including the asset’s updated forecasts of AUM to take into consideration market gains or losses, net long-term flows and the corresponding changes in revenue and expenses. The most sensitive assumptions used in the income approach are the revenue forecast, the long-term growth rate and the discount rate applied to the cash flow forecast to determine present value. The revenue forecast for the U.S. retail mutual funds incorporated market conditions, management judgment and other economic indicators, as well as industry growth projections. The revenue projections used reflect declines ranging from 3% to 9% over the forecast period. Taking into consideration the AUM mix, the long-term growth rate was determined using the historical returns of the S&P 500 index, treasury bonds and treasury bills. The long-term growth rate used by management in the annual impairment test was 2.0% which decreased from the long-term growth rate used in the prior year of 2.5% due to sustained net long-term outflows of AUM related to U.S. retail mutual funds. The discount rate is an estimate of the weighted average cost of capital for the investment management sector reflecting the overall industry risks associated with future cash flows and considers an applicable size premium for the intangible asset. The discount rate used by management was 13.0%, which increased 12 bps from the prior year primarily due to an increase in the risk-free rate. We continued to factor an asset-specific risk premium into the discount rate to account for the uncertainty around future AUM flows given the continued shift in investor preferences away from actively managed funds. We assessed the reasonableness of the estimated fair value of the intangible assets by considering applicable market data.

Based on our annual impairment analysis as of October 1, 2025, we determined that the carrying value of the indefinite-lived intangible assets related to acquired management contracts of U.S. retail mutual funds of $4,571.7 million exceeded the estimated fair value. As such, a $1,794.9 million impairment was recorded in Amortization and impairment of intangibles expense in the Consolidated Statements of Income which reduced the carrying value to $2,776.8 million. The impairment was driven by a decrease in the long-term growth rate and lower projected earnings as a result of lower revenues for these management contracts. While the company believes all assumptions utilized in our assessment are reasonable and appropriate, changes in these estimates could produce different fair value amounts which could drive impairment in future periods. For example, assuming all other assumptions remain static, a decrease to the revenue forecast of 2% would result in an incremental impairment of $56 million. A decrease to the long-term growth rate of 25 bps would result in an incremental impairment of $46 million. Also, an increase to the discount rate of 15 bps would result in an incremental impairment of $36 million. The impairment does not impact the company’s liquidity or capital resources.

Our annual impairment reviews of our other indefinite-lived intangible assets determined that there was not an impairment of these intangibles. The classifications of indefinite-lived and definite-lived intangible assets remain appropriate, and no changes to the expected lives of definite-lived intangible assets were required.

Goodwill

Management has the option to first assess goodwill for qualitative factors to determine whether it is necessary to perform a quantitative impairment test. For our annual impairment tests in 2025 and 2024, management performed the optional qualitative approach which indicated that a quantitative assessment of the goodwill impairment test was not necessary. The qualitative impairment analysis indicated that it is more likely than not that the estimated fair value of the reporting unit was greater than the carrying value.

The company cannot predict the occurrence of future events that might adversely affect the reported value of goodwill of $8,477.1 million at December 31, 2025. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions or a significant and prolonged decline in our revenue and operating income or a sustained decrease in our stock price. However, an impairment in the future would not impact the company’s liquidity or capital resources.

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

CIP

The company consolidates certain investment products in which it has a controlling financial interest, either through a majority voting interest or as the primary beneficiary of a variable interest entity (VIE). Assessing if an entity is a VIE or voting interest entity (VOE) involves judgment and analysis on a structure-by-structure basis. Factors assessed as part of the analysis include the legal organization of the entity, the company's contractual involvement with the entity and any related party or de facto agent implications of the company's involvement with the entity. If the entity qualifies as a VIE and the company is deemed to have the power to direct the activities of the fund that most significantly impact the fund's economic performance and the obligation to absorb losses/right to receive benefits from the fund that could potentially be significant to the fund, then the company is deemed to be the fund's primary beneficiary and is required to consolidate the fund. Assessing if the company has the power to direct the activities that most significantly impact the fund’s economic results may involve significant judgment.

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

Securities Market Risk

The company's exposure to market risk from financial instruments measured at fair value arises primarily from its investments. The following table summarizes the impact of a 10% increase or decrease in the fair values of these financial instruments:

	December 31, 2025
(in millions)	Fair Value	Fair Value assuming 10% increase	Fair Value assuming 10% decrease
Equity investments (1)	$414.4	$455.8	$373.0
Total assets measured at fair value exposed to market risk	$414.4	$455.8	$373.0

Net investments in CIP (2)	$397.1	$436.8	$357.4
____________
(1)If such a 10% increase or decrease in fair values were to occur, the change attributable to $414.4 million of these equity investments would result in a corresponding increase or decrease in our pre-tax earnings. At December 31, 2025, $128.2 million of these equity investments are held to hedge economically certain deferred compensation plans in which the company's employees participate. In addition to holding equity investments, the company has a total return swap (TRS) to economically hedge certain deferred compensation plan liabilities. The notional value of the TRS at December 31, 2025 was $553.0 million. The company recognizes as compensation expense the appreciation or depreciation of the compensation liability over the award's vesting period in proportion to the vested amount of the award. The company immediately recognizes the appreciation or depreciation of these investments, which is included in other gains and losses. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting net income, which will reverse and will offset to zero over the life of the award at the end of the multi-year vesting period.
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

Cash balances invested in money market funds of $477.9 million have been excluded from the table above. These are valued under the market approach at the NAV of the underlying funds, which is maintained at $1.

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its Debt and Cash and cash equivalent investments. On December 31, 2025, the interest rates on 48.8% of the company's borrowings were fixed for a weighted average period of 7.9 years, and the company had a balance of $437.7 million on its Revolving Credit Agreement.

The interest rate profile of the financial liabilities of the company on December 31 was:

(in millions)	December 31, 2025	December 31, 2024
Debt
Fixed rate	$891.5	$890.6
Floating rate	933.6	—
Total	$1,825.1	$890.6

Weighted average interest rate percentage	4.8%	4.6%
Weighted average period for which rate is fixed in years	7.9	8.9

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

The company is also exposed to foreign currency translation risk on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries' functional currencies. The impact of the revaluation is recorded in the Consolidated Statements of Income. Net foreign exchange revaluation losses were $8.3 million in 2025 (2024: zero revaluation gains and losses) and are included in General and administrative expenses and Other gains and losses, net on the Consolidated Statements of Income.

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

Under the supervision, and with the participation of the chief executive officer and chief financial officer, management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2025.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Invesco Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Invesco Ltd. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Indefinite-Lived Intangible Assets Impairment Assessment for Acquired Management Contracts of U.S. Retail Mutual Funds

As described in Notes 1, 2 and 5 to the consolidated financial statements, the Company’s management contracts indefinite-lived intangible assets, net balance was $3,876.0 million as of December 31, 2025. As disclosed by management, the carrying value of indefinite-lived intangible assets related to acquired management contracts of U.S. retail mutual funds was $2,776.8 million, which included a $1,794.9 million impairment charge for the year ended December 31, 2025. Management tests for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the qualitative assessment indicates that an impairment may be likely or management elects to not perform the qualitative assessment, management performs a quantitative test to determine the fair value of the intangible assets and compares the fair value to the carrying amount of the intangible assets. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. Fair value is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount. The most sensitive assumptions used in the income approach are the revenue forecast, the long-term growth rate and the discount rate.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 24, 2026

We have served as the Company’s auditor since 2013.

Invesco Ltd.
Consolidated Balance Sheets

(in millions, except per share data)	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$1,037.5	$986.5
Accounts receivable	884.7	740.8
Investments	1,381.1	1,240.0
Other assets	857.6	1,120.7
Property, equipment and software, net	378.9	479.0
Intangible assets, net	3,927.3	5,749.3
Goodwill	8,477.1	8,318.1
Investments and other assets of CIP (1):	10,149.8	8,374.5
Total assets	$27,094.0	$27,008.9
LIABILITIES
Accrued compensation and benefits	$1,091.2	$1,029.2
Accounts payable and accrued expenses	1,303.7	1,285.3
Debt	1,825.1	890.6
Deferred tax liabilities, net	901.5	1,281.9
Debt and other liabilities of CIP (1):	8,967.6	6,853.1
Total liabilities	14,089.1	11,340.1
Commitments and contingencies (See Note 17)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	75.4	544.7
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized and issued; 2.5 million outstanding as of December 31, 2025 (December 31, 2024: 4.0 million outstanding)	2,510.5	4,010.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million shares issued as of December 31, 2025 and 2024)	113.2	113.2
Additional paid-in-capital	7,269.1	7,334.6
Treasury shares	(2,825.7)	(2,852.7)
Retained earnings	5,886.8	6,990.4
Accumulated other comprehensive income/(loss), net of tax	(722.9)	(1,036.1)
Total equity attributable to Invesco Ltd.	12,231.0	14,559.9
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	698.5	564.2
Total permanent equity	12,929.5	15,124.1
Total liabilities, temporary and permanent equity	$27,094.0	$27,008.9

(1) See Note 18, “Consolidated Investment Products,” for balances related to consolidated VIEs.

See accompanying notes to consolidated financial statements.

Invesco Ltd.
Consolidated Statements of Income

	Years ended December 31,
(in millions, except per common share data)	2025	2024	2023
Operating revenues:
Investment management fees	$4,615.3	$4,342.3	$4,106.0
Service and distribution fees	1,518.1	1,479.7	1,374.6
Performance fees	41.5	46.4	46.7
Other	202.2	198.6	189.1
Total operating revenues	6,377.1	6,067.0	5,716.4
Operating expenses:
Third-party distribution, service and advisory	2,127.1	2,025.6	1,825.2
Employee compensation	2,002.8	2,014.2	1,885.8
Marketing	84.0	81.3	82.1
Property, office and technology	450.0	474.3	450.1
General and administrative	576.5	594.7	567.6
Transaction, integration and restructuring	—	—	41.6
Amortization and impairment of intangible assets	1,832.4	44.8	1,298.8
Total operating expenses	7,072.8	5,234.9	6,151.2
Operating income/(loss)	(695.7)	832.1	(434.8)
Other income/(expense):
Equity in earnings of unconsolidated affiliates	104.8	43.0	71.3
Interest and dividend income	53.9	58.9	47.8
Interest expense	(82.5)	(58.0)	(70.5)
Other gains/(losses), net	55.9	47.7	98.0
Other income/(expense) of CIP, net	184.2	81.6	50.3
Income/(loss) before income taxes	(379.4)	1,005.3	(237.9)
Income tax benefit/(provision)	204.6	(252.9)	69.7
Net income/(loss)	(174.8)	752.4	(168.2)
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(106.9)	22.4	71.3
Dividends declared on preferred shares	(204.6)	(236.8)	(236.8)
Cost of preferred share repurchase	(240.0)	—	—
Net income/(loss) attributable to Invesco Ltd.	$(726.3)	$538.0	$(333.7)

Earnings per common share:
-basic	$(1.60)	$1.18	$(0.73)
-diluted	$(1.60)	$1.18	$(0.73)

See accompanying notes to consolidated financial statements.

Invesco Ltd.
Consolidated Statements of Comprehensive Income

	Years ended December 31,
(in millions)	2025	2024	2023
Net income/(loss)	$(174.8)	$752.4	$(168.2)
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	311.2	(234.3)	144.9
Other comprehensive income/(loss), net of tax	2.0	—	(4.3)
Other comprehensive income/(loss)	313.2	(234.3)	140.6
Total comprehensive income/(loss)	138.4	518.1	(27.6)
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(106.9)	22.4	71.3
Dividends declared on preferred shares	(204.6)	(236.8)	(236.8)
Cost of preferred share repurchase	(240.0)	—	—
Comprehensive income/(loss) attributable to Invesco Ltd.	$(413.1)	$303.7	$(193.1)

See accompanying notes to consolidated financial statements.

Invesco Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
(in millions)	2025	2024	2023
Operating activities:
Net income/(loss)	$(174.8)	$752.4	$(168.2)
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	155.9	179.6	182.8
Impairment of intangible assets	1,794.9	—	1,248.9
Common share-based compensation expense	80.0	104.6	114.6
Other (gains)/losses, net	(52.4)	(45.1)	(97.3)
Other (gains)/losses of CIP, net	(67.9)	57.9	176.3
Equity in earnings of unconsolidated affiliates	(104.8)	(43.0)	(71.3)
Distributions from equity method investees	46.8	82.1	69.4
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	41.3	17.1	(50.8)
(Purchase)/sale of investments, net	22.7	(61.8)	69.4
(Increase)/decrease in receivables and other assets	(5.6)	319.7	448.7
Increase/(decrease) in payables and other liabilities	(210.8)	(173.5)	(621.7)
Net cash provided by/(used in) operating activities	1,525.3	1,190.0	1,300.8
Investing activities:
Purchase of property, equipment and software	(84.3)	(69.1)	(164.3)
Purchase of investments by CIP	(5,358.2)	(4,134.7)	(3,214.4)
Sale of investments by CIP	4,207.1	4,479.5	3,111.6
Purchase of investments	(39.2)	(293.2)	(65.2)
Sale of investments	—	0.2	26.8
Capital distribution from equity method investees	63.1	126.8	23.3
Proceeds from sale of businesses	236.5	—	—
Other investing activities	—	—	46.2
Net cash inflows/(outflows) upon consolidation/deconsolidation of CIP	0.6	(41.1)	(8.3)
Net cash provided by/(used in) investing activities	(974.4)	68.4	(244.3)
Financing activities:
Purchases of treasury shares	(123.6)	(79.3)	(187.5)
Repurchase of preferred shares	(1,740.0)	—	—
Dividends paid - preferred	(204.6)	(236.8)	(236.8)
Dividends paid - common	(377.3)	(371.5)	(357.9)
Third-party capital invested into CIP	214.9	150.0	201.2
Third-party capital distributed by CIP	(194.3)	(201.1)	(255.6)
Borrowings of debt of CIP	4,862.4	1,488.8	703.0
Repayments of debt of CIP	(3,517.4)	(1,811.7)	(451.8)
Borrowings of Revolving Credit Agreement	2,796.2	2,269.5	—
Repayments of Revolving Credit Agreement	(2,358.5)	(2,269.5)	—
Net proceeds from Term Loan Agreements	992.7	—	—
Repayment of debts	(500.0)	(600.0)	—
Net cash provided by/(used in) financing activities	(149.5)	(1,661.6)	(585.4)
Increase/(decrease) in cash and cash equivalents	401.4	(403.2)	471.1
Foreign exchange movement on cash and cash equivalents	45.5	(30.3)	24.0
Foreign exchange movement on cash and cash equivalents of CIP	36.9	(2.1)	2.4
Cash and cash equivalents, beginning of period	1,496.0	1,931.6	1,434.1
Cash and cash equivalents, end of period	$1,979.8	$1,496.0	$1,931.6

Cash and cash equivalents	$1,037.5	$986.5	$1,469.2
Cash and cash equivalents of CIP	942.3	509.5	462.4
Total cash and cash equivalents per consolidated statement of cash flows	1,979.8	1,496.0	1,931.6

Supplemental Cash Flow Information:
Interest paid	(77.2)	(53.6)	(68.2)
Interest received	27.5	35.5	31.0
Taxes paid	(238.7)	(236.3)	(195.1)

See accompanying notes to consolidated financial statements.

Invesco Ltd.
Consolidated Statements of Changes in Equity

	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/Temporary Equity
January 1, 2025	$4,010.5	$113.2	$7,334.6	$(2,852.7)	$6,990.4	$(1,036.1)	$14,559.9	$564.2	$15,124.1	$544.7
Net income/(loss)	—	—	—	—	(281.7)	—	(281.7)	86.9	(194.8)	20.0
Other comprehensive income/(loss)	—	—	—	—	—	313.2	313.2	—	313.2	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	47.4	47.4	(489.3)
Issuance of shares	—	—	—	—	—	—	—	—	—	—
Dividends declared - preferred ($59.00 per share)	—	—	—	—	(204.6)	—	(204.6)	—	(204.6)	—
Dividends declared - common ($0.835 per share)	—	—	—	—	(377.3)	—	(377.3)	—	(377.3)	—
Employee common share plans:
Common share-based compensation	—	—	80.0	—	—	—	80.0	—	80.0	—
Vested common shares	—	—	(133.2)	133.2	—	—	—	—	—	—
Other common share awards	—	—	(12.3)	17.7	—	—	5.4	—	5.4	—
Purchase of common shares	—	—	—	(123.9)	—	—	(123.9)	—	(123.9)	—
Repurchase of preferred shares	(1,500.0)	—	—	—	(240.0)	—	(1,740.0)	—	(1,740.0)	—
December 31, 2025	$2,510.5	$113.2	$7,269.1	$(2,825.7)	$5,886.8	$(722.9)	$12,231.0	$698.5	$12,929.5	$75.4

See accompanying notes to consolidated financial statements.

Invesco Ltd.
Consolidated Statements of Changes in Equity (continued)

	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/Temporary Equity
January 1, 2024	$4,010.5	$113.2	$7,451.6	$(3,002.6)	$6,826.7	$(801.8)	$14,597.6	$572.7	$15,170.3	$745.7
Net income/(loss)	—	—	—	—	774.8	—	774.8	31.4	806.2	(53.8)
Other comprehensive income/(loss)	—	—	—	—	—	(234.3)	(234.3)	—	(234.3)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(39.9)	(39.9)	(147.2)
Dividends declared - preferred ($59.00 per share)	—	—	—	—	(236.8)	—	(236.8)	—	(236.8)	—
Dividends declared - common ($0.815 per share)	—	—	—	—	(374.3)	—	(374.3)	—	(374.3)	—
Employee common share plans:
Common share-based compensation	—	—	104.6	—	—	—	104.6	—	104.6	—
Vested common shares	—	—	(211.0)	211.0	—	—	—	—	—	—
Other common share awards	—	—	(10.6)	18.2	—	—	7.6	—	7.6	—
Purchase of common shares	—	—	—	(79.3)	—	—	(79.3)	—	(79.3)	—
December 31, 2024	$4,010.5	$113.2	$7,334.6	$(2,852.7)	$6,990.4	$(1,036.1)	$14,559.9	$564.2	$15,124.1	$544.7

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

Invesco Ltd.
Notes to the Consolidated Financial Statements

1.  ACCOUNTING POLICIES

Corporate Information

The company provides retail and institutional clients with an array of investment management capabilities. The company operates globally and its sole business is investment management.

Accounting Pronouncements Recently Adopted

Income Tax Disclosures. Effective January 1, 2025, the company adopted Accounting Standards Update 2023-09, "Income Taxes: Improvements to Income Tax Disclosures" (ASU 2023-09), on a prospective basis, which requires disaggregated income tax disclosures of the effective tax rate reconciliation and income taxes paid. See Note 14, "Taxation."

Pending Accounting Pronouncements

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

Accounting for Internal-Use Software. In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2025-06, "Targeted Improvements to the Accounting for Internal-Use Software" (ASU 2025-06). The standard clarifies and modernizes the accounting for costs related to internal-use software. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027. Early adoption is permitted. The company is currently evaluating the impact on its Consolidated Financial Statements.

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

All of the investments held by VIEs are presented at fair value in the company's Consolidated Balance Sheets at December 31, 2025 and 2024. The company has elected the fair value option under ASC Topic 825-10-25 for measuring the collateral assets held and notes issued by its consolidated CLOs to eliminate inconsistencies that would otherwise arise from using different accounting bases. The notes issued by consolidated CLOs are measured under the measurement alternative that requires the reporting entity to measure both the financial assets and liabilities of the CLOs using the more observable fair value. By electing the fair value option, the notes issued by the CLOs are measured based on the fair value of the net assets of the CLOs. Gains or losses related to assets and liabilities of consolidated CLOs are offset in Other income/(expense) of CIP, net in the Consolidated Statements of Income. Net income (loss) attributable to Invesco Ltd. includes only the changes in fair value of the company’s economic interests in the consolidated CLOs due to the elimination of net income (loss) related to noncontrolling interests.

Divestitures

From time to time the company may enter into agreements to sell various assets or groups of assets, referred to as a disposal group, outside of the ordinary course of business. A disposal group is classified as held for sale in the period in which all of the following criteria are met: management commits to a plan to sell the disposal group; the disposal group is available for immediate sale; the sale and transfer of the disposal group is expected within one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. If the disposal group meets the definition of a business, goodwill is allocated to the disposal group based on its relative fair value. A disposal group that is classified as held for sale is assessed for impairment at the time of classification and measured at the lower of its carrying value or fair value less costs to sell. Any resulting impairment loss is reflected within Other gains/(losses), net in the Consolidated Statements of Income. The associated assets and liabilities are presented on the Consolidated Balance Sheets within Other assets and Accounts payable and accrued expenses, respectively.

At the date control of the disposal group is lost, all related assets and liabilities are derecognized from the Consolidated Balance Sheets and any retained interest is recorded at fair value within Investments on the Consolidated Balance Sheets. The difference between the assets and liabilities of the disposal group, the fair value of any retained interest, and the fair value of consideration received is recognized as a gain or loss on sale within Other gains/(losses), net in the Consolidated Statements of Income.

During the year ended December 31, 2025, the company completed divestitures of Invesco Asset Management (India) Private Limited and intelliflo, both formerly wholly owned subsidiaries. As of December 31, 2025, the company holds a minority investment in Invesco Asset Management (India) Private Limited that is accounted for under the equity method as described in the "Investments" accounting policy below. As of December 31, 2024, Invesco Asset Management (India) Private Limited's business was classified as held for sale.

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

Change in Accounting Estimate

During the year ended December 31, 2024, the company made changes to the retirement criteria for vesting of outstanding Long-Term Awards which resulted in the accelerated recognition of $147.6 million in Employee compensation expense due to a change in the company's estimate of the Long-Term Awards granted to employees who met the retirement criteria that will eventually vest.

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

Investments

The majority of the company’s investment balances relate to balances held in affiliated funds and equity method investees. In the normal course of business, the company invests in various types of affiliated investment products, either as “seed capital” or as longer-term investments alongside third-party investors, typically referred to as “co-investments.” Seed capital investments are investments held in Invesco managed funds with the purpose of providing capital to the funds during their development periods to allow the funds to achieve critical mass, establish their track records and obtain third-party investments. Seed capital may also be held for regulatory purposes in certain jurisdictions. Co-investments are often required by third-party investors in closed-ended funds to demonstrate an alignment of the investment manager’s interests with those of the third-party investors. The company also invests in affiliated funds in connection with its deferred compensation plans.

Investments are primarily categorized as equity investments and equity method investments. See Note 3, “Investments,” for additional details.

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

Property, Equipment, Software and Depreciation

Property, equipment and software includes owned property, leasehold improvements, computer hardware/software and other equipment and is stated at cost less accumulated depreciation or amortization and any previously recorded impairment in value. Expenditures for major additions and improvements are capitalized; minor replacements, maintenance and repairs are charged to expense as incurred.. Amounts incurred are presented as work-in-progress until the construction or purchase of the property and equipment is substantially complete and ready for its intended use, at which point, the asset will begin to be depreciated or amortized. Depreciation or amortization is provided on property, equipment and software at rates calculated to write off the cost, less estimated residual value, on a straight-line basis over the asset's expected useful life: owned buildings over 50 years, leasehold improvements over the shorter of the lease term or useful life of the improvement; and computers and other equipment between three and seven years.

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

Where evidence exists that the underlying agreements have a high likelihood of continued renewal at little or no cost to the company, the intangible asset is assigned an indefinite life and is tested for impairment annually as of October 1st or more frequently if events or changes in circumstances indicate that the asset might be impaired. When testing intangible assets for impairment, management has the option to first perform a qualitative assessment. If the qualitative assessment indicates that an impairment may be likely or management elected to not perform the qualitative assessment, management performs a quantitative test to determine the fair value of the intangible assets and compares the fair value to the carrying amount of the intangibles assets. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is generally determined using an income approach where estimated future cash flows are discounted to arrive at a single present value amount.

Goodwill

Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1st and between annual tests when events and circumstances indicate that impairment may have occurred.

The company has determined that it has one reporting unit for goodwill impairment testing purposes which is consistent with internal management reporting and management's oversight of operations. The company evaluated the components of its business, which are the business units one level below the operating segment level, to make this determination. The company's operating segment represents one reporting unit because all of the components are similar due to the common nature of products and services offered, the type of clients, the methods of distribution, the manner in which each component is operated, and the extent to which the components share assets and resources and benefit from common product development efforts.

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

The company's reporting currency and the functional currency of the Parent is U.S. Dollars. On consolidation, the assets and liabilities of the company's subsidiaries, whose functional currencies are currencies other than the U.S. Dollar, are translated at the rates of exchange prevailing at the balance sheet date. Exchange differences arising on the translation of the assets and liabilities of foreign operations are recorded directly to accumulated other comprehensive income in equity until the complete or substantially complete liquidation of an operation, at which time, the cumulative exchange difference is recognized in the Consolidated Statements of Income. Income and expense items included in the Consolidated Statements of Income are translated at the weighted average rates for the year, which approximate actual exchange rates with the foreign exchange impact recorded to the Consolidated Statements of Income. Goodwill and other fair value adjustments arising on acquisition of a foreign entity are treated as assets and liabilities of the foreign entity and are translated at rates of exchange prevailing at the balance sheet date.

2. FAIR VALUE OF ASSETS AND LIABILITIES

The fair value of financial instruments are presented in the below summary table. The fair value of financial instruments held by CIP is presented in Note 18, "Consolidated Investment Products."

(in millions)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$1,037.5	$986.5
Equity investments	414.4	371.2
Total return swap related to deferred compensation plans	7.8	(9.4)

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

The following table presents, for each of the hierarchy levels described above, the carrying value of the company's assets and liabilities, including by major security type for equity investments, which are measured at fair value on the company's Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively:

	December 31, 2025
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$477.9	$477.9	$—	$—
Investments: (2)
Equity investments:
Seed capital	286.2	139.8	146.4	—
Investments related to deferred compensation plans	128.2	128.2	—	—
Total return swap related to deferred compensation plans	7.8	—	7.8	—
Total	$900.1	$745.9	$154.2	$—

	December 31, 2024
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$479.3	$479.3	$—	$—
Investments: (2)
Equity investments:
Seed capital	151.6	151.6	—	—
Investments related to deferred compensation plans	219.6	219.6	—	—
Total	$850.5	$850.5	$—	$—
Liabilities:
Total return swap related to deferred compensation plans	$(9.4)	$—	$(9.4)	$—
Contingent consideration liability	(1.3)	—	—	(1.3)
Total	$(10.7)	$—	$(9.4)	$(1.3)
____________
(1)The balance primarily represents cash held in affiliated money market funds.
(2)Equity method and other investments of $937.1 million and $29.6 million, respectively, as of December 31, 2025 (December 31, 2024: $854.5 million and $14.3 million, respectively) are also excluded from this table. These investments are not measured at fair value, in accordance with applicable accounting standards.

Total Return Swap

In addition to holding equity investments, the company has a TRS to hedge economically certain deferred compensation liabilities. The notional value of the TRS at December 31, 2025 was $553.0 million, and the fair value of the TRS was an asset of $7.8 million (December 31, 2024 notional value was $421.2 million and the fair value was a liability of $9.4 million). During the year ended December 31, 2025, market valuation gains related to the TRS were $59.2 million (December 31, 2024: $23.8 million net gains).
The fair value of the TRS was determined under the market approach using quoted prices of the underlying investments and, as such, is classified as level 2 of the valuation hierarchy. The TRS is not designated as a hedging instrument for accounting purposes.

Nonrecurring Fair Value Measurements

Certain of the company's assets and liabilities are required to be recorded at fair value on a nonrecurring basis, typically upon identification of impairment indicators. We measured the fair value of indefinite-lived intangible assets related to acquired management contracts of U.S. retail mutual funds during our annual impairment assessment completed as of October 1, 2025. The fair value of these assets was determined using an income approach and is classified as level 3 of the valuation hierarchy. The most sensitive assumptions used in the income approach are the revenue forecast, the long-term growth rate and the discount rate applied to the cash flow forecast to determine present value. The revenue projections used reflect declines ranging from 3% to 9% over the forecast period. The long-term growth rate used in the fair-value measurement was 2.0%. The discount rate used in the fair-value measurement was 13.0%.

3.  INVESTMENTS

The disclosures below include details of the company's investments. Investments held by CIP are detailed in Note 18, "Consolidated Investment Products."

(in millions)	December 31, 2025	December 31, 2024
Equity investments:
Seed capital	$286.2	$151.6
Investments related to deferred compensation plans	128.2	219.6
Equity method investments	937.1	854.5
Other	29.6	14.3
Total investments (1)	$1,381.1	$1,240.0
____________
(1)    The majority of the company’s investment balances relate to balances held in affiliated funds and equity method investees.
Equity investments

Net gains recorded in Other gains/(losses) in the Consolidated Statements of Income resulting from equity investments and the TRS for the year ended December 31, 2025, were $55.3 million (December 31, 2024: $44.2 million net gains). The unrealized gains and losses for the year ended December 31, 2025, that relate to equity investments still held at December 31, 2025, was a $6.6 million net loss (December 31, 2024: $20.5 million net gain).

Equity method investments

Investments on the Consolidated Balance Sheets which are accounted for using the equity method include the company's investments in IGW and Invesco Asset Management (India) Private Limited, as well as investments in certain of the company's managed private equity, real estate and other investment entities. These investment entities include VIEs for which the company has determined that it is not the primary beneficiary and other investment products structured as partnerships for which the company is the general partner and the other limited partners possess either substantive kick-out, liquidation or participation rights. See Note 1, “Accounting Policies,” for additional information.

4.  PROPERTY, EQUIPMENT AND SOFTWARE

The following is a summary of property, equipment and software:

(in millions)	December 31, 2025	December 31, 2024
Technology and Other Equipment	$218.9	$240.3
Software	703.3	778.5
Land and Buildings	91.9	85.2
Leasehold Improvements	244.8	267.3
Work in Process	30.0	62.4
Property, Equipment and Software, Gross	1,288.9	1,433.7
Less: Accumulated Depreciation	(906.0)	(945.9)
Less: Accumulated Impairment	(4.0)	(8.8)
Property, Equipment and Software, Net	$378.9	$479.0

Depreciation expense related to Property, equipment and software was $118.5 million, $134.8 million and $132.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

5.  INTANGIBLE ASSETS

The following table presents the major classes of the company's intangible assets at December 31, 2025 and 2024:

(in millions)	Gross Book Value	Accumulated Amortization and Impairment	Net Book Value
December 31, 2025
Management contracts - indefinite-lived	$6,919.8	$(3,043.8)	$3,876.0
Management contracts - finite-lived	318.4	(286.2)	32.2
Other	67.3	(48.2)	19.1
Total	$7,305.5	$(3,378.2)	$3,927.3

December 31, 2024
Management contracts - indefinite-lived	$6,900.6	$(1,248.9)	$5,651.7
Management contracts - finite-lived	317.7	(253.2)	64.5
Other	195.7	(162.6)	33.1
Total	$7,414.0	$(1,664.7)	$5,749.3

Amortization expense was $37.5 million (December 31, 2024: $44.8 million; December 31, 2023: $49.9 million) and impairment of indefinite-lived intangible assets related to management contracts of U.S. retail mutual funds was $1,794.9 million during the year ended December 31, 2025. The impairment was driven by a decrease in the long-term growth rate, an increase in the discount rate and lower projected earnings for the management contracts. Finite-lived intangible assets are expected to be fully amortized by December 31, 2026 and the estimated amortization expense for 2026 is $32.2 million.

6.  GOODWILL

The table below details changes in the goodwill balance:

(in millions)	Net Book Value
January 1, 2025	$8,318.1
Foreign exchange	222.6
Sale of business	(63.6)
December 31, 2025	$8,477.1

January 1, 2024	$8,691.5
Foreign exchange	(189.2)
Transfer to held for sale (1)	(184.2)
December 31, 2024	$8,318.1
_________
(1) Included in Other assets on the Consolidated Balance Sheet. See Note 1, “Accounting Policies,” for additional information.

7.  OTHER LIABILITIES

The table below details the components of other liabilities:

(in millions)	December 31, 2025	December 31, 2024
Compensation and benefits	$93.5	$74.2
Accrued bonus and deferred compensation	997.7	955.0
Accrued compensation and benefits	$1,091.2	$1,029.2

Accruals and other liabilities	$665.5	$584.4
Lease liability (See Note 13)	406.7	454.9
Accounts payable	20.4	30.6
Unsettled funds payable	111.0	69.4
Income taxes payable	100.1	146.0
Accounts payable and accrued expenses	$1,303.7	$1,285.3

8.  DEBT

The issuer of the senior notes, Invesco Finance PLC, and the issuer of the Term Loan Agreements, Invesco Finance, Inc., are 100% owned indirect subsidiaries of the Parent. The Parent fully and unconditionally guarantees the senior notes and the Term Loan Agreements.

The disclosures below include details of the company's debt. Debt of CIP is detailed in Note 18, “Consolidated Investment Products.”

	December 31, 2025		December 31, 2024
(in millions)	Carrying Value (4)	Fair Value	Carrying Value (4)	Fair Value
$2.5 billion Revolving Credit Agreement expiring May 16, 2030 (1)	$437.7	$437.7	$—	$—
Unsecured senior notes (2):
$500.0 million 3.750% - due January 15, 2026	499.9	499.5	499.3	494.5
$400.0 million 5.375% - due November 30, 2043	391.6	385.8	391.3	391.7
Term Loan Agreement: (3)
$500.0 million - due May 16, 2030	495.9	497.2	—	—
Debt	$1,825.1	$1,820.2	$890.6	$886.2
____________
(1)On May 16, 2025, Invesco Ltd. and its indirect subsidiary, Invesco Finance PLC, amended and restated the $2.0 billion floating rate Revolving Credit Agreement, increasing the agreement’s borrowing capacity to $2.5 billion and extending the expiration date from April 26, 2028 to May 16, 2030.
(2)The company's senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
(3)On May 16, 2025, Invesco Ltd. and its indirect subsidiary, Invesco Finance, Inc., entered into two $500.0 million Term Loan Agreements expiring on May 16, 2028 and 2030, respectively. The three-year Term Loan Agreement due on May 16, 2028 was repaid in full as of October 31, 2025.
(4)The difference between the principal amounts and the carrying values of the debt in the table above reflects the unamortized debt issuance costs and discounts.

The fair market values of the company's senior notes and Term Loan Agreement were determined by market quotes provided by a third-party pricing service, which utilizes Level 2 valuation inputs. In the absence of an active market, the company relies upon the average price quoted by brokers for determining the fair market value of the debt.

At December 31, 2025, the outstanding balance on the Revolving Credit Agreement was $437.7 million. Borrowings under the Revolving Credit Agreement will bear interest at (i) Secured Overnight Financing rate (SOFR) plus a 0.10% adjustment (Adjusted SOFR) for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, (c) Adjusted SOFR for an interest period of one month plus 1.00%, and (d) 1.00%), plus, in either case, an applicable margin determined with reference to the higher of the available credit ratings of the Parent or its indirect subsidiary, Invesco Finance PLC. Based on credit ratings of the Parent as of December 31, 2025, the applicable margin for SOFR-based loans was 1.00% and for base rate loans was 0.00%. In addition, the company is required to pay the lenders a commitment fee, quarterly in arrears, based on the actual daily amount of the unused commitments of the lenders multiplied by the applicable percentage determined with reference to the higher of the available credit ratings of the Parent or its indirect subsidiary, Invesco Finance PLC. Based on credit ratings as of December 31, 2025, the commitment fee as of such quarter was equal to 0.10%.

The Term Loan Agreement bears interest at (i) Adjusted SOFR for specified interest periods or (ii) a floating base rate (based upon the highest of (a) the Bank of America prime rate, (b), the Federal Funds rate plus 0.50%, (c) Adjusted SOFR for an interest period of one month plus 1.00%, and (d) 1.00%), plus, in either case, an applicable margin determined with reference to the higher of the available credit ratings of the Parent or its indirect subsidiary, Invesco Finance PLC. Based on the credit ratings of the Parent as of December 31, 2025, the applicable margin for SOFR-based loans was 1.250% and for base rate loans was 0.250%. During the occurrence and continuance of an event of default, the interest rate increases by an additional 2.00% per annum.

The Credit Agreements contain customary restrictive covenants on the company and its subsidiaries. Restrictive covenants in the Credit Agreements include, but are not limited to, limitations on: creating, incurring or assuming liens; entering into merger arrangements; selling, leasing, transferring or otherwise disposing of assets; making a material change in the nature of the business; making a significant accounting policy change in certain situations; entering into transactions with affiliates; and incurring indebtedness through the subsidiaries (other than the Revolving Credit Agreement borrower or the Term Loan Agreement borrower). Many of these restrictions are subject to certain minimum thresholds and exceptions. Financial covenants under the Credit Agreements include: (i) the quarterly maintenance of an Adjusted debt/Covenant Adjusted EBITDA leverage ratio, as defined in the Credit Agreements, of not greater than 3.25:1.00, and (ii) an interest coverage ratio (Covenant Adjusted EBITDA, as defined in the Credit Agreements, divided by interest expense for the four consecutive fiscal quarters ended on or immediately prior to the date of determination) of not less than 4.00:1.00. The company is in compliance with all restrictive debt covenants as of December 31, 2025.

The Credit Agreements also contain customary provisions regarding events of default which could result in an acceleration or increase in amounts due, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control, certain judgments, ERISA matters, cross-default to other debt agreements, governmental action prohibiting or restricting the company or its subsidiaries in a manner that has a material adverse effect, and failure of certain guaranty obligations.

9.  SHARE CAPITAL

The preferred shares have a $0.20 par value, liquidation preference of $1,000 per share and fixed cash dividend rate of 5.90% per annum, payable quarterly on a non-cumulative basis. Shares of preferred stock are not redeemable prior to the 21st anniversary of their original issue date of May 24, 2019. The number of preferred shares issued and outstanding is represented in the table below:

in millions	December 31, 2025	December 31, 2024
Preferred shares issued	4.0	4.0
Less: Preferred shares repurchased (1)	(1.5)	—
Preferred shares outstanding (2)	2.5	4.0
__________
(1)    In 2025, Invesco repurchased $1.5 billion of the outstanding Series A Preferred Stock held by MassMutual at a premium of $240.0 million for $1.74 billion.
(2)    Substantially all the outstanding preferred shares are held by MassMutual.

The number of common shares and common share equivalents issued are represented in the table below:

in millions	December 31, 2025	December 31, 2024	December 31, 2023
Common shares issued	566.1	566.1	566.1
Less: Treasury shares for which dividend and voting rights do not apply	(122.1)	(118.1)	(116.6)
Common shares outstanding	444.0	448.0	449.5

During the year ended December 31, 2025, the company repurchased 5.4 million common shares in the open market at a cost of $100.4 million (December 31, 2024: 2.9 million common shares at a cost of $49.6 million). Separately, an aggregate of 1.3 million shares were withheld on vesting events during the year ended December 31, 2025 to meet employees' withholding tax obligations (December 31, 2024: 2.0 million). The fair value of the common shares withheld at the respective withholding dates was $23.6 million (December 31, 2024: $29.7 million). At December 31, 2025, approximately $232.2 million remained authorized under the company's common share repurchase authorization approved by the Board on July 22, 2016 (December 31, 2024: $332.6 million).

Total treasury shares at December 31, 2025 were 125.5 million (December 31, 2024: 123.0 million), including 3.4 million unvested restricted common stock awards (December 31, 2024: 4.9 million) for which dividend and voting rights apply. The market price of common shares on December 31, 2025 was $26.27. The total market value of the company's 125.5 million treasury shares was $3.3 billion at December 31, 2025.

Movements in Treasury Shares comprise:

in millions	2025	2024	2023
Beginning balance on January 1	123.0	124.7	119.5
Acquisition of common shares	6.7	4.9	11.5
Distribution of common shares	(3.9)	(6.2)	(6.0)
Common shares distributed to meet ESPP obligation	(0.3)	(0.4)	(0.3)
Ending balance on December 31	125.5	123.0	124.7

10.  OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	2025
(in millions)	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	$311.2	$—	$311.2
Other comprehensive income/(loss), net	—	2.0	2.0
Other comprehensive income/(loss), net of tax	311.2	2.0	313.2

Beginning balance on January 1	(904.4)	(131.7)	(1,036.1)
Other comprehensive income/(loss), net of tax	311.2	2.0	313.2
Ending balance on December 31	$(593.2)	$(129.7)	$(722.9)

	2024
(in millions)	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	$(234.3)	$—	$(234.3)
Other comprehensive income/(loss), net	—	—	—
Other comprehensive income/(loss), net of tax	(234.3)	—	(234.3)

Beginning balance on January 1	(670.1)	(131.7)	(801.8)
Other comprehensive income/(loss), net of tax	(234.3)	—	(234.3)
Ending balance on December 31	$(904.4)	$(131.7)	$(1,036.1)

	2023
(in millions)	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss) net of tax:
Currency translation differences on investments in foreign subsidiaries	$144.9	$—	$144.9
Other comprehensive income/(loss), net	—	(4.3)	(4.3)
Other comprehensive income/(loss), net of tax	144.9	(4.3)	140.6

Beginning balance on January 1	(815.0)	(127.4)	(942.4)
Other comprehensive income/(loss), net of tax	144.9	(4.3)	140.6
Ending balance on December 31	$(670.1)	$(131.7)	$(801.8)

11.  COMMON SHARE-BASED COMPENSATION

The company recognized total compensation expense of $80.0 million, $104.6 million and $114.6 million related to equity-settled common share-based compensation for the years ended December 31, 2025, 2024 and 2023, respectively. The income tax benefit recognized in the Consolidated Statements of Income for common share-based compensation arrangements was $16.7 million for 2025 (2024: $22.1 million; 2023: $17.4 million).

Employee common share awards are broadly classified into two categories: time-vested and performance-vested. Time-vested awards vest ratably over a defined period of continued employee service. Performance-vested awards vest upon (i) the company's attainment of certain pre-established performance criteria, and (ii) a defined period of continued employee service. Time-vested and performance-vested equity awards are granted in the form of restricted stock awards (RSAs) or restricted stock units (RSUs). With respect to the performance-vested awards granted in February 2023, 2024 and 2025, vesting is tied to the achievement of specific levels of adjusted operating margin and relative total shareholder return with vesting ranging from 0% to 150%.

Employee common share awards are measured at fair value based on Invesco's common stock price at the date of grant and are expensed on a straight-line basis over the vesting period, or for employees who meet defined retirement eligibility criteria, awards are expensed over the required retirement notification period.

With respect to time-vested awards, dividends accrue directly to the employee holder of RSAs, and cash payments in lieu of dividends are made to employee holders of RSUs. With respect to performance-vested awards, cash payments in lieu of dividends are deferred and are paid at the same time and vesting percentage as the underlying awards.

The 2016 Global Equity Incentive Plan, which was originally approved by the company's common shareholders in May 2016 and most recently amended and restated in July 2024, authorizes the issuance of up to 21.2 million shares. The 2010 Global Equity Incentive Plan ST (GEIP ST), which was approved by the Board in May 2010, authorizes the issuance of up to 8.5 million shares. Awards under the GEIP ST are only granted as employment inducement awards in connection with a strategic transaction and, as a result, do not require shareholder approval under the rules of the NYSE or otherwise.

Movements on employee common share awards during the years ended December 31, 2025, 2024 and 2023 are detailed below:

	2025			2024		2023
(in millions of common shares, except fair values)	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value	Time-Vested	Performance-Vested	Time-Vested	Performance-Vested
Unvested at the beginning of year	9.8	1.4	$17.17	10.4	1.6	10.3	2.1
Granted	4.6	1.0	17.95	5.0	0.9	5.7	0.3
Forfeited/Canceled due to performance measures	(0.8)	(0.3)	18.10	(0.5)	(0.1)	(0.3)	(0.2)
Vested and distributed	(3.7)	(0.1)	18.22	(5.1)	(1.0)	(5.3)	(0.6)
Unvested at the end of the year	9.9	2.0	$17.12	9.8	1.4	10.4	1.6

The total fair value of common shares that vested during 2025 was $66.3 million (2024: $95.7 million; 2023: $101.4 million). The weighted average grant date fair value of the U.S. dollar share awards that were granted during 2025 was $17.95 (2024: $15.20; 2023: $17.53).

At December 31, 2025, there was $106.5 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.29 years.

12.  RETIREMENT BENEFIT PLANS

Defined Contribution Plans

The company operates defined contribution retirement benefit plans for all qualifying employees. The assets of the plans are held separately from those of the company and are under the control of trustees. When employees leave the plans prior to vesting fully in the contributions, the contributions payable by the company may be reduced by the amount of forfeited contributions.

The total expense reflected in the Consolidated Statements of Income for the year ended December 31, 2025 of $91.2 million (December 31, 2024: $75.4 million, December 31, 2023: $73.9 million) represents contributions paid or payable to these plans by the company at rates specified in the rules of the plans. As of December 31, 2025, accrued contributions for 2025 of $28.0 million (December 31, 2024: $13.0 million) are payable to the plans.

Defined Benefit Plans

The company maintains legacy defined benefit pension plans for qualifying employees of its subsidiaries in the U.K., Ireland, Germany and Taiwan. All defined benefit plans are closed to new participants.

The most recent actuarial valuations of plan assets and the present value of the defined benefit obligation were valued as of December 31, 2025. The benefit obligation, related current service cost and prior service cost were measured using the projected unit credit method.

Benefit Obligations and Funded Status

The amounts included in the Consolidated Balance Sheets arising from the company's obligations and plan assets in respect of its defined benefit retirement plans were as follows:

(in millions)	2025	2024
Benefit obligation	$(292.9)	$(285.7)
Fair value of plan assets	316.3	304.7
Funded status	$23.4	$19.0
Amounts recognized in the Consolidated Balance Sheets:
Other assets	$26.8	$21.9
Accrued compensation and benefits	(3.4)	(2.9)
Funded status	$23.4	$19.0

Changes in the benefit obligations were as follows:

(in millions)	2025	2024
January 1	$285.7	$325.8
Service cost	0.1	0.1
Interest cost	15.4	14.0
Actuarial (gains)/losses	(8.5)	(35.6)
Exchange difference	22.8	(6.9)
Benefits paid	(12.9)	(11.7)
Settlement	(9.7)	—
December 31	$292.9	$285.7

Key assumptions used in plan valuations are detailed below. Appropriate local mortality tables were also used. The weighted average assumptions used to determine defined benefit obligations at December 31, 2025 and 2024 were as follows:

	2025	2024
Discount rate	5.39%	5.23%
Expected rate of salary increases	2.69%	2.90%
Future pension trend rate increases	3.30%	3.29%

Changes in the fair value of plan assets in the current period were as follows:

	Retirement Plans
(in millions)	2025	2024
January 1	$304.7	$350.1
Actual return on plan assets	8.0	(26.8)
Foreign currency changes	24.4	(7.1)
Contributions from the company	2.3	0.2
Benefits paid	(12.9)	(11.7)
Settlement and other	(10.2)	—
December 31	$316.3	$304.7

The components of the amount recognized in accumulated other comprehensive income at December 31, 2025 and 2024 were as follows:

	Retirement Plans
(in millions)	2025	2024
Prior service cost/(credit)	$5.5	$5.3
Net actuarial loss/(gain)	153.8	157.1
Total	$159.3	$162.4

The amounts in accumulated other comprehensive income expected to be amortized into the Consolidated Income Statement during the year ending December 31, 2026 are as follows:

(in millions)	Retirement Plans
Prior service cost/(credit)	$0.3
Net actuarial loss/(gain)	5.2
Total	$5.5

The total accumulated and projected benefit obligation and fair value of plan assets for plans with accumulated and projected benefit obligations in excess of plan assets were as follows:

	Retirement Plans
(in millions)	2025	2024
Plans with accumulated and projected benefit obligation in excess of plan assets:
Accumulated and projected benefit obligation	$5.1	$4.3
Fair value of plan assets	$1.6	$1.4

Net Periodic Benefit Cost

The components of net periodic benefit cost in respect of these defined benefit plans were as follows:

	Retirement Plans
(in millions)	2025	2024	2023
Service cost	$0.1	$0.1	$0.2
Interest cost	15.4	14.0	14.0
Expected return on plan assets	(15.8)	(14.2)	(14.7)
Amortization of prior service cost/(credit)	0.2	0.2	0.5
Amortization of net actuarial (gain)/loss	5.3	4.8	3.8
Settlement	(2.1)	—	—
Net periodic benefit cost/(credit)	$3.1	$4.9	$3.8

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2025, 2024 and 2023 were:

	Retirement Plans
	2025	2024	2023
Discount rate	5.23%	4.37%	4.55%
Expected return on plan assets	5.25%	5.02%	4.13%
Expected rate of salary increases	2.90%	2.87%	2.97%
Future pension rate increases	3.29%	3.28%	3.35%

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

Plan Assets

The analysis of the plan assets as of December 31, 2025 was as follows:

(in millions)	2025	% of Plan Assets
Cash and cash equivalents	$14.0	4.4%
Fund investments	109.4	34.6%
Equity securities	17.6	5.6%
Government debt securities	11.3	3.6%
Guaranteed investments contracts	87.4	27.6%
Other investments	76.6	24.2%
Total	$316.3	100.0%

The analysis of the plan assets as of December 31, 2024 was as follows:

(in millions)	2024	% of Plan Assets
Cash and cash equivalents	$13.8	4.5%
Fund investments	92.7	30.4%
Equity securities	17.9	5.9%
Government debt securities	13.3	4.4%
Guaranteed investments contracts	85.5	28.1%
Other investments	81.5	26.7%
Total	$304.7	100.0%

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

Cash Flows

The estimated amounts of contributions expected to be paid to the plans during 2026 are $0.2 million. There are no future annual benefits of plan participants covered by insurance contracts issued by the employer or related parties.

The benefits expected to be paid in each of the next five fiscal years and in the five fiscal years thereafter are as follows:

(in millions)
Expected benefit payments:
2026	$14.1
2027	$15.0
2028	$15.9
2029	$15.9
2030	$17.8
Thereafter in the succeeding five years	$93.8

13.  OPERATING LEASES

The company leases office space in almost all its business locations and data centers and has certain equipment under non-cancelable operating leases. The operating leases have a weighted-average remaining lease term of 9.69 years for the year ended December 31, 2025 (2024: 9.93 years) and generally include one or more options to renew, with renewal terms that can extend the lease term from 1 to 10 years. Certain lease arrangements include an option to terminate the lease if a notification is provided to the landlord within 1 to 3.2 years prior to the end of the lease term. The company has sole discretion in exercising lease renewal and termination options. The lease terms used in the company’s lease measurements do not include renewal options as they are not reasonably certain to be exercised as of the date of this report.

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

As of December 31, 2025, the right-of-use asset of $297.2 million was included in Other assets, and the lease liability of $406.7 million was included in Accounts payable and accrued expenses, on the Consolidated Balance Sheets.

The components of lease expense for the years ended December 31, 2025, 2024 and 2023 were as follows:

(in millions)	2025	2024	2023
Operating lease cost	$67.2	$73.7	$75.4
Variable lease cost	23.6	27.9	25.9
Less: sublease income	(1.2)	(1.9)	(2.3)
Total lease expense	$89.6	$99.7	$99.0
Supplemental cash flow information related to leases for the years ended December 31, 2025 and 2024 was as follows:

(in millions)	2025	2024
Cash outflows from operating leases included in the measurement of lease liabilities	$72.1	$75.0
Right-of-use assets obtained in exchange for new operating lease liabilities	$11.1	$57.2

In determining the discount rate, the company considered the interest rate yield for specific interest rate environments and the company’s credit spread at the inception of the lease.

The weighted-average discount rate for the operating lease liability for the year ended December 31, 2025 was 4.49% (2024: 4.42%).

As of December 31, 2025, the maturities of the company’s lease liabilities (primarily related to real estate leases) were as follows:

(in millions)
2026	$66.6
2027	61.1
2028	53.1
2029	41.7
2030	42.1
Thereafter	235.3
Total lease payments	499.9
Less: interest	(93.2)
Present value of lease liabilities	$406.7

14.  TAXATION

The components of the company's income tax expense (benefit) for the years ended December 31, 2025, 2024 and 2023 were as follows:

(in millions)	2025	2024	2023
Current:
Federal	$152.5	$201.2	$164.0
State	(44.2)	51.3	42.7
Foreign	72.4	38.5	32.8
	180.7	291.0	239.5
Deferred:
Federal	$(292.0)	$(19.3)	$(235.3)
State	(101.7)	(2.0)	(44.1)
Foreign	8.4	(16.8)	(29.8)
	(385.3)	(38.1)	(309.2)
Total income tax expense (benefit)	$(204.6)	$252.9	$(69.7)

A reconciliation between the income tax provision at the statutory U.S. federal income tax rate and the income tax provision at the effective tax rate per the Consolidated Statements of Income for the year ended December 31, 2025, after the adoption of ASU 2023-09, is as follows:

(in millions)	2025
Income tax provision at the U.S federal statutory income tax rate (1)	$(79.7)	21.0%
State taxes, net of federal tax effect (2)	(76.4)	20.1%
Foreign tax effects:
United Kingdom:
(Income)/loss attributable to equity method investments in corporate joint ventures	(19.8)	5.2%
Other	3.6	(1.0)%
Other foreign jurisdictions	33.2	(8.8)%
Worldwide changes in UTBs, including interest and penalties	(38.9)	10.3%
Nontaxable or nondeductible items	5.2	(1.4)%
(Income)/loss attributable to noncontrolling interests in consolidated entities	(22.2)	5.9%
Other adjustments	(9.6)	2.6%
Income tax provision at the effective tax rate per Consolidated Statements of Income	$(204.6)	53.9%
__________
(1)    Since the revenues, net income and associated tax provision in the U.S. is significantly greater than any other single taxing jurisdiction within the worldwide group, the above reconciliation is presented on the basis of the U.S. statutory federal income tax rate of 21% as opposed to the Bermuda 2025 statutory income tax rate of 15%. For years prior to 2025, the statutory income tax rate in Bermuda was zero.
(2)    State taxes in Illinois made up the majority (greater than 50%) of the tax effect in this category.

A reconciliation between the statutory U.S. federal income tax rate and the effective tax rate per the Consolidated Statements of Income for the years ended December 31, 2024 and December 31, 2023, prior to the adoption of ASU 2023-09, is as follows:

	2024	2023(1)
U.S. federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal tax effect	3.9%	3.2%
Foreign tax rate differential	(2.8)%	11.1%
Income/(loss) attributable to noncontrolling interests in consolidated entities	0.5%	(6.3)%
Income/(loss) attributable to equity method investments in corporate joint ventures	(1.3)%	7.4%
Valuation allowance	1.2%	(2.9)%
Nondeductible regulatory settlements	1.1%	—%
Nondeductible executive compensation	—%	(4.6)%
Nontaxable gain	—%	3.9%
Other	1.6%	(3.5)%
Effective tax rate per the Consolidated Statements of Income	25.2%	29.3%
__________
(1)    Certain signs within the table in the year ended December 31, 2023 are the opposite compared to the year ended December 31, 2024 as a result of applying each line’s total income tax benefit or expense to the loss before income taxes.

The company’s effective tax rate is affected by the tax rates in foreign jurisdictions, which are different than the U.S. federal statutory tax rate of 21%, and the relative amount of income earned in those jurisdictions. As a result, the effective tax rate will vary from year to year depending on the mix of the profits and losses from each jurisdiction.

The components of income/(loss) before taxes for the years ended December 31, 2025, 2024 and 2023 were as follows:

(in millions)	2025	2024	2023
Domestic	$(714.0)	$850.6	$(469.2)
Foreign	334.6	154.7	231.3
Income/(loss) before income taxes	$(379.4)	$1,005.3	$(237.9)

The components of the deferred tax assets and liabilities reflected in the Consolidated Balance Sheets at December 31, 2025 and 2024 included the following:

(in millions)	2025	2024
Deferred tax assets:
Compensation and benefits	$108.5	$118.3
Lease obligations	75.0	85.5
Net operating loss carryforwards	154.3	165.0
Fixed assets	7.1	24.9
Accrued liabilities	28.2	38.0
Other	1.8	4.7
Total deferred tax assets	374.9	436.4
Valuation allowance	(96.1)	(99.2)
Deferred tax assets, net of valuation allowance	278.8	337.2
Deferred tax liabilities:
Goodwill and intangibles	(1,081.3)	(1,522.1)
Leased assets	(51.7)	(60.0)
Other	(38.7)	(27.3)
Total deferred tax liabilities	(1,171.7)	(1,609.4)
Net deferred tax liability	$(892.9)	$(1,272.2)

Deferred income tax assets and liabilities are recorded net when related to the same tax jurisdiction. At December 31, 2025, the company recorded on the Consolidated Balance Sheets net deferred tax assets of $8.6 million in Other assets and net Deferred tax liabilities of $901.5 million. At December 31, 2024, the company recorded on the Consolidated Balance Sheets net deferred tax assets of $9.7 million in Other assets and net Deferred tax liabilities of $1,281.9 million.

At December 31, 2025, the company had state net operating loss carryforwards of $28.6 million, which will expire, if not utilized, between 2026 and 2038 except for approximately $3.4 million which have an indefinite life. At December 31, 2025, the company also had foreign net operating loss carryforwards of $125.7 million, of which approximately $8.1 million will expire over several years starting in 2026, with the remaining $117.6 million having an indefinite life. A valuation allowance has been recorded against certain carryforwards and certain deferred tax assets related to tax jurisdictions in which it is unlikely that the deferred tax asset will be realized.

Deferred tax liabilities are recognized for taxes that would be payable on the unremitted earnings of the company's foreign subsidiaries and corporate joint ventures, except where it is our intention to indefinitely reinvest the undistributed earnings. A deferred tax liability has not been recognized for our Canadian unremitted earnings, which are indefinitely reinvested, of approximately $1,028.0 million and $989.1 million at December 31, 2025 and 2024, respectively. If these earnings were distributed as a dividend, Canadian withholding tax of 5.0% would be due on the dividend. There are no other significant jurisdictions for which a deferred tax liability has not been recognized on unremitted earnings.

A reconciliation of the gross UTBs for the years ended December 31, 2025, 2024 and 2023 is as follows:

(in millions)	2025	2024	2023
Balance at January 1	$99.3	$91.3	$100.2
Additions for tax positions related to the current year	2.9	11.7	9.6
Additions for tax positions related to prior years	2.7	1.3	1.3
Reductions for tax positions related to prior years	(40.9)	(0.6)	(7.7)
Reductions related to lapse of statute of limitations	(9.0)	(4.4)	(1.8)
Reductions related to settlements	(0.3)	—	(10.3)
Balance at December 31	$54.7	$99.3	$91.3

The amount of UTBs that, if recognized, would favorably affect the company's effective tax rate was $43.6 million at December 31, 2025. The company recognizes accrued interest and penalties related to UTBs as a component of the income tax provision. The Consolidated Balance Sheets include accrued interest and penalties related to UTBs of $16.7 million, $21.6 million and $17.0 million at December 31, 2025, 2024 and 2023, respectively. The company recognized a benefit for interest and penalties related to UTBs of $(4.9) million in 2025 and an expense of $4.5 million and $1.9 million in 2024 and 2023, respectively.

The company files U.S. federal, U.S. state and local, and numerous foreign income tax returns. The company is periodically examined by various taxing authorities. With few exceptions, the company is no longer subject to income tax examinations for years prior to 2014.

The components of the Company’s income taxes paid (net of refunds received) by jurisdiction, as reflected in the Consolidated Statements of Cash Flows for the year ended December 31, 2025, were as follows:

(in millions)	2025
Federal	$164.5
State:
Illinois	(15.8)
Other	32.1
Foreign:
Japan	12.1
Other	45.8
Total income taxes paid (net of refunds)	$238.7

15.  EARNINGS PER COMMON SHARE

The calculation of EPS for the years ended December 31, 2025, 2024 and 2023 is as follows:

(In millions, except per share data)	2025	2024	2023
Net income/(loss) attributable to Invesco Ltd.	$(726.3)	$538.0	$(333.7)

Invesco Ltd:
Weighted average common shares outstanding - basic	452.6	457.0	454.8
Dilutive effect of non-participating common share-based awards	2.4	0.7	1.4
Weighted average common shares outstanding - diluted	455.0	457.7	456.2

Earnings per common share:
- basic	$(1.60)	$1.18	$(0.73)
- diluted	$(1.60)	$1.18	$(0.73)

Certain performance-vested awards are excluded from diluted EPS share calculations as the designated contingency was not met.

16.  SEGMENT AND GEOGRAPHIC INFORMATION

The company has one operating segment, investment management.

The company’s CODM is the President and Chief Executive Officer as he assesses the company’s performance and makes decisions about resource allocation. Net income/(loss) is one of the performance measures used by the CODM to evaluate the segment's performance and allocate capital. When assessing performance, the CODM uses regularly provided GAAP and non-GAAP financial information and metrics to monitor actual results against forecasts, prior period results and peers’ results. The information regularly provided to the CODM on the segment's revenues and significant expenses aligns with the categories presented in the Consolidated Statements of Income. The segment's assets are reported on the Consolidated Balance Sheets as Total assets.

Geographical information is presented below. There are no revenues or long-lived assets attributed to Bermuda.

(in millions)	Americas	APAC	EMEA	Total
For the year ended December 31, 2025
Total operating revenues (1)	$4,766.1	$295.3	$1,315.7	$6,377.1
Long-lived assets (2)	$245.7	$24.8	$108.4	$378.9

For the year ended December 31, 2024
Total operating revenues (1)	$4,653.1	$270.9	$1,143.0	$6,067.0
Long-lived assets (2)	$312.8	$33.7	$132.5	$479.0

For the year ended December 31, 2023
Total operating revenues (1)	$4,380.3	$263.8	$1,072.3	$5,716.4
Long-lived assets (2)	$416.0	$40.0	$143.5	$599.5
__________
(1)    Operating revenues reflect the geographical regions from which services are provided.
(2)    Long-lived assets include property, equipment and software.

17.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has committed to co-invest in certain investment products which may be called in future periods. At December 31, 2025, the company’s undrawn co-invest capital commitments were $683.6 million (December 31, 2024: $693.7 million).

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

In management’s opinion, adequate accrual has been made as of December 31, 2025 to provide for any losses that may arise from matters for which the company could reasonably estimate an amount and are deemed probable. Management believes that the ultimate resolution of any litigation or regulatory investigations will not materially affect the company’s business, revenue, net income or liquidity.

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

18.  CONSOLIDATED INVESTMENT PRODUCTS

The company's risk with respect to each investment in CIP is limited to its equity ownership, undrawn capital commitments, and any uncollected management and performance fees. The company has no right to the benefits from, nor does it bear the risks associated with, these investments, beyond the company's direct investments in, and management and performance fees generated from, the investment products. If the company were to liquidate, these investments would not be available to the general creditors of the company, and as a result, the company does not consider investments held by CIP to be company assets. Additionally, the collateral assets of consolidated CLOs are held solely to satisfy the obligations of the CLOs, and the investors in the consolidated CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. CIP are taxed at the investor level and not at the product level; therefore, there is no tax provision reflected in the net impact of CIP. Substantially all of CIP are VIEs. The following table presents the assets and liabilities balances related to CIP that are included on the Consolidated Balance Sheets as well as the company’s net investment in and net receivables due from CIP.

(in millions)	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents of CIP	$942.3	$509.5
Accounts receivable and other assets of CIP	266.1	372.3
Investments of CIP	8,941.4	7,492.7
Investments and other assets of CIP	$10,149.8	$8,374.5
LIABILITIES
Debt of CIP	7,552.7	6,200.9
Other liabilities of CIP	1,414.9	652.2
Debt and other liabilities of CIP	8,967.6	6,853.1
EQUITY
Equity attributable to redeemable noncontrolling interests	75.4	544.7
Invesco's net investment in and net receivables due from CIP	408.3	412.5
Equity attributable to nonredeemable noncontrolling interests	698.5	564.2
Total liabilities and equity	$10,149.8	$8,374.5

The following table reflects the impact of consolidation of investment products into the Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023.

(in millions)	2025	2024	2023
Operating income/(loss)	$(84.6)	$(60.2)	$(84.8)
Other income/(expense)	191.5	37.8	13.5
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(106.9)	22.4	71.3
Net income/(loss) attributable to Invesco Ltd.	$—	$—	$—

The following tables present the fair value hierarchy levels of Investments of CIP which are measured at fair value as of December 31, 2025 and December 31, 2024:

	December 31, 2025
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient(2)
Assets:
Bank loans(1)	$7,635.2	$—	$7,309.7	$325.5	$—
Bonds	674.2	11.8	640.5	21.9	—
Equity securities	172.1	50.8	1.3	120.0	—
Equity and fixed income mutual funds	17.8	5.4	12.4	—	—
Investments in other private equity funds	438.0	—	—	—	438.0
Real estate investments	4.1	—	—	—	4.1
Total assets at fair value	$8,941.4	$68.0	$7,963.9	$467.4	$442.1

	December 31, 2024
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a Practical expedient(2)
Assets:
Bank loans(1)	$5,793.0	$—	$5,494.5	$298.5	$—
Bonds	605.5	17.2	588.3	—	—
Equity securities	144.5	37.2	22.7	84.6	—
Equity and fixed income mutual funds	96.5	3.2	93.3	—	—
Investments in other private equity funds	414.6	—	—	—	414.6
Real estate investments	438.6	—	—	—	438.6
Total assets at fair value	$7,492.7	$57.6	$6,198.8	$383.1	$853.2
_________
(1)    Bank loan investments, which comprise the majority of the consolidated CLOs' portfolio collateral, are senior secured corporate loans from a variety of industries. Bank loan investments mature at various dates between 2026 and 2033, pay interest at the applicable reference rate plus a spread of up to 12.00%, and typically range in S&P credit rating categories from BBB down to unrated. Notes issued by the consolidated CLOs mature at various dates between 2030 and 2039 and have a weighted average maturity of nine years. The notes are issued in various tranches with different risk profiles. The interest rates are generally variable rates based on the applicable reference rate plus a pre-defined spread, which varies from 0.65% for the more senior tranches to 8.77% for the more subordinated tranches. The investors of the notes are not affiliated with the company and have no recourse to the general credit of the company. The company elected the fair value option for collateral assets held and notes issued by its consolidated CLOs, see Note 1 "Accounting Policies," for details. At December 31, 2025, the unpaid principal balance exceeds the fair value of the senior secured bank loans and bonds by approximately $544.7 million (December 31, 2024: the unpaid principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $303.9 million). Approximately 1.22% of the collateral assets are in default as of December 31, 2025 (December 31, 2024: approximately 0.37% of the collateral assets were in default).
(2)    The table below summarizes as of December 31, 2025 and December 31, 2024, the nature of investments that are valued using the NAV as a practical expedient. Private equity funds are not subject to redemption; however, for certain funds, investors may sell or transfer their interest. Real estate funds are generally subject to a redemption notice period that requires at least 45 days, and the frequency of redemptions is either quarterly or best efforts.

	December 31, 2025			December 31, 2024
(in millions, except term data)	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term	Fair Value	Total Unfunded Commitments	Weighted Average Remaining Term
Private equity funds	$438.0	$23.7	4.5 years	$414.6	$32.5	5.2 years
Real estate investments	$4.1	N/A	N/A	$438.6	$13.7	N/A

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs as of December 31, 2025 and December 31, 2024:

	2025	2024
(in millions)	Level 3 Assets	Level 3 Assets
Beginning Balance as of January 1	$383.1	$825.8
CIP Purchases	444.5	392.5
CIP Sales	(295.8)	(134.7)
Deconsolidation/Consolidation of CIP	54.5	(724.9)
Gains and losses included in the Consolidated Statements of Income	(16.7)	(18.5)
Transfers from Level 3 into Levels 1 or 2	(401.6)	(169.5)
Transfers into Level 3 from Levels 1 or 2	297.2	214.5
Foreign exchange	2.2	(2.1)
Ending Balance as of December 31	$467.4	$383.1

Non-consolidated VIEs

At December 31, 2025, the company's carrying value and risk of loss with respect to VIEs in which the company is not the primary beneficiary included our investment carrying value of $242.4 million (December 31, 2024: $106.1 million) and unfunded capital commitments of $86.8 million (December 31, 2024: $141.2 million).

19. RELATED PARTIES

MassMutual owns approximately 18.3% of the common stock of the company and owns substantially all of the outstanding $2.5 billion in perpetual, non-cumulative preferred shares as of December 31, 2025. Based on the level of shares owned by MassMutual and the corresponding customary minority shareholder rights, which includes representation on Invesco’s Board of Directors, the company considers MassMutual a related party.

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

20. SUBSEQUENT EVENTS

On January 13, 2026, the company announced that it entered into an agreement to sell the company's Canadian fund management agreements to CI Global Asset Management and form a long-term strategic partnership under which the company will continue to provide portfolio management services through a sub-advisory arrangement to approximately 66 of the 104 Canadian mutual funds and ETFs with approximately $9 billion of AUM.

On January 15, 2026, Invesco Finance PLC, a wholly-owned indirect subsidiary of the Parent, redeemed the $500.0 million of senior notes which matured on January 15, 2026. The redemption was primarily funded by the Revolving Credit Agreement which had an outstanding balance of $790.0 million on January 31, 2026.

On January 26, 2026, the company declared a fourth quarter 2025 dividend of $0.210 per common share, payable on March 3, 2026, to common shareholders of record at the close of business on February 13, 2026 with an ex-dividend date of February 13, 2026.

On January 26, 2026, the company declared a preferred dividend of $14.75 per preferred share to the holders of preferred shares representing the period from December 1, 2025 through February 28, 2026. The preferred dividend is payable on March 2, 2026.

As previously announced, on February 18, 2026, the company’s Board of directors authorized a $1 billion common share repurchase plan with no stated expiration date.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding the required disclosure.

Management's report on internal control over financial reporting is located in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our independent registered public accounting firm PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of Invesco adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Invesco filed the certification of its Chief Executive Officer with the NYSE in 2025 as required pursuant to Section 303A of the NYSE Listed Company Manual. In addition, Invesco filed the Sarbanes-Oxley Act Section 302 certifications of its Chief Executive Officer and Chief Financial Officer with the SEC, which certifications are attached hereto as Exhibit 31.1 and Exhibit 31.2, respectively.

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

The other information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025, under the captions “Our Executive Officers,” “Corporate Governance,” “Board of Directors,” "Delinquent Section 16(a) Reports" (to the extent there are any late filings to report) and possibly elsewhere therein. Such information is incorporated into this Item 10 by reference.

Item 11.  Executive Compensation

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025, under the captions “Board of Directors - Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and possibly elsewhere therein. Such information is incorporated into this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025, under the captions “Executive Compensation,” “Security Ownership of Principal Shareholders,” “Security Ownership of Management,” and possibly elsewhere therein. Such information is incorporated into this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025, under the captions “Corporate Governance,” “Certain Relationships and Related Transactions,” “Board of Directors,” “Related Person Transaction Policy,” and possibly elsewhere therein. Such information is incorporated into this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the definitive Proxy Statement for the company's annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025, under the captions “Fees Paid to Independent Registered Public Accounting Firm,” “Pre-Approval Process and Policy,” and possibly elsewhere therein. Such information is incorporated into this Item 14 by reference.

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

Item 16. Form 10-K Summary

Not applicable

Exhibit Index

(Note: Exhibits 10.5 through 10.29 are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Report pursuant to Item 15(b) of this Report.

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

4.5	Form of 5.375% Senior Notes due 2043 (included in Exhibit 4.3)
4.6	Form of 3.750% Senior Notes due 2026 (included in Exhibit 4.4)
4.7	Description of Securities of Invesco Ltd.
10.1
Seventh Amended and Restated Credit Agreement, dated as of May 16, 2025, among Invesco Finance PLC, the company, the banks, financial institutions and other institutional lenders from time to time a party thereto and Bank of America, N.A., as administrative agent incorporated by reference to exhibit 10.3 to Invesco’s Current Report on Form 8-K , filed with the Securities and Exchange Commission on May 16, 2025

10.2
Seventh Amended and Restated Guaranty, dated as of May 16, 2025, with respect to the Seventh Amended and Restated Credit Agreement by the company in favor of Bank of America, N.A., as administrative agent, and the lenders party incorporated by reference to exhibit 10.4 to Invesco’s Current Report on Form 8-K , filed with the Securities and Exchange Commission on May 16, 2025 to the Seventh Amended and Restated Credit Agreement incorporated by reference to exhibit 10.3 to Invesco’s Current Report on Form 8_K , filed with the Securities and Exchange Commission on May 16, 2025

10.3
Term Loan Credit Agreement, dated as of May 16, 2025, among Invesco Finance, Inc., as borrower, Invesco Ltd., as parent, Bank of America, N.A., as administrative agent, and the lenders party thereto incorporated by reference to exhibit 10.1 to Invesco’s Current Report on Form 8-K , filed with the Securities and Exchange Commission on May 16, 2025.

10.4
Term Loan Guaranty, dated as of May 16, 2025, between Invesco Ltd., as parent, in favor of Bank of America, N.A., as administrative agent, and the lenders party thereto incorporated by reference to exhibit 10.2 to Invesco’s Current Report on Form 8-K , filed with the Securities and Exchange Commission on May 16, 2025.

10.5
Invesco Ltd. 2016 Global Equity Plan, as amended and restated, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the Securities and Exchange Commission on July 31, 2024

10.6
Invesco Ltd. 2010 Global Equity Incentive Plan (ST), as amended and restated effective February 28, 2024, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 1, 2024

10.7
First Amendment to the Invesco Ltd. 2010 Global Equity Incentive Plan (ST), as amended and restated on October 10, 2017, dated May 9, 2019, incorporated by reference to exhibit 4.3 to Invesco’s Form S-8, filed with the Securities and Exchange Commission on May 14, 2019

10.8
Form of Restricted Stock Award Agreement – 3-Year Cliff Time Vesting - under Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (February 2023), incorporated by reference to exhibit 10.3 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the Securities and Exchange Commission on May 3, 2023

10.9
Form of Restricted Award Agreement for Executive Officers – Time Vesting under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the Securities and Exchange Commission on August 2, 2023

10.10
Form of Restricted Stock Award Agreement - Time Vesting - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.11
Form of Restricted Stock Unit Award Agreement - Time Vesting - under the Invesco Ltd. 2016 Global Equity Incentive Plan, incorporated by reference to exhibit 10.19 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017

10.12
Form of Restricted Stock Unit Award Agreement - Performance Vesting under Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (February 2023), incorporated by reference to exhibit 10.4 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the Securities and Exchange Commission on May 3, 2023

10.13
Form of Restricted Stock Unit Award Agreement - Performance Vesting under the Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (May 2021), incorporated by reference to exhibit 10.3 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on July 30, 2021

10.14
Form of Restricted Stock Unit Award Agreement - Performance Vesting - for UCITS staff - under Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (February 2023), incorporated by reference to exhibit 10.5 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the Securities and Exchange on May 3, 2023

10.15
Form of Restricted Stock Unit Award Agreement - Time Vesting - for UCITS staff - under the Invesco Ltd. 2016 Global Equity Incentive Plan (Feb 2020), incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on April 23, 2020

10.16
Form of Restricted Fund Unit Agreement - Upfront Awards - for UCITS staff - under Invesco Ltd. Deferred Incentive Plan (Feb 2020), incorporated by reference to exhibit 10.3 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on April 23, 2020

10.17
Form of Restricted Fund Unit Agreement – Deferred Awards (Feb 2021) – for UCITS staff – under Invesco Ltd. Deferred Incentive Plan, incorporated by reference to exhibit 10.4 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the Securities and Exchange Commission on April 30, 2021

10.18
Form of Restricted Stock Unit Award Agreement - Performance Vesting under Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (February 2024), incorporated by reference to exhibit 10.3 to Invesco’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 1, 2024

10.19
Form of Restricted Stock Unit Award Agreement - Performance Vesting - for UCITS staff - under Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (February 2024), incorporated by reference to exhibit 10.4 to Invesco’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 1, 2024

10.20
Form of Restricted Stock Award Agreement for Non-Executive Directors under the Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (May 2021), incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on July 30, 2021

10.21
Form of Restricted Stock Unit Award Agreement for Non-Executive Directors under the Invesco Ltd. 2016 Global Equity Incentive Plan, as amended and restated (May 2021), incorporated by reference to exhibit 10.2 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on July 30, 2021

10.22
Form of Restricted Stock Unit Award Agreement-Time Vesting with Retirement Provisions-under the Invesco Ltd. 2016 Global Equity Incentive Plan (2025) incorporated by reference to exhibit 10.2 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the Securities and Exchange Commission on April 28, 2025

10.23
Form of Restricted Stock Unit Award Agreement-UCITS Staff Time Vesting with Retirement Provisions-under the Invesco Ltd. 2016 Global Equity Incentive Plan (2025) incorporated by reference to exhibit 10.3 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the Securities and Exchange Commission on April 28, 2025

10.24
Form of Restricted Stock Unit Award Agreement-Performance Vesting with Retirement Provisions-under Invesco Ltd. 2016 Global Equity Incentive Plan (2025) incorporated by reference to exhibit 10.4 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the Securities and Exchange Commission on April 28, 2025

10.25
Form of Restricted Stock Unit Award Agreement-Performance Vesting- UCITS Staff with Retirement Provisions (2025) incorporated by reference to exhibit 10.5 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the Securities and Exchange Commission on April 28, 2025

10.26	Form of Restricted Fund Unit Award Agreement – Upfront Awards - UCITS (2025)
10.27
Invesco Ltd. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan, effective as of January 1, 2025, incorporated by reference to exhibit 10.21 to Invesco's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 25, 2025

10.28
Invesco Ltd. Amended and Restated Deferred Incentive Plan, effective as of February 28,2024, incorporated by reference to exhibit 10.2 to Invesco’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 1, 2024

10.29
Invesco Ltd. Executive Incentive Bonus Plan, as amended and restated effective January 1, 2013, incorporated by reference to Appendix A to Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 1, 2013

10.30
Form of Aircraft Time Sharing Agreement incorporated by reference to exhibit 10.19 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 21, 2014

10.31
Global Partners Employment Contract, dated April 1, 2000, between INVESCO Pacific Holdings Limited and Andrew Lo, incorporated by reference to exhibit 10.17 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008

10.32
Agreement and Plan of Merger by and among MM Asset Management Holding LLC, Oppenheimer Acquisition Corp., Invesco Ltd., Gem Acquisition Corp. and Gem Acquisition Two Corp. dated as of October 17, 2018, incorporated by reference to exhibit 10.1 to Invesco’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed with the Securities and Exchange Commission on October 24, 2018

10.33
First Amendment, dated as of April 11, 2019, to the Agreement and Plan of Merger, dated as of October 17, 2018, by and among Invesco Ltd., Gem Acquisition Corp., Gem Acquisition Two Corp., MM Asset Management Holding LLC and Oppenheimer Acquisition Corp., incorporated by reference to exhibit 10.4 to Invesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on April 25, 2019

10.34
Second Amendment to the Agreement and Plan of Merger, dated May 24, 2019, by and among Invesco Ltd., Gem Acquisition Corp., Gem Acquisition Two Corp., MM Asset Management Holding LLC, and Oppenheimer Acquisition Corp., incorporated by reference to exhibit 2.3 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2019

10.35
Shareholder Agreement, dated May 24, 2019, by and between Invesco Ltd. and Massachusetts Mutual Life Insurance Company, incorporated by reference to exhibit 10.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2019

19.0
Invesco Ltd. Insider Trading Policy incorporated by reference to exhibit 19.0 to Invesco’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 25, 2025

21.0	List of Subsidiaries

22.0
Subsidiary Guarantors and Issuers of Guaranteed Securities, incorporated by reference to the exhibit 22.0 to Invesco's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 21, 2024

23.1	Consent of PricewaterhouseCoopers LLP, dated February 24, 2026
31.1	Certification of Andrew R. Schlossberg pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Andrew R. Schlossberg pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of L. Allison Dukes pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97
Invesco Policy for Recoupment of Incentive Compensation, incorporated by reference to the exhibit 97 to Invesco's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 21,2024

101
The following financial statements from the company’s Quarterly Report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	Cover page from the company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Ltd.

By:	/s/ ANDREW R. SCHLOSSBERG
Name:	Andrew R. Schlossberg
Title:	President and Chief Executive Officer

Date:	February 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ANDREW R. SCHLOSSBERG	Chief Executive Officer (Principal Executive Officer) and President; Director	February 24, 2026
Andrew R. Schlossberg
/s/ L. ALLISON DUKES	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 24, 2026
L. Allison Dukes
/s/ TERRY G. VACHERON	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2026
Terry G. Vacheron
/s/ G. RICHARD WAGONER, JR.	Chairperson and Director	February 24, 2026
G. Richard Wagoner, Jr.
/s/ SARAH E. BESHAR	Director	February 24, 2026
Sarah E. Beshar
/s/ THOMAS M. FINKE	Director	February 24, 2026
Thomas M. Finke
/s/ THOMAS P. GIBBONS	Director	February 24, 2026
Thomas P. Gibbons
/s/ WILLIAM F. GLAVIN, JR.	Director	February 24, 2026
William F. Glavin, Jr.
/s/ ELIZABETH. S. JOHNSON	Director	February 24, 2026
Elizabeth S. Johnson
/s/ SIR NIGEL SHEINWALD	Director	February 24, 2026
Sir Nigel Sheinwald
/s/ PAULA C. TOLLIVER	Director	February 24, 2026
Paula C. Tolliver
/s/ CHRISTOPHER C. WOMACK	Director	February 24, 2026
Christopher C. Womack
/s/ PHOEBE A. WOOD	Director	February 24, 2026
Phoebe A. Wood