Form 10-Q
period 2026-03-31
Invesco Ltd.
filed 2026-05-05
CIK 914208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of March 31, 2026, the most recent practicable date, the number of Common Shares outstanding was 443,296,629.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

GLOSSARY OF DEFINED TERMS

APAC	—	Asia-Pacific
ASC	—	Accounting Standards Codification
AUM	—	Assets under management
Board	—	Board of Directors
bps	—	Basis points
CIP	—	Consolidated investment products
CLOs	—	Collateralized loan obligations
Covenant Adjusted EBITDA	—	A financial measure set forth in covenants in our Credit Agreements (defined below), which is defined to be earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses
Credit Agreements	—	Revolving Credit Agreement (defined below) and Term Loan Agreement (defined below), collectively, Credit Agreements
EMEA	—	Europe, Middle East and Africa
EPS	—	Earnings per share
ETFs	—	Exchange-traded funds
Exchange Act	—	U.S. Securities Exchange Act of 1934
Form 10-K	—	the company’s annual report on Form 10-K
IGW or Invesco Great Wall	—	Invesco Great Wall Fund Management Company Limited
MassMutual	—	Massachusetts Mutual Life Insurance Company
NAV	—	Net asset value
QQQ	—	Invesco QQQ Trust
Report	—	this Form 10-Q
Revolving Credit Agreement	—	Seventh amended and restated credit agreement, dated as of May 16, 2025, among Invesco Finance PLC and Bank of America included as Exhibit 10.3 of this Form 10-Q
S&P	—	Standard & Poor's
SEC	—	U.S. Securities and Exchange Commission
Term Loan Agreement	—
$500.0 million three-year and $500.0 million five-year Term Loan Credit Agreements, dated as of May 16, 2025, among Invesco Finance, Inc. and Bank of America included as Exhibit 10.1 on Form 10-Q for the period ended June 30, 2025

the company	—	Invesco Ltd. and its consolidated entities
the Parent	—	Invesco Ltd.
TRS	—	Total return swap
UITs	—	Unit investment trusts
U.S.	—	United States
U.S. GAAP	—	Accounting principles generally accepted in the United States
VIE	—	Variable interest entity

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$806.9	$1,037.5
Accounts receivable	911.1	884.7
Investments	1,320.9	1,381.1
Other assets	971.6	857.6
Property, equipment and software, net	364.9	378.9
Intangible assets, net	3,915.7	3,927.3
Goodwill	8,415.9	8,477.1
Investments and other assets of consolidated investment products (CIP) (1)	10,127.6	10,149.8
Total assets	$26,834.6	$27,094.0
LIABILITIES
Accrued compensation and benefits	$578.8	$1,091.2
Accounts payable and accrued expenses	1,510.8	1,303.7
Debt	1,966.7	1,825.1
Deferred tax liabilities, net	942.4	901.5
Debt and other liabilities of CIP (1)	8,573.6	8,967.6
Total liabilities	13,572.3	14,089.1
Commitments and contingencies (See Note 10)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	325.2	75.4
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized and issued; 2.5 million outstanding as of March 31, 2026 (December 31, 2025: 2.5 million outstanding)	2,510.5	2,510.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million shares issued as of March 31, 2026 and December 31, 2025)	113.2	113.2
Additional paid-in-capital	7,177.6	7,269.1
Treasury shares	(2,769.2)	(2,825.7)
Retained earnings	6,021.9	5,886.8
Accumulated other comprehensive income/(loss), net of tax	(799.0)	(722.9)
Total equity attributable to Invesco Ltd.	12,255.0	12,231.0
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	682.1	698.5
Total permanent equity	12,937.1	12,929.5
Total liabilities, temporary and permanent equity	$26,834.6	$27,094.0

(1)    See Note 11, "Consolidated Investment Products," for balances related to consolidated variable interest entities (VIEs).

See accompanying notes to condensed consolidated financial statements.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
(in millions, except per common share data)	2026	2025
Operating revenues:
Investment management fees	$1,382.2	$1,100.3
Service and distribution fees	301.8	370.9
Performance fees	11.3	3.5
Other	49.2	54.5
Total operating revenues	1,744.5	1,529.2
Operating expenses:
Third-party distribution, service and advisory	601.4	509.0
Employee compensation	512.7	464.6
Marketing	37.4	17.0
Property, office and technology	104.6	113.9
General and administrative	147.1	137.3
Amortization of intangible assets	8.1	10.1
Total operating expenses	1,411.3	1,251.9
Operating income	333.2	277.3
Other income/(expense):
Equity in earnings of unconsolidated affiliates	34.0	19.6
Interest and dividend income	9.2	11.3
Interest expense	(24.3)	(13.1)
Other gains/(losses), net	(0.4)	(24.3)
Other income/(expense) of CIP, net	(51.5)	74.1
Income before income taxes	300.2	344.9
Income tax provision	(81.1)	(77.6)
Net income	219.1	267.3
Net (income)/loss attributable to noncontrolling interests in consolidated entities	49.5	(37.0)
Dividends declared on preferred shares	(38.2)	(59.2)
Net income attributable to Invesco Ltd.	$230.4	$171.1

Earnings per common share:
- basic	$0.51	$0.38
- diluted	$0.51	$0.38

See accompanying notes to condensed consolidated financial statements.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(in millions)	2026	2025
Net income	$219.1	$267.3
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(78.2)	87.2
Other comprehensive income/(loss), net of tax	2.1	1.0
Other comprehensive income/(loss)	(76.1)	88.2
Total comprehensive income/(loss)	143.0	355.5
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	49.5	(37.0)
Dividends declared on preferred shares	(38.2)	(59.2)
Comprehensive income/(loss) attributable to Invesco Ltd.	$154.3	$259.3

See accompanying notes to condensed consolidated financial statements.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in millions)	2026	2025
Operating activities:
Net income	$219.1	$267.3
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	33.2	41.5
Common share-based compensation expense	34.0	15.2
Other (gains)/losses, net	0.7	25.9
Other (gains)/losses of CIP, net	94.6	(44.4)
Equity in earnings of unconsolidated affiliates	(34.0)	(19.6)
Distributions from equity method investees	4.4	5.9
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	(19.8)	44.6
(Purchase)/sale of investments, net	107.2	96.7
(Increase)/decrease in receivables and other assets	(172.1)	(205.9)
Increase/(decrease) in payables and other liabilities	(54.7)	(311.8)
Net cash provided by/(used in) operating activities	212.6	(84.6)
Investing activities:
Purchase of property, equipment and software	(14.2)	(23.4)
Purchase of investments by CIP	(1,454.3)	(818.5)
Sale of investments by CIP	731.3	717.9
Purchase of investments	(4.3)	(10.6)
Capital distribution from equity method investees	8.3	42.6
Net cash provided by/(used in) investing activities	(733.2)	(92.0)
Financing activities:
Purchases of treasury shares	(69.2)	(43.1)
Dividends paid - preferred	(38.2)	(59.2)
Dividends paid - common	(95.3)	(92.5)
Third-party capital invested into CIP	327.8	78.2
Third-party capital distributed by CIP	(49.8)	(110.8)
Borrowings of debt of CIP	1,529.4	1,072.8
Repayments of debt of CIP	(1,474.7)	(390.1)
Borrowings of Revolving Credit Agreement	1,652.6	818.8
Repayments of Revolving Credit Agreement	(1,011.3)	(744.8)
Repayment of debts	(500.0)	—
Net cash provided by/(used in) financing activities	271.3	529.3
Increase/(decrease) in cash and cash equivalents	(249.3)	352.7
Foreign exchange movement on cash and cash equivalents	(14.0)	20.4
Foreign exchange movement on cash and cash equivalents of CIP	(10.4)	4.3
Cash and cash equivalents, beginning of period	1,979.8	1,496.0
Cash and cash equivalents, end of period	$1,706.1	$1,873.4
Cash and cash equivalents	$806.9	$821.7
Cash and cash equivalents of CIP	899.2	1051.7
Total cash and cash equivalents per condensed consolidated statement of cash flows	$1,706.1	$1,873.4

See accompanying notes to condensed consolidated financial statements.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three months ended March 31, 2026
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
January 1, 2026	$2,510.5	$113.2	$7,269.1	$(2,825.7)	$5,886.8	$(722.9)	$12,231.0	$698.5	$12,929.5	$75.4
Net income	—	—	—	—	268.6	—	268.6	(43.9)	224.7	(5.6)
Other comprehensive income/(loss)	—	—	—	—	—	(76.1)	(76.1)	—	(76.1)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	27.5	27.5	255.4
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(38.2)	—	(38.2)	—	(38.2)	—
Dividends declared - common ($0.21 per share)	—	—	—	—	(95.3)	—	(95.3)	—	(95.3)	—
Employee common share plans:
Common share-based compensation	—	—	34.0	—	—	—	34.0	—	34.0	—
Vested common shares	—	—	(126.1)	126.1	—	—	—	—	—	—
Other common share awards	—	—	0.6	—	—	—	0.6	—	0.6	—
Purchase of common shares	—	—	—	(69.6)	—	—	(69.6)	—	(69.6)	—
March 31, 2026	$2,510.5	$113.2	$7,177.6	$(2,769.2)	$6,021.9	$(799.0)	$12,255.0	$682.1	$12,937.1	$325.2

See accompanying notes to condensed consolidated financial statements.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity (continued)
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

See accompanying notes to condensed consolidated financial statements.

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

Certain disclosures included in the company’s annual report on Form 10-K for the year ended December 31, 2025 (annual report or Form 10-K) are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q (Report). The company has condensed or omitted these disclosures. Therefore, this Report should be read in conjunction with the company’s annual report.

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

(in millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$806.9	$1,037.5
Equity investments	296.2	414.4
Total return swap related to deferred compensation plans	(9.5)	7.8

The following table presents, by hierarchy levels, the carrying value of the company’s assets and liabilities, including by major security type for equity investments, which are measured at fair value on the company’s Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$356.5	$356.5	$—	$—
Investments: (2)
Equity investments:
Seed capital	173.7	173.7	—	—
Investments related to deferred compensation plans	122.5	122.5	—	—
Total	$652.7	$652.7	$—	$—
Liabilities:
Total return swap related to deferred compensation plans	$(9.5)	$—	$(9.5)	$—
Total	$(9.5)	$—	$(9.5)	$—

	December 31, 2025
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$477.9	$477.9	$—	$—
Investments (2):
Equity investments:
Seed capital	286.2	139.8	146.4	—
Investments related to deferred compensation plans	128.2	128.2	—	—
Total return swap related to deferred compensation plans	7.8	—	7.8	—
Total	$900.1	$745.9	$154.2	$—
___________
(1)    The balance primarily represents cash held in affiliated money market funds.
(2)    Equity method and other investments of $975.4 million and $49.3 million, respectively, are excluded from this table (December 31, 2025: $937.1 million and $29.6 million, respectively). These investments are not measured at fair value, in accordance with applicable accounting standards.

Total Return Swap (TRS)

In addition to holding equity investments, the company has a TRS to hedge economically certain deferred compensation liabilities. The notional value of the TRS at March 31, 2026 was $499.1 million, and the fair value of the TRS was a liability of $9.5 million (December 31, 2025 notional value was $553.0 million and the fair value was an asset of $7.8 million). During the three months ended March 31, 2026, market valuation losses related to the TRS were $9.6 million (three months ended March 31, 2025: $13.4 million net losses).

The fair value of the TRS was determined under the market approach using quoted prices of the underlying investments and, as such, is classified as level 2 of the valuation hierarchy. The TRS is not designated as a hedging instrument for accounting purposes.

3.    INVESTMENTS

The disclosures below include details of the company’s investments. Investments held by CIP are detailed in Note 11, “Consolidated Investment Products.”

(in millions)	March 31, 2026	December 31, 2025
Equity investments:
Seed capital	$173.7	$286.2
Investments related to deferred compensation plans	122.5	128.2
Equity method investments	975.4	937.1
Other	49.3	29.6
Total investments (1)	$1,320.9	$1,381.1
___________
(1)    The majority of the company’s investment balances relate to balances held in affiliated funds and equity method investees.

Equity investments

The unrealized gains and losses for the three months ended March 31, 2026 that relate to equity investments still held at March 31, 2026 were a $10.1 million net loss (three months ended March 31, 2025: $7.5 million net loss).

4.    DEBT

The disclosures below include details of the company’s debt. Debt of CIP is detailed in Note 11, "Consolidated Investment Products."

	March 31, 2026		December 31, 2025
(in millions)	Carrying Value (3)	Fair Value	Carrying Value (3)	Fair Value
$2.5 billion Revolving Credit Agreement expiring May 16, 2030	$1,079.0	$1,079.0	$437.7	$437.7
Unsecured Senior Notes: (1)
$500 million 3.750% - due January 15, 2026 (2)	—	—	499.9	499.5
$400 million 5.375% - due November 30, 2043	391.6	378.7	391.6	385.8
Term Loan Agreement:
$500 million - due May 16, 2030	496.1	494.7	495.9	497.2
Debt	$1,966.7	$1,952.4	$1,825.1	$1,820.2
___________
(1)    The company's senior note indentures contain certain restrictions on mergers or consolidations. Beyond these items, there are no other restrictive covenants in the indentures.
(2)    On January 15, 2026, the outstanding balance of the $500.0 million senior notes was paid in full.
(3)    The difference between the principal amounts and the carrying values of the debt in the table above reflects the unamortized debt issuance costs and discounts.

5.    SHARE CAPITAL

The number of preferred shares issued and outstanding is represented in the table below:

(in millions)	March 31, 2026	December 31, 2025
Preferred shares issued	4.0	4.0
Less: Preferred shares repurchased	(1.5)	(1.5)
Preferred shares outstanding (1)	2.5	2.5
___________
(1)    Substantially all the outstanding preferred shares are held by MassMutual.

The number of common shares and common share equivalents issued are represented in the table below:

(in millions)	March 31, 2026	December 31, 2025
Common shares issued	566.1	566.1
Less: Treasury shares for which dividend and voting rights do not apply	(122.8)	(122.1)
Common shares outstanding	443.3	444.0

6.    OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	Three months ended March 31, 2026			Three months ended March 31, 2025
(in millions)	Foreign currency translation	Employee benefit plans	Total	Foreign currency translation	Employee benefit plans	Total
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	$(78.1)	$(0.1)	$(78.2)	$87.2	$—	$87.2
Other comprehensive income/(loss), net	—	2.1	2.1	—	1.0	1.0
Other comprehensive income/(loss), net of tax	(78.1)	2.0	(76.1)	87.2	1.0	88.2
Beginning balance on January 1	(593.2)	(129.7)	(722.9)	(904.4)	(131.7)	(1,036.1)
Other comprehensive income/(loss), net of tax	(78.1)	2.0	(76.1)	87.2	1.0	88.2
Ending balance on March 31	$(671.3)	$(127.7)	$(799.0)	$(817.2)	$(130.7)	$(947.9)

7.    REVENUE

The geographic disaggregation of revenue for the three months ended March 31, 2026 and 2025 are presented below. There are no revenues attributed to Bermuda.

	Three months ended March 31,
(in millions)	2026	2025
Americas	$1,320.7	$1,170.5
Asia-Pacific (APAC)	73.7	71.5
Europe, Middle East and Africa (EMEA)	350.1	287.2
Total operating revenues	$1,744.5	$1,529.2

8.    COMMON SHARE-BASED COMPENSATION

The company recognized total compensation expense of $34.0 million and $15.2 million related to equity-settled common share-based compensation for the three months ended March 31, 2026 and 2025, respectively.

Movements on employee common share awards during the three months ended March 31, 2026 and 2025 are detailed below:

	Three months ended March 31, 2026			Three months ended March 31, 2025
(in millions of common shares, except fair values)	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value	Time- Vested	Performance- Vested
Unvested at the beginning of period	9.9	2.0	$17.12	9.8	1.4
Granted	4.2	0.8	27.19	4.3	1.0
Forfeited/Canceled due to performance measures	(0.1)	—	17.21	(0.1)	(0.3)
Vested and distributed	(3.2)	(0.3)	17.42	(3.2)	(0.1)
Unvested at the end of the period	10.8	2.5	$20.78	10.8	2.0

The total fair value of common shares that vested during the three months ended March 31, 2026 was $89.4 million (three months ended March 31, 2025: $54.8 million). The weighted average grant date fair value of the U.S. dollar share awards that were granted during the three months ended March 31, 2026 was $27.19 (three months ended March 31, 2025: $17.67).

At March 31, 2026, there was $205.1 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.6 years.

9.    EARNINGS PER COMMON SHARE

The calculation of earnings per common share (EPS) for the three months ended March 31, 2026 and 2025 is as follows:

	Three months ended March 31,
(in millions, except per share data)	2026	2025
Net income attributable to Invesco Ltd.	$230.4	$171.1

Invesco Ltd:
Weighted average common shares outstanding - basic	451.1	452.9
Dilutive effect of non-participating common share-based awards	2.6	1.1
Weighted average common shares outstanding - diluted	453.7	454.0

Earnings per common share:
- basic	$0.51	$0.38
- diluted	$0.51	$0.38

See Note 8, "Common Share-Based Compensation," for a summary of common share awards outstanding under the company’s common share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted EPS.

10.    COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has capital commitments to co-invest in certain investment products, which may be called in future periods. At March 31, 2026, the company’s undrawn co-invest capital commitments were $651.6 million (December 31, 2025: $683.6 million).

Certain of our managed investment products have entered into borrowing arrangements with financial institutions. The company provided equity commitments and guarantees to the financial institutions for certain of these borrowing arrangements that are temporary in nature. The borrowing arrangements look first to the respective investment products for repayment and servicing. The company’s equity commitment or guarantee would only be called in the event a particular investment product is unable to meet its obligation. The company believes the likelihood of being required to fund its equity commitments or guarantees under these arrangements to be remote. To date, the company has not been required to fund any equity commitments or guarantees under these arrangements. The maximum amount of future payments under the commitments is $49.5 million and under the guarantees is $30.0 million. The fair value of the guarantee liability is not significant to the Condensed Consolidated Financial Statements.

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

In management’s opinion, adequate accrual has been made as of March 31, 2026 to provide for any losses that may arise from matters for which the company could reasonably estimate an amount and are deemed probable. Management believes that the ultimate resolution of any litigation or regulatory matters will not materially affect the company’s business, revenue, net income or liquidity.

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

11.    CONSOLIDATED INVESTMENT PRODUCTS

The assets and liabilities related to CIP are identified on the Consolidated Balance Sheets within Investments and other assets of CIP and Debt and other liabilities of CIP, respectively. The consolidation of CIP had no impact on Net income attributable to the company during the three months ended March 31, 2026.

(in millions)	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents of CIP	$899.2	$942.3
Accounts receivable and other assets of CIP	314.6	266.1
Investments of CIP	8,913.8	8,941.4
Investments and other assets of CIP	$10,127.6	$10,149.8
LIABILITIES
Debt of CIP	$7,473.0	$7,552.7
Other liabilities of CIP	1,100.6	1,414.9
Debt and other liabilities of CIP	8,573.6	8,967.6
EQUITY
Equity attributable to redeemable noncontrolling interests	325.2	75.4
Invesco's net investment in and net receivables from CIP	546.7	408.3
Equity attributable to nonredeemable noncontrolling interests	682.1	698.5
Total liabilities, noncontrolling interests, and equity	$10,127.6	$10,149.8

The following tables present the fair value hierarchy levels of Investments of CIP which are measured at fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	$7,733.7	$—	$7,357.1	$376.6	$—
Bonds	601.0	5.7	595.3	—	—
Equity securities	171.0	51.9	1.1	118.0	—
Equity and fixed income mutual funds	16.5	5.4	11.1	—	—
Investments in other private equity funds	387.5	—	—	—	387.5
Real estate investments	4.1	—	—	—	4.1
Total assets at fair value	$8,913.8	$63.0	$7,964.6	$494.6	$391.6

	December 31, 2025
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a practical expedient
Assets:
Bank loans	$7,635.2	$—	$7,309.7	$325.5	$—
Bonds	674.2	11.8	640.5	21.9	—
Equity securities	172.1	50.8	1.3	120.0	—
Equity and fixed income mutual funds	17.8	5.4	12.4	—	—
Investments in other private equity funds	438.0	—	—	—	438.0
Real estate investments	4.1	—	—	—	4.1
Total assets at fair value	$8,941.4	$68.0	$7,963.9	$467.4	$442.1

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs as of March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
(in millions)	Level 3 Assets	Level 3 Assets
Beginning Balance as of January 1	$467.4	$383.1
CIP purchases	115.4	159.2
CIP sales	(49.0)	(95.4)
Gains and losses included in the Condensed Consolidated Statements of Income	(8.4)	0.8
Transfers from Level 3 into Levels 1 or 2	(70.3)	(64.2)
Transfers into Level 3 from Levels 1 or 2	42.0	98.6
Foreign exchange	(2.5)	5.7
Ending Balance as of March 31	$494.6	$487.8

Non-consolidated VIEs

At March 31, 2026, the company's carrying value and risk of loss with respect to VIEs in which the company is not the primary beneficiary included our investment carrying value of $97.5 million (December 31, 2025: $242.4 million) and unfunded capital commitments of $79.6 million (December 31, 2025: $86.8 million).

See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

12.    RELATED PARTIES

MassMutual owns approximately 18.4% of the common stock of the company and owns substantially all of the outstanding $2.5 billion in perpetual, non-cumulative preferred shares as of March 31, 2026. Based on the level of shares owned by MassMutual and the corresponding customary minority shareholder rights, which includes representation on Invesco’s Board of Directors (Board), the company considers MassMutual a related party.

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

13.    SUBSEQUENT EVENTS

On April 27, 2026, the company declared a first quarter 2026 dividend of $0.215 per common share, payable on June 2, 2026, to common shareholders of record at the close of business on May 15, 2026 with an ex-dividend date of May 15, 2026.

On April 27, 2026, the company declared a preferred dividend of $14.75 per preferred share to the holders of preferred shares representing the period from March 1, 2026 through May 31, 2026. The preferred dividend is payable on June 1, 2026.

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

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
Equity Indices - Domestic	2026	2025
S&P 500	(4.6%)	(4.6%)
S&P 500 Equal-Weight	0.2%	(1.1%)
S&P 500 Growth	(8.3%)	(8.6%)
S&P 500 Value	(0.4%)	(0.2%)
NASDAQ 100	(6.0%)	(8.3%)
Equity Indices - Global
FTSE 100 (local currency)	2.5%	5.0%
MSCI AC Asia Pacific	(0.5%)	0.2%
MSCI China (local currency)	(8.3%)	14.8%
MSCI Emerging Markets	(0.5%)	2.4%
MSCI Europe (local currency)	(1.5%)	5.3%
MSCI Japan (local currency)	2.1%	(5.4%)
Fixed Income Indices
Bloomberg US Aggregate Bond	—%	2.8%
Bloomberg Global Aggregate Bond (local currency)	(0.3%)	1.1%
Bloomberg China Aggregate Bond	2.0%	—%

Our diversified platform, global scale, and breadth of products were integral to continued strong net long-term inflows of $21.8 billion for the quarter, primarily driven by ETFs and Index, China JV, Fundamental Fixed income, and Multi-Asset/Other. We also had $11.5 billion of net inflows into money market funds. Average AUM were $2.2 trillion for the quarter, an increase of $338.1 billion, or 18%, compared to the same quarter in the prior year.

We remain prudent and diligent in our approach to capital management. Our priorities are balanced with a focus on supporting future growth and maintaining the strength of our balance sheet, while returning excess cash to shareholders. During the quarter, the Board approved an increase in our quarterly dividend from $0.21 to $0.215 per share beginning with the dividend that will be paid to holders of common shares in the second quarter of 2026. Additionally, the company repurchased 1.6 million common shares for $40.0 million in the open market. On February 18, 2026, the Board authorized the repurchase of up to $1.0 billion of the company’s outstanding common stock with no stated time limit or expiration date. Also, we redeemed the $500.0 million of senior notes that matured on January 15, 2026.

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

The majority of the company’s CIP balances are related to collateralized loan obligations (CLOs). The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs beyond the company’s direct investments in, and management and performance fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider these assets to be company assets. Likewise, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider any of the CLO debt to be a company liability.

Due to the significant impact that CIP has on the presentation of the company’s Condensed Consolidated Financial Statements, the company has elected to deconsolidate these products in its non-GAAP disclosures (among other adjustments). See "Schedule of Non-GAAP Information" for additional information regarding these adjustments. The following discussion therefore combines the results presented under U.S. GAAP with the company’s non-GAAP presentation.

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

Summary operating information for three months ended March 31, 2026 and 2025 is presented in the table below:

(in millions, other than per common share amounts, operating margins and AUM)	Three months ended March 31,
U.S. GAAP Financial Measures Summary	2026	2025
Operating revenues	$1,744.5	$1,529.2
Operating income	$333.2	$277.3
Operating margin	19.1%	18.1%
Net income attributable to Invesco Ltd.	$230.4	$171.1
Diluted EPS	$0.51	$0.38

Non-GAAP Financial Measures Summary (1)
Net revenues	$1,264.3	$1,108.7
Adjusted operating income	$436.0	$349.5
Adjusted operating margin	34.5%	31.5%
Adjusted net income attributable to Invesco Ltd.	$260.8	$200.5
Adjusted diluted EPS	$0.57	$0.44

Assets Under Management
Ending AUM (billions)	$2,159.5	$1,844.8
Average AUM (billions)	$2,218.9	$1,880.8
___________
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

Investment Capabilities Performance Overview

Among Invesco's strategic objectives is a commitment to deliver the excellence our clients expect, which includes strong investment performance over the long-term for our clients. The table below presents investment performance of our actively managed investment products measured by the percentage of our AUM in the first and second quartile compared to our peers and above benchmark for the investment capabilities for which peer and benchmark data are available. (1)

	1st Quartile			2nd Quartile			Above Benchmark
	1yr	3yr	5yr	1yr	3yr	5yr	1yr	3yr	5yr
Overall	40%	46%	49%	20%	26%	21%	64%	66%	71%

Fundamental Equities	18%	30%	38%	20%	30%	20%	35%	34%	56%
Fundamental Fixed Income	19%	20%	22%	32%	51%	40%	55%	62%	62%
Multi-Asset	61%	62%	47%	3%	6%	5%	78%	78%	79%
___________
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
AUM measured in the one, three and five year quartile rankings represents 35%, 35% and 34% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three and five year basis represents 46%, 44%, and 43% of total Invesco AUM as of 3/31/2026. Peer group rankings are sourced from a widely-used third-party ranking agency in each fund’s market (Morningstar, IA, Lipper, eVestment, Mercer, Galaxy, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

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

Changes in AUM were as follows:

	Three months ended March 31,
	2026	2025
(in billions)	Total AUM	Total AUM
Beginning Assets (January 1)	$2,169.9	$1,846.0
Long-term inflows	162.0	122.0
Long-term outflows	(140.2)	(104.4)
Net long-term flows (1)	21.8	17.6
Net flows in non-management fee earning AUM (1)	—	5.0
Net flows in money market funds	11.5	10.0
Total net flows	33.3	32.6
Reinvested distributions	0.9	1.0
Market gains and losses	(42.5)	(42.2)
Foreign currency translation	(2.1)	7.4
Ending Assets (March 31)	$2,159.5	$1,844.8
Average AUM
Average long-term AUM	$1,984.5	$1,326.8
Average AUM	$2,218.9	$1,880.8
Average QQQ AUM	$398.5	$320.0

	Three months ended March 31,
	2026	2025
Revenue yield (bps) (1)
U.S. GAAP gross revenue yield (2)	34.1	34.3
Net revenue yield ex performance fees (3)(4)	22.9	23.5
___________
(1)    For three months ended March 31, 2026, Net long-term flows include Invesco QQQ Trust’s (QQQ) flows due to its conversion to an open-end fund ETF on December 20, 2025. For the three months ended March 31, 2025, Net flows in non-management fee earning AUM include QQQ’s flows.
(2)    U.S. GAAP gross revenue yield on AUM is equal to U.S. GAAP annualized total operating revenues divided by average AUM, excluding Invesco Great Wall Fund Management Company Limited’s (Invesco Great Wall or IGW) AUM. The average AUM for IGW in the three months ended March 31, 2026 is $142.3 billion (three months ended March 31, 2025: $96.5 billion). It is appropriate to exclude the average AUM of IGW as the revenues resulting from these AUM are not presented in our U.S. GAAP operating revenues. The U.S. GAAP gross revenue yield is not a good measure because the numerator excludes the management fees earned from CIP, although the denominator of the measure includes the AUM of these investment products. Net revenue yield metrics include the Net revenues and average AUM of IGW and CIP. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.
(3)    Performance fees are earned when defined performance metrics are achieved and vary period over period. Therefore, net revenue yield is calculated excluding performance fees.
(4)    Net revenue yield is equal to Net revenues divided by Average AUM during the reporting period. For the three months ended March 31, 2026, QQQ’s net revenues and average AUM are included in the calculation of Net revenue yield. For the three months ended March 31, 2025, the calculation of Net revenue yield includes QQQ’s average AUM but does not include QQQ’s net revenues.

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

Market Returns

Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. The table in the “Executive Overview” section of this Management’s Discussion and Analysis summarizes returns based on price appreciation/(depreciation) of several major market indices for the three months ended March 31, 2026 and 2025.

Foreign Exchange Rates

During the three months ended March 31, 2026, we experienced a decrease in AUM of $2.1 billion, due to changes in foreign exchange rates (three months ended March 31, 2025, AUM increased $7.4 billion).

Total AUM by Channel (1)

	Three months ended March 31,
	2026			2025
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$2,169.9	$1,515.7	$654.2	$1,846.0	$1,265.6	$580.4
Long-term inflows	162.0	114.6	47.4	122.0	86.4	35.6
Long-term outflows	(140.2)	(99.9)	(40.3)	(104.4)	(74.5)	(29.9)
Net long-term flows	21.8	14.7	7.1	17.6	11.9	5.7
Net flows in non-management fee earning AUM	—	(0.1)	0.1	5.0	5.4	(0.4)
Net flows in money market funds	11.5	0.4	11.1	10.0	3.8	6.2
Total net flows	33.3	15.0	18.3	32.6	21.1	11.5
Reinvested distributions	0.9	0.9	—	1.0	1.0	—
Market gains and losses	(42.5)	(41.0)	(1.5)	(42.2)	(43.6)	1.4
Transfer	—	—	—	—	(9.5)	9.5
Foreign currency translation	(2.1)	(1.2)	(0.9)	7.4	2.6	4.8
Ending Assets (March 31)	$2,159.5	$1,489.4	$670.1	$1,844.8	$1,237.2	$607.6

Total AUM by Client Domicile (2)

	Three months ended March 31,
	2026				2025
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$2,169.9	$1,492.4	$321.0	$356.5	$1,846.0	$1,315.5	$270.2	$260.3
Long-term inflows	162.0	69.6	60.8	31.6	122.0	59.0	33.8	29.2
Long-term outflows	(140.2)	(68.6)	(47.6)	(24.0)	(104.4)	(56.0)	(34.2)	(14.2)
Net long-term flows	21.8	1.0	13.2	7.6	17.6	3.0	(0.4)	15.0
Net flows in non-management fee earning AUM	—	—	—	—	5.0	8.9	1.0	(4.9)
Net flows in money market funds	11.5	10.3	(0.1)	1.3	10.0	8.4	1.6	—
Total net flows	33.3	11.3	13.1	8.9	32.6	20.3	2.2	10.1
Reinvested distributions	0.9	0.9	—	—	1.0	1.0	—	—
Market gains and losses	(42.5)	(33.3)	(5.1)	(4.1)	(42.2)	(43.4)	(0.9)	2.1
Foreign currency translation	(2.1)	(0.5)	1.0	(2.6)	7.4	0.2	4.0	3.2
Ending Assets (March 31)	$2,159.5	$1,470.8	$330.0	$358.7	$1,844.8	$1,293.6	$275.5	$275.7

Total AUM by Investment Capability (3)

	Three months ended March 31, 2026
(in billions)	Total	ETFs and Index (4)	Fundamental Fixed Income (5)	Fundamental Equities (6)	Private Markets (7)	China JV (8)	Multi-Asset/ Other (9)	Global Liquidity (10)	QQQ (11)
Beginning Assets (January 1)	$2,169.9	$630.2	$311.5	$298.4	$130.7	$132.5	$69.7	$189.7	$407.2
Long-term inflows	162.0	55.1	21.7	14.9	5.7	47.0	7.9	—	9.7
Long-term outflows	(140.2)	(36.5)	(18.0)	(17.3)	(5.3)	(38.3)	(4.3)	—	(20.5)
Net long-term flows	21.8	18.6	3.7	(2.4)	0.4	8.7	3.6	—	(10.8)
Net flows in non-management fee earning AUM	—	—	—	—	—	—	—	—	—
Net flows in money market funds	11.5	—	—	—	—	(0.1)	—	11.6	—
Total net flows	33.3	18.6	3.7	(2.4)	0.4	8.6	3.6	11.6	(10.8)
Reinvested distributions	0.9	—	0.5	0.2	0.1	—	—	0.1	—
Market gains and losses	(42.5)	(10.5)	(1.9)	(7.1)	0.5	(1.0)	1.5	(0.1)	(23.9)
Foreign currency translation	(2.1)	—	(1.3)	(1.4)	(0.4)	1.8	(0.7)	(0.1)	—
Ending Assets (March 31)	$2,159.5	$638.3	$312.5	$287.7	$131.3	$141.9	$74.1	$201.2	$372.5
Average AUM	$2,218.9	$657.2	$313.5	$304.1	$132.1	$142.3	$75.2	$196.0	$398.5

	Three months ended March 31, 2025
(in billions)	Total	ETFs and Index (4)	Fundamental Fixed Income (5)	Fundamental Equities (6)	Private Markets (7)	China JV (8)	Multi-Asset/ Other (9)	Global Liquidity (10)	QQQ (11)
Beginning Assets (January 1)	$1,846.0	$484.9	$279.1	$276.7	$129.6	$93.2	$72.2	$191.4	$318.9
Long-term inflows	122.0	52.1	23.7	11.5	7.9	22.3	4.5	—	—
Long-term outflows	(104.4)	(35.8)	(15.7)	(18.5)	(8.7)	(20.3)	(5.4)	—	—
Net long-term flows	17.6	16.3	8.0	(7.0)	(0.8)	2.0	(0.9)	—	—
Net flows in non-management fee earning AUM	5.0	—	—	—	—	—	(0.1)	—	5.1
Net flows in money market funds	10.0	—	—	—	—	1.7	(0.2)	8.5	—
Total net flows	32.6	16.3	8.0	(7.0)	(0.8)	3.7	(1.2)	8.5	5.1
Reinvested distributions	1.0	—	0.5	0.2	0.2	—	—	0.1	—
Market gains and losses	(42.2)	(10.9)	1.7	(8.8)	1.3	1.1	0.1	0.1	(26.8)
Foreign currency translation	7.4	0.7	2.6	1.7	1.0	0.5	0.8	0.1	—
Ending Assets (March 31)	$1,844.8	$491.0	$291.9	$262.8	$131.3	$98.5	$71.9	$200.2	$297.2
Average AUM	$1,880.8	$501.5	$284.0	$276.6	$132.5	$95.4	$72.5	$198.3	$320.0
___________
See accompanying notes immediately following these AUM tables.

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
(4)    ETFs and Index includes ETFs and Indexed Strategies and excludes QQQ.
(5)    Fundamental Fixed Income includes Fixed Income products, including certain ETFs managed within this capability.
(6)    Fundamental Equities includes Equity products.
(7)    Private Markets includes Private Credit and Real Estate investments comprised primarily of Real Estate, CLOs, Private Credit and listed real assets, including certain ETFs managed within this capability.
(8)    China JV includes AUM managed by IGW. Comparative period has been recast to align with the current period’s investment capability presentation.
(9)    Multi-Asset/Other includes Global Asset Allocation, Invesco Quantitative Strategies, Global Targeted Returns, Solutions, UITs, including certain ETFs managed within this capability, and AUM managed by Invesco Asset Management (India) Private Limited until the October 31, 2025 sale.
(10)    Global Liquidity is comprised mainly of Money Market funds.
(11)    QQQ includes only Invesco QQQ Trust.

Results of Operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

	Three months ended March 31,
(in millions)	2026	2025	$ Change	% Change
Investment management fees	$1,382.2	$1,100.3	$281.9	25.6%
Service and distribution fees	301.8	370.9	(69.1)	(18.6%)
Performance fees	11.3	3.5	7.8	222.9%
Other	49.2	54.5	(5.3)	(9.7%)
Total operating revenues	1,744.5	1,529.2	215.3	14.1%

Revenue Adjustments:
Investment management fees	(356.3)	(209.0)	(147.3)	70.5%
Service and distribution fees	(206.3)	(259.6)	53.3	(20.5%)
Other	(38.8)	(40.4)	1.6	(4.0%)
Total Revenue Adjustments (1)	(601.4)	(509.0)	(92.4)	18.2%
Invesco Great Wall	110.8	78.2	32.6	41.7%
CIP	10.4	10.3	0.1	1.0%
Net revenues (2)	$1,264.3	$1,108.7	$155.6	14.0%
___________
(1)    Total Revenue Adjustments remove pass through investment management fees, service and distribution fees, and other revenues and equal the same amount as the Third-party distribution, service and advisory expenses.
(2)    See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net inflows (or outflows), and changes in the mix of investment products between and within asset classes and geographies may materially affect our revenues from period to period. See the company’s disclosures regarding the changes in AUM during the three months ended March 31, 2026 and March 31, 2025 in the “Assets Under Management” section above for additional information. In addition, as fee rates differ across geographic locations, changes to the mix of AUM between geographies and exchange rates have an impact on revenues and net revenue yields.

Average AUM was $2,218.9 billion for the three months ended March 31, 2026 as compared to $1,880.8 billion for the three months ended March 31, 2025. As secular shifts in client demand continue, our broad set of investment capabilities have allowed us to capture evolving client product preferences, including products that have lower net revenue yields. As a result, net revenue yield excluding performance fees declined to 22.9 bps for the three months ended March 31, 2026 from 23.5 bps for the three months ended March 31, 2025.

Investment Management Fees

Investment management fees were $1,382.2 million for the three months ended March 31, 2026 as compared to $1,100.3 million for the three months ended March 31, 2025. The impact of foreign exchange rate movements increased Investment management fees by $26.6 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. After allowing for foreign exchange movements, Investment management fees increased by $255.3 million driven by new management fees related to QQQ following its conversion to an open-end fund ETF and higher average AUM. See discussion above on how AUM changes impact our Investment management fees.

Service and Distribution Fees

For the three months ended March 31, 2026, Service and distribution fees were $301.8 million as compared to $370.9 million for the three months ended March 31, 2025. The decrease was primarily due to the elimination of QQQ's pass-through service revenues after its conversion and the sale of the intelliflo business in the fourth quarter of 2025.

Performance Fees

For the three months ended March 31, 2026, Performance fees were $11.3 million as compared to $3.5 million for the three months ended March 31, 2025 and were earned primarily from fundamental fixed income, private markets and multi-asset/other products.

Other Revenues

For the three months ended March 31, 2026, Other revenues were $49.2 million as compared to $54.5 million for the three months ended March 31, 2025 due to lower transaction fees.

Invesco Great Wall

The company’s most significant joint venture is our investment in IGW. The company reflects 100% of IGW's results in its Net revenues and Adjusted operating expenses to reflect the economics of these holdings on a basis consistent with the underlying AUM and flows. Adjusted net income attributable to Invesco Ltd. is reduced by the amount of earnings attributable to the noncontrolling interests. See “Schedule of Non-GAAP Information” for additional disclosures regarding the use of Net revenues.

Net revenues from IGW were $110.8 million and average AUM was $142.3 billion for the three months ended March 31, 2026 (Net revenues were $78.2 million and average AUM was $96.5 billion for the three months ended March 31, 2025). The increase in IGW revenues was primarily due to higher average AUM.

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

Investment management and Performance fees earned from CIP were $10.4 million for the three months ended March 31, 2026 (three months ended March 31, 2025: $10.3 million).

Operating Expenses

The main categories of Operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended March 31,
(in millions)	2026	2025	$ Change	% Change
Third-party distribution, service and advisory	$601.4	$509.0	$92.4	18.2%
Employee compensation	512.7	464.6	48.1	10.4%
Marketing	37.4	17.0	20.4	120.0%
Property, office and technology	104.6	113.9	(9.3)	(8.2%)
General and administrative	147.1	137.3	9.8	7.1%
Amortization of intangibles	8.1	10.1	(2.0)	(19.8%)
Total operating expenses	$1,411.3	$1,251.9	$159.4	12.7%

The table below sets forth these expense categories as a percentage of total Operating expenses and Operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

(in millions)	Three months ended March 31, 2026	% of Total Operating Expenses	% of Total Operating Revenues	Three months ended March 31, 2025	% of Total Operating Expenses	% of Total Operating Revenues
Third-party distribution, service and advisory	$601.4	42.6%	34.5%	$509.0	40.7%	33.3%
Employee compensation	512.7	36.3%	29.4%	464.6	37.1%	30.4%
Marketing	37.4	2.7%	2.1%	17.0	1.3%	1.1%
Property, office and technology	104.6	7.4%	6.0%	113.9	9.1%	7.4%
General and administrative	147.1	10.4%	8.4%	137.3	11.0%	9.0%
Amortization of intangibles	8.1	0.6%	0.5%	10.1	0.8%	0.7%
Total operating expenses	$1,411.3	100.0%	80.9%	$1,251.9	100.0%	81.9%

During the three months ended March 31, 2026, Operating expenses increased $159.4 million compared to the three months ended March 31, 2025. The impact of foreign exchange rate movements increased operating expenses by $24.0 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Third-Party Distribution, Service and Advisory

Third-party distribution, service and advisory expenses were $601.4 million for the three months ended March 31, 2026 as compared to $509.0 million for the three months ended March 31, 2025. After allowing for foreign exchange rate changes, Third-party distribution, service and advisory expenses increased $82.1 million, primarily due to the new third-party costs for QQQ and higher average AUM.

Employee Compensation

Employee compensation was $512.7 million for the three months ended March 31, 2026 as compared to $464.6 million for the three months ended March 31, 2025. After allowing for foreign exchange rate changes, Employee compensation expenses increased $38.9 million. The increase was primarily due to the acceleration of $33.0 million of expense related to newly granted common share-based awards and other long-term awards to retirement-eligible employees and an $8.6 million increase related to the mark-to-market adjustment on deferred compensation liabilities.

Headcount at March 31, 2026 was 7,421 (March 31, 2025: 8,495). The decrease in headcount was primarily due to the sale of the intelliflo business and the sale of 60% of our interest in Invesco Asset Management (India) Private Limited in the fourth quarter of 2025.

Marketing

Marketing expenses were $37.4 million for the three months ended March 31, 2026 as compared to $17.0 million for the three months ended March 31, 2025. The increase was primarily due to higher advertising costs, including advertising for QQQ following its conversion to an open-end fund ETF.
Property, Office and Technology

Property, office and technology expenses were $104.6 million for the three months ended March 31, 2026 as compared to $113.9 million for the three months ended March 31, 2025. The decrease was primarily due to lower technology costs.

General and Administrative

General and administrative expenses were $147.1 million for the three months ended March 31, 2026 as compared to $137.3 million for the three months ended March 31, 2025. After allowing for foreign exchange movements, General and administrative expenses increased $6.6 million.

Other Income and Expenses

The main categories of Other income and expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended March 31,
(in millions)	2026	2025	$ Change	% Change
Equity in earnings of unconsolidated affiliates	$34.0	$19.6	$14.4	73.5%
Interest and dividend income	9.2	11.3	(2.1)	(18.6%)
Interest expense	(24.3)	(13.1)	(11.2)	85.5%
Other gains and losses, net	(0.4)	(24.3)	23.9	(98.4%)
Other income/(expense) of CIP, net	(51.5)	74.1	(125.6)	N/A
Total other income and expenses	$(33.0)	$67.6	$(100.6)	N/A

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates increased to $34.0 million for the three months ended March 31, 2026 as compared to $19.6 million for the three months ended March 31, 2025. The increase was primarily due to higher earnings from our joint venture investment in IGW and private markets real estate investments.

Interest and dividend income

Interest and dividend income was $9.2 million for the three months ended March 31, 2026 as compared to $11.3 million for the three months ended March 31, 2025.

Interest expense

Interest expense increased to $24.3 million for the three months ended March 31, 2026 from $13.1 million for the three months ended March 31, 2025, due to higher borrowings on the Revolving Credit Agreement and the five-year Term Loan Agreement entered into in the second quarter of 2025, which was partially offset by a reduction in interest expense following the redemption of the $500.0 million of senior notes which matured on January 15, 2026.

Other gains and losses, net

Other gains and losses, net was a loss of $0.4 million for the three months ended March 31, 2026 as compared to a net loss of $24.3 million for the three months ended March 31, 2025. The net loss for the three months ended March 31, 2026 was primarily due to market value changes of deferred compensation related investments, hedging instruments and seed capital investments, partially offset by a $19.9 million gain on other investments.

Other income/(expense) of CIP, net

For the three months ended March 31, 2026, Other income/(expense) of CIP, net was an expense of $51.5 million (three months ended March 31, 2025: net income of $74.1 million). Interest and dividend income of CIP increased $18.0 million to $147.4 million (three months ended March 31, 2025: $129.4 million). Interest expense of CIP increased $4.6 million to $104.3 million (three months ended March 31, 2025: $99.7 million). Unrealized gains/(losses) of CIP were a net loss of $94.6 million (three months ended March 31, 2025: net gain of $44.4 million).

Net impact of CIP and related noncontrolling interests in consolidated entities

The adjustment to Net income for the Net income/(loss) attributable to noncontrolling interests in consolidated entities removes the income/(expense) of CIP which is attributable to third-party investors. Therefore, the consolidation of investment products did not have an impact on Net income attributable to Invesco for the three months ended March 31, 2026 and 2025. Also, the net income or loss of CIP is taxed at the investor level, not at the product level; therefore, a tax provision is not reflected in the net impact of CIP.

Income Tax Expense

The company’s subsidiaries operate in numerous taxing jurisdictions around the world, each with its own statutory tax rate. As a result, the blended statutory tax rate will vary from year to year depending on the mix of the profits and losses from each jurisdiction.

Our effective tax rate increased to 27.0% for the three months ended March 31, 2026 (three months ended March 31, 2025: 22.5%). The increase in the effective tax rate in the first quarter of 2026 was primarily due to the unfavorable impacts of the net loss attributable to non-controlling interest in consolidated entities in the first quarter of 2026 and the change in the mix of income across tax jurisdictions, which was partially offset by the excess tax benefits related to the vesting of common share based awards recognized in the first quarter of 2026.

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

Reconciliation of Operating revenues to Net revenues:

	Three months ended March 31,
(in millions)	2026	2025
Operating revenues, U.S. GAAP basis	$1,744.5	$1,529.2
Revenue adjustments: (1)
Investment management fees	(356.3)	(209.0)
Service and distribution fees	(206.3)	(259.6)
Other	(38.8)	(40.4)
Total revenue adjustments	(601.4)	(509.0)
Invesco Great Wall (2)	110.8	78.2
CIP (3)	10.4	10.3
Net revenues	$1,264.3	$1,108.7

Reconciliation of Operating income/(loss) to Adjusted operating income:

	Three months ended March 31,
(in millions)	2026	2025
Operating income, U.S. GAAP basis	$333.2	$277.3
Invesco Great Wall (2)	68.2	40.3
CIP (3)	17.6	21.5
Amortization of intangible assets (4)	8.1	10.1
Compensation expense related to market valuation changes of deferred compensation liabilities (5)	8.9	0.3
Adjusted operating income	$436.0	$349.5

Operating margin (6)	19.1%	18.1%
Adjusted operating margin (7)	34.5%	31.5%

Reconciliation of Net income attributable to Invesco to Adjusted net income attributable to Invesco Ltd.:

	Three months ended March 31,
(in millions, except per common share data)	2026	2025
Net income attributable to Invesco Ltd., U.S. GAAP basis	$230.4	$171.1
Adjustments (excluding tax):
Amortization of intangible assets (4)	8.1	10.1
Deferred compensation net market valuation changes (5)	24.3	20.1
Total adjustments excluding tax	32.4	30.2
Tax adjustment for amortization of intangible assets and goodwill (8)	3.8	4.1
Other tax effects of adjustments above	(5.8)	(4.9)
Adjusted net income attributable to Invesco Ltd.	$260.8	$200.5

Average common shares outstanding - diluted	453.7	454.0
Diluted EPS	$0.51	$0.38
Adjusted diluted EPS (9)	$0.57	$0.44
___________
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

(8)    Tax adjustment for amortization of intangible assets and goodwill: The company reflects the tax benefit realized on the tax amortization of goodwill and intangible assets in Adjusted net income. The company believes it is useful to include this tax benefit in arriving at Adjusted net income and Adjusted diluted EPS.

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

Balance Sheet Discussion (1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP for the reasons outlined in footnote 1 to the table:

	March 31, 2026			December 31, 2025
Balance sheet information (in millions)	U.S. GAAP	Impact of CIP	As Adjusted	U.S. GAAP	Impact of CIP	As Adjusted
ASSETS
Cash and cash equivalents	$806.9	$—	$806.9	$1,037.5	$—	$1,037.5
Investments	1,320.9	536.7	1,857.6	1,381.1	397.1	1,778.2
Goodwill and intangible assets, net	12,331.6	—	12,331.6	12,404.4	—	12,404.4
Other assets (2)	2,247.6	10.0	2,257.6	2,121.2	11.2	2,132.4
Investments and other assets of CIP (3)	10,127.6	(10,127.6)	—	10,149.8	(10,149.8)	—
Total assets	$26,834.6	$(9,580.9)	$17,253.7	$27,094.0	$(9,741.5)	$17,352.5
LIABILITIES
Debt	$1,966.7	$—	$1,966.7	$1,825.1	$—	$1,825.1
Other liabilities (4)	3,032.0	—	3,032.0	3,296.4	—	3,296.4
Debt and other liabilities of CIP	8,573.6	(8,573.6)	—	8,967.6	(8,967.6)	—
Total liabilities	$13,572.3	$(8,573.6)	$4,998.7	$14,089.1	$(8,967.6)	$5,121.5
EQUITY
Total equity attributable to Invesco Ltd.	$12,255.0	$—	$12,255.0	$12,231.0	$—	$12,231.0
Noncontrolling interests (5)	1,007.3	(1,007.3)	—	773.9	(773.9)	—
Total equity	13,262.3	(1,007.3)	12,255.0	13,004.9	(773.9)	12,231.0
Total liabilities and equity	$26,834.6	$(9,580.9)	$17,253.7	$27,094.0	$(9,741.5)	$17,352.5
___________
(1)    This table includes non-GAAP presentations. Assets of CIP are not available for use by Invesco. Additionally, there is no recourse to Invesco for CIP debt.
(2)    Amounts include Accounts receivable, Property, equipment and software, and Other assets.
(3)    Amounts also include Cash and cash equivalents, Accounts receivable and Other assets of CIP.
(4)    Amounts include Accrued compensation and benefits, Accounts payable and accrued expenses, and Deferred tax liabilities.
(5)    Amounts include Redeemable noncontrolling interests in consolidated entities and Equity attributable to nonredeemable noncontrolling interests in consolidated entities.

Cash and cash equivalents

Cash and cash equivalents decreased by $230.6 million from $1,037.5 million at December 31, 2025 to $806.9 million at March 31, 2026. See “Cash Flows Discussion” below within this Management’s Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Investments

Investments are comprised primarily of the equity method investment in IGW, seed capital and co-investments in affiliated funds, and investments related to the company’s deferred compensation plans.

As of March 31, 2026 and December 31, 2025, the company had $1,199.9 million and $1,166.3 million in seed capital and co-investments, respectively, including direct investments in CIP. The following table reconciles the Investment balance to the total seed capital and co-investment balance.

(in millions)	March 31, 2026	December 31, 2025
Investments	$1,320.9	$1,381.1
Net investment in CIP	536.7	397.1
Less: Investments related to deferred compensation plans, joint ventures, and other investments	(657.7)	(611.9)
Total seed capital and co-investments (1)	$1,199.9	$1,166.3
___________
(1)    Included in the total seed capital and co-investments balance as of March 31, 2026 is $513.6 million of seed capital and $686.3 million of co-investments (December 31, 2025: $477.8 million of seed capital and $688.5 million of co-investments).

Goodwill and intangible assets, net

Goodwill and intangible assets, net decreased from $12,404.4 million at December 31, 2025 to $12,331.6 million at March 31, 2026. The decrease includes foreign exchange impacts of $64.7 million and amortization of $8.1 million. If our revenue and operating income are adversely impacted by unfavorable market conditions or if there is a significant decline in our stock price for an extended period of time, an impairment of goodwill and intangible assets may occur in future periods. Refer to “Critical Accounting Policies and Estimates” in Form 10-K for the year ended December 31, 2025 for additional information.

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

Sources of Liquidity by Type

(in millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$806.9	$1,037.5
Available Revolving Credit Agreement	1,421.0	2,062.3
Total sources of liquidity by type	$2,227.9	$3,099.8

During the three months ended March 31, 2026, the company redeemed $500.0 million of senior notes which matured on January 15, 2026. As of March 31, 2026, the balance on the Revolving Credit Agreement was $1,079.0 million.

Capital Management

Our capital management priorities have evolved with the growth and success of our business and include, in no particular order of priority: reinvestment in the business, maintaining a strong balance sheet and returning capital to shareholders longer term through a combination of share repurchases and modestly increasing dividends. During the three months ended March 31, 2026, the company repurchased 1.6 million common shares for $40.0 million in the open market.

Our capital management process is executed in a manner consistent with our desire to maintain strong, investment grade credit ratings. As of the date of our filing, Invesco held credit ratings of BBB+/Stable, A3/Stable and A/Stable from S&P’s Ratings Service, Moody’s Investor Services and Fitch Ratings, respectively.

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

We are in compliance with all minimum regulatory net capital requirements. As of March 31, 2026, the company’s minimum regulatory capital requirement was $305.4 million (December 31, 2025: $309.9 million).

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

The consolidation of $10,127.6 million of Investments and other assets of CIP and $8,573.6 million of Debt and other liabilities of CIP as of March 31, 2026 did not impact the company’s liquidity and capital resources. See Item 1, Financial Statements - Note 11, “Consolidated Investment Products,” for additional details.

Cash Flows Discussion

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flow information excluding the impact of the cash flows of CIP for the reasons outlined in footnote 1 to the table:

Cash flows information (1)	Three months ended March 31, 2026			Three months ended March 31, 2025
(in millions)	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash and cash equivalents, beginning of the period	$1,979.8	$(942.3)	$1,037.5	$1,496.0	$(509.5)	$986.5
Cash flows from operating activities	212.6	(336.3)	(123.7)	(84.6)	(17.6)	(102.2)
Cash flows from investing activities	(733.2)	701.7	(31.5)	(92.0)	129.8	37.8
Cash flows from financing activities	271.3	(332.7)	(61.4)	529.3	(650.1)	(120.8)
Increase/(decrease) in cash and cash equivalents	(249.3)	32.7	(216.6)	352.7	(537.9)	(185.2)
Foreign exchange movement on cash and cash equivalents	(24.4)	10.4	(14.0)	24.7	(4.3)	20.4
Cash and cash equivalents, end of the period	$1,706.1	$(899.2)	$806.9	$1,873.4	$(1,051.7)	$821.7

Cash and cash equivalents	$806.9	$—	$806.9	$821.7	$—	$821.7
Cash and cash equivalents of CIP	899.2	(899.2)	—	1,051.7	(1,051.7)	—
Total cash and cash equivalents per condensed consolidated statement of cash flows	$1,706.1	$(899.2)	$806.9	$1,873.4	$(1,051.7)	$821.7
___________
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

Cash outflows for the three months ended March 31, 2026, excluding the impact of the consolidation of CIP, were primarily driven by net outflows from changes in payables and receivables due to timing of payments and receipts, including annual compensation payments made in the first quarter of each year.

Investing Activities

Investing cash outflows for the three months ended March 31, 2026, excluding the impact of the consolidation of CIP, included the purchase of investments of $28.6 million (three months ended March 31, 2025: $28.7 million purchases) and capital expenditures of $14.2 million (three months ended March 31, 2025: $23.4 million). Our capital expenditures related principally to investments in technology projects. The cash outflows were partially offset by proceeds of $11.3 million from capital distributions from equity method investees (three months ended March 31, 2025: $89.9 million).

Financing Activities

Financing cash outflows during the three months ended March 31, 2026, excluding the impact of the consolidation of CIP, included $95.3 million of common dividend payments for the dividends declared in January 2026 (three months ended March 31, 2025: common dividends paid of $92.5 million), $38.2 million of preferred dividend payments for dividends declared in January (three months ended March 31, 2025: $59.2 million), and the payment of $29.6 million to meet employees’ withholding tax obligations on common share vestings (three months ended March 31, 2025: $17.9 million). Financing cash outflows for the three months ended March 31, 2026 also included purchases of common shares through the open market of $39.6 million (three months ended March 31, 2025: $25.2 million) and the redemption of $500.0 million of senior notes which matured on January 15, 2026. The company had net borrowings on the Revolving Credit Agreement of $641.3 million for the three months ended March 31, 2026 (three months ended March 31, 2025: $74.0 million).

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

On April 27, 2026, the company declared a first quarter 2026 cash dividend of $0.215 per common share to the holders of common shares. The dividend is payable on June 2, 2026, to common shareholders of record at the close of business on May 15, 2026, with an ex-dividend date of May 15, 2026.

On April 27, 2026, the company declared a preferred dividend of $14.75 per preferred share, representing the period from March 1, 2026 through May 31, 2026. The preferred dividend is payable on June 1, 2026.

The declaration, payment and amount of any future dividends will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The company manages dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts.

Common Share Repurchase Plan

During the three months ended March 31, 2026, the company repurchased 1.6 million common shares for $40.0 million in the open market (three months ended March 31, 2025: 1.5 million common shares for $25.0 million;). At March 31, 2026, $192.2 million remained available under the share repurchase authorization approved by the Board on July 22, 2016, and an additional $1.0 billion was authorized by the Board on February 18, 2026 with no stated time limit or expiration date.

Debt

The carrying value of our debt at March 31, 2026 was $1,966.7 million (December 31, 2025: $1,825.1 million). See Item 1, Financial Statements - Note 4, "Debt," for additional disclosures.

For the three months ended March 31, 2026, the company’s weighted average cost of debt was 4.97% (three months ended March 31, 2025: 4.53%).

Financial covenants under the Revolving Credit Agreement and Term Loan Agreements (collectively, Credit Agreements) include: (i) the quarterly maintenance of an Adjusted debt/Earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses (Covenant Adjusted EBITDA) leverage ratio, as defined in the Credit Agreements, of not greater than 3.25:1.00, and (ii) an interest coverage ratio (Covenant Adjusted EBITDA, as defined in the Credit Agreements, divided by interest expense for the four consecutive fiscal quarters ended on or immediately prior to the date of determination) of not less than 4.00:1.00. As of March 31, 2026, we were in compliance with our financial covenants. At March 31, 2026, our leverage ratio was 0.85:1.00 (December 31, 2025: 0.73:1.00), and our interest coverage ratio was 18.44:1.00 (December 31, 2025: 20.34:1.00).

The March 31, 2026 coverage ratio calculations are as follows:

(in millions)	Total	Q1 2026	Q4 2025	Q3 2025	Q2 2025
Net income/(loss) attributable to Invesco Ltd.	$(667.0)	$230.4	$(1,186.2)	$301.3	$(12.5)
Dividends on preferred shares	183.6	38.2	44.4	44.4	56.6
Interest expense	93.7	24.3	23.0	25.7	20.7
Tax expense/(benefit)	(201.1)	81.1	(349.5)	(9.7)	77.0
Amortization/depreciation/impairment (1)	1,974.4	39.5	1,837.2	43.9	53.8
Common share-based compensation expense	96.8	34.0	20.2	20.9	21.7
Severance (2)	16.9	—	—	—	16.9
Cost of preferred stock repurchase (2)	240.0	—	80.7	—	159.3
Unrealized (gains)/losses from investments, net (3)	(9.8)	8.3	16.5	(1.1)	(33.5)
Covenant Adjusted EBITDA (4)	$1,727.5	$455.8	$486.3	$425.4	$360.0
Adjusted debt (4)	$1,468.7
Leverage ratio as of March 31, 2026 (Adjusted debt/Covenant Adjusted EBITDA - maximum 3.25:1.00)	0.85
Interest coverage ratio as of March 31, 2026 (Covenant Adjusted EBITDA/Interest expense - minimum 4.00:1.00)	18.44
___________
(1)    Includes the $1,794.9 million non-cash impairment of our indefinite-lived intangible assets in the fourth quarter of 2025 and the impairment of software implementation costs in the second quarter of 2025.
(2)    Unusual or otherwise non-recurring gains and losses, as defined in our Credit Agreements, are adjusted for in the determination of Covenant Adjusted EBITDA. Severance expense related to the reorganization of the company’s fundamental equities investment teams in the second quarter of 2025 and the costs associated with the repurchase of the company’s outstanding Series A Preferred Stock in 2025 were non-recurring expenses and have been removed from Covenant Adjusted EBITDA.
(3)    Adjustments for unrealized gains and losses from investments, as defined in our Credit Agreements, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.
(4)    Covenant Adjusted EBITDA and Adjusted debt are non-GAAP financial measures that are used by management in connection with certain debt covenant calculations under our Credit Agreements. The calculation of Covenant Adjusted EBITDA above (a reconciliation from Net income attributable to Invesco Ltd.) is defined by our Credit Agreements, and therefore Net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to Covenant Adjusted EBITDA. The calculation of Adjusted debt is defined in our Credit Agreements and equals debt of $1,966.7 million plus $3.6 million in letters of credit less $501.6 million of excess unrestricted cash (cash and cash equivalents less the minimum regulatory capital requirement, not to exceed $600.0 million).

Credit and Liquidity Risk

The company manages its capital by reviewing annual and projected cash flow forecasts and by monitoring credit, liquidity and market risks, such as interest rate and foreign currency risks (as discussed in Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk).

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. The company is primarily exposed to credit risk through its cash and cash equivalent deposits, which are held by external firms. The company invests its cash balances in its own institutional money market products, as well as with external high credit-quality financial institutions. These arrangements create exposure to concentrations of credit risk. As of March 31, 2026, our maximum exposure to credit risk related to our Cash and cash equivalent balances is $806.9 million, of which $356.5 million is invested in affiliated money market funds. See Item 1, Financial Statements - Note 2, "Fair Value of Assets and Liabilities," for information regarding Cash and cash equivalents invested in affiliated money market funds.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as the same become due. The company is exposed to liquidity risk through its $1,966.7 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed Revolving Credit Agreement, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.

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

Off Balance Sheet Commitments

See Item 1, Financial Statements - Note 10, "Commitments and Contingencies - Legal Contingencies," for more information regarding undrawn capital commitments.

Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies disclosed in our most recent Form 10-K for the year ended December 31, 2025. Critical accounting policies and estimates are those that require management’s most difficult, subjective or complex judgments and would therefore be deemed the most critical to an understanding of our results of operations and financial condition.

Recent Accounting Standards

See Item 1, Financial Statements - Note 1, "Accounting Policies - Accounting Pronouncements Recently Adopted.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk and foreign exchange rate risk. There have not been any material changes to the company’s exposures to market risks during the period ended March 31, 2026 that would require an update to the disclosures provided in the most recent Form 10-K.

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

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its Debt and Cash and cash equivalent investments. See Item 1, Financial Statements - Note 4, “Debt,” for details of the company’s debt arrangements. As of March 31, 2026, the interest rates on 19.9% of the company’s borrowings were fixed for a weighted average period of 17.68 years, and the company had a $1,079.0 million balance on its Revolving Credit Agreement.

Foreign Exchange Rate Risk

The net assets and financial results of the company’s foreign operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco.

The company is also exposed to foreign currency translation risk on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation gains were $4.5 million during the three months ended March 31, 2026 (three months ended March 31, 2025: $3.1 million of revaluation losses) and are included in General and administrative expenses and Other gains/(losses), net on the Condensed Consolidated Statements of Income.

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

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2026. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated any change in our internal control over financial reporting that occurred during the three months ended March 31, 2026 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

See Part I, Item 1, Financial Statements - Note 10, "Commitments and Contingencies - Legal Contingencies," for information regarding legal proceedings.

Item 1A.  Risk Factors

The company has had no significant changes in its risk factors from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended March 31, 2026:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (millions)
January 1-31, 2026	308,549	$28.27	287,871	$224.1
February 1-28, 2026	1,646,091	$26.38	542,525	$1,209.7
March 1-31, 2026	737,244	$24.01	726,854	$1,192.2
Total	2,691,884		1,557,250
__________
(1)    An aggregate of 1,134,634 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.
(2)    At March 31, 2026, $192.2 million remained available under the share repurchase authorization approved by the Board on July 22, 2016, and an additional $1.0 billion was authorized by the Board on February 18, 2026 with no stated time limit or expiration date.

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
101
The following financial statements from the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
May 5, 2026	/s/ ANDREW R. SCHLOSSBERG
Andrew R. Schlossberg
President and Chief Executive Officer

May 5, 2026	/s/ L. ALLISON DUKES
L. Allison Dukes
Senior Managing Director and Chief Financial Officer