Form 10-Q
period 2026-06-30
Invesco Ltd.
filed 2026-08-04
CIK 914208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of June 30, 2026, the most recent practicable date, the number of Common Shares outstanding was 441,499,780.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

GLOSSARY OF DEFINED TERMS

APAC	—	Asia-Pacific
ASC	—	Accounting Standards Codification
AUM	—	Assets under management
Board	—	Board of Directors
bps	—	Basis points
CI Global Asset Management	—	CI GAM
CIP	—	Consolidated investment products
CLOs	—	Collateralized loan obligations
Covenant Adjusted EBITDA	—	A financial measure set forth in covenants in our Credit Agreements (defined below), which is defined to be earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses
Credit Agreements	—	Revolving Credit Agreement (defined below) and Term Loan Agreement (defined below), collectively, Credit Agreements
EMEA	—	Europe, Middle East and Africa
EPS	—	Earnings per share
ETFs	—	Exchange-traded funds
Exchange Act	—	U.S. Securities Exchange Act of 1934
Form 10-K	—	the company’s annual report on Form 10-K
IGW or Invesco Great Wall	—	Invesco Great Wall Fund Management Company Limited
MassMutual	—	Massachusetts Mutual Life Insurance Company
NAV	—	Net asset value
QQQ	—	Invesco QQQ Trust
Report	—	Invesco’s June 2026 Form 10-Q
Revolving Credit Agreement	—	Seventh amended and restated credit agreement, dated as of May 16, 2025, among Invesco Finance PLC and Bank of America included as Exhibit 10.3 on Form 10-Q for the period ended June 30, 2025
S&P	—	Standard & Poor's
SEC	—	U.S. Securities and Exchange Commission
Term Loan Agreement	—
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

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$915.4	$1,037.5
Accounts receivable	805.5	884.7
Investments	1,454.6	1,381.1
Other assets	1,047.3	857.6
Property, equipment and software, net	370.2	378.9
Intangible assets, net	3,906.3	3,927.3
Goodwill	8,399.7	8,477.1
Investments and other assets of consolidated investment products (CIP) (1)	10,574.1	10,149.8
Total assets	$27,473.1	$27,094.0
LIABILITIES
Accrued compensation and benefits	$810.8	$1,091.2
Accounts payable and accrued expenses	1,618.4	1,303.7
Debt	1,624.0	1,825.1
Deferred tax liabilities, net	942.0	901.5
Debt and other liabilities of CIP (1)	9,007.7	8,967.6
Total liabilities	14,002.9	14,089.1
Commitments and contingencies (See Note 10)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	363.3	75.4
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized and issued; 2.5 million outstanding as of June 30, 2026 (December 31, 2025: 2.5 million outstanding)	2,510.5	2,510.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million shares issued as of June 30, 2026 and December 31, 2025)	113.2	113.2
Additional paid-in-capital	7,201.9	7,269.1
Treasury shares	(2,812.6)	(2,825.7)
Retained earnings	6,270.4	5,886.8
Accumulated other comprehensive income/(loss), net of tax	(811.5)	(722.9)
Total equity attributable to Invesco Ltd.	12,471.9	12,231.0
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	635.0	698.5
Total permanent equity	13,106.9	12,929.5
Total liabilities, temporary and permanent equity	$27,473.1	$27,094.0

(1)    See Note 11, "Consolidated Investment Products," for balances related to consolidated variable interest entities (VIEs).

See accompanying notes to condensed consolidated financial statements.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per common share data)	2026	2025	2026	2025
Operating revenues:
Investment management fees	$1,461.8	$1,100.9	$2,844.0	$2,201.2
Service and distribution fees	309.9	363.8	611.7	734.7
Performance fees	3.7	2.6	15.0	6.1
Other	50.2	48.2	99.4	102.7
Total operating revenues	1,825.6	1,515.5	3,570.1	3,044.7
Operating expenses:
Third-party distribution, service and advisory	627.1	500.7	1,228.5	1,009.7
Employee compensation	546.7	510.4	1,059.4	975.0
Marketing	36.7	23.1	74.1	40.1
Property, office and technology	109.3	118.2	213.9	232.1
General and administrative	133.5	139.2	280.6	276.5
Amortization of intangible assets	8.1	9.7	16.2	19.8
Total operating expenses	1,461.4	1,301.3	2,872.7	2,553.2
Operating income	364.2	214.2	697.4	491.5
Other income/(expense):
Equity in earnings of unconsolidated affiliates	35.1	25.0	69.1	44.6
Interest and dividend income	9.9	10.5	19.1	21.8
Interest expense	(23.6)	(20.7)	(47.9)	(33.8)
Other gains/(losses), net	105.8	59.7	105.4	35.4
Other income/(expense) of CIP, net	(36.0)	(14.3)	(87.5)	59.8
Income before income taxes	455.4	274.4	755.6	619.3
Income tax provision	(116.5)	(77.0)	(197.6)	(154.6)
Net income	338.9	197.4	558.0	464.7
Net (income)/loss attributable to noncontrolling interests in consolidated entities	43.4	6.0	92.9	(31.0)
Dividends declared on preferred shares	(37.0)	(56.6)	(75.2)	(115.8)
Cost of preferred share repurchase	—	(159.3)	—	(159.3)
Net income/(loss) attributable to Invesco Ltd.	$345.3	$(12.5)	$575.7	$158.6

Earnings per common share:
- basic	$0.77	$(0.03)	$1.28	$0.35
- diluted	$0.76	$(0.03)	$1.27	$0.35

See accompanying notes to condensed consolidated financial statements.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Net income	$338.9	$197.4	$558.0	$464.7
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	(13.4)	282.7	(91.6)	369.9
Other comprehensive income/(loss), net of tax	0.9	1.0	3.0	2.0
Other comprehensive income/(loss)	(12.5)	283.7	(88.6)	371.9
Total comprehensive income/(loss)	326.4	481.1	469.4	836.6
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	43.4	6.0	92.9	(31.0)
Dividends declared on preferred shares	(37.0)	(56.6)	(75.2)	(115.8)
Cost of preferred share repurchase	—	(159.3)	—	(159.3)
Comprehensive income/(loss) attributable to Invesco Ltd.	$332.8	$271.2	$487.1	$530.5

See accompanying notes to condensed consolidated financial statements.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in millions)	2026	2025
Operating activities:
Net income	$558.0	$464.7
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	65.4	81.6
Impairment of leased assets	3.6	—
Common share-based compensation expense	65.3	38.9
Other (gains)/losses, net	(105.0)	(33.1)
Other (gains)/losses of CIP, net	165.3	(10.8)
Equity in earnings of unconsolidated affiliates	(69.1)	(44.6)
Distributions from equity method investees	8.5	1.5
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	(75.5)	39.4
(Purchase)/sale of investments, net	101.8	84.5
(Increase)/decrease in receivables and other assets	(57.1)	(26.1)
Increase/(decrease) in payables and other liabilities	285.6	(132.7)
Net cash provided by/(used in) operating activities	946.8	463.3
Investing activities:
Purchase of property, equipment and software	(44.7)	(40.9)
Purchase of investments by CIP	(3,195.7)	(1,914.1)
Sale of investments by CIP	1,777.0	1,537.0
Purchase of investments	(49.4)	(23.9)
Sale of investments	—	0.1
Capital distribution from equity method investees	11.9	74.4
Proceeds from sale of management agreements	62.3	—
Net cash inflows/(outflows) upon consolidation/deconsolidation of CIP	(0.1)	—
Net cash provided by/(used in) investing activities	(1,438.7)	(367.4)
Financing activities:
Purchases of treasury shares	(119.6)	(68.6)
Repurchase of preferred shares	—	(1,150.0)
Dividends paid - preferred	(75.2)	(115.8)
Dividends paid - common	(192.1)	(187.7)
Third-party capital invested into CIP	383.9	107.3
Third-party capital distributed by CIP	(71.3)	(133.4)
Borrowings of debt of CIP	1,997.9	2,054.0
Repayments of debt of CIP	(1,571.2)	(1,694.0)
Borrowings of Revolving Credit Agreement	2,491.9	1,684.5
Repayments of Revolving Credit Agreement	(2,193.6)	(1,684.5)
Net proceeds from Term Loan Agreements	—	992.7
Repayment of debts	(500.0)	—
Net cash provided by/(used in) financing activities	150.7	(195.5)
Increase/(decrease) in cash and cash equivalents	(341.2)	(99.6)
Foreign exchange movement on cash and cash equivalents	(16.2)	59.4
Foreign exchange movement on cash and cash equivalents of CIP	(12.1)	36.1
Cash and cash equivalents, beginning of period	1,979.8	1,496.0
Cash and cash equivalents, end of period	$1,610.3	$1,491.9
Cash and cash equivalents	$915.4	$922.7
Cash and cash equivalents of CIP	694.9	569.2
Total cash and cash equivalents per condensed consolidated statement of cash flows	$1,610.3	$1,491.9

See accompanying notes to condensed consolidated financial statements.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three months ended June 30, 2026
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
April 1, 2026	$2,510.5	$113.2	$7,177.6	$(2,769.2)	$6,021.9	$(799.0)	$12,255.0	$682.1	$12,937.1	$325.2
Net income	—	—	—	—	382.3	—	382.3	(46.3)	336.0	2.9
Other comprehensive income/(loss)	—	—	—	—	—	(12.5)	(12.5)	—	(12.5)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(0.8)	(0.8)	35.2
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(37.0)	—	(37.0)	—	(37.0)	—
Dividends declared - common ($0.215 per share)	—	—	—	—	(96.8)	—	(96.8)	—	(96.8)	—
Employee common share plans:
Common share-based compensation	—	—	31.3	—	—	—	31.3	—	31.3	—
Vested common shares	—	—	(2.5)	2.5	—	—	—	—	—	—
Other common share awards	—	—	(4.5)	4.6	—	—	0.1	—	0.1	—
Purchase of common shares	—	—	—	(50.5)	—	—	(50.5)	—	(50.5)	—
June 30, 2026	$2,510.5	$113.2	$7,201.9	$(2,812.6)	$6,270.4	$(811.5)	$12,471.9	$635.0	$13,106.9	$363.3

Three months ended June 30, 2025
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
April 1, 2025	$4,010.5	$113.2	$7,235.8	$(2,781.9)	$7,069.0	$(947.9)	$14,698.7	$543.2	$15,241.9	$545.5
Net income	—	—	—	—	203.4	—	203.4	(16.3)	187.1	10.3
Other comprehensive income/(loss)	—	—	—	—	—	283.7	283.7	—	283.7	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	27.3	27.3	(24.2)
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(56.6)	—	(56.6)	—	(56.6)	—
Dividends declared - common ($0.21 per share)	—	—	—	—	(95.2)	—	(95.2)	—	(95.2)	—
Employee common share plans:
Common share-based compensation	—	—	23.7	—	—	—	23.7	—	23.7	—
Vested common shares	—	—	(3.7)	3.7	—	—	—	—	—	—
Other common share awards	—	—	(5.7)	6.1	—	—	0.4	—	0.4	—
Purchase of common shares	—	—	—	(25.7)	—	—	(25.7)	—	(25.7)	—
Repurchase of preferred shares	(1,000.0)	—	—	—	(159.3)	—	(1,159.3)	—	(1,159.3)	—
June 30, 2025	$3,010.5	$113.2	$7,250.1	$(2,797.8)	$6,961.3	$(664.2)	$13,873.1	$554.2	$14,427.3	$531.6

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity (continued)
(Unaudited)

Six months ended June 30, 2026
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
January 1, 2026	$2,510.5	$113.2	$7,269.1	$(2,825.7)	$5,886.8	$(722.9)	$12,231.0	$698.5	$12,929.5	$75.4
Net income	—	—	—	—	650.9	—	650.9	(90.2)	560.7	(2.7)
Other comprehensive income/(loss)	—	—	—	—	—	(88.6)	(88.6)	—	(88.6)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	26.7	26.7	290.6
Dividends declared - preferred ($29.50 per share)	—	—	—	—	(75.2)	—	(75.2)	—	(75.2)	—
Dividends declared - common ($0.425 per share)	—	—	—	—	(192.1)	—	(192.1)	—	(192.1)	—
Employee common share plans:
Common share-based compensation	—	—	65.3	—	—	—	65.3	—	65.3	—
Vested common shares	—	—	(128.6)	128.6	—	—	—	—	—	—
Other common share awards	—	—	(3.9)	4.6	—	—	0.7	—	0.7	—
Purchase of common shares	—	—	—	(120.1)	—	—	(120.1)	—	(120.1)	—
June 30, 2026	$2,510.5	$113.2	$7,201.9	$(2,812.6)	$6,270.4	$(811.5)	$12,471.9	$635.0	$13,106.9	$363.3

Six months ended June 30, 2025
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
January 1, 2025	$4,010.5	$113.2	$7,334.6	$(2,852.7)	$6,990.4	$(1,036.1)	$14,559.9	$564.2	$15,124.1	$544.7
Net income	—	—	—	—	433.7	—	433.7	15.8	449.5	15.2
Other comprehensive income/(loss)	—	—	—	—	—	371.9	371.9	—	371.9	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	(25.8)	(25.8)	(28.3)
Dividends declared - preferred ($29.50 per share)	—	—	—	—	(115.8)	—	(115.8)	—	(115.8)	—
Dividends declared - common ($0.415 per share)	—	—	—	—	(187.7)	—	(187.7)	—	(187.7)	—
Employee common share plans:
Common share-based compensation	—	—	38.9	—	—	—	38.9	—	38.9	—
Vested common shares	—	—	(117.8)	117.8	—	—	—	—	—	—
Other common share awards	—	—	(5.6)	6.1	—	—	0.5	—	0.5	—
Purchase of common shares	—	—	—	(69.0)	—	—	(69.0)	—	(69.0)	—
Repurchase of preferred shares	(1,000.0)	—	—	—	(159.3)	—	(1,159.3)	—	(1,159.3)	—
June 30, 2025	$3,010.5	$113.2	$7,250.1	$(2,797.8)	$6,961.3	$(664.2)	$13,873.1	$554.2	$14,427.3	$531.6
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

In 2026, the company executed a strategic restructuring of its Canadian business, including the sale of 98 fund management agreements to CI Global Asset Management ("CI GAM"), a transition services agreement with a term of up to 12 months, and a long-term sub-advisory arrangement. For the three and six months ended June 30, 2026, the company received net proceeds of $62.3 million and incurred $50.6 million of restructuring-related costs, resulting in a net restructuring benefit of $11.7 million.

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

Accounting Pronouncements Recently Adopted

None.

Pending Accounting Pronouncements

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"). The standard requires the disaggregated disclosure of certain income statement items. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and early adoption is permitted. The company does not expect the additional disclosure requirements to have a material impact on the company's condensed consolidated financial statements.

2.    FAIR VALUE OF ASSETS AND LIABILITIES

The fair value of financial instruments is presented in the below summary table. The fair value of financial instruments held by CIP is presented in Note 11, "Consolidated Investment Products." See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

(in millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$915.4	$1,037.5
Equity investments	388.5	414.4
Total return swap related to deferred compensation plans	52.5	7.8

The following table presents, by hierarchy levels, the carrying value of the company’s assets and liabilities, including by major security type for equity investments, which are measured at fair value on the company’s Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$361.3	$361.3	$—	$—
Investments: (2)
Equity investments:
Seed capital	187.4	187.4	—	—
Investments related to deferred compensation plans	136.7	136.7	—	—
Other equity securities	64.4	64.4	—	—
Total return swap related to deferred compensation plans	52.5	—	52.5	—
Total	$802.3	$749.8	$52.5	$—

	December 31, 2025
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$477.9	$477.9	$—	$—
Investments (2):
Equity investments:
Seed capital	286.2	139.8	146.4	—
Investments related to deferred compensation plans	128.2	128.2	—	—
Total return swap related to deferred compensation plans	7.8	—	7.8	—
Total	$900.1	$745.9	$154.2	$—
___________
(1)    The balance primarily represents cash held in affiliated money market funds.
(2)    Equity method and other investments of $1,054.6 million and $11.5 million, respectively, are excluded from this table (December 31, 2025: $937.1 million and $29.6 million, respectively). These investments are not measured at fair value, in accordance with applicable accounting standards.

Total Return Swap (TRS)

In addition to holding equity investments, the company has a TRS to hedge economically certain deferred compensation liabilities. The notional value of the TRS at June 30, 2026 was $554.7 million, and the fair value of the TRS was an asset of $52.5 million (December 31, 2025 notional value was $553.0 million and the fair value was an asset of $7.8 million). The company’s collateral position related to the TRS was $50.4 million at June 30, 2026. During the three and six months ended June 30, 2026, market valuation gains related to the TRS were $60.8 million and $51.2 million, respectively (three and six months ended June 30, 2025: net gains of $38.7 million and $25.3 million, respectively).

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

(in millions)	June 30, 2026	December 31, 2025
Equity investments:
Seed capital	$187.4	$286.2
Investments related to deferred compensation plans	136.7	128.2
Other equity securities	64.4	—
Equity method investments	1,054.6	937.1
Other	11.5	29.6
Total investments (1)	$1,454.6	$1,381.1
___________
(1)    The majority of the company’s investment balances relate to balances held in affiliated funds and equity method investees.

Equity investments

The unrealized gains and losses for the three and six months ended June 30, 2026 that relate to equity investments still held at June 30, 2026 were a $38.0 million net gain and a $20.3 million net gain, respectively (three and six months ended June 30, 2025: $13.1 million net gain and $6.1 million net gain, respectively).

4.    DEBT

The disclosures below include details of the company’s debt. Debt of CIP is detailed in Note 11, "Consolidated Investment Products."

	June 30, 2026		December 31, 2025
(in millions)	Carrying Value (3)	Fair Value	Carrying Value (3)	Fair Value
$2.5 billion Revolving Credit Agreement expiring May 16, 2030	$736.0	$736.0	$437.7	$437.7
Unsecured Senior Notes: (1)
$500 million 3.750% - due January 15, 2026 (2)	—	—	499.9	499.5
$400 million 5.375% - due November 30, 2043	391.7	385.0	391.6	385.8
Term Loan Agreement:
$500 million - due May 16, 2030	496.3	494.1	495.9	497.2
Debt	$1,624.0	$1,615.1	$1,825.1	$1,820.2
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

5.    SHARE CAPITAL

The number of preferred shares issued and outstanding is represented in the table below:

(in millions)	June 30, 2026	December 31, 2025
Preferred shares issued	4.0	4.0
Less: Preferred shares repurchased	(1.5)	(1.5)
Preferred shares outstanding (1)	2.5	2.5
___________
(1)    Substantially all the outstanding preferred shares are held by MassMutual.

The number of common shares and common share equivalents issued are represented in the table below:

(in millions)	June 30, 2026	December 31, 2025
Common shares issued	566.1	566.1
Less: Treasury shares for which dividend and voting rights do not apply	(124.6)	(122.1)
Common shares outstanding	441.5	444.0

6.    OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	Three months ended June 30, 2026			Three months ended June 30, 2025
(in millions)	Foreign Currency Translation	Employee Benefit Plans	Total	Foreign Currency Translation	Employee Benefit Plans	Total
Beginning balance as of April 1	$(671.3)	$(127.7)	$(799.0)	$(817.2)	$(130.7)	$(947.9)
Currency translation differences on investments in foreign subsidiaries	(13.5)	0.1	(13.4)	282.7	—	282.7
Other comprehensive income/(loss), net adjustments	—	0.9	0.9	—	1.0	1.0
Ending balance as of June 30	$(684.8)	$(126.7)	$(811.5)	$(534.5)	$(129.7)	$(664.2)

	Six months ended June 30, 2026			Six months ended June 30, 2025
(in millions)	Foreign Currency Translation	Employee Benefit Plans	Total	Foreign Currency Translation	Employee Benefit Plans	Total
Beginning balance as of January 1	$(593.2)	$(129.7)	$(722.9)	$(904.4)	$(131.7)	$(1,036.1)
Currency translation differences on investments in foreign subsidiaries	(91.6)	—	(91.6)	369.9	—	369.9
Other comprehensive income/(loss), net adjustments	—	3.0	3.0	—	2.0	2.0
Ending balance as of June 30	$(684.8)	$(126.7)	$(811.5)	$(534.5)	$(129.7)	$(664.2)

7.    REVENUE

The geographic disaggregation of revenue for the three and six months ended June 30, 2026 and 2025 are presented below. There are no revenues attributed to Bermuda.

	Three months ended June 30,
(in millions)	2026	2025
Americas	$1,387.0	$1,141.3
APAC	76.0	71.7
EMEA	362.6	302.5
Total operating revenues	$1,825.6	$1,515.5

	Six months ended June 30,
(in millions)	2026	2025
Americas	$2,707.7	$2,311.8
APAC	149.7	143.2
EMEA	712.7	589.7
Total operating revenues	$3,570.1	$3,044.7

8.    COMMON SHARE-BASED COMPENSATION

The company recognized total compensation expense of $65.3 million and $38.9 million related to equity-settled common share-based compensation for the six months ended June 30, 2026 and 2025, respectively.

Movements on employee common share awards during the six months ended June 30, 2026 and 2025 are detailed below:

	Six months ended June 30, 2026			Six months ended June 30, 2025
(in millions of common shares, except fair values)	Time- Vested	Performance- Vested	Weighted Average Grant Date Fair Value	Time- Vested	Performance- Vested
Unvested at the beginning of period	9.9	2.0	$17.12	9.8	1.4
Granted	4.3	0.8	27.12	4.3	1.0
Forfeited/Canceled due to performance measures	(0.2)	—	18.64	(0.2)	(0.3)
Vested and distributed	(3.3)	(0.3)	17.43	(3.3)	(0.1)
Unvested at the end of the period	10.7	2.5	20.85	10.6	2.0

The total fair value of common shares that vested during the six months ended June 30, 2026 was $91.0 million (six months ended June 30, 2025: $56.4 million). The weighted average grant date fair value of the U.S. dollar share awards that were granted during the six months ended June 30, 2026 was $27.12 (six months ended June 30, 2025: $17.66).

At June 30, 2026, there was $177.2 million of total unrecognized compensation cost related to non-vested common share awards; that cost is expected to be recognized over a weighted average period of 2.5 years.

9.    EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Net income/(loss) attributable to Invesco Ltd.	$345.3	$(12.5)	$575.7	$158.6

Invesco Ltd:
Weighted average common shares outstanding - basic	451.3	453.8	451.2	453.4
Dilutive effect of non-participating common share-based awards	3.1	1.4	2.8	1.2
Weighted average common shares outstanding - diluted	454.4	455.2	454.0	454.6

Earnings per common share:
- basic	$0.77	$(0.03)	$1.28	$0.35
- diluted	$0.76	$(0.03)	$1.27	$0.35

See Note 8, "Common Share-Based Compensation," for a summary of common share awards outstanding under the company’s common share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted EPS.

10.    COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has capital commitments to co-invest in certain investment products, which may be called in future periods. At June 30, 2026, the company’s undrawn co-invest capital commitments were $412.0 million (December 31, 2025: $683.6 million).

Certain of our managed investment products have entered into borrowing arrangements with financial institutions. The company provided equity commitments and guarantees to the financial institutions for certain of these borrowing arrangements that are temporary in nature. The borrowing arrangements look first to the respective investment products for repayment and servicing. The company’s equity commitment or guarantee would only be called in the event a particular investment product is unable to meet its obligation. The company believes the likelihood of being required to fund its equity commitments or guarantees under these arrangements to be remote. To date, the company has not been required to fund any equity commitments or guarantees under these arrangements. The maximum amount of future payments under the commitments is $49.2 million and under the guarantees is $30.0 million. The fair value of the guarantee liability is not significant to the Condensed Consolidated Financial Statements.

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

In management’s opinion, adequate accrual has been made as of June 30, 2026 to provide for any losses that may arise from matters for which the company could reasonably estimate an amount and are deemed probable. Management believes that the ultimate resolution of any litigation or regulatory matters will not materially affect the company’s business, revenue, net income or liquidity.

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

11.    CONSOLIDATED INVESTMENT PRODUCTS

The assets and liabilities related to CIP are identified on the Consolidated Balance Sheets within Investments and other assets of CIP and Debt and other liabilities of CIP, respectively. The consolidation of CIP had no impact on Net income attributable to the company during the three and six months ended June 30, 2026.

(in millions)	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents of CIP	$694.9	$942.3
Accounts receivable and other assets of CIP	464.2	266.1
Investments of CIP	9,415.0	8,941.4
Investments and other assets of CIP	$10,574.1	$10,149.8
LIABILITIES
Debt of CIP	$7,641.5	$7,552.7
Other liabilities of CIP	1,366.2	1,414.9
Debt and other liabilities of CIP	9,007.7	8,967.6
EQUITY
Equity attributable to redeemable noncontrolling interests	363.3	75.4
Invesco's net investment in and net receivables due from CIP	568.1	408.3
Equity attributable to nonredeemable noncontrolling interests	635.0	698.5
Total liabilities and equity	$10,574.1	$10,149.8

The following tables present the fair value hierarchy levels of Investments of CIP which are measured at fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a Practical Expedient
Assets:
Bank loans	$8,150.5	$—	$7,842.4	$308.1	$—
Bonds	652.7	5.6	647.1	—	—
Equity securities	198.5	75.7	2.8	120.0	—
Equity and fixed income mutual funds	19.5	6.6	12.9	—	—
Investments in other private equity funds	389.8	—	—	—	389.8
Real estate investments	4.0	—	—	—	4.0
Total assets at fair value	$9,415.0	$87.9	$8,505.2	$428.1	$393.8

	December 31, 2025
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a Practical Expedient
Assets:
Bank loans	$7,635.2	$—	$7,309.7	$325.5	$—
Bonds	674.2	11.8	640.5	21.9	—
Equity securities	172.1	50.8	1.3	120.0	—
Equity and fixed income mutual funds	17.8	5.4	12.4	—	—
Investments in other private equity funds	438.0	—	—	—	438.0
Real estate investments	4.1	—	—	—	4.1
Total assets at fair value	$8,941.4	$68.0	$7,963.9	$467.4	$442.1

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs as of June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025
(in millions)	Level 3 Assets	Level 3 Assets
Beginning balance as of April 1	$494.6	$487.8
CIP purchases	38.4	109.3
CIP sales	(56.6)	(63.5)
Gains and losses included in the Consolidated Statements of Income	(1.2)	(13.4)
Transfers from Level 3 into Levels 1 or 2	(73.5)	(105.9)
Transfers into Level 3 from Levels 1 or 2	26.4	79.7
Foreign exchange	—	1.2
Ending balance as of June 30	$428.1	$495.2

	Six months ended June 30,
	2026	2025
(in millions)	Level 3 Assets	Level 3 Assets
Beginning balance as of January 1	$467.4	$383.1
CIP purchases	157.9	243.3
CIP sales	(109.6)	(133.5)
Gains and losses included in the Consolidated Statements of Income	(9.7)	(17.7)
Transfers from Level 3 into Levels 1 or 2	(143.8)	(137.8)
Transfers into Level 3 from Levels 1 or 2	68.3	151.1
Foreign exchange	(2.4)	6.7
Ending balance as of June 30	$428.1	$495.2

Non-consolidated VIEs

At June 30, 2026, the company's carrying value and risk of loss with respect to VIEs in which the company is not the primary beneficiary included our investment carrying value of $174.4 million (December 31, 2025: $242.4 million) and unfunded capital commitments of $72.7 million (December 31, 2025: $86.8 million).

See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

12.    RELATED PARTIES

MassMutual owns approximately 18.4% of the common stock of the company and owns substantially all of the outstanding $2.5 billion in perpetual, non-cumulative preferred shares as of June 30, 2026. Based on the level of shares owned by MassMutual and the corresponding customary minority shareholder rights, which includes representation on Invesco’s Board of Directors, the company considers MassMutual a related party.

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

13.    SUBSEQUENT EVENTS

On July 28, 2026, the company declared a second quarter 2026 dividend of $0.215 per common share, payable on September 2, 2026, to common shareholders of record at the close of business on August 14, 2026 with an ex-dividend date of August 14, 2026.

On July 28, 2026, the company declared a preferred dividend of $14.75 per preferred share to the holders of preferred shares representing the period from June 1, 2026 through August 31, 2026. The preferred dividend is payable on September 1, 2026.

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

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
Equity Indices - Domestic	2026	2025	2026	2025
S&P 500	14.9%	10.6%	9.6%	5.5%
S&P 500 Equal-Weight	10.9%	5.0%	11.1%	3.8%
S&P 500 Growth	21.7%	11.3%	11.7%	16.8%
S&P 500 Value	7.5%	2.5%	7.0%	2.2%
NASDAQ 100	27.5%	17.6%	19.9%	7.9%
Equity Indices - Global
FTSE 100 (local currency)	3.2%	2.1%	5.7%	7.2%
MSCI AC Asia Pacific	21.0%	11.7%	20.3%	12.0%
MSCI China (local currency)	(7.6%)	1.7%	(15.3%)	16.7%
MSCI Emerging Markets	23.3%	11.0%	22.7%	13.7%
MSCI Europe (local currency)	10.5%	1.1%	8.8%	6.5%
MSCI Japan (local currency)	16.5%	7.4%	18.9%	1.6%
Fixed Income Indices
Bloomberg US Aggregate Bond	0.7%	1.2%	0.6%	4.0%
Bloomberg Global Aggregate Bond (local currency)	1.5%	1.5%	1.2%	2.6%
Bloomberg China Aggregate Bond	2.9%	2.8%	5.0%	2.8%

Our diversified platform, global scale, and breadth of products were integral to record net long-term inflows of $45.1 billion for the quarter, primarily driven by ETFs and Index, QQQ, China JV, and Private Markets. We also had $16.9 billion of net inflows into money market funds. Average AUM was $2.4 trillion for the second quarter of 2026, an increase of $471.4 billion or 24.8%, compared to the same quarter in the prior year. Ending AUM was $2.5 trillion reflecting year-over-year growth of 23.4%.

We remain prudent and diligent in our approach to capital management. Our priorities are balanced with a focus on supporting future growth and maintaining the strength of our balance sheet, while continuing to return capital to shareholders. In the second quarter, we reduced debt by $342.7 million. Additionally, the company repurchased 1.9 million common shares for $50.0 million in the open market.

As part of our efforts to sharpen our strategic focus, we completed the sale of the management agreements for 98 funds associated with Invesco's Canadian fund business to CI GAM on June 1, 2026 and formed a long-term strategic partnership with CI GAM under which Invesco will provide sub-advisory services to 61 of the funds.

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

The majority of the company’s CIP balances are related to CLOs. The collateral assets of the CLOs are held solely to satisfy the obligations of the CLOs. The company has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLOs beyond the company’s direct investments in, and management and performance fees generated from, the CLOs. If the company were to liquidate, the collateral assets would not be available to the general creditors of the company, and as a result, the company does not consider these assets to be company assets. Likewise, the investors in the CLOs have no recourse to the general credit of the company for the notes issued by the CLOs. The company therefore does not consider any of the CLO debt to be a company liability.

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

Summary operating information for three and six months ended June 30, 2026 and 2025 is presented in the table below:

(in millions, other than per common share amounts, operating margins and AUM)	Three months ended June 30,		Six months ended June 30,
U.S. GAAP Financial Measures Summary	2026	2025	2026	2025
Operating revenues	$1,825.6	$1,515.5	$3,570.1	$3,044.7
Operating income	$364.2	$214.2	$697.4	$491.5
Operating margin	19.9%	14.1%	19.5%	16.1%
Net income/(loss) attributable to Invesco Ltd.	$345.3	$(12.5)	$575.7	$158.6
Diluted EPS	$0.76	$(0.03)	$1.27	$0.35

Non-GAAP Financial Measures Summary (1)
Net revenues	$1,329.1	$1,104.6	$2,593.4	$2,213.3
Adjusted operating income	$498.7	$344.4	$934.7	$693.9
Adjusted operating margin	37.5%	31.2%	36.0%	31.4%
Adjusted net income attributable to Invesco Ltd.	$322.3	$165.2	$583.1	$365.7
Adjusted diluted EPS	$0.71	$0.36	$1.28	$0.80

Assets Under Management
Ending AUM (billions)	$2,470.3	$2,001.4	$2,470.3	$2,001.4
Average AUM (billions)	$2,368.8	$1,897.4	$2,293.9	$1,889.1
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

	1st Quartile			2nd Quartile			Above Benchmark
	1yr	3yr	5yr	1yr	3yr	5yr	1yr	3yr	5yr
Overall	38%	44%	49%	27%	32%	23%	64%	69%	69%

Fundamental Equities	19%	31%	41%	22%	38%	24%	26%	43%	50%
Fundamental Fixed Income	22%	18%	22%	50%	55%	39%	64%	64%	58%
Multi-Asset	68%	69%	54%	9%	4%	19%	80%	82%	83%
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
AUM measured in the one, three and five year quartile rankings represents 33%, 33% and 32% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three and five year basis represents 43%, 41%, and 40% of total Invesco AUM as of June 30, 2026. Peer group rankings are sourced from a widely-used third-party ranking agency in each fund’s market (Morningstar, IA, Lipper, eVestment, Mercer, Galaxy, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

Assets Under Management

Movements in global capital market levels and changes in the mix of AUM between and within asset classes and geographies may materially affect our revenues from period to period.

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

Changes in AUM were as follows:

	Three months ended June 30,
	2026	2025
(in billions)	Total AUM	Total AUM
Beginning Assets (April 1)	$2,159.5	$1,844.8
Long-term inflows	202.1	118.7
Long-term outflows	(157.0)	(103.1)
Net long-term flows (1)	45.1	15.6
Net flows in non-management fee earning AUM (1)	0.7	2.8
Net flows in money market funds	16.9	(3.2)
Total net flows	62.7	15.2
Reinvested distributions	1.6	1.0
Market gains and losses	256.8	126.4
Dispositions	(11.0)	—
Foreign currency translation	0.7	14.0
Ending Assets (June 30)	$2,470.3	$2,001.4
Average AUM
Average long-term AUM	$2,124.4	$1,343.8
Average AUM	$2,368.8	$1,897.4

	Six months ended June 30,
	2026	2025
(in billions)	Total AUM	Total AUM
Beginning Assets (January 1)	$2,169.9	$1,846.0
Long-term inflows	364.1	240.7
Long-term outflows	(297.2)	(207.5)
Net long-term flows (1)	66.9	33.2
Net flows in non-management fee earning AUM (1)	0.7	7.8
Net flows in money market funds	28.4	6.8
Total net flows	96.0	47.8
Reinvested distributions	2.5	2.0
Market gains and losses	214.3	84.2
Dispositions	(11.0)	—
Foreign currency translation	(1.4)	21.4
Ending Assets (June 30)	$2,470.3	$2,001.4
Average AUM
Average long-term AUM	$2,054.5	$1,335.3
Average AUM	$2,293.9	$1,889.1

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue yield (bps)
U.S. GAAP gross revenue yield (2)	33.1	33.7	33.6	34.0
Net revenue yield ex performance fees (3)(4)	22.4	23.2	22.7	23.4
___________
(1)    For three and six months ended June 30, 2026, Net long-term flows include QQQ’s flows following its conversion to an open-end fund ETF on December 20, 2025. For the three and six months ended June 30, 2025, Net flows in non-management fee earning AUM include QQQ’s flows.
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
(4)    Net revenue yield is equal to Net revenues divided by Average AUM during the reporting period. For the three and six months ended June 30, 2026, QQQ’s net revenues and average AUM are included in the calculation of Net revenue yield. For the three and six months ended June 30, 2025, the calculation of Net revenue yield includes QQQ’s average AUM but does not include QQQ’s net revenues.

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

Market Returns

Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. The table in the “Executive Overview” section of this Management’s Discussion and Analysis summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and six months ended June 30, 2026 and 2025.

Foreign Exchange Rates

During the three and six months ended June 30, 2026, we experienced an increase in AUM of $0.7 billion and a decrease in AUM of $1.4 billion, respectively, due to changes in foreign exchange rates (three and six months ended June 30, 2025, AUM increased $14.0 billion and $21.4 billion, respectively).

Total AUM by Channel (1)

	Three months ended June 30,
	2026			2025
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (April 1)	$2,159.5	$1,489.4	$670.1	$1,844.8	$1,237.2	$607.6
Long-term inflows	202.1	154.1	48.0	118.7	85.2	33.5
Long-term outflows	(157.0)	(106.8)	(50.2)	(103.1)	(76.1)	(27.0)
Net long-term flows	45.1	47.3	(2.2)	15.6	9.1	6.5
Net flows in non-management fee earning AUM	0.7	—	0.7	2.8	3.2	(0.4)
Net flows in money market funds	16.9	3.9	13.0	(3.2)	(0.9)	(2.3)
Total net flows	62.7	51.2	11.5	15.2	11.4	3.8
Reinvested distributions	1.6	1.6	—	1.0	0.9	0.1
Market gains and losses	256.8	233.9	22.9	126.4	115.4	11.0
Dispositions (2)	(11.0)	(9.9)	(1.1)	—	—	—
Foreign currency translation	0.7	0.1	0.6	14.0	5.8	8.2
Ending Assets (June 30)	$2,470.3	$1,766.3	$704.0	$2,001.4	$1,370.7	$630.7

	Six months ended June 30,
	2026			2025
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$2,169.9	$1,515.7	$654.2	$1,846.0	$1,265.6	$580.4
Long-term inflows	364.1	268.7	95.4	240.7	171.6	69.1
Long-term outflows	(297.2)	(206.7)	(90.5)	(207.5)	(150.6)	(56.9)
Net long-term flows	66.9	62.0	4.9	33.2	21.0	12.2
Net flows in non-management fee earning AUM	0.7	(0.1)	0.8	7.8	8.6	(0.8)
Net flows in money market funds	28.4	4.3	24.1	6.8	2.9	3.9
Total net flows	96.0	66.2	29.8	47.8	32.5	15.3
Reinvested distributions	2.5	2.5	—	2.0	1.9	0.1
Market gains and losses	214.3	192.9	21.4	84.2	71.8	12.4
Dispositions (2)	(11.0)	(9.9)	(1.1)	—	—	—
Transfer	—	—	—	—	(9.5)	9.5
Foreign currency translation	(1.4)	(1.1)	(0.3)	21.4	8.4	13.0
Ending Assets (June 30)	$2,470.3	$1,766.3	$704.0	$2,001.4	$1,370.7	$630.7
__________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile (3)

	Three months ended June 30,
	2026				2025
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (April 1)	$2,159.5	$1,470.8	$330.0	$358.7	$1,844.8	$1,293.6	$275.5	$275.7
Long-term inflows	202.1	104.1	64.3	33.7	118.7	60.0	35.9	22.8
Long-term outflows	(157.0)	(73.3)	(56.1)	(27.6)	(103.1)	(60.8)	(26.1)	(16.2)
Net long-term flows	45.1	30.8	8.2	6.1	15.6	(0.8)	9.8	6.6
Net flows in non-management fee earning AUM	0.7	0.7	—	—	2.8	2.7	0.7	(0.6)
Net flows in money market funds	16.9	13.9	3.6	(0.6)	(3.2)	(3.2)	0.8	(0.8)
Total net flows	62.7	45.4	11.8	5.5	15.2	(1.3)	11.3	5.2
Reinvested distributions	1.6	1.5	—	0.1	1.0	0.8	—	0.2
Market gains and losses	256.8	201.2	23.7	31.9	126.4	101.9	5.1	19.4
Dispositions (2)	(11.0)	(11.0)	—	—	—	—	—	—
Foreign currency translation	0.7	(0.3)	1.0	—	14.0	1.5	5.2	7.3
Ending Assets (June 30)	$2,470.3	$1,707.6	$366.5	$396.2	$2,001.4	$1,396.5	$297.1	$307.8

	Six months ended June 30,
	2026				2025
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$2,169.9	$1,492.4	$321.0	$356.5	$1,846.0	$1,315.5	$270.2	$260.3
Long-term inflows	364.1	173.7	125.1	65.3	240.7	119.0	69.7	52.0
Long-term outflows	(297.2)	(141.9)	(103.7)	(51.6)	(207.5)	(116.8)	(60.3)	(30.4)
Net long-term flows	66.9	31.8	21.4	13.7	33.2	2.2	9.4	21.6
Net flows in non-management fee earning AUM	0.7	0.7	—	—	7.8	11.6	1.7	(5.5)
Net flows in money market funds	28.4	24.2	3.5	0.7	6.8	5.2	2.4	(0.8)
Total net flows	96.0	56.7	24.9	14.4	47.8	19.0	13.5	15.3
Reinvested distributions	2.5	2.4	—	0.1	2.0	1.8	—	0.2
Market gains and losses	214.3	167.9	18.6	27.8	84.2	58.5	4.2	21.5
Dispositions (2)	(11.0)	(11.0)	—	—	—	—	—	—
Foreign currency translation	(1.4)	(0.8)	2.0	(2.6)	21.4	1.7	9.2	10.5
Ending Assets (June 30)	$2,470.3	$1,707.6	$366.5	$396.2	$2,001.4	$1,396.5	$297.1	$307.8
__________
See accompanying notes immediately following these AUM tables.

Total AUM by Investment Capability (4)

	Three months ended June 30, 2026
(in billions)	Total	ETFs and Index (5)	Fundamental Fixed Income (6)	Fundamental Equities (7)	Private Markets (8)	China JV (9)	Multi-Asset/ Other (10)	Global Liquidity (11)	QQQ (12)
Beginning Assets (April 1)	$2,159.5	$638.3	$312.5	$287.7	$131.3	$141.9	$74.1	$201.2	$372.5
Long-term inflows	202.1	74.9	20.1	14.1	7.4	50.6	5.4	—	29.6
Long-term outflows	(157.0)	(44.8)	(19.7)	(21.8)	(5.5)	(43.7)	(5.7)	—	(15.8)
Net long-term flows	45.1	30.1	0.4	(7.7)	1.9	6.9	(0.3)	—	13.8
Net flows in non-management fee earning AUM	0.7	—	—	—	—	—	0.7	—	—
Net flows in money market funds	16.9	—	—	—	—	3.7	—	13.2	—
Total net flows	62.7	30.1	0.4	(7.7)	1.9	10.6	0.4	13.2	13.8
Reinvested distributions	1.6	—	0.5	0.8	0.1	—	0.1	0.1	—
Market gains and losses	256.8	91.9	2.8	41.5	2.4	8.3	6.1	—	103.8
Dispositions (2)	(11.0)	(6.7)	—	(3.6)	—	0	(0.7)	—	—
Foreign currency translation	0.7	(0.1)	(0.7)	(0.6)	(0.2)	2.4	(0.1)	—	—
Ending Assets (June 30)	$2,470.3	$753.5	$315.5	$318.1	$135.5	$163.2	$79.9	$214.5	$490.1
Average AUM	$2,368.8	$717.4	$315.3	$311.1	$134.3	$155.2	$78.0	$205.2	$452.3

	Three months ended June 30, 2025
(in billions)	Total	ETFs and Index (5)	Fundamental Fixed Income (6)	Fundamental Equities (7)	Private Markets (8)	China JV (9)	Multi-Asset/ Other (10)	Global Liquidity (11)	QQQ (12)
Beginning Assets (April 1)	$1,844.8	$491.0	$291.9	$262.8	$131.3	$98.5	$71.9	$200.2	$297.2
Long-term inflows	118.7	47.7	23.9	11.7	7.5	22.0	5.9	—	—
Long-term outflows	(103.1)	(35.1)	(21.1)	(15.3)	(9.8)	(17.4)	(4.4)	—	—
Net long-term flows	15.6	12.6	2.8	(3.6)	(2.3)	4.6	1.5	—	—
Net flows in non-management fee earning AUM	2.8	—	—	—	—	—	(0.3)	—	3.1
Net flows in money market funds	(3.2)	—	—	—	—	0.2	0.5	(3.9)	—
Total net flows	15.2	12.6	2.8	(3.6)	(2.3)	4.8	1.7	(3.9)	3.1
Reinvested distributions	1.0	—	0.5	0.2	0.2	—	0.1	—	—
Market gains and losses	126.4	40.6	2.9	26.0	0.2	0.4	4.0	(0.1)	52.4
Foreign currency translation	14.0	2.7	3.5	2.9	1.8	1.3	1.6	0.2	—
Ending Assets (June 30)	$2,001.4	$546.9	$301.6	$288.3	$131.2	$105.0	$79.3	$196.4	$352.7
Average AUM	$1,897.4	$509.7	$297.5	$268.9	$129.3	$99.7	$75.5	$197.6	$319.2
___________
See accompanying notes immediately following these AUM tables.

	Six months ended June 30, 2026
(in billions)	Total	ETFs and Index (5)	Fundamental Fixed Income (6)	Fundamental Equities (7)	Private Markets (8)	China JV (9)	Multi-Asset/ Other (10)	Global Liquidity (11)	QQQ (12)
Beginning Assets (January 1)	$2,169.9	$630.2	$311.5	$298.4	$130.7	$132.5	$69.7	$189.7	$407.2
Long-term inflows	364.1	130.0	41.8	29.0	13.1	97.6	13.3	—	39.3
Long-term outflows	(297.2)	(81.3)	(37.7)	(39.1)	(10.8)	(82.0)	(10.0)	—	(36.3)
Net long-term flows	66.9	48.7	4.1	(10.1)	2.3	15.6	3.3	—	3.0
Net flows in non-management fee earning AUM	0.7	—	—	—	—	—	0.7	—	—
Net flows in money market funds	28.4	—	—	—	—	3.6	—	24.8	—
Total net flows	96.0	48.7	4.1	(10.1)	2.3	19.2	4.0	24.8	3.0
Reinvested distributions	2.5	—	1.0	1.0	0.2	—	0.1	0.2	—
Market gains and losses	214.3	81.4	0.9	34.4	2.9	7.3	7.6	(0.1)	79.9
Dispositions (2)	(11.0)	(6.7)	—	(3.6)	—	—	(0.7)	—	—
Foreign currency translation	(1.4)	(0.1)	(2.0)	(2.0)	(0.6)	4.2	(0.8)	(0.1)	—
Ending Assets (June 30)	$2,470.3	$753.5	$315.5	$318.1	$135.5	$163.2	$79.9	$214.5	$490.1
Average AUM	$2,293.9	$687.3	$314.4	$307.6	$133.2	$148.8	$76.6	$200.6	$425.4

	Six months ended June 30, 2025
(in billions)	Total	ETFs and Index (5)	Fundamental Fixed Income (6)	Fundamental Equities (7)	Private Markets (8)	China JV (9)	Multi-Asset/ Other (10)	Global Liquidity (11)	QQQ (12)
Beginning Assets (January 1)	$1,846.0	$484.9	$279.1	$276.7	$129.6	$93.2	$72.2	$191.4	$318.9
Long-term inflows	240.7	99.8	47.6	23.2	15.4	44.3	10.4	—	—
Long-term outflows	(207.5)	(70.9)	(36.8)	(33.8)	(18.5)	(37.7)	(9.8)	—	—
Net long-term flows	33.2	28.9	10.8	(10.6)	(3.1)	6.6	0.6	—	—
Net flows in non-management fee earning AUM	7.8	—	—	—	—	—	(0.4)	—	8.2
Net flows in money market funds	6.8	—	—	—	—	1.9	0.3	4.6	—
Total net flows	47.8	28.9	10.8	(10.6)	(3.1)	8.5	0.5	4.6	8.2
Reinvested distributions	2.0	—	1.0	0.4	0.4	—	0.1	0.1	—
Market gains and losses	84.2	29.7	4.6	17.2	1.5	1.5	4.1	—	25.6
Foreign currency translation	21.4	3.4	6.1	4.6	2.8	1.8	2.4	0.3	—
Ending Assets (June 30)	$2,001.4	$546.9	$301.6	$288.3	$131.2	$105.0	$79.3	$196.4	$352.7
Average AUM	$1,889.1	$505.6	$290.8	$272.7	$130.9	$97.5	$74.0	$198.0	$319.6
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
(2)    Sale of the management agreements associated with Invesco’s Canadian fund business to CI GAM on June 1, 2026 decreased AUM by $11.0 billion.
(3)    Client domicile groups AUM by the domicile of the underlying clients.
(4)    Investment capabilities are descriptive groupings of AUM by investment strategy.
(5)    ETFs and Index includes ETFs and Indexed Strategies and excludes QQQ.
(6)    Fundamental Fixed Income includes Fixed Income products, including certain ETFs managed within this capability.
(7)    Fundamental Equities includes Equity products.
(8)    Private Markets includes Private Credit and Real Estate investments comprised primarily of Real Estate, CLOs, Private Credit and listed real assets, including certain ETFs managed within this capability.
(9)    China JV includes AUM managed by IGW. Comparative period has been recast to align with the current period’s investment capability presentation.
(10)    Multi-Asset/Other includes Global Asset Allocation, Invesco Quantitative Strategies, Global Targeted Returns, Solutions, UITs, including certain ETFs managed within this capability, and AUM managed by Invesco Asset Management (India) Private Limited until the sale of 60% of our interest in the entity on October 31, 2025.
(11)    Global Liquidity is comprised mainly of Money Market funds.
(12)    QQQ includes only Invesco QQQ Trust.

Results of Operations for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

	Three months ended June 30,				Six months ended June 30,
(in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Investment management fees	$1,461.8	$1,100.9	$360.9	32.8%	$2,844.0	$2,201.2	$642.8	29.2%
Service and distribution fees	309.9	363.8	(53.9)	(14.8%)	611.7	734.7	(123.0)	(16.7%)
Performance fees	3.7	2.6	1.1	42.3%	15.0	6.1	8.9	145.9%
Other	50.2	48.2	2.0	4.1%	99.4	102.7	(3.3)	(3.2%)
Total operating revenues	1,825.6	1,515.5	310.1	20.5%	3,570.1	3,044.7	525.4	17.3%

Revenue Adjustments:
Investment management fees	(385.2)	(211.8)	(173.4)	81.9%	(741.5)	(420.8)	(320.7)	76.2%
Service and distribution fees	(207.2)	(252.7)	45.5	(18.0%)	(413.5)	(512.3)	98.8	(19.3%)
Other	(34.7)	(36.2)	1.5	(4.1%)	(73.5)	(76.6)	3.1	(4.0%)
Total Revenue Adjustments (1)	(627.1)	(500.7)	(126.4)	25.2%	(1,228.5)	(1,009.7)	(218.8)	21.7%
Invesco Great Wall	121.8	79.2	42.6	53.8%	232.6	157.4	75.2	47.8%
CIP	8.8	10.6	(1.8)	(17.0%)	19.2	20.9	(1.7)	(8.1%)
Net revenues (2)	$1,329.1	$1,104.6	$224.5	20.3%	$2,593.4	$2,213.3	$380.1	17.2%
___________
(1)    Total Revenue Adjustments remove pass through investment management fees, service and distribution fees, and other revenues and equal the same amount as the Third-party distribution, service and advisory expenses.
(2)    See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net inflows (or outflows), and changes in the mix of investment products between and within asset classes and geographies may materially affect our revenues from period to period. See the company’s disclosures regarding the changes in AUM during the three and six months ended June 30, 2026 and June 30, 2025 in the “Assets Under Management” section above for additional information. In addition, as fee rates differ across geographic locations, changes to the mix of AUM between geographies and exchange rates have an impact on revenues and net revenue yields.

Average AUM was $2,293.9 billion for the six months ended June 30, 2026 as compared to $1,889.1 billion for the six months ended June 30, 2025. As secular shifts in client demand continue, our broad set of investment capabilities have allowed us to capture evolving client product preferences, including products that have lower net revenue yields. As a result, net revenue yield excluding performance fees declined to 22.7 bps for the six months ended June 30, 2026 from 23.4 bps for the six months ended June 30, 2025.

Investment Management Fees

Investment management fees were $1,461.8 million for the three months ended June 30, 2026 as compared to $1,100.9 million for the three months ended June 30, 2025. The increase in Investment management fees was primarily driven by QQQ’s investment management fees following its conversion to an open-end fund ETF and higher average AUM.

Investment management fees were $2,844.0 million for the six months ended June 30, 2026 as compared to $2,201.2 million for the six months ended June 30, 2025. The impact of foreign exchange rate movements increased Investment management fees by $27.2 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Excluding the impact of foreign exchange movements, Investment management fees increased by $615.6 million primarily driven by QQQ’s investment management fees following its conversion to an open-end fund ETF and higher average AUM.

Service and Distribution Fees

For the three months ended June 30, 2026, Service and distribution fees were $309.9 million as compared to $363.8 million for the three months ended June 30, 2025. The decrease was primarily due to the elimination of QQQ's pass-through service revenues after its conversion.

For the six months ended June 30, 2026, Service and distribution fees were $611.7 million as compared to $734.7 million for the six months ended June 30, 2025. The decrease was primarily due to the elimination of QQQ's pass-through service revenues after its conversion and the sale of the intelliflo business in the fourth quarter of 2025, partially offset by higher average AUM.

Performance Fees

Performance fees were $3.7 million and $15.0 million for the three and six months ended June 30, 2026, respectively. Performance fees for the three-month period were driven primarily by multi-asset/other and private markets products. For the six-month period, performance fees were also generated from fundamental fixed income products.

Performance fees were $2.6 million and $6.1 million for the three and six months ended June 30, 2025, respectively, and were generated primarily from private markets products.

Other Revenues

For the three months ended June 30, 2026, Other revenues were $50.2 million as compared to $48.2 million for the three months ended June 30, 2025.

For the six months ended June 30, 2026, Other revenues were $99.4 million as compared to $102.7 million for the six months ended June 30, 2025.

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

Net revenues from IGW were $121.8 million and average AUM was $155.2 billion for the three months ended June 30, 2026 (Net revenues were $79.2 million and average AUM was $99.7 billion for the three months ended June 30, 2025). The increase in IGW revenues was primarily due to higher average AUM.

Net revenues from IGW were $232.6 million and average AUM was $148.8 billion for the six months ended June 30, 2026 (Net revenues were $157.4 million and average AUM was $98.1 billion for the six months ended June 30, 2025). The increase in IGW revenues was primarily due to higher average AUM.

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

Investment management and Performance fees earned from CIP were $8.8 million for the three months ended June 30, 2026 (three months ended June 30, 2025: $10.6 million).

Investment management and Performance fees earned from CIP were $19.2 million for the six months ended June 30, 2026 (six months ended June 30, 2025: $20.9 million).

Operating Expenses

The main categories of Operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended June 30,				Six months ended June 30,
(in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Third-party distribution, service and advisory	$627.1	$500.7	$126.4	25.2%	$1,228.5	$1,009.7	$218.8	21.7%
Employee compensation	546.7	510.4	36.3	7.1%	1,059.4	975.0	84.4	8.7%
Marketing	36.7	23.1	13.6	58.9%	74.1	40.1	34.0	84.8%
Property, office and technology	109.3	118.2	(8.9)	(7.5%)	213.9	232.1	(18.2)	(7.8%)
General and administrative	133.5	139.2	(5.7)	(4.1%)	280.6	276.5	4.1	1.5%
Amortization of intangibles	8.1	9.7	(1.6)	(16.5%)	16.2	19.8	(3.6)	(18.2%)
Total operating expenses	$1,461.4	$1,301.3	$160.1	12.3%	$2,872.7	$2,553.2	$319.5	12.5%

The table below sets forth these expense categories as a percentage of total Operating expenses and Operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

(in millions)	Three months ended June 30, 2026	% of Total Operating Expenses	% of Total Operating Revenues	Three months ended June 30, 2025	% of Total Operating Expenses	% of Total Operating Revenues
Third-party distribution, service and advisory	$627.1	42.9%	34.4%	$500.7	38.5%	33.0%
Employee compensation	546.7	37.4%	29.9%	510.4	39.2%	33.7%
Marketing	36.7	2.5%	2.0%	23.1	1.8%	1.5%
Property, office and technology	109.3	7.5%	6.0%	118.2	9.1%	7.8%
General and administrative	133.5	9.1%	7.3%	139.2	10.7%	9.2%
Amortization of intangibles	8.1	0.6%	0.4%	9.7	0.7%	0.7%
Total operating expenses	$1,461.4	100.0%	80.0%	$1,301.3	100.0%	85.9%

(in millions)	Six months ended June 30, 2026	% of Total Operating Expenses	% of Total Operating Revenues	Six months ended June 30, 2025	% of Total Operating Expenses	% of Total Operating Revenues
Third-party distribution, service and advisory	$1,228.5	42.8%	34.4%	$1,009.7	39.5%	33.2%
Employee compensation	1,059.4	36.9%	29.7%	975.0	38.2%	32.0%
Marketing	74.1	2.6%	2.1%	40.1	1.6%	1.3%
Property, office and technology	213.9	7.4%	6.0%	232.1	9.1%	7.6%
General and administrative	280.6	9.8%	7.9%	276.5	10.8%	9.1%
Amortization of intangibles	16.2	0.5%	0.5%	19.8	0.8%	0.7%
Total operating expenses	$2,872.7	100.0%	80.6%	$2,553.2	100.0%	83.9%

During the three months ended June 30, 2026, Operating expenses increased $160.1 million compared to the three months ended June 30, 2025.

During the six months ended June 30, 2026, Operating expenses increased $319.5 million compared to the six months ended June 30, 2025. The impact of foreign exchange rate movements increased operating expenses by $26.4 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Third-Party Distribution, Service and Advisory

Third-party distribution, service and advisory expenses were $627.1 million for the three months ended June 30, 2026 as compared to $500.7 million for the three months ended June 30, 2025, primarily due to the third-party costs for QQQ and higher average AUM.

Third-party distribution, service and advisory expenses were $1,228.5 million for the six months ended June 30, 2026 as compared to $1,009.7 million for the six months ended June 30, 2025. Excluding the impact of foreign exchange rate changes, Third-party distribution, service and advisory expenses increased $206.2 million, primarily due to the third-party costs for QQQ and higher average AUM.

Employee Compensation

Employee compensation was $546.7 million for the three months ended June 30, 2026 as compared to $510.4 million for the three months ended June 30, 2025. The increase was primarily due to higher employee variable compensation costs of $43.0 million primarily driven by higher revenues and a $18.7 million increase in the mark-to-market adjustment on deferred compensation liabilities. These increases were partially offset by lower salaries of $12.4 million primarily due to the divestitures in the fourth quarter of 2025, and $16.9 million of severance expense related to the reorganization of the fundamental equities investment teams in the second quarter of 2025.

Employee compensation was $1,059.4 million for the six months ended June 30, 2026 as compared to $975.0 million for the six months ended June 30, 2025. Excluding the impact of foreign exchange rate changes, Employee compensation expenses increased $75.7 million. The increase was primarily due to an increase of $46.3 million related to the acceleration of expense for long-term awards granted to retirement-eligible employees in the first quarter of 2026, higher employee variable compensation costs of $38.9 million primarily driven by higher revenues, and a $27.3 million increase in the mark-to-market adjustment on deferred compensation liabilities. These increases were partially offset by lower salaries of $22.9 million primarily due to the divestitures in the fourth quarter of 2025 and the severance expense recorded in the second quarter of 2025 as discussed above.

Headcount at June 30, 2026 was 7,405 (June 30, 2025: 8,407). The decrease in headcount was primarily due to the sale of the intelliflo business and the sale of 60% of our interest in Invesco Asset Management (India) Private Limited in the fourth quarter of 2025.

Marketing

Marketing expenses were $36.7 million for the three months ended June 30, 2026 as compared to $23.1 million for the three months ended June 30, 2025. The increase was primarily due to higher advertising costs for QQQ following its conversion to an open-end fund ETF.

Marketing expenses were $74.1 million for the six months ended June 30, 2026 as compared to $40.1 million for the six months ended June 30, 2025. The increase was primarily due to higher advertising costs for QQQ following its conversion to an open-end fund ETF.

Property, Office and Technology

Property, office and technology expenses were $109.3 million for the three months ended June 30, 2026 as compared to $118.2 million for the three months ended June 30, 2025. The decrease was primarily due to an $8.0 million software impairment in the second quarter of 2025 related to a strategic change to the company's fixed income investment platform.

Property, office and technology expenses were $213.9 million for the six months ended June 30, 2026 as compared to $232.1 million for the six months ended June 30, 2025. The decrease was primarily due to the software impairment in the second quarter of 2025, as discussed above, and a decrease in other technology costs.

General and Administrative

General and administrative expenses were $133.5 million for the three months ended June 30, 2026 as compared to $139.2 million for the three months ended June 30, 2025. The decrease was primarily due to a net benefit of $11.7 million arising from the sale of the management agreements associated with Invesco's Canadian fund business to CI Global Asset Management on

June 1, 2026 and the restructuring of the company’s Canadian operations, which was partially offset by higher professional fees.

General and administrative expenses were $280.6 million for the six months ended June 30, 2026 as compared to $276.5 million for the six months ended June 30, 2025. Excluding the impact of foreign exchange movements, General and administrative expenses were relatively flat year-over-year, as the net benefit from the Canadian sale and restructuring discussed above was largely offset by higher professional fees.

Other Income and Expenses

The main categories of Other income and expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended June 30,				Six months ended June 30,
(in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Equity in earnings of unconsolidated affiliates	$35.1	$25.0	$10.1	40.4%	$69.1	$44.6	$24.5	54.9%
Interest and dividend income	9.9	10.5	(0.6)	(5.7%)	19.1	21.8	(2.7)	(12.4%)
Interest expense	(23.6)	(20.7)	(2.9)	14.0%	(47.9)	(33.8)	(14.1)	41.7%
Other gains and losses, net	105.8	59.7	46.1	77.2%	105.4	35.4	70.0	197.7%
Other income/(expense) of CIP, net	(36.0)	(14.3)	(21.7)	151.7%	(87.5)	59.8	(147.3)	N/A
Total other income and expenses	$91.2	$60.2	$31.0	51.5%	$58.2	$127.8	$(69.6)	(54.5%)

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates increased to $35.1 million for the three months ended June 30, 2026 as compared to $25.0 million for the three months ended June 30, 2025. The increase was primarily due to higher earnings from our joint venture investment in IGW.

Equity in earnings of unconsolidated affiliates increased to $69.1 million for the six months ended June 30, 2026 as compared to $44.6 million for the six months ended June 30, 2025. The increase was primarily due to higher earnings from our joint venture investment in IGW.

Interest and dividend income

Interest and dividend income was $9.9 million for the three months ended June 30, 2026 as compared to $10.5 million for the three months ended June 30, 2025.

Interest and dividend income was $19.1 million for the six months ended June 30, 2026 as compared to $21.8 million for the six months ended June 30, 2025.

Interest expense

Interest expense increased to $23.6 million for the three months ended June 30, 2026 from $20.7 million for the three months ended June 30, 2025, primarily due to higher borrowings on the Revolving Credit Agreement, which was partially offset by a reduction in interest expense following the redemption of the $500.0 million of senior notes which matured on January 15, 2026.

Interest expense increased to $47.9 million for the six months ended June 30, 2026 from $33.8 million for the six months ended June 30, 2025, primarily due to higher borrowings on the Revolving Credit Agreement and the five-year Term Loan Agreement entered into on May 16, 2025. These increases were partially offset by lower interest expense resulting from the repayment in the second half of 2025 of the three-year Term Loan Agreement entered into on May 16, 2025 and the redemption of the $500.0 million of senior notes which matured on January 15, 2026.

Other gains and losses, net

Other gains and losses, net was a gain of $105.8 million for the three months ended June 30, 2026 as compared to a net gain of $59.7 million for the three months ended June 30, 2025. The net gain for the three months ended June 30, 2026 was primarily driven by gains from market value changes in deferred compensation and other investments.

Other gains and losses, net was a gain of $105.4 million for the six months ended June 30, 2026 as compared to a net gain of $35.4 million for the six months ended June 30, 2025. The net gain for the six months ended June 30, 2026 was primarily driven by gains from market value changes in deferred compensation and other investments.

Other income/(expense) of CIP, net

For the three months ended June 30, 2026, Other income/(expense) of CIP, net was an expense of $36.0 million (three months ended June 30, 2025: an expense of $14.3 million). Interest and dividend income of CIP was $127.2 million (three months ended June 30, 2025: $124.2 million). Interest expense of CIP was $92.5 million (three months ended June 30, 2025: $104.9 million). Unrealized gains/(losses) of CIP were a net loss of $70.7 million (three months ended June 30, 2025: net loss of $33.6 million).

For the six months ended June 30, 2026, Other income/(expense) of CIP, net was an expense of $87.5 million (six months ended June 30, 2025: net income of $59.8 million). Interest and dividend income of CIP was $274.6 million (six months ended June 30, 2025: $253.6 million). Interest expense of CIP was $196.8 million (six months ended June 30, 2025: $204.6 million). Unrealized gains/(losses) of CIP were a net loss of $165.3 million (six months ended June 30, 2025: net gain of $10.8 million).

Net impact of CIP and related noncontrolling interests in consolidated entities

The adjustment to Net income for the Net income/(loss) attributable to noncontrolling interests in consolidated entities removes the income/(expense) of CIP which is attributable to third-party investors. Therefore, the consolidation of investment products did not have an impact on Net income attributable to Invesco for the six months ended June 30, 2026 and 2025. Also, the net income or loss of CIP is taxed at the investor level, not at the product level; therefore, CIP does not impact the Income tax provision.

Income Tax Expense

The company’s subsidiaries operate in numerous taxing jurisdictions around the world, each with its own statutory tax rate. As a result, the blended statutory tax rate will vary from year to year depending on the mix of the profits and losses from each jurisdiction.

Our effective tax rate was 25.6% for the three months ended June 30, 2026 (three months ended June 30, 2025: 28.1%). The decrease in the effective tax rate was primarily due to the favorable discrete tax benefit related to the gain recognized on the sale of the management agreements associated with Invesco's Canadian fund business and a reduction in the expense for unrecognized tax benefits in the second quarter of 2026 related to the favorable resolution of certain tax matters, including a tax matter resolved during the second quarter of 2026.

Our effective tax rate was 26.2% for the six months ended June 30, 2026 (six months ended June 30, 2025: 25.0%). The increase in the effective tax rate for the six months ended June 30, 2026 was primarily due to the unfavorable impact on the effective tax rate of the increase in Net loss attributable to non-controlling interests in consolidated entities, which was partially offset by the reduction in the expense for unrecognized tax benefits due to the favorable resolution of certain tax matters, the excess tax benefits related to the vesting of common share-based awards, and the favorable tax treatment of the gain recognized on the sale of the management agreements related to Invesco's Canadian fund business.

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

Reconciliation of Operating revenues to Net revenues:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Operating revenues, U.S. GAAP basis	$1,825.6	$1,515.5	$3,570.1	$3,044.7
Revenue adjustments: (1)
Investment management fees	(385.2)	(211.8)	(741.5)	(420.8)
Service and distribution fees	(207.2)	(252.7)	(413.5)	(512.3)
Other	(34.7)	(36.2)	(73.5)	(76.6)
Total revenue adjustments	(627.1)	(500.7)	(1,228.5)	(1,009.7)
Invesco Great Wall (2)	121.8	79.2	232.6	157.4
CIP (3)	8.8	10.6	19.2	20.9
Net revenues	$1,329.1	$1,104.6	$2,593.4	$2,213.3

Reconciliation of Operating income to Adjusted operating income:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Operating income, U.S. GAAP basis	$364.2	$214.2	$697.4	$491.5
Invesco Great Wall (2)	76.7	49.9	144.9	90.2
CIP (3)	13.0	15.9	30.6	37.4
Amortization of intangible assets (4)	8.1	9.7	16.2	19.8
Compensation expense related to market valuation changes of deferred compensation liabilities (5)	48.4	29.8	57.3	30.1
Severance (6)	—	16.9	—	16.9
Software impairment (7)	—	8.0	—	8.0
Canadian sale and restructuring (8)	(11.7)	—	(11.7)	—
Adjusted operating income	$498.7	$344.4	$934.7	$693.9

Operating margin (9)	19.9%	14.1%	19.5%	16.1%
Adjusted operating margin (10)	37.5%	31.2%	36.0%	31.4%

Reconciliation of Net income attributable to Invesco to Adjusted net income attributable to Invesco Ltd.:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per common share data)	2026	2025	2026	2025
Net income/(loss) attributable to Invesco Ltd., U.S. GAAP basis	$345.3	$(12.5)	$575.7	$158.6
Adjustments (excluding tax):
Amortization of intangible assets (4)	8.1	9.7	$16.2	$19.8
Deferred compensation net market valuation changes (5)	(26.8)	(19.0)	(2.5)	1.1
Severance (6)	—	16.9	—	16.9
Software impairment (7)	—	8.0	—	8.0
Canadian sale and restructuring (8)	(11.7)	—	(11.7)	—
Total adjustments excluding tax	(30.4)	15.6	2.0	45.8
Tax adjustment for amortization of intangible assets and goodwill (11)	4.0	4.0	7.8	8.1
Other tax effects of adjustments above	3.4	(1.2)	(2.4)	(6.1)
Cost of preferred stock repurchase (12)	—	159.3	—	159.3
Adjusted net income attributable to Invesco Ltd.	$322.3	$165.2	$583.1	$365.7

Average common shares outstanding - diluted	454.4	455.2	454.0	454.6
Diluted EPS	$0.76	$(0.03)	$1.27	$0.35
Adjusted diluted EPS (13)	$0.71	$0.36	$1.28	$0.80
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

(4)    Amortization of intangible assets: The company removes amortization expense related to acquired assets in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income, and Adjusted diluted EPS, as this will aid comparability of our results period to period and with peer companies that may not have similar acquisition-related charges.

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

(6)    Severance: In the second quarter of 2025, the company removed the severance expense related to the reorganization of its fundamental equities investment teams. The company removed this expense in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income, and Adjusted diluted EPS, as this will aid comparability of our results period to period and with peer companies that may not have similar reorganization related charges.

(7)    Software impairment: In the second quarter of 2025, the company removed the non-cash software impairment related to a strategic change in our fixed income investment platform. The company removed the expense in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income, and Adjusted diluted EPS as this will aid comparability of our results period to period.

(8)    Canadian sale and restructuring: In the second quarter of 2026, the company removed the net benefit arising from the sale of the management agreements associated with Invesco's Canadian fund business to CI Global Asset Management on June 1, 2026 and the restructuring of the company’s Canadian operations. The company removed this benefit in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income, and Adjusted diluted EPS, as this will aid comparability of our results period to period and with peer companies that may not have similar activities.

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

(12)    Cost of preferred stock repurchase: In the second quarter of 2025, the company repurchased $1.0 billion of the company’s outstanding Series A Preferred Stock held by MassMutual. The company removed the cost associated with the repurchase from the calculation of Adjusted net income (and by calculation, Adjusted diluted EPS) as this will aid comparability of our results period to period and with peer companies that may not have similar repurchase related charges.

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

Balance Sheet Discussion (1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP for the reasons outlined in footnote 1 to the table:

	June 30, 2026			December 31, 2025
Balance sheet information (in millions)	U.S. GAAP	Impact of CIP	As Adjusted	U.S. GAAP	Impact of CIP	As Adjusted
ASSETS
Cash and cash equivalents	$915.4	$—	$915.4	$1,037.5	$—	$1,037.5
Investments	1,454.6	559.5	2,014.1	1,381.1	397.1	1,778.2
Goodwill and intangible assets, net	12,306.0	—	12,306.0	12,404.4	—	12,404.4
Other assets (2)	2,223.0	8.6	2,231.6	2,121.2	11.2	2,132.4
Investments and other assets of CIP (3)	10,574.1	(10,574.1)	—	10,149.8	(10,149.8)	—
Total assets	$27,473.1	$(10,006.0)	$17,467.1	$27,094.0	$(9,741.5)	$17,352.5
LIABILITIES
Debt	$1,624.0	$—	$1,624.0	$1,825.1	$—	$1,825.1
Other liabilities (4)	3,371.2	—	3,371.2	3,296.4	—	3,296.4
Debt and other liabilities of CIP	9,007.7	(9,007.7)	—	8,967.6	(8,967.6)	—
Total liabilities	14,002.9	(9,007.7)	4,995.2	14,089.1	(8,967.6)	5,121.5
EQUITY
Total equity attributable to Invesco Ltd.	12,471.9	—	12,471.9	12,231.0	—	12,231.0
Noncontrolling interests (5)	998.3	(998.3)	—	773.9	(773.9)	—
Total equity	13,470.2	(998.3)	12,471.9	13,004.9	(773.9)	12,231.0
Total liabilities and equity	$27,473.1	$(10,006.0)	$17,467.1	$27,094.0	$(9,741.5)	$17,352.5
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

Cash and cash equivalents

Cash and cash equivalents decreased by $122.1 million from $1,037.5 million at December 31, 2025 to $915.4 million at June 30, 2026. See “Cash Flows Discussion” below within this Management’s Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Investments

Investments are comprised primarily of the equity method investment in IGW, seed capital and co-investments in affiliated funds, and investments related to the company’s deferred compensation plans.

As of June 30, 2026 and December 31, 2025, the company had $1,272.9 million and $1,166.3 million in seed capital and co-investments, respectively, including direct investments in CIP. The following table reconciles the Investment balance to the total seed capital and co-investment balance.

(in millions)	June 30, 2026	December 31, 2025
Investments	$1,454.6	$1,381.1
Net investment in CIP	559.5	397.1
Less: Investments related to deferred compensation plans, joint ventures, and other investments	(741.2)	(611.9)
Total seed capital and co-investments (1)	$1,272.9	$1,166.3
___________
(1)    Included in the total seed capital and co-investments balance as of June 30, 2026 is $548.3 million of seed capital and $724.6 million of co-investments (December 31, 2025: $477.8 million of seed capital and $688.5 million of co-investments).

Goodwill and intangible assets, net

Goodwill and intangible assets, net decreased from $12,404.4 million at December 31, 2025 to $12,306.0 million at June 30, 2026. The decrease includes foreign exchange impacts of $82.2 million and amortization of $16.2 million. If our revenue and operating income are adversely impacted by unfavorable market conditions or if there is a significant decline in our stock price for an extended period of time, an impairment of goodwill and intangible assets may occur in future periods. Refer to “Critical Accounting Policies and Estimates” in Form 10-K for the year ended December 31, 2025 for additional information.

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

Sources of Liquidity by Type

(in millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$915.4	$1,037.5
Available Revolving Credit Agreement (1)	1,764.0	2,062.3
Total sources of liquidity by type	$2,679.4	$3,099.8
____________
(1) As of June 30, 2026, the balance on the Revolving Credit Agreement was $736.0 million.

Capital Management

Our capital management priorities have evolved with the growth and success of our business and include, in no particular order of priority: reinvestment in the business, maintaining a strong balance sheet and returning capital to shareholders longer term through a combination of share repurchases and modestly increasing dividends. During the six months ended June 30, 2026, the company repurchased 3.4 million common shares for $90.0 million in the open market.

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

We are in compliance with all minimum regulatory net capital requirements. As of June 30, 2026, the company’s minimum regulatory capital requirement was $306.5 million (December 31, 2025: $309.9 million).

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

The consolidation of $10,574.1 million of Investments and other assets of CIP and $9,007.7 million of Debt and other liabilities of CIP as of June 30, 2026 did not impact the company’s liquidity and capital resources. See Item 1, Financial Statements - Note 11, “Consolidated Investment Products,” for additional details.

Cash Flows Discussion

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flow information excluding the impact of the cash flows of CIP for the reasons outlined in footnote 1 to the table:

Cash flows information (1)	Six months ended June 30, 2026			Six months ended June 30, 2025
(in millions)	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash and cash equivalents, beginning of the period	$1,979.8	$(942.3)	$1,037.5	$1,496.0	$(509.5)	$986.5
Cash flows from operating activities	946.8	(374.3)	572.5	463.3	(96.8)	366.5
Cash flows from investing activities	(1,438.7)	1,348.9	(89.8)	(367.4)	407.1	39.7
Cash flows from financing activities	150.7	(739.3)	(588.6)	(195.5)	(333.9)	(529.4)
Increase/(decrease) in cash and cash equivalents	(341.2)	235.3	(105.9)	(99.6)	(23.6)	(123.2)
Foreign exchange movement on cash and cash equivalents	(28.3)	12.1	(16.2)	95.5	(36.1)	59.4
Cash and cash equivalents, end of the period	$1,610.3	$(694.9)	$915.4	$1,491.9	$(569.2)	$922.7

Cash and cash equivalents	$915.4	$—	$915.4	$922.7	$—	$922.7
Cash and cash equivalents of CIP	694.9	(694.9)	—	569.2	(569.2)	—
Total cash and cash equivalents per condensed consolidated statement of cash flows	$1,610.3	$(694.9)	$915.4	$1,491.9	$(569.2)	$922.7
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

Cash inflows for the six months ended June 30, 2026, excluding the impact of the consolidation of CIP, were primarily driven by operating income and changes in receivables, other assets, payables, and accrued liabilities due to the timing of receipts and payments.

Investing Activities

Investing cash outflows for the six months ended June 30, 2026, excluding the impact of the consolidation of CIP, included the purchase of investments of $124.0 million (six months ended June 30, 2025: $46.8 million purchases) and capital expenditures of $44.7 million (six months ended June 30, 2025: $40.9 million). Our capital expenditures related principally to investments in technology and facilities projects. These cash outflows were partially offset by proceeds of $62.3 million from the sale of the management agreements associated with Invesco's Canadian fund business to CI GAM on June 1, 2026 and $16.6 million of capital distributions from equity method investments (six months ended June 30, 2025: $127.3 million).

Financing Activities

Financing cash outflows during the six months ended June 30, 2026, excluding the impact of the consolidation of CIP, included $192.1 million of common dividend payments for the dividends declared in January and April 2026 (six months ended June 30, 2025: common dividends paid of $187.7 million), $75.2 million of preferred dividend payments for dividends declared in January and April (six months ended June 30, 2025: $115.8 million), and the payment of $30.1 million to meet employees’ withholding tax obligations on common share vestings (six months ended June 30, 2025: $18.6 million). Financing cash outflows for the six months ended June 30, 2026 also included purchases of common shares through the open market of $89.5 million (six months ended June 30, 2025: $50.0 million) and the redemption of $500.0 million of senior notes which matured on January 15, 2026. The company had net borrowings on the Revolving Credit Agreement of $298.3 million for the six months ended June 30, 2026 (six months ended June 30, 2025: none).

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

On July 28, 2026, the company declared a second quarter 2026 cash dividend of $0.215 per common share to the holders of common shares. The dividend is payable on September 2, 2026, to common shareholders of record at the close of business on August 14, 2026, with an ex-dividend date of August 14, 2026.

On July 28, 2026, the company declared a preferred dividend of $14.75 per preferred share, representing the period from June 1, 2026 through August 31, 2026. The preferred dividend is payable on September 1, 2026.

The declaration, payment and amount of any future dividends will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The company manages dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts.

Common Share Repurchase Plan

During the three months ended June 30, 2026, the company repurchased 1.9 million common shares for $50.0 million in the open market (three months ended June 30, 2025: 1.7 million common shares for $25.0 million); during the six months ended June 30, 2026, the company repurchased 3.4 million common shares for $90.0 million in the open market (six months ended June 30, 2025: 3.2 million common shares for $50.0 million). At June 30, 2026, $1,142.2 million remains available under the share repurchase authorizations approved by the Board on July 22, 2016 and February 18, 2026.

Debt

The carrying value of our debt at June 30, 2026 was $1,624.0 million (December 31, 2025: $1,825.1 million). See Item 1, Financial Statements - Note 4, "Debt," for additional disclosures.

For the six months ended June 30, 2026, the company’s weighted average cost of debt was 4.97% (six months ended June 30, 2025: 4.71%).

Financial covenants under the Revolving Credit Agreement and Term Loan Agreements (collectively, Credit Agreements) include: (i) the quarterly maintenance of an Adjusted debt/Earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses (Covenant Adjusted EBITDA) leverage ratio, as defined in the Credit Agreements, of not greater than 3.25:1.00, and (ii) an interest coverage ratio (Covenant Adjusted EBITDA, as defined in the Credit Agreements, divided by interest expense for the four consecutive fiscal quarters ended on or immediately prior to the date of determination) of not less than 4.00:1.00. As of June 30, 2026, we were in compliance with our financial covenants. At June 30, 2026, our leverage ratio was 0.54:1.00 (December 31, 2025: 0.73:1.00), and our interest coverage ratio was 19.66:1.00 (December 31, 2025: 20.34:1.00).

The June 30, 2026 coverage ratio calculations are as follows:

(in millions)	Total	Q2 2026	Q1 2026	Q4 2025	Q3 2025
Net income/(loss) attributable to Invesco Ltd.	$(309.2)	$345.3	$230.4	$(1,186.2)	$301.3
Dividends on preferred shares	164.0	37.0	38.2	44.4	44.4
Interest expense	96.6	23.6	24.3	23.0	25.7
Tax expense/(benefit)	(161.6)	116.5	81.1	(349.5)	(9.7)
Amortization/depreciation/impairment (1)	1,959.0	38.4	39.5	1,837.2	43.9
Common share-based compensation expense	106.4	31.3	34.0	20.2	20.9
Canadian sale and restructuring (2)	(11.7)	(11.7)	—	—	—
Cost of preferred stock repurchase (2)	80.7	—	—	80.7	—
Unrealized (gains)/losses from investments, net (3)	(24.8)	(48.5)	8.3	16.5	(1.1)
Covenant Adjusted EBITDA (4)	$1,899.4	$531.9	$455.8	$486.3	$425.4
Adjusted debt (4)	$1,027.1
Leverage ratio as of June 30, 2026 (Adjusted debt/Covenant Adjusted EBITDA - maximum 3.25:1.00)	0.54
Interest coverage ratio as of June 30, 2026 (Covenant Adjusted EBITDA/Interest expense - minimum 4.00:1.00)	19.66
___________
(1)    Includes the $1,794.9 million non-cash impairment of our indefinite-lived intangible assets in the fourth quarter of 2025.
(2)    Unusual or otherwise non-recurring gains and losses, as defined in our Credit Agreements, are adjusted for in the determination of Covenant Adjusted EBITDA. The net benefit arising from the sale of the management agreements associated with Invesco's Canadian fund business to CI GAM and the restructuring of the company’s Canadian operation in the second quarter of 2026 and the costs associated with the repurchase of the company’s outstanding Series A Preferred Stock in 2025 were non-recurring expenses and have been removed from Covenant Adjusted EBITDA.
(3)    Adjustments for unrealized gains and losses from investments, as defined in our Credit Agreements, may also include non-cash gains and losses on investments to the extent that they do not represent anticipated future cash receipts or expenditures.
(4)    Covenant Adjusted EBITDA and Adjusted debt are non-GAAP financial measures that are used by management in connection with certain debt covenant calculations under our Credit Agreements. The calculation of Covenant Adjusted EBITDA above (a reconciliation from Net income attributable to Invesco Ltd.) is defined by our Credit Agreements, and therefore Net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to Covenant Adjusted EBITDA. The calculation of Adjusted debt is defined in our Credit Agreements and equals debt of $1,624.0 million plus $3.1 million in letters of credit less $600.0 million of excess unrestricted cash (cash and cash equivalents less the minimum regulatory capital requirement, not to exceed $600.0 million).

Credit and Liquidity Risk

The company manages its capital by reviewing annual and projected cash flow forecasts and by monitoring credit, liquidity and market risks, such as interest rate and foreign currency risks (as discussed in Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk).

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. The company is primarily exposed to credit risk through its cash and cash equivalent deposits, which are held by external firms. The company invests its cash balances in its own institutional money market products, as well as with external high credit-quality financial institutions. These arrangements create exposure to concentrations of credit risk. As of June 30, 2026, our maximum exposure to credit risk related to our Cash and cash equivalent balances is $915.4 million, of which $361.3 million is invested in affiliated money market funds. See Item 1, Financial Statements - Note 2, "Fair Value of Assets and Liabilities," for information regarding Cash and cash equivalents invested in affiliated money market funds.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as the same become due. The company is exposed to liquidity risk through its $1,624.0 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed Revolving Credit Agreement, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.

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

Recent Accounting Standards

See Item 1, Financial Statements - Note 1, "Accounting Policies - Accounting Pronouncements Recently Adopted.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk and foreign exchange rate risk. There have not been any material changes to the company’s exposures to market risks during the period ended June 30, 2026 that would require an update to the disclosures provided in the most recent Form 10-K.

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

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its Debt and Cash and cash equivalent investments. See Item 1, Financial Statements - Note 4, “Debt,” for details of the company’s debt arrangements. As of June 30, 2026, the interest rates on 24.1% of the company’s borrowings were fixed for a weighted average period of 17.43 years, and the company had a $736.0 million balance on its Revolving Credit Agreement.

Foreign Exchange Rate Risk

The net assets and financial results of the company’s foreign operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco.

The company is also exposed to foreign currency translation risk on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation gains were $4.0 million during the six months ended June 30, 2026 (six months ended June 30, 2025: $10.3 million of revaluation losses) and are included in General and administrative expenses and Other gains/(losses), net on the Condensed Consolidated Statements of Income.

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

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2026. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated any change in our internal control over financial reporting that occurred during the six months ended June 30, 2026 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended June 30, 2026:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (millions)
April 1-30, 2026	659,941	$24.54	657,375	$1,176.1
May 1-31, 2026	600,042	$27.17	593,573	$1,160.0
June 1-30, 2026	653,863	$27.69	640,817	$1,142.2
Total	1,913,846		1,891,765
__________
(1)    An aggregate of 22,081 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.
(2)    At June 30, 2026, 1,142.2 million remains available under the share repurchase authorizations approved by the Board on July 22, 2016 and February 18, 2026.

Item 5. Other Information

None.

Item 6. Exhibits
Exhibit Index

3.1
Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to Exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2	Fourth Amended and Restated Bye-Laws of Invesco Ltd., as amended May 21, 2026
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
101
The following financial statements from the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
August 4, 2026	/s/ ANDREW R. SCHLOSSBERG
Andrew R. Schlossberg
President and Chief Executive Officer

August 4, 2026	/s/ L. ALLISON DUKES
L. Allison Dukes
Senior Managing Director and Chief Financial Officer