Form 10-Q
period 2026-09-30
Invesco Ltd.
filed 2026-11-03
CIK 914208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of September 30, 2026, the most recent practicable date, the number of Common Shares outstanding was 439,528,938.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, where you can find related additional information. The following table of contents tells you where to find these captions.

GLOSSARY OF DEFINED TERMS

APAC	—	Asia-Pacific
ASC	—	Accounting Standards Codification
AUM	—	Assets under management
Board	—	Board of Directors
bps	—	Basis points
CI Global Asset Management	—	CI GAM
CIP	—	Consolidated investment products
CLOs	—	Collateralized loan obligations
Covenant Adjusted EBITDA	—	A financial measure set forth in covenants in our Credit Agreements (defined below), which is defined to be earnings before income tax, depreciation, amortization, interest expense, common share-based compensation expense, unrealized (gains)/losses from investments, net, and unusual or otherwise non-recurring gains and losses
Credit Agreements	—	Revolving Credit Agreement (defined below) and Term Loan Agreement (defined below), collectively, Credit Agreements
EMEA	—	Europe, Middle East and Africa
EPS	—	Earnings per share
ETFs	—	Exchange-traded funds
Exchange Act	—	U.S. Securities Exchange Act of 1934
Form 10-K	—	the company’s annual report on Form 10-K
IGW or Invesco Great Wall	—	Invesco Great Wall Fund Management Company Limited
MassMutual	—	Massachusetts Mutual Life Insurance Company
NAV	—	Net asset value
QQQ	—	Invesco QQQ Trust
Report	—	Invesco’s September 2026 Form 10-Q
Revolving Credit Agreement	—	Seventh amended and restated credit agreement, dated as of May 16, 2025, among Invesco Finance PLC and Bank of America included as Exhibit 10.3 on Form 10-Q for the period ended June 30, 2025
S&P	—	Standard & Poor's
SEC	—	U.S. Securities and Exchange Commission
Term Loan Agreement	—
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

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Invesco Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$965.5	$1,037.5
Accounts receivable	787.6	884.7
Investments	1,366.1	1,381.1
Other assets	1,157.1	857.6
Property, equipment and software, net	378.5	378.9
Intangible assets, net	3,897.7	3,927.3
Goodwill	8,397.6	8,477.1
Investments and other assets of consolidated investment products (CIP) (1)	10,695.4	10,149.8
Total assets	$27,645.5	$27,094.0
LIABILITIES
Accrued compensation and benefits	$994.5	$1,091.2
Accounts payable and accrued expenses	1,684.7	1,303.7
Debt	1,281.3	1,825.1
Deferred tax liabilities, net	953.5	901.5
Debt and other liabilities of CIP (1)	9,103.0	8,967.6
Total liabilities	14,017.0	14,089.1
Commitments and contingencies (See Note 10)
TEMPORARY EQUITY
Redeemable noncontrolling interests in consolidated entities	297.0	75.4
PERMANENT EQUITY
Equity attributable to Invesco Ltd.:
Preferred shares ($0.20 par value; $1,000 liquidation preference; 4.0 million authorized and issued; 2.5 million outstanding as of September 30, 2026 (December 31, 2025: 2.5 million outstanding)	2,510.5	2,510.5
Common shares ($0.20 par value; 1,050.0 million authorized; 566.1 million shares issued as of September 30, 2026 and December 31, 2025)	113.2	113.2
Additional paid-in-capital	7,200.2	7,269.1
Treasury shares	(2,854.3)	(2,825.7)
Retained earnings	6,466.5	5,886.8
Accumulated other comprehensive loss, net of tax	(806.2)	(722.9)
Total equity attributable to Invesco Ltd.	12,629.9	12,231.0
Equity attributable to nonredeemable noncontrolling interests in consolidated entities	701.6	698.5
Total permanent equity	13,331.5	12,929.5
Total liabilities, temporary and permanent equity	$27,645.5	$27,094.0

(1)    See Note 11, "Consolidated Investment Products," for balances related to consolidated VIEs.

See accompanying notes to condensed consolidated financial statements.

Invesco Ltd.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per common share data)	2026	2025	2026	2025
Operating revenues:
Investment management fees	$1,512.2	$1,184.7	$4,356.2	$3,385.9
Service and distribution fees	313.2	400.7	924.9	1,135.4
Performance fees	2.0	6.5	17.0	12.6
Other	45.8	48.5	145.2	151.2
Total operating revenues	1,873.2	1,640.4	5,443.3	4,685.1
Operating expenses:
Third-party distribution, service and advisory	643.7	558.3	1,872.2	1,568.0
Employee compensation	493.8	521.6	1,553.2	1,496.6
Marketing	35.9	20.1	110.0	60.2
Property, office and technology	105.9	109.2	319.8	341.3
General and administrative	149.4	151.3	430.0	427.8
Amortization of intangible assets	8.0	9.0	24.2	28.8
Total operating expenses	1,436.7	1,369.5	4,309.4	3,922.7
Operating income	436.5	270.9	1,133.9	762.4
Other income/(expense):
Equity in earnings of unconsolidated affiliates	42.6	34.8	111.7	79.4
Interest and dividend income	9.8	10.5	28.9	32.3
Interest expense	(20.3)	(25.7)	(68.2)	(59.5)
Other gains/(losses), net	(34.2)	(0.8)	71.2	34.6
Other income/(expense) of CIP, net	29.5	57.0	(58.0)	116.8
Income before income taxes	463.9	346.7	1,219.5	966.0
Income tax benefit/(provision)	(108.3)	9.7	(305.9)	(144.9)
Net income	355.6	356.4	913.6	821.1
Net (income)/loss attributable to noncontrolling interests in consolidated entities	(24.1)	(10.7)	68.8	(41.7)
Dividends declared on preferred shares	(37.0)	(44.4)	(112.2)	(160.2)
Cost of preferred share repurchase	—	—	—	(159.3)
Net income attributable to Invesco Ltd.	$294.5	$301.3	$870.2	$459.9

Earnings per common share:
- basic	$0.66	$0.67	$1.93	$1.02
- diluted	$0.65	$0.66	$1.92	$1.01

See accompanying notes to condensed consolidated financial statements.

Invesco Ltd.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Net income	$355.6	$356.4	$913.6	$821.1
Other comprehensive income/(loss), net of tax:
Currency translation differences on investments in foreign subsidiaries	4.2	(72.4)	(87.4)	297.5
Other comprehensive income, net of tax	1.1	0.9	4.1	2.9
Other comprehensive income/(loss)	5.3	(71.5)	(83.3)	300.4
Total comprehensive income	360.9	284.9	830.3	1,121.5
Comprehensive loss/(income) attributable to noncontrolling interests in consolidated entities	(24.1)	(10.7)	68.8	(41.7)
Dividends declared on preferred shares	(37.0)	(44.4)	(112.2)	(160.2)
Cost of preferred share repurchase	—	—	—	(159.3)
Comprehensive income attributable to Invesco Ltd.	$299.8	$229.8	$786.9	$760.3

See accompanying notes to condensed consolidated financial statements.

Invesco Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(in millions)	2026	2025
Operating activities:
Net income	$913.6	$821.1
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	97.0	119.9
Impairment of leased assets	3.6	—
Common share-based compensation expense	91.9	59.8
Other (gains)/losses, net	(66.1)	(31.6)
Other (gains)/losses of CIP, net	185.8	(27.7)
Equity in earnings of unconsolidated affiliates	(111.7)	(79.4)
Distributions from equity method investees	78.4	40.7
Changes in operating assets and liabilities:
(Purchase)/sale of investments by CIP, net	(99.8)	57.0
(Purchase)/sale of investments, net	172.6	81.5
(Increase)/decrease in receivables and other assets	(126.1)	(123.2)
Increase/(decrease) in payables and other liabilities	282.6	151.4
Net cash provided by operating activities	1,421.8	1,069.5
Investing activities:
Purchase of property, equipment and software	(76.9)	(60.7)
Purchase of investments by CIP	(4,307.7)	(3,059.9)
Sale of investments by CIP	3,204.0	2,470.3
Purchase of investments	(73.3)	(30.0)
Sale of investments	20.4	0.1
Capital distribution from equity method investees	17.9	59.7
Proceeds from sale of management agreements	62.3	—
Net cash inflows/(outflows) upon consolidation/deconsolidation of CIP	7.4	(1.7)
Net cash used in investing activities	(1,145.9)	(622.2)
Financing activities:
Purchases of treasury shares	(194.6)	(97.8)
Repurchase of preferred shares	—	(1,150.0)
Dividends paid - preferred	(112.2)	(160.2)
Dividends paid - common	(290.5)	(282.7)
Third-party capital invested into CIP	449.9	176.9
Third-party capital distributed by CIP	(91.8)	(157.2)
Borrowings of debt of CIP	3,239.8	2,970.7
Repayments of debt of CIP	(2,940.3)	(2,538.0)
Borrowings of Revolving Credit Agreement	3,281.5	2,072.7
Repayments of Revolving Credit Agreement	(3,326.2)	(2,072.7)
Net proceeds from Term Loan Agreements	—	992.7
Repayment of debts	(500.0)	(260.0)
Net cash used in financing activities	(484.4)	(505.6)
Increase/(decrease) in cash and cash equivalents	(208.5)	(58.3)
Foreign exchange movement on cash and cash equivalents	(15.8)	49.7
Foreign exchange movement on cash and cash equivalents of CIP	(17.2)	36.4
Cash and cash equivalents, beginning of period	1,979.8	1,496.0
Cash and cash equivalents, end of period	$1,738.3	$1,523.8
Cash and cash equivalents	$965.5	$973.1
Cash and cash equivalents of CIP	772.8	550.7
Total cash and cash equivalents per condensed consolidated statement of cash flows	$1,738.3	$1,523.8

See accompanying notes to condensed consolidated financial statements.

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three months ended September 30, 2026
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
July 1, 2026	$2,510.5	$113.2	$7,201.9	$(2,812.6)	$6,270.4	$(811.5)	$12,471.9	$635.0	$13,106.9	$363.3
Net income	—	—	—	—	331.5	—	331.5	15.2	346.7	8.9
Other comprehensive income	—	—	—	—	—	5.3	5.3	—	5.3	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	51.4	51.4	(75.2)
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(37.0)	—	(37.0)	—	(37.0)	—
Dividends declared - common ($0.215 per share)	—	—	—	—	(98.4)	—	(98.4)	—	(98.4)	—
Employee common share plans:
Common share-based compensation	—	—	26.6	—	—	—	26.6	—	26.6	—
Vested common shares	—	—	(27.8)	27.8	—	—	—	—	—	—
Other common share awards	—	—	(0.5)	5.8	—	—	5.3	—	5.3	—
Purchase of common shares	—	—	—	(75.3)	—	—	(75.3)	—	(75.3)	—
September 30, 2026	$2,510.5	$113.2	$7,200.2	$(2,854.3)	$6,466.5	$(806.2)	$12,629.9	$701.6	$13,331.5	$297.0

Three months ended September 30, 2025
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
July 1, 2025	$3,010.5	$113.2	$7,250.1	$(2,797.8)	$6,961.3	$(664.2)	$13,873.1	$554.2	$14,427.3	$531.6
Net income	—	—	—	—	345.7	—	345.7	8.7	354.4	2.0
Other comprehensive loss	—	—	—	—	—	(71.5)	(71.5)	—	(71.5)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	73.3	73.3	(383.1)
Dividends declared - preferred ($14.75 per share)	—	—	—	—	(44.4)	—	(44.4)	—	(44.4)	—
Dividends declared - common ($0.21 per share)	—	—	—	—	(95.0)	—	(95.0)	—	(95.0)	—
Employee common share plans:
Common share-based compensation	—	—	20.9	—	—	—	20.9	—	20.9	—
Vested common shares	—	—	(11.6)	11.6	—	—	—	—	—	—
Other common share awards	—	—	(5.5)	11.4	—	—	5.9	—	5.9	—
Purchase of common shares	—	—	—	(29.1)	—	—	(29.1)	—	(29.1)	—
September 30, 2025	$3,010.5	$113.2	$7,253.9	$(2,803.9)	$7,167.6	$(735.7)	$14,005.6	$636.2	$14,641.8	$150.5

Invesco Ltd.
Condensed Consolidated Statements of Changes in Equity (continued)
(Unaudited)

Nine months ended September 30, 2026
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
January 1, 2026	$2,510.5	$113.2	$7,269.1	$(2,825.7)	$5,886.8	$(722.9)	$12,231.0	$698.5	$12,929.5	$75.4
Net income/(loss)	—	—	—	—	982.4	—	982.4	(75.0)	907.4	6.2
Other comprehensive loss	—	—	—	—	—	(83.3)	(83.3)	—	(83.3)	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	78.1	78.1	215.4
Dividends declared - preferred ($44.25 per share)	—	—	—	—	(112.2)	—	(112.2)	—	(112.2)	—
Dividends declared - common ($0.64 per share)	—	—	—	—	(290.5)	—	(290.5)	—	(290.5)	—
Employee common share plans:
Common share-based compensation	—	—	91.9	—	—	—	91.9	—	91.9	—
Vested common shares	—	—	(156.4)	156.4	—	—	—	—	—	—
Other common share awards	—	—	(4.4)	10.4	—	—	6.0	—	6.0	—
Purchase of common shares	—	—	—	(195.4)	—	—	(195.4)	—	(195.4)	—
September 30, 2026	$2,510.5	$113.2	$7,200.2	$(2,854.3)	$6,466.5	$(806.2)	$12,629.9	$701.6	$13,331.5	$297.0

Nine months ended September 30, 2025
	Equity Attributable to Invesco Ltd.
(in millions, except per share data)	Preferred Shares	Common Shares	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity Attributable to Invesco Ltd.	Nonredeemable Noncontrolling Interests in Consolidated Entities	Total Permanent Equity	Redeemable Noncontrolling Interests in Consolidated Entities/ Temporary Equity
January 1, 2025	$4,010.5	$113.2	$7,334.6	$(2,852.7)	$6,990.4	$(1,036.1)	$14,559.9	$564.2	$15,124.1	$544.7
Net income	—	—	—	—	779.4	—	779.4	24.5	803.9	17.2
Other comprehensive income	—	—	—	—	—	300.4	300.4	—	300.4	—
Change in noncontrolling interests in consolidated entities, net	—	—	—	—	—	—	—	47.5	47.5	(411.4)
Dividends declared - preferred ($44.25 per share)	—	—	—	—	(160.2)	—	(160.2)	—	(160.2)	—
Dividends declared - common ($0.625 per share)	—	—	—	—	(282.7)	—	(282.7)	—	(282.7)	—
Employee common share plans:
Common share-based compensation	—	—	59.8	—	—	—	59.8	—	59.8	—
Vested common shares	—	—	(129.4)	129.4	—	—	—	—	—	—
Other common share awards	—	—	(11.1)	17.5	—	—	6.4	—	6.4	—
Purchase of common shares	—	—	—	(98.1)	—	—	(98.1)	—	(98.1)	—
Repurchase of preferred shares	(1,000.0)	—	—	—	(159.3)	—	(1,159.3)	—	(1,159.3)	—
September 30, 2025	$3,010.5	$113.2	$7,253.9	$(2,803.9)	$7,167.6	$(735.7)	$14,005.6	$636.2	$14,641.8	$150.5
See accompanying notes to condensed consolidated financial statements.

Invesco Ltd.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1.    ACCOUNTING POLICIES

Corporate Information

Invesco Ltd. and its consolidated entities provide retail and institutional clients with an array of investment management capabilities. The company operates globally and its sole business is investment management.

Certain disclosures included in the company’s annual report on Form 10-K for the year ended December 31, 2025 are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q. The company has condensed or omitted these disclosures. Therefore, this Report should be read in conjunction with the company’s annual report.

In the second quarter of 2026, the company executed a strategic restructuring of its Canadian business, including the sale of 98 fund management agreements to CI GAM, a transition services agreement with a term of up to 12 months, and a long-term sub-advisory arrangement. In connection with the transaction, the company received net proceeds of $62.3 million and incurred $50.6 million of restructuring-related costs, resulting in a net restructuring benefit of $11.7 million.

Basis of Accounting and Consolidation

The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and with rules and regulations of the SEC and consolidate the financial statements of the Parent and all of its controlled subsidiaries. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

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

(in millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$965.5	$1,037.5
Equity investments	303.8	414.4
Total return swap related to deferred compensation plans	(20.5)	7.8

The following table presents, by hierarchy levels, the carrying value of the company’s assets and liabilities, including by major security type for equity investments, which are measured at fair value on the company’s Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$404.4	$404.4	$—	$—
Investments: (2)
Equity investments:
Seed capital	132.0	132.0	—	—
Investments related to deferred compensation plans	135.1	135.1	—	—
Other equity securities	36.7	36.7	—	—
Total	$708.2	$708.2	$—	$—
Liabilities:
Total return swap related to deferred compensation plans	$(20.5)	$—	$(20.5)	$—
Total	$(20.5)	$—	$(20.5)	$—

	December 31, 2025
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds (1)	$477.9	$477.9	$—	$—
Investments (2):
Equity investments:
Seed capital	286.2	139.8	146.4	—
Investments related to deferred compensation plans	128.2	128.2	—	—
Total return swap related to deferred compensation plans	7.8	—	7.8	—
Total	$900.1	$745.9	$154.2	$—
___________
(1)    The balance primarily represents cash held in affiliated money market funds.
(2)    Equity method and other investments of $1,049.7 million and $12.6 million, respectively, are excluded from this table (December 31, 2025: $937.1 million and $29.6 million, respectively). These investments are not measured at fair value, in accordance with applicable accounting standards.

Total Return Swap

In addition to holding equity investments, the company has a TRS to hedge economically certain deferred compensation liabilities. The notional value of the TRS at September 30, 2026 was $520.6 million, and the fair value of the TRS was a liability of $20.5 million (December 31, 2025 notional value was $553.0 million and the fair value was an asset of $7.8 million). During the three months ended September 30, 2026, market valuation losses related to the TRS were $20.1 million and during the nine months ended September 30, 2026 market valuation gains related to the TRS were $31.2 million (three and nine months ended September 30, 2025: net gains of $26.2 million and $51.4 million, respectively).

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

(in millions)	September 30, 2026	December 31, 2025
Equity investments:
Seed capital	$132.0	$286.2
Investments related to deferred compensation plans	135.1	128.2
Other equity securities	36.7	—
Equity method investments	1,049.7	937.1
Other	12.6	29.6
Total investments (1)	$1,366.1	$1,381.1
___________
(1)    The majority of the company’s investment balances relate to balances held in affiliated funds and equity method investees.

Equity investments

The unrealized gains and losses for the three and nine months ended September 30, 2026 that relate to equity investments still held at September 30, 2026 were a $10.8 million net loss and a $14.4 million net gain, respectively (three and nine months ended September 30, 2025: $4.6 million net gain and $10.2 million net gain, respectively).

4.    DEBT

The disclosures below include details of the company’s debt. Debt of CIP is detailed in Note 11, "Consolidated Investment Products."

	September 30, 2026		December 31, 2025
(in millions)	Carrying Value (3)	Fair Value	Carrying Value (3)	Fair Value
$2.5 billion Revolving Credit Agreement expiring May 16, 2030	$393.0	$393.0	$437.7	$437.7
Unsecured Senior Notes: (1)
$500 million 3.750% - due January 15, 2026 (2)	—	—	499.9	499.5
$400 million 5.375% - due November 30, 2043	391.8	354.2	391.6	385.8
Term Loan Agreement:
$500 million - due May 16, 2030	496.5	495.3	495.9	497.2
Debt	$1,281.3	$1,242.5	$1,825.1	$1,820.2
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

5.    SHARE CAPITAL

The number of preferred shares issued and outstanding are presented in the table below:

(in millions)	September 30, 2026	December 31, 2025
Preferred shares issued	4.0	4.0
Less: Preferred shares repurchased	(1.5)	(1.5)
Preferred shares outstanding (1)	2.5	2.5
___________
(1)    Substantially all the outstanding preferred shares are held by MassMutual.

The number of common shares and common share equivalents issued are presented in the table below:

(in millions)	September 30, 2026	December 31, 2025
Common shares issued	566.1	566.1
Less: Treasury shares for which dividend and voting rights do not apply	(126.6)	(122.1)
Common shares outstanding	439.5	444.0

6.    OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows:

	Three months ended September 30, 2026			Three months ended September 30, 2025
(in millions)	Foreign Currency Translation	Employee Benefit Plans	Total	Foreign Currency Translation	Employee Benefit Plans	Total
Beginning balance as of July 1	$(684.8)	$(126.7)	$(811.5)	$(534.5)	$(129.7)	$(664.2)
Currency translation differences on investments in foreign subsidiaries	4.2	—	4.2	(72.4)	—	(72.4)
Other comprehensive income, net adjustments	—	1.1	1.1	—	0.9	0.9
Ending balance as of September 30	$(680.6)	$(125.6)	$(806.2)	$(606.9)	$(128.8)	$(735.7)

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
(in millions)	Foreign Currency Translation	Employee Benefit Plans	Total	Foreign Currency Translation	Employee Benefit Plans	Total
Beginning balance as of January 1	$(593.2)	$(129.7)	$(722.9)	$(904.4)	$(131.7)	$(1,036.1)
Currency translation differences on investments in foreign subsidiaries	(87.4)	—	(87.4)	297.5	—	297.5
Other comprehensive income, net adjustments	—	4.1	4.1	—	2.9	2.9
Ending balance as of September 30	$(680.6)	$(125.6)	$(806.2)	$(606.9)	$(128.8)	$(735.7)

7.    REVENUE

The geographic disaggregation of revenue for the three and nine months ended September 30, 2026 and 2025 are presented below. There are no revenues attributed to Bermuda.

	Three months ended September 30,
(in millions)	2026	2025
Americas	$1,417.4	$1,213.4
APAC	80.2	76.8
EMEA	375.6	350.2
Total operating revenues	$1,873.2	$1,640.4

	Nine months ended September 30,
(in millions)	2026	2025
Americas	$4,125.1	$3,525.2
APAC	229.9	220.0
EMEA	1,088.3	939.9
Total operating revenues	$5,443.3	$4,685.1

8.    COMMON SHARE-BASED COMPENSATION

The company recognized total compensation expense of $91.9 million and $59.8 million related to equity-settled common share-based compensation for the nine months ended September 30, 2026 and 2025, respectively.

Movements on employee common share awards during the nine months ended September 30, 2026 and 2025 are detailed below:

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
(in millions of common shares, except fair values)	Time-Vested	Performance-Vested	Weighted Average Grant Date Fair Value	Time-Vested	Performance-Vested
Unvested at the beginning of period	9.9	2.0	$17.12	9.8	1.4
Granted	4.3	0.8	27.12	4.3	1.0
Forfeited/Canceled due to performance measures	(0.3)	—	18.96	(0.4)	(0.3)
Vested and distributed	(4.0)	(0.3)	17.40	(3.6)	(0.1)
Unvested at the end of the period	9.9	2.5	21.08	10.1	2.0

The total fair value of common shares that vested during the nine months ended September 30, 2026 was $116.2 million (nine months ended September 30, 2025: $63.9 million). The weighted average grant date fair value of the U.S. dollar share awards that were granted during the nine months ended September 30, 2026 was $27.12 (nine months ended September 30, 2025: $17.66).

At September 30, 2026, there was $152.7 million of total unrecognized compensation cost related to non-vested common share awards. This cost is expected to be recognized over a weighted average period of 2.4 years.

9.    EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Net income attributable to Invesco Ltd.	$294.5	$301.3	$870.2	$459.9

Invesco Ltd.:
Weighted average common shares outstanding - basic	449.1	452.4	450.5	453.0
Dilutive effect of non-participating common share-based awards	3.4	2.2	3.1	1.9
Weighted average common shares outstanding - diluted	452.5	454.6	453.6	454.9

Earnings per common share:
- basic	$0.66	$0.67	$1.93	$1.02
- diluted	$0.65	$0.66	$1.92	$1.01

See Note 8, "Common Share-Based Compensation," for a summary of common share awards outstanding under the company’s common share-based payment programs. These programs could result in the issuance of common shares that would affect the measurement of basic and diluted EPS.

10.    COMMITMENTS AND CONTINGENCIES

Commitments and contingencies may arise in the ordinary course of business.

The company has capital commitments to co-invest in certain investment products, which may be called in future periods. At September 30, 2026, the company’s undrawn co-invest capital commitments were $441.3 million (December 31, 2025: $683.6 million).

Certain of our managed investment products have entered into borrowing arrangements with financial institutions. The company provided equity commitments and guarantees to the financial institutions for certain of these borrowing arrangements that are temporary in nature. The borrowing arrangements look first to the respective investment products for repayment and servicing. The company’s equity commitment or guarantee would only be called in the event a particular investment product is unable to meet its obligation. The company believes the likelihood of being required to fund its equity commitments or guarantees under these arrangements to be remote. To date, the company has not been required to fund any equity commitments or guarantees under these arrangements. The maximum amount of future payments under the commitments is $49.1 million and under the guarantees is $30.0 million. The fair value of the guarantee liability is not significant to the Condensed Consolidated Financial Statements.

The company and some of its subsidiaries have entered into agreements with financial institutions to guarantee certain obligations of other subsidiaries of the company. The company would be required to perform under these guarantees in the event of certain defaults. The company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Legal Contingencies

The company and its affiliates are from time to time involved in pending or threatened litigation relating to claims arising in the ordinary course of our business and subject to various regulatory inquiries, reviews, investigations and enforcement actions relating to our activities. In management’s opinion, adequate accrual has been made as of September 30, 2026 to provide for any losses that may arise from matters for which the company could reasonably estimate an amount and are deemed probable. Management believes that the ultimate resolution of any litigation or regulatory matters will not materially affect the company’s business, revenue, net income or liquidity.

11.    CONSOLIDATED INVESTMENT PRODUCTS

The assets and liabilities related to CIP are identified on the Consolidated Balance Sheets within Investments and other assets of CIP and Debt and other liabilities of CIP, respectively. The consolidation of CIP had no impact on Net income attributable to the company during the three and nine months ended September 30, 2026.

(in millions)	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents of CIP	$772.8	$942.3
Accounts receivable and other assets of CIP	395.5	266.1
Investments of CIP	9,527.1	8,941.4
Investments and other assets of CIP	$10,695.4	$10,149.8
LIABILITIES
Debt of CIP	$7,919.6	$7,552.7
Other liabilities of CIP	1,183.4	1,414.9
Debt and other liabilities of CIP	9,103.0	8,967.6
EQUITY
Equity attributable to redeemable noncontrolling interests	297.0	75.4
Invesco's net investment in and net receivables due from CIP	593.8	408.3
Equity attributable to nonredeemable noncontrolling interests	701.6	698.5
Total liabilities and equity	$10,695.4	$10,149.8
The following tables present the fair value hierarchy levels of Investments of CIP which are measured at fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a Practical Expedient
Assets:
Bank loans	$8,291.6	$—	$7,952.0	$339.6	$—
Bonds	632.5	5.9	626.6	—	—
Equity securities	136.6	8.6	6.0	122.0	—
Equity and fixed income mutual funds	14.7	6.2	8.5	—	—
Investments in other private equity funds	382.0	—	—	—	382.0
Real estate investments	69.7	—	—	—	69.7
Total assets at fair value	$9,527.1	$20.7	$8,593.1	$461.6	$451.7

	December 31, 2025
(in millions)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV as a Practical Expedient
Assets:
Bank loans	$7,635.2	$—	$7,309.7	$325.5	$—
Bonds	674.2	11.8	640.5	21.9	—
Equity securities	172.1	50.8	1.3	120.0	—
Equity and fixed income mutual funds	17.8	5.4	12.4	—	—
Investments in other private equity funds	438.0	—	—	—	438.0
Real estate investments	4.1	—	—	—	4.1
Total assets at fair value	$8,941.4	$68.0	$7,963.9	$467.4	$442.1

The following table shows a reconciliation of the beginning and ending fair value measurements for level 3 assets using significant unobservable inputs as of September 30, 2026 and 2025:

	Three months ended September 30,
	2026	2025
(in millions)	Level 3 Assets	Level 3 Assets
Beginning balance as of July 1	$428.1	$495.2
CIP purchases	122.0	88.2
CIP sales	(19.8)	(78.7)
Deconsolidation/consolidation of CIP	(56.4)	54.5
Gains and losses included in the Consolidated Statements of Income	(1.5)	(5.4)
Transfers from Level 3	(38.2)	(118.1)
Transfers into Level 3	26.8	74.9
Foreign exchange	0.6	(4.8)
Ending balance as of September 30	$461.6	$505.8

	Nine months ended September 30,
	2026	2025
(in millions)	Level 3 Assets	Level 3 Assets
Beginning balance as of January 1	$467.4	$383.1
CIP purchases	279.9	331.5
CIP sales	(129.4)	(212.1)
Deconsolidation/consolidation of CIP	(56.4)	54.5
Gains and losses included in the Consolidated Statements of Income	(11.2)	(23.3)
Transfers from Level 3	(182.0)	(288.2)
Transfers into Level 3	95.1	258.2
Foreign exchange	(1.8)	2.1
Ending balance as of September 30	$461.6	$505.8

Non-consolidated VIEs

At September 30, 2026, the company's carrying value and risk of loss with respect to VIEs in which the company is not the primary beneficiary included our investment carrying value of $150.7 million (December 31, 2025: $242.4 million) and unfunded capital commitments of $141.9 million (December 31, 2025: $86.8 million).

See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.

12.    RELATED PARTIES

MassMutual owned approximately 18.5% of the common stock of the company and owned substantially all of the outstanding $2.5 billion in perpetual, non-cumulative preferred shares as of September 30, 2026. Based on the level of shares owned by MassMutual and the corresponding customary minority shareholder rights, which includes representation on Invesco’s Board of Directors, the company considers MassMutual a related party.

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

13.    SUBSEQUENT EVENTS

On October 26, 2026, the company repurchased $1.5 billion of Invesco’s Series A Preferred Stock held by MassMutual for cash, which was funded by a $1.5 billion five-year floating-rate bank term loan. A premium of 12.5% was paid to MassMutual on the liquidation preference of $1,000 per share. The preferred dividend will be prorated for the period the $1.5 billion of repurchased preferred stock is outstanding.

On October 26, 2026, the company declared a third quarter 2026 dividend of $0.215 per common share, payable on December 2, 2026, to common shareholders of record at the close of business on November 13, 2026.

On October 26, 2026, the company declared a preferred dividend of $14.75 per preferred share to the holders of preferred shares representing the period from September 1, 2026 through November 30, 2026. The preferred dividend is payable on December 1, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto, which appear elsewhere in this Report. Except for the historical financial information, this Report may include statements that constitute “forward-looking statements” under the U.S. securities laws. Forward-looking statements include information concerning future results of our operations, expenses, earnings, liquidity, cash flow, capital expenditures, and amount or composition of AUM that could differ materially from actual results due to known and unknown risks and other important factors, including, but not limited to, industry or market conditions, geopolitical events including wars, global trade tensions, tariffs, natural disasters, and pandemics or health crises and their respective potential impact on the company, acquisitions and divestitures, debt and our ability to obtain additional financing or make payments, the extent and timing of any share repurchases, technology and security risks, regulatory developments, demand for and pricing of our products, the prospects for certain legal contingencies, and other aspects of our business or general economic conditions. In addition, when used in this Report or such other documents or statements, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. None of this information should be considered in isolation from, or as a substitute for, historical financial statements.

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

The company is an independent investment management firm dedicated to delivering a superior investment experience. Our comprehensive range of active, passive and alternative investment capabilities has been constructed over many years to help clients achieve their investment objectives. We draw on this comprehensive range of capabilities to provide solutions designed to deliver key outcomes aligned to client needs. One of Invesco's core strengths, and a key differentiator for the company within the industry, is our diversification across investment capabilities, distribution channels and geographies. This broad diversification helps to mitigate some of the impact of different market cycles and enables the company to take advantage of growth opportunities in various markets and channels.

The table below summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
Equity Indices - Domestic	2026	2025	2026	2025
S&P 500	2.0%	7.8%	11.8%	13.7%
S&P 500 Equal-Weight	(2.3%)	4.4%	8.6%	8.4%
S&P 500 Growth	3.3%	9.6%	15.4%	18.9%
S&P 500 Value	0.5%	5.7%	7.5%	8.1%
NASDAQ 100	0.4%	8.8%	20.4%	17.5%
Equity Indices - Global
FTSE 100 (local currency)	1.0%	6.7%	6.8%	14.4%
MSCI AC Asia Pacific	0.9%	8.5%	21.4%	21.5%
MSCI China (local currency)	3.0%	19.0%	(12.7%)	38.9%
MSCI Emerging Markets	(1.0%)	10.1%	21.4%	25.2%
MSCI Europe (local currency)	(1.3%)	3.2%	7.4%	9.9%
MSCI Japan (local currency)	1.7%	9.6%	21.0%	11.3%
Fixed Income Indices
Bloomberg US Aggregate Bond	(3.5%)	2.0%	(2.9%)	6.1%
Bloomberg Global Aggregate Bond (local currency)	(2.4%)	1.0%	(1.3%)	3.7%
Bloomberg China Aggregate Bond	2.1%	(0.2%)	7.2%	2.6%

Our diversified platform, global scale, and breadth of products were integral to continued strong net long-term inflows of $35.1 billion for the quarter, primarily driven by ETFs and Index, QQQ, Multi-Asset/Other and China JV. We also had $47.0 billion of global liquidity net inflows. Average AUM was $2.5 trillion for the third quarter of 2026, an increase of $449.8 billion or 21.8%, compared to the same quarter in the prior year. Ending AUM was $2.5 trillion reflecting year-over-year growth of 19.4%.

Our capital priorities are balanced with a focus on supporting future growth and maintaining the strength of our balance sheet, while continuing to return capital to shareholders. In the third quarter, we reduced debt by $342.7 million, increased common share buybacks to $65.0 million or 2.1 million common shares and paid a quarterly cash dividend on our common stock of $0.215 per share. Additionally, on October 26, 2026, we repurchased $1.5 billion of the company’s outstanding Series A Preferred Stock held by MassMutual which was funded by a $1.5 billion five-year floating-rate bank term loan. A premium of 12.5% was paid to MassMutual on the liquidation preference of $1,000 per share.

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

Summary operating information for three and nine months ended September 30, 2026 and 2025 is presented in the table below:

(in millions, other than per common share amounts, operating margins and AUM)	Three months ended September 30,		Nine months ended September 30,
U.S. GAAP Financial Measures Summary	2026	2025	2026	2025
Operating revenues	$1,873.2	$1,640.4	$5,443.3	$4,685.1
Operating income	$436.5	$270.9	$1,133.9	$762.4
Operating margin	23.3%	16.5%	20.8%	16.3%
Net income attributable to Invesco Ltd.	$294.5	$301.3	$870.2	$459.9
Diluted EPS	$0.65	$0.66	$1.92	$1.01

Non-GAAP Financial Measures Summary (1)
Net revenues	$1,381.7	$1,186.3	$3,975.1	$3,399.6
Adjusted operating income	$562.3	$406.1	$1,497.0	$1,100.0
Adjusted operating margin	40.7%	34.2%	37.7%	32.4%
Adjusted net income attributable to Invesco Ltd.	$326.4	$275.4	$909.5	$641.1
Adjusted diluted EPS	$0.72	$0.61	$2.01	$1.41

Assets Under Management
Ending AUM (billions)	$2,537.8	$2,124.8	$2,537.8	$2,124.8
Average AUM (billions)	$2,510.2	$2,060.4	$2,366.0	$1,946.2
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

	1st Quartile			2nd Quartile			Above Benchmark
	1yr	3yr	5yr	1yr	3yr	5yr	1yr	3yr	5yr
Overall	43%	47%	58%	21%	23%	13%	64%	66%	70%

Fundamental Equities	17%	20%	40%	18%	26%	15%	30%	30%	49%
Fundamental Fixed Income	11%	22%	45%	45%	52%	15%	56%	64%	55%
Multi-Asset	70%	65%	53%	6%	6%	19%	83%	84%	85%
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
AUM measured in the one, three and five year quartile rankings represents 34%, 34% and 33% of total Invesco AUM, respectively, and AUM measured versus benchmark on a one, three and five year basis represents 43%, 42%, and 41% of total Invesco AUM as of September 30, 2026. Peer group rankings are sourced from a widely-used third-party ranking agency in each fund’s market (Morningstar, IA, Lipper, eVestment, Mercer, Galaxy, SITCA, Value Research) and asset-weighted in USD. Rankings are as of prior quarter-end for most institutional products and prior month-end for Australian retail funds due to their late release by third parties. Rankings are calculated against all funds in each peer group. Rankings for the primary share class of the most representative fund in each composite are applied to all products within each composite. Performance assumes the reinvestment of dividends. Past performance is not indicative of future results and may not reflect an investor’s experience.

Assets Under Management

Movements in global capital market levels and changes in the mix of AUM between and within asset classes and geographies may materially affect our revenues from period to period.

The AUM tables and the discussion below refer to certain AUM as long-term. Long-term inflows reflect various types of investment activity, including investments from new clients, existing clients adding new accounts/funds or contributions/subscriptions into existing accounts/funds. Long-term outflows reflect client redemptions from accounts/funds and include the return of invested capital upon maturity. We present net flows into money market funds separately because shareholders of those funds typically use them as short-term funding vehicles and the flows are particularly sensitive to short-term interest rate movements.

Changes in AUM were as follows:

	Three months ended September 30,
	2026	2025
(in billions)	Total AUM	Total AUM
Beginning Assets (July 1)	$2,470.3	$2,001.4
Long-term inflows	181.1	138.4
Long-term outflows	(146.0)	(109.5)
Net long-term flows (1)	35.1	28.9
Net flows in non-management fee earning AUM (1)	0.5	2.6
Net flows in money market funds	52.9	(5.4)
Total net flows	88.5	26.1
Reinvested distributions	0.9	1.0
Market gains and losses	(26.4)	99.0
Foreign currency translation	4.5	(2.7)
Ending Assets (September 30)	$2,537.8	$2,124.8
Average AUM
Average long-term AUM	$2,216.5	$1,462.0
Average AUM	$2,510.2	$2,060.4

	Nine months ended September 30,
	2026	2025
(in billions)	Total AUM	Total AUM
Beginning Assets (January 1)	$2,169.9	$1,846.0
Long-term inflows	545.2	379.1
Long-term outflows	(443.2)	(317.0)
Net long-term flows (1)	102.0	62.1
Net flows in non-management fee earning AUM (1)	1.2	10.4
Net flows in money market funds	81.3	1.4
Total net flows	184.5	73.9
Reinvested distributions	3.4	3.0
Market gains and losses	187.9	183.2
Dispositions (2)	(11.0)	—
Foreign currency translation	3.1	18.7
Ending Assets (September 30)	$2,537.8	$2,124.8
Average AUM
Average long-term AUM	$2,108.5	$1,377.5
Average AUM	$2,366.0	$1,946.2

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue yield (bps)
U.S. GAAP gross revenue yield (3)	31.7	33.7	32.9	33.9
Net revenue yield ex performance fees (4)(5)	21.5	22.9	22.3	23.2
___________
(1)    For the three and nine months ended September 30, 2026, Net long-term flows include QQQ’s flows following its conversion to an open-end fund ETF on December 20, 2025. For the three and nine months ended September 30, 2025, Net flows in non-management fee earning AUM include QQQ’s flows.
(2)    The sale of the management agreements associated with Invesco’s Canadian fund business to CI GAM on June 1, 2026 decreased AUM by $11.0 billion.
(3)    U.S. GAAP gross revenue yield on AUM is equal to U.S. GAAP annualized total operating revenues divided by average AUM, excluding IGW’s AUM. It is appropriate to exclude the average AUM of IGW as the revenues resulting from these AUM are not presented in our U.S. GAAP operating revenues. The U.S. GAAP gross revenue yield is not a good measure because the numerator excludes the management fees earned from CIP, although the denominator of the measure includes the AUM of these investment products. Net revenue yield metrics include the Net revenues and average AUM of IGW and CIP. See “Schedule of Non-GAAP Information” for a reconciliation of operating revenues to net revenues.
(4)    Performance fees are earned when defined performance metrics are achieved and vary period over period. Therefore, net revenue yield is calculated excluding performance fees.
(5)    Net revenue yield is equal to Net revenues divided by Average AUM during the reporting period. For the three and nine months ended September 30, 2026, QQQ’s net revenues and average AUM are included in the calculation of Net revenue yield. For the three and nine months ended September 30, 2025, the calculation of Net revenue yield includes QQQ’s average AUM but does not include QQQ’s net revenues.

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

Market Returns

Market gains and losses include the net change in AUM resulting from changes in market values of the underlying securities from period to period. The table in the “Executive Overview” section of this Management’s Discussion and Analysis summarizes returns based on price appreciation/(depreciation) of several major market indices for the three and nine months ended September 30, 2026 and 2025.

Foreign Exchange Rates

During the three and nine months ended September 30, 2026, we experienced an increase in AUM of $4.5 billion and $3.1 billion, respectively, due to changes in foreign exchange rates (three and nine months ended September 30, 2025, AUM decreased $2.7 billion and increased $18.7 billion, respectively).

Total AUM by Channel (1)

	Three months ended September 30,
	2026			2025
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (July 1)	$2,470.3	$1,766.3	$704.0	$2,001.4	$1,370.7	$630.7
Long-term inflows	181.1	142.2	38.9	138.4	93.0	45.4
Long-term outflows	(146.0)	(100.5)	(45.5)	(109.5)	(73.3)	(36.2)
Net long-term flows	35.1	41.7	(6.6)	28.9	19.7	9.2
Net flows in non-management fee earning AUM	0.5	(0.1)	0.6	2.6	2.5	0.1
Net flows in money market funds	52.9	4.2	48.7	(5.4)	1.5	(6.9)
Total net flows	88.5	45.8	42.7	26.1	23.7	2.4
Reinvested distributions	0.9	0.9	—	1.0	1.0	—
Market gains and losses	(26.4)	(21.6)	(4.8)	99.0	83.9	15.1
Foreign currency translation	4.5	2.0	2.5	(2.7)	(1.4)	(1.3)
Ending Assets (September 30)	$2,537.8	$1,793.4	$744.4	$2,124.8	$1,477.9	$646.9

	Nine months ended September 30,
	2026			2025
(in billions)	Total	Retail	Institutional	Total	Retail	Institutional
Beginning Assets (January 1)	$2,169.9	$1,515.7	$654.2	$1,846.0	$1,265.6	$580.4
Long-term inflows	545.2	410.9	134.3	379.1	264.6	114.5
Long-term outflows	(443.2)	(307.2)	(136.0)	(317.0)	(223.9)	(93.1)
Net long-term flows	102.0	103.7	(1.7)	62.1	40.7	21.4
Net flows in non-management fee earning AUM	1.2	(0.2)	1.4	10.4	11.1	(0.7)
Net flows in money market funds	81.3	8.5	72.8	1.4	4.4	(3.0)
Total net flows	184.5	112.0	72.5	73.9	56.2	17.7
Reinvested distributions	3.4	3.4	—	3.0	2.9	0.1
Market gains and losses	187.9	171.3	16.6	183.2	155.7	27.5
Dispositions (2)	(11.0)	(9.9)	(1.1)	—	—	—
Transfer	—	—	—	—	(9.5)	9.5
Foreign currency translation	3.1	0.9	2.2	18.7	7.0	11.7
Ending Assets (September 30)	$2,537.8	$1,793.4	$744.4	$2,124.8	$1,477.9	$646.9
__________
See accompanying notes immediately following these AUM tables.

Total AUM by Client Domicile (3)

	Three months ended September 30,
	2026				2025
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (July 1)	$2,470.3	$1,707.6	$366.5	$396.2	$2,001.4	$1,396.5	$297.1	$307.8
Long-term inflows	181.1	87.7	57.8	35.6	138.4	59.2	58.5	20.7
Long-term outflows	(146.0)	(77.4)	(48.9)	(19.7)	(109.5)	(49.6)	(47.1)	(12.8)
Net long-term flows	35.1	10.3	8.9	15.9	28.9	9.6	11.4	7.9
Net flows in non-management fee earning AUM	0.5	0.7	(0.2)	—	2.6	2.2	(1.5)	1.9
Net flows in money market funds	52.9	47.0	5.9	—	(5.4)	(8.0)	1.1	1.5
Total net flows	88.5	58.0	14.6	15.9	26.1	3.8	11.0	11.3
Reinvested distributions	0.9	0.8	—	0.1	1.0	0.9	—	0.1
Market gains and losses	(26.4)	(18.0)	(10.6)	2.2	99.0	65.5	13.1	20.4
Foreign currency translation	4.5	—	4.9	(0.4)	(2.7)	(0.3)	(1.2)	(1.2)
Ending Assets (September 30)	$2,537.8	$1,748.4	$375.4	$414.0	$2,124.8	$1,466.4	$320.0	$338.4

	Nine months ended September 30,
	2026				2025
(in billions)	Total	Americas	APAC	EMEA	Total	Americas	APAC	EMEA
Beginning Assets (January 1)	$2,169.9	$1,492.4	$321.0	$356.5	$1,846.0	$1,315.5	$270.2	$260.3
Long-term inflows	545.2	261.4	182.9	100.9	379.1	178.2	128.2	72.7
Long-term outflows	(443.2)	(219.3)	(152.6)	(71.3)	(317.0)	(166.4)	(107.4)	(43.2)
Net long-term flows	102.0	42.1	30.3	29.6	62.1	11.8	20.8	29.5
Net flows in non-management fee earning AUM	1.2	1.4	(0.2)	—	10.4	13.8	0.2	(3.6)
Net flows in money market funds	81.3	71.2	9.4	0.7	1.4	(2.8)	3.5	0.7
Total net flows	184.5	114.7	39.5	30.3	73.9	22.8	24.5	26.6
Reinvested distributions	3.4	3.2	—	0.2	3.0	2.7	—	0.3
Market gains and losses	187.9	149.9	8.0	30.0	183.2	124.0	17.3	41.9
Dispositions (2)	(11.0)	(11.0)	—	—	—	—	—	—
Foreign currency translation	3.1	(0.8)	6.9	(3.0)	18.7	1.4	8.0	9.3
Ending Assets (September 30)	$2,537.8	$1,748.4	$375.4	$414.0	$2,124.8	$1,466.4	$320.0	$338.4
__________
See accompanying notes immediately following these AUM tables.

Total AUM by Investment Capability (4)

	Three months ended September 30, 2026
(in billions)	Total	ETFs and Index (5)	Fundamental Fixed Income (6)	Fundamental Equities (7)	Private Markets (8)	China JV (9)	Multi-Asset/ Other (10)	Global Liquidity (11)	QQQ (12)
Beginning Assets (July 1)	$2,470.3	$753.5	$315.5	$318.1	$135.5	$163.2	$79.9	$214.5	$490.1
Long-term inflows	181.1	69.3	17.6	13.5	5.2	37.8	7.2	—	30.5
Long-term outflows	(146.0)	(40.8)	(20.2)	(15.4)	(5.6)	(36.3)	(3.9)	—	(23.8)
Net long-term flows	35.1	28.5	(2.6)	(1.9)	(0.4)	1.5	3.3	—	6.7
Net flows in non-management fee earning AUM	0.5	—	—	—	—	—	0.5	—	—
Net flows in money market funds	52.9	—	—	—	—	5.9	—	47.0	—
Total net flows	88.5	28.5	(2.6)	(1.9)	(0.4)	7.4	3.8	47.0	6.7
Reinvested distributions	0.9	—	0.5	0.2	0.1	—	—	0.1	—
Market gains and losses	(26.4)	(7.5)	(6.8)	(8.4)	(0.3)	(6.3)	0.8	—	2.1
Foreign currency translation	4.5	0.1	1.3	1.1	—	2.0	—	—	—
Ending Assets (September 30)	$2,537.8	$774.6	$307.9	$309.1	$134.9	$166.3	$84.5	$261.6	$498.9
Average AUM	$2,510.2	$770.3	$314.5	$314.6	$135.8	$164.3	$83.5	$246.8	$480.4

	Three months ended September 30, 2025
(in billions)	Total	ETFs and Index (5)	Fundamental Fixed Income (6)	Fundamental Equities (7)	Private Markets (8)	China JV (9)	Multi-Asset/ Other (10)	Global Liquidity (11)	QQQ (12)
Beginning Assets (July 1)	$2,001.4	$546.9	$301.6	$288.3	$131.2	$105.0	$79.3	$196.4	$352.7
Long-term inflows	138.4	49.3	20.9	13.3	6.0	43.1	5.8	—	—
Long-term outflows	(109.5)	(27.9)	(16.8)	(18.3)	(5.4)	(35.8)	(5.3)	—	—
Net long-term flows	28.9	21.4	4.1	(5.0)	0.6	7.3	0.5	—	—
Net flows in non-management fee earning AUM	2.6	—	—	—	—	—	0.3	—	2.3
Net flows in money market funds	(5.4)	—	—	—	—	1.4	(0.3)	(6.5)	—
Total net flows	26.1	21.4	4.1	(5.0)	0.6	8.7	0.5	(6.5)	2.3
Reinvested distributions	1.0	—	0.5	0.2	0.2	—	—	0.1	—
Market gains and losses	99.0	37.4	4.0	17.3	(1.0)	7.4	3.0	0.1	30.8
Foreign currency translation	(2.7)	—	(1.4)	(1.2)	(0.1)	0.7	(0.7)	—	—
Ending Assets (September 30)	$2,124.8	$605.7	$308.8	$299.6	$130.9	$121.8	$82.1	$190.1	$385.8
Average AUM	$2,060.4	$577.3	$304.3	$291.9	$132.0	$113.7	$80.4	$195.7	$365.1
___________
See accompanying notes immediately following these AUM tables.

	Nine months ended September 30, 2026
(in billions)	Total	ETFs and Index (5)	Fundamental Fixed Income (6)	Fundamental Equities (7)	Private Markets (8)	China JV (9)	Multi-Asset/ Other (10)	Global Liquidity (11)	QQQ (12)
Beginning Assets (January 1)	$2,169.9	$630.2	$311.5	$298.4	$130.7	$132.5	$69.7	$189.7	$407.2
Long-term inflows	545.2	199.3	59.4	42.5	18.3	135.4	20.5	—	69.8
Long-term outflows	(443.2)	(122.1)	(57.9)	(54.5)	(16.4)	(118.3)	(13.9)	—	(60.1)
Net long-term flows	102.0	77.2	1.5	(12.0)	1.9	17.1	6.6	—	9.7
Net flows in non-management fee earning AUM	1.2	—	—	—	—	—	1.2	—	—
Net flows in money market funds	81.3	—	—	—	—	9.5	—	71.8	—
Total net flows	184.5	77.2	1.5	(12.0)	1.9	26.6	7.8	71.8	9.7
Reinvested distributions	3.4	—	1.5	1.2	0.3	—	0.1	0.3	—
Market gains and losses	187.9	73.9	(5.9)	26.0	2.6	1.0	8.4	(0.1)	82.0
Dispositions (2)	(11.0)	(6.7)	—	(3.6)	—	—	(0.7)	—	—
Foreign currency translation	3.1	—	(0.7)	(0.9)	(0.6)	6.2	(0.8)	(0.1)	—
Ending Assets (September 30)	$2,537.8	$774.6	$307.9	$309.1	$134.9	$166.3	$84.5	$261.6	$498.9
Average AUM	$2,366.0	$715.0	$314.4	$309.9	$134.1	$154.0	$78.9	$216.0	$443.7

	Nine months ended September 30, 2025
(in billions)	Total	ETFs and Index (5)	Fundamental Fixed Income (6)	Fundamental Equities (7)	Private Markets (8)	China JV (9)	Multi-Asset/ Other (10)	Global Liquidity (11)	QQQ (12)
Beginning Assets (January 1)	$1,846.0	$484.9	$279.1	$276.7	$129.6	$93.2	$72.2	$191.4	$318.9
Long-term inflows	379.1	149.1	68.5	36.5	21.4	87.4	16.2	—	—
Long-term outflows	(317.0)	(98.8)	(53.6)	(52.1)	(23.9)	(73.5)	(15.1)	—	—
Net long-term flows	62.1	50.3	14.9	(15.6)	(2.5)	13.9	1.1	—	—
Net flows in non-management fee earning AUM	10.4	—	—	—	—	—	(0.1)	—	10.5
Net flows in money market funds	1.4	—	—	—	—	3.3	—	(1.9)	—
Total net flows	73.9	50.3	14.9	(15.6)	(2.5)	17.2	1.0	(1.9)	10.5
Reinvested distributions	3.0	—	1.5	0.6	0.6	—	0.1	0.2	—
Market gains and losses	183.2	67.1	8.6	34.5	0.5	8.9	7.1	0.1	56.4
Foreign currency translation	18.7	3.4	4.7	3.4	2.7	2.5	1.7	0.3	—
Ending Assets (September 30)	$2,124.8	$605.7	$308.8	$299.6	$130.9	$121.8	$82.1	$190.1	$385.8
Average AUM	$1,946.2	$529.5	$295.2	$279.2	$131.3	$102.9	$76.1	$197.2	$334.8
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
(2)    The sale of the management agreements associated with Invesco’s Canadian fund business to CI GAM on June 1, 2026 decreased AUM by $11.0 billion.
(3)    Client domicile groups AUM by the domicile of the underlying clients.
(4)    Investment capabilities are descriptive groupings of AUM by investment strategy.
(5)    ETFs and Index includes ETFs and Indexed Strategies and excludes QQQ.
(6)    Fundamental Fixed Income includes Fixed Income products, including certain ETFs managed within this capability.
(7)    Fundamental Equities includes Equity products, including certain ETFs managed within this capability.
(8)    Private Markets includes Private Credit and Real Estate investments comprised primarily of Real Estate, CLOs, Private Credit and listed real assets, including certain ETFs managed within this capability.
(9)    China JV includes AUM managed by IGW, including Money Market funds. Comparative period has been recast to align with the current period’s investment capability presentation.
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
(12)    QQQ includes only Invesco QQQ Trust.

Results of Operations for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025

The discussion below includes the use of non-GAAP financial measures. See “Schedule of Non-GAAP Information” for additional details and reconciliations of the most directly comparable U.S. GAAP measures to the non-GAAP measures.

Operating Revenues and Net Revenues

The main categories of revenues, and the dollar and percentage change between the periods, are as follows:

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Investment management fees	$1,512.2	$1,184.7	$327.5	27.6%	$4,356.2	$3,385.9	$970.3	28.7%
Service and distribution fees	313.2	400.7	(87.5)	(21.8%)	924.9	1,135.4	(210.5)	(18.5%)
Performance fees	2.0	6.5	(4.5)	(69.2%)	17.0	12.6	4.4	34.9%
Other	45.8	48.5	(2.7)	(5.6%)	145.2	151.2	(6.0)	(4.0%)
Total operating revenues	1,873.2	1,640.4	232.8	14.2%	5,443.3	4,685.1	758.2	16.2%

Revenue Adjustments:
Investment management fees	(401.7)	(236.8)	(164.9)	69.6%	(1,143.2)	(657.6)	(485.6)	73.8%
Service and distribution fees	(208.2)	(286.0)	77.8	(27.2%)	(621.7)	(798.3)	176.6	(22.1%)
Other	(33.8)	(35.5)	1.7	(4.8%)	(107.3)	(112.1)	4.8	(4.3%)
Total Revenue Adjustments (1)	(643.7)	(558.3)	(85.4)	15.3%	(1,872.2)	(1,568.0)	(304.2)	19.4%
Invesco Great Wall	141.6	94.3	47.3	50.2%	374.2	251.7	122.5	48.7%
CIP	10.6	9.9	0.7	7.1%	29.8	30.8	(1.0)	(3.2%)
Net revenues (2)	$1,381.7	$1,186.3	$195.4	16.5%	$3,975.1	$3,399.6	$575.5	16.9%
___________
(1)    Total Revenue Adjustments remove pass-through investment management fees, service and distribution fees, and other revenues and equal the same amount as the Third-party distribution, service and advisory expenses.
(2)    See “Schedule of Non-GAAP Information” for additional important disclosures regarding the use of net revenues.

Our revenues are directly influenced by the level and composition of our AUM. Therefore, movements in global capital market levels, net inflows (or outflows), and changes in the mix of investment products among and within asset classes may materially affect our revenues from period to period. In addition, as fee rates differ across geographic locations, changes to the mix of AUM between geographies and exchange rates have an impact on revenues and net revenue yields. See the company’s disclosures regarding the changes in AUM during the three and nine months ended September 30, 2026 and September 30, 2025 in the “Assets Under Management” section above for additional information.

Average AUM was $2,366.0 billion for the nine months ended September 30, 2026 as compared to $1,946.2 billion for the nine months ended September 30, 2025. As secular shifts in client demand continue, our broad set of investment capabilities have allowed us to capture evolving client product preferences, including products that have lower net revenue yields. As a result, net revenue yield excluding performance fees declined to 22.3 bps for the nine months ended September 30, 2026 from 23.2 bps for the nine months ended September 30, 2025.

Investment Management Fees

Investment management fees were $1,512.2 million for the three months ended September 30, 2026 as compared to $1,184.7 million for the three months ended September 30, 2025. The increase in Investment management fees was primarily driven by QQQ’s investment management fees following its conversion to an open-end fund ETF and higher average AUM.

Investment management fees were $4,356.2 million for the nine months ended September 30, 2026 as compared to $3,385.9 million for the nine months ended September 30, 2025. The impact of foreign exchange rate movements increased Investment management fees by $20.6 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Excluding the impact of foreign exchange movements, Investment management fees increased by $949.7 million primarily driven by QQQ’s investment management fees following its conversion to an open-end fund ETF and higher average AUM.

Service and Distribution Fees

For the three months ended September 30, 2026, Service and distribution fees were $313.2 million as compared to $400.7 million for the three months ended September 30, 2025. The decrease was primarily due to the elimination of QQQ's pass-through service revenues after its conversion.

For the nine months ended September 30, 2026, Service and distribution fees were $924.9 million as compared to $1,135.4 million for the nine months ended September 30, 2025. The decrease was primarily due to the elimination of QQQ's pass-through service revenues after its conversion and the sale of the intelliflo business in the fourth quarter of 2025, partially offset by higher average AUM.

Performance Fees

Performance fees were $2.0 million and $17.0 million for the three and nine months ended September 30, 2026, respectively. Performance fees for the three-month period were driven primarily by multi-asset/other products. For the nine-month period, performance fees were also generated from fundamental fixed income and private markets products.

Performance fees were $6.5 million and $12.6 million for the three and nine months ended September 30, 2025, respectively, and were generated primarily from private markets products.

Other Revenues

For the three months ended September 30, 2026, Other revenues were $45.8 million as compared to $48.5 million for the three months ended September 30, 2025.

For the nine months ended September 30, 2026, Other revenues were $145.2 million as compared to $151.2 million for the nine months ended September 30, 2025.

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

Net revenues from IGW were $141.6 million and average AUM was $164.3 billion for the three months ended September 30, 2026 (Net revenues were $94.3 million and average AUM was $113.7 billion for the three months ended September 30, 2025). The increase in IGW revenues was primarily due to higher average AUM and higher performance fees.

Net revenues from IGW were $374.2 million and average AUM was $154.0 billion for the nine months ended September 30, 2026 (Net revenues were $251.7 million and average AUM was $102.9 billion for the nine months ended September 30, 2025). The increase in IGW revenues was primarily due to higher average AUM.

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

Investment management and Performance fees earned from CIP were $10.6 million for the three months ended September 30, 2026 (three months ended September 30, 2025: $9.9 million).

Investment management and Performance fees earned from CIP were $29.8 million for the nine months ended September 30, 2026 (nine months ended September 30, 2025: $30.8 million).

Operating Expenses

The main categories of Operating expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Third-party distribution, service and advisory	$643.7	$558.3	$85.4	15.3%	$1,872.2	$1,568.0	$304.2	19.4%
Employee compensation	493.8	521.6	(27.8)	(5.3%)	1,553.2	1,496.6	56.6	3.8%
Marketing	35.9	20.1	15.8	78.6%	110.0	60.2	49.8	82.7%
Property, office and technology	105.9	109.2	(3.3)	(3.0%)	319.8	341.3	(21.5)	(6.3%)
General and administrative	149.4	151.3	(1.9)	(1.3%)	430.0	427.8	2.2	0.5%
Amortization of intangibles	8.0	9.0	(1.0)	(11.1%)	24.2	28.8	(4.6)	(16.0%)
Total operating expenses	$1,436.7	$1,369.5	$67.2	4.9%	$4,309.4	$3,922.7	$386.7	9.9%

The table below sets forth these expense categories as a percentage of total Operating expenses and Operating revenues, which we believe provides useful information as to the relative significance of each type of expense.

(in millions)	Three months ended September 30, 2026	% of Total Operating Expenses	% of Total Operating Revenues	Three months ended September 30, 2025	% of Total Operating Expenses	% of Total Operating Revenues
Third-party distribution, service and advisory	$643.7	44.7%	34.4%	$558.3	40.8%	34.0%
Employee compensation	493.8	34.4%	26.4%	521.6	38.1%	31.8%
Marketing	35.9	2.5%	1.9%	20.1	1.4%	1.2%
Property, office and technology	105.9	7.4%	5.7%	109.2	8.0%	6.7%
General and administrative	149.4	10.4%	8.0%	151.3	11.0%	9.2%
Amortization of intangibles	8.0	0.6%	0.4%	9.0	0.7%	0.6%
Total operating expenses	$1,436.7	100.0%	76.8%	$1,369.5	100.0%	83.5%

(in millions)	Nine months ended September 30, 2026	% of Total Operating Expenses	% of Total Operating Revenues	Nine months ended September 30, 2025	% of Total Operating Expenses	% of Total Operating Revenues
Third-party distribution, service and advisory	$1,872.2	43.4%	34.4%	$1,568.0	40.0%	33.5%
Employee compensation	1,553.2	36.0%	28.5%	1,496.6	38.2%	31.9%
Marketing	110.0	2.6%	2.0%	60.2	1.5%	1.3%
Property, office and technology	319.8	7.4%	5.9%	341.3	8.7%	7.3%
General and administrative	430.0	10.0%	7.9%	427.8	10.9%	9.1%
Amortization of intangibles	24.2	0.6%	0.4%	28.8	0.7%	0.6%
Total operating expenses	$4,309.4	100.0%	79.1%	$3,922.7	100.0%	83.7%

During the three months ended September 30, 2026, Operating expenses increased $67.2 million compared to the three months ended September 30, 2025. The impact of foreign exchange rate movements decreased operating expenses by $5.4 million during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

During the nine months ended September 30, 2026, Operating expenses increased $386.7 million compared to the nine months ended September 30, 2025. The impact of foreign exchange rate movements increased operating expenses by $21.1 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Third-Party Distribution, Service and Advisory

Third-party distribution, service and advisory expenses were $643.7 million for the three months ended September 30, 2026 as compared to $558.3 million for the three months ended September 30, 2025, primarily due to the third-party costs for QQQ and higher average AUM.

Third-party distribution, service and advisory expenses were $1,872.2 million for the nine months ended September 30, 2026 as compared to $1,568.0 million for the nine months ended September 30, 2025. Excluding the impact of foreign exchange rate changes, Third-party distribution, service and advisory expenses increased $293.1 million, primarily due to the third-party costs for QQQ and higher average AUM.

Employee Compensation

Employee compensation was $493.8 million for the three months ended September 30, 2026 as compared to $521.6 million for the three months ended September 30, 2025. The decrease was primarily due to a $24.9 million decrease in the mark-to-market adjustment on deferred compensation liabilities and lower salaries of $13.1 million primarily due to the divestitures in the fourth quarter of 2025, partially offset by higher variable compensation costs.

Employee compensation was $1,553.2 million for the nine months ended September 30, 2026 as compared to $1,496.6 million for the nine months ended September 30, 2025. Excluding the impact of foreign exchange rate changes, Employee compensation expenses increased $50.2 million. The increase was primarily due to an increase of $44.5 million in deferred compensation expense primarily related to the timing of expense recognition for retirement-eligible employees and higher employee variable compensation costs of $47.8 million driven by higher revenues. These increases were partially offset by lower salaries of $34.6 million due to the divestitures in the fourth quarter of 2025 and by $16.9 million of severance expense recognized in the second quarter of 2025 related to the reorganization of the fundamental equities investment teams.

Headcount at September 30, 2026 was 7,416 (September 30, 2025: 8,368). The decrease in headcount was primarily due to the sale of the intelliflo business and the sale of 60% of our interest in Invesco Asset Management (India) Private Limited in the fourth quarter of 2025.

Marketing

Marketing expenses were $35.9 million for the three months ended September 30, 2026 as compared to $20.1 million for the three months ended September 30, 2025. The increase was primarily due to higher advertising costs for QQQ following its conversion to an open-end fund ETF.

Marketing expenses were $110.0 million for the nine months ended September 30, 2026 as compared to $60.2 million for the nine months ended September 30, 2025. The increase was primarily due to higher advertising costs for QQQ following its conversion to an open-end fund ETF.

Property, Office and Technology

Property, office and technology expenses were $105.9 million for the three months ended September 30, 2026 as compared to $109.2 million for the three months ended September 30, 2025.

Property, office and technology expenses were $319.8 million for the nine months ended September 30, 2026 as compared to $341.3 million for the nine months ended September 30, 2025. The decrease was primarily due to an $8.0 million software impairment in the second quarter of 2025 related to a strategic change to the company's fixed income investment platform and a decrease in other technology costs.

General and Administrative

General and administrative expenses were $149.4 million for the three months ended September 30, 2026 as compared to $151.3 million for the three months ended September 30, 2025.

General and administrative expenses were $430.0 million for the nine months ended September 30, 2026 as compared to $427.8 million for the nine months ended September 30, 2025.

Other Income and Expenses

The main categories of Other income and expenses, and the dollar and percentage changes between periods, are as follows:

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Equity in earnings of unconsolidated affiliates	$42.6	$34.8	$7.8	22.4%	$111.7	$79.4	$32.3	40.7%
Interest and dividend income	9.8	10.5	(0.7)	(6.7%)	28.9	32.3	(3.4)	(10.5%)
Interest expense	(20.3)	(25.7)	5.4	(21.0%)	(68.2)	(59.5)	(8.7)	14.6%
Other gains and losses, net	(34.2)	(0.8)	(33.4)	4,175.0%	71.2	34.6	36.6	105.8%
Other income/(expense) of CIP, net	29.5	57.0	(27.5)	(48.2%)	(58.0)	116.8	(174.8)	N/A
Total other income and expenses	$27.4	$75.8	$(48.4)	(63.9%)	$85.6	$203.6	$(118.0)	(58.0%)

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates increased to $42.6 million for the three months ended September 30, 2026 as compared to $34.8 million for the three months ended September 30, 2025. The increase was primarily due to IGW’s higher earnings.

Equity in earnings of unconsolidated affiliates increased to $111.7 million for the nine months ended September 30, 2026 as compared to $79.4 million for the nine months ended September 30, 2025. The increase was primarily due to IGW’s higher earnings.

Interest and dividend income

Interest and dividend income was $9.8 million for the three months ended September 30, 2026 as compared to $10.5 million for the three months ended September 30, 2025.

Interest and dividend income was $28.9 million for the nine months ended September 30, 2026 as compared to $32.3 million for the nine months ended September 30, 2025.

Interest expense

Interest expense decreased to $20.3 million for the three months ended September 30, 2026 from $25.7 million for the three months ended September 30, 2025. The decrease was due to the repayment in the second half of 2025 of the three-year term loan agreement entered into on May 16, 2025 and the redemption of $500.0 million of senior notes on January 15, 2026. These decreases were partially offset by higher borrowings on the Revolving Credit Agreement.

Interest expense increased to $68.2 million for the nine months ended September 30, 2026 from $59.5 million for the nine months ended September 30, 2025, primarily due to higher borrowings on the Revolving Credit Agreement and the five-year term loan agreement entered into on May 16, 2025. These increases were partially offset by lower interest expense resulting from the repayment in the second half of 2025 of the three-year term loan agreement entered into on May 16, 2025 and the redemption of $500.0 million of senior notes on January 15, 2026.

Other gains and losses, net

Other gains and losses, net was a loss of $34.2 million for the three months ended September 30, 2026 as compared to a net loss of $0.8 million for the three months ended September 30, 2025. The net loss for the three months ended September 30, 2026 was primarily driven by losses from market value changes in deferred compensation and other investments.

Other gains and losses, net was a gain of $71.2 million for the nine months ended September 30, 2026 as compared to a net gain of $34.6 million for the nine months ended September 30, 2025. The net gain for the nine months ended September 30, 2026 was primarily driven by gains from market value changes in deferred compensation and other investments.

Other income/(expense) of CIP, net

For the three months ended September 30, 2026, Other income/(expense) of CIP, net was income of $29.5 million (three months ended September 30, 2025: income of $57.0 million). Interest and dividend income was $152.2 million (three months ended September 30, 2025: $134.6 million). Interest expense was $102.2 million (three months ended September 30, 2025: $94.5 million). Net gains/(losses) were a loss of $20.5 million (three months ended September 30, 2025: net gain of $16.9 million).

For the nine months ended September 30, 2026, Other income/(expense) of CIP, net was an expense of $58.0 million (nine months ended September 30, 2025: income of $116.8 million). Interest and dividend income was $426.8 million (nine months ended September 30, 2025: $388.2 million). Interest expense was $299.0 million (nine months ended September 30, 2025: $299.1 million). Net gains/(losses) were a loss of $185.8 million (nine months ended September 30, 2025: net gain of $27.7 million).

Net impact of CIP and related noncontrolling interests in consolidated entities

The adjustment to Net income for the Net income/(loss) attributable to noncontrolling interests in consolidated entities removes the income/(expense) of CIP which is attributable to third-party investors. Therefore, the consolidation of investment products did not have an impact on Net income attributable to Invesco for the nine months ended September 30, 2026 and 2025. Also, the net income or loss of CIP is taxed at the investor level, not at the product level; therefore, CIP does not impact the Income tax provision.

Income Tax Expense

The company’s subsidiaries operate in numerous taxing jurisdictions around the world, each with its own statutory tax rate. As a result, the blended statutory tax rate will vary from year to year depending on the mix of the profits and losses from each jurisdiction.

Our effective tax rate was 23.3% for the three months ended September 30, 2026 (three months ended September 30, 2025: (2.8)%). The increase in the effective tax rate was primarily due to the favorable resolution of a tax matter in the third quarter of 2025, including the benefit related to a reduction in the deferred income tax rate and the reversal of a reserve for uncertain tax positions.

Our effective tax rate was 25.1% for the nine months ended September 30, 2026 (nine months ended September 30, 2025: 15.0%). The increase in the effective tax rate was primarily due to the unfavorable impact of net loss attributable to noncontrolling interests in consolidated entities recognized during the nine months ended September 30, 2026, as well as the favorable resolution of a tax matter during the nine months ended September 30, 2025, including the benefit related to a reduction in the deferred income tax rate and the reversal of a reserve for uncertain tax positions.

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

Reconciliation of Operating revenues to Net revenues:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Operating revenues, U.S. GAAP basis	$1,873.2	$1,640.4	$5,443.3	$4,685.1
Revenue adjustments: (1)
Investment management fees	(401.7)	(236.8)	(1,143.2)	(657.6)
Service and distribution fees	(208.2)	(286.0)	(621.7)	(798.3)
Other	(33.8)	(35.5)	(107.3)	(112.1)
Total revenue adjustments	(643.7)	(558.3)	(1,872.2)	(1,568.0)
Invesco Great Wall (2)	141.6	94.3	374.2	251.7
CIP (3)	10.6	9.9	29.8	30.8
Net revenues	$1,381.7	$1,186.3	$3,975.1	$3,399.6

Reconciliation of Operating income to Adjusted operating income:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Operating income, U.S. GAAP basis	$436.5	$270.9	$1,133.9	$762.4
Invesco Great Wall (2)	91.2	68.0	236.1	158.2
CIP (3)	21.8	28.6	52.4	66.0
Amortization of intangible assets (4)	8.0	9.0	24.2	28.8
Compensation expense related to market valuation changes of deferred compensation liabilities (5)	4.8	29.6	62.1	59.7
Severance (6)	—	—	—	16.9
Software impairment (7)	—	—	—	8.0
Canadian sale and restructuring (8)	—	—	(11.7)	—
Adjusted operating income	$562.3	$406.1	$1,497.0	$1,100.0

Operating margin (9)	23.3%	16.5%	20.8%	16.3%
Adjusted operating margin (10)	40.7%	34.2%	37.7%	32.4%

Reconciliation of Net income attributable to Invesco Ltd. to Adjusted net income attributable to Invesco Ltd.:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per common share data)	2026	2025	2026	2025
Net income attributable to Invesco Ltd., U.S. GAAP basis	$294.5	$301.3	$870.2	$459.9
Adjustments (excluding tax):
Amortization of intangible assets (4)	8.0	9.0	24.2	28.8
Deferred compensation net market valuation changes (5)	26.2	0.1	23.7	1.2
Severance (6)	—	—	—	16.9
Software impairment (7)	—	—	—	8.0
Canadian sale and restructuring (8)	—	—	(11.7)	—
Total adjustments to Income before income taxes	34.2	9.1	36.2	54.9
Impact of deferred income tax rate change (11)	—	(39.0)	—	(39.0)
Tax adjustment for amortization of intangible assets and goodwill (12)	3.9	4.0	11.7	12.1
Other tax effects of adjustments above	(6.2)	—	(8.6)	(6.1)
Cost of preferred stock repurchase (13)	—	—	—	159.3
Adjusted net income attributable to Invesco Ltd.	$326.4	$275.4	$909.5	$641.1

Average common shares outstanding - diluted	452.5	454.6	453.6	454.9
Diluted EPS	$0.65	$0.66	$1.92	$1.01
Adjusted diluted EPS (14)	$0.72	$0.61	$2.01	$1.41
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

(8)    Canadian sale and restructuring: In the second quarter of 2026, the company removed the net benefit arising from the sale of the management agreements associated with Invesco's Canadian fund business to CI GAM on June 1, 2026 and the restructuring of the company’s Canadian operations. The company removed this benefit in arriving at Adjusted operating income, Adjusted operating margin, Adjusted net income, and Adjusted diluted EPS, as this will aid comparability of our results period to period and with peer companies that may not have similar activities.

(9)    Operating margin is equal to Operating income divided by Operating revenues.

(10)    Adjusted operating margin is equal to Adjusted operating income divided by Net revenues.

(11)    Impact of deferred income tax rate change: In the third quarter of 2025, the company removed a non-cash income tax benefit of $39.0 million related to the revaluation of the deferred tax liabilities for indefinite-lived intangible assets as a result of a decrease in the tax rate. The company removed this discrete tax benefit in arriving at Adjusted net income and Adjusted diluted EPS as it does not have a cash flow impact and will aid comparability of our results period to period.

(12)    Tax adjustment for amortization of intangible assets and goodwill: The company reflects the tax benefit realized on the tax amortization of goodwill and intangibles in Adjusted net income. The company believes it is useful to include this tax benefit in arriving at the Adjusted diluted EPS measure.

(13)    Cost of preferred stock repurchase: In the second quarter of 2025, the company repurchased $1.0 billion of the company’s outstanding Series A Preferred Stock held by MassMutual. The company removed the cost associated with the repurchase from the calculation of Adjusted net income (and by calculation, Adjusted diluted EPS) as this will aid comparability of our results period to period and with peer companies that may not have similar repurchase related charges.

(14)    Adjusted diluted EPS is equal to Adjusted net income attributable to Invesco Ltd. divided by the weighted average number of common and restricted common shares outstanding.

Balance Sheet Discussion (1)
The following table represents a reconciliation of the balance sheet information presented on a U.S. GAAP basis to the balance sheet information excluding the impact of CIP for the reasons outlined in footnote 1 to the table:

	September 30, 2026			December 31, 2025
Balance sheet information (in millions)	U.S. GAAP	Impact of CIP	As Adjusted	U.S. GAAP	Impact of CIP	As Adjusted
ASSETS
Cash and cash equivalents	$965.5	$—	$965.5	$1,037.5	$—	$1,037.5
Investments	1,366.1	584.4	1,950.5	1,381.1	397.1	1,778.2
Goodwill and intangible assets, net	12,295.3	—	12,295.3	12,404.4	—	12,404.4
Other assets (2)	2,323.2	9.4	2,332.6	2,121.2	11.2	2,132.4
Investments and other assets of CIP (3)	10,695.4	(10,695.4)	—	10,149.8	(10,149.8)	—
Total assets	$27,645.5	$(10,101.6)	$17,543.9	$27,094.0	$(9,741.5)	$17,352.5
LIABILITIES
Debt	$1,281.3	$—	$1,281.3	$1,825.1	$—	$1,825.1
Other liabilities (4)	3,632.7	—	3,632.7	3,296.4	—	3,296.4
Debt and other liabilities of CIP	9,103.0	(9,103.0)	—	8,967.6	(8,967.6)	—
Total liabilities	14,017.0	(9,103.0)	4,914.0	14,089.1	(8,967.6)	5,121.5
EQUITY
Total equity attributable to Invesco Ltd.	12,629.9	—	12,629.9	12,231.0	—	12,231.0
Noncontrolling interests (5)	998.6	(998.6)	—	773.9	(773.9)	—
Total equity	13,628.5	(998.6)	12,629.9	13,004.9	(773.9)	12,231.0
Total liabilities and equity	$27,645.5	$(10,101.6)	$17,543.9	$27,094.0	$(9,741.5)	$17,352.5
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

Cash and cash equivalents

Cash and cash equivalents decreased by $72.0 million from $1,037.5 million at December 31, 2025 to $965.5 million at September 30, 2026. See “Cash Flows Discussion” below within this Management’s Discussion and Analysis for additional discussion regarding the movements in cash flows during the period.

Investments

Investments are comprised primarily of the equity method investment in IGW, seed capital and co-investments in affiliated funds, and investments related to the company’s deferred compensation plans.

As of September 30, 2026 and December 31, 2025, the company had $1,265.2 million and $1,166.3 million in seed capital and co-investments, respectively, including direct investments in CIP. The following table reconciles the Investment balance to the total seed capital and co-investment balance.

(in millions)	September 30, 2026	December 31, 2025
Investments	$1,366.1	$1,381.1
Net investment in CIP	584.4	397.1
Less: Investments related to deferred compensation plans, joint ventures, and other investments	(685.3)	(611.9)
Total seed capital and co-investments (1)	$1,265.2	$1,166.3
___________
(1)    Included in the total seed capital and co-investments balance as of September 30, 2026 is $514.4 million of seed capital and $750.8 million of co-investments (December 31, 2025: $477.8 million of seed capital and $688.5 million of co-investments).

Goodwill and intangible assets, net

Goodwill and intangible assets, net decreased from $12,404.4 million at December 31, 2025 to $12,295.3 million at September 30, 2026. The decrease includes foreign exchange impacts of $84.8 million and amortization of $24.3 million. If our revenue and operating income are adversely impacted by unfavorable market conditions or if there is a significant decline in our stock price for an extended period of time, an impairment of goodwill and intangible assets may occur in future periods. Refer to “Critical Accounting Policies and Estimates” in Form 10-K for the year ended December 31, 2025 for additional information.

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

Sources of Liquidity by Type

(in millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$965.5	$1,037.5
Available Revolving Credit Agreement (1)	2,107.0	2,062.3
Total sources of liquidity by type	$3,072.5	$3,099.8
____________
(1) As of September 30, 2026, the balance on the Revolving Credit Agreement was $393.0 million.

Capital Management

Our capital management priorities have evolved with the growth and success of our business and include, in no particular order of priority: reinvestment in the business, maintaining a strong balance sheet and returning capital to shareholders longer term through a combination of share repurchases and modestly increasing dividends. During the nine months ended September 30, 2026, the company repurchased 5.6 million common shares for $155.0 million in the open market.

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

We are in compliance with all minimum regulatory net capital requirements. As of September 30, 2026, the company’s minimum regulatory capital requirement was $337.3 million (December 31, 2025: $309.9 million).

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

The consolidation of $10,695.4 million of Investments and other assets of CIP and $9,103.0 million of Debt and other liabilities of CIP as of September 30, 2026 did not impact the company’s liquidity and capital resources. See Item 1, Financial Statements - Note 11, “Consolidated Investment Products,” for additional details.

Cash Flows Discussion

The following table represents a reconciliation of the cash flow information presented on a U.S. GAAP basis to the cash flow information excluding the impact of the cash flows of CIP for the reasons outlined in footnote 1 to the table:

Cash flows information (1)	Nine months ended September 30, 2026			Nine months ended September 30, 2025
(in millions)	U.S. GAAP	Impact of CIP	Excluding CIP	U.S. GAAP	Impact of CIP	Excluding CIP
Cash and cash equivalents, beginning of the period	$1,979.8	$(942.3)	$1,037.5	$1,496.0	$(509.5)	$986.5
Cash flows from operating activities	1,421.8	(194.7)	1,227.1	1,069.5	(117.5)	952.0
Cash flows from investing activities	(1,145.9)	1,004.6	(141.3)	(622.2)	565.1	(57.1)
Cash flows from financing activities	(484.4)	(657.6)	(1,142.0)	(505.6)	(452.4)	(958.0)
Increase/(decrease) in cash and cash equivalents	(208.5)	152.3	(56.2)	(58.3)	(4.8)	(63.1)
Foreign exchange movement on cash and cash equivalents	(33.0)	17.2	(15.8)	86.1	(36.4)	49.7
Cash and cash equivalents, end of the period	$1,738.3	$(772.8)	$965.5	$1,523.8	$(550.7)	$973.1

Cash and cash equivalents	$965.5	$—	$965.5	$973.1	$—	$973.1
Cash and cash equivalents of CIP	772.8	(772.8)	—	550.7	(550.7)	—
Total cash and cash equivalents per condensed consolidated statement of cash flows	$1,738.3	$(772.8)	$965.5	$1,523.8	$(550.7)	$973.1
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

Cash inflows for the nine months ended September 30, 2026, excluding the impact of the consolidation of CIP, were primarily driven by operating income and changes in receivables, other assets, payables, and accrued liabilities due to the timing of receipts and payments.

Investing Activities

Investing cash outflows for the nine months ended September 30, 2026, excluding the impact of the consolidation of CIP, included the purchase of investments of $172.1 million (nine months ended September 30, 2025: $137.0 million purchases) and capital expenditures of $76.9 million (nine months ended September 30, 2025: $60.7 million). Our capital expenditures related principally to investments in technology and facilities projects. These cash outflows were partially offset by proceeds of $62.3 million related to the sale of the management agreements associated with Invesco's Canadian fund business to CI GAM on June 1, 2026, $25.0 million of capital distributions from equity method investments (nine months ended September 30, 2025: $140.5 million), and $20.4 million of proceeds generated from the Sale of investments (nine months ended September 30, 2025: $0.1 million).

Financing Activities

Financing cash outflows during the nine months ended September 30, 2026, excluding the impact of the consolidation of CIP, included $290.5 million of common dividend payments for the dividends declared in January, April and July 2026 (nine months ended September 30, 2025: common dividends paid of $282.7 million), $112.2 million of preferred dividend payments for dividends declared in January, April and July 2026 (nine months ended September 30, 2025: $160.2 million), and the payment of $40.2 million related to withholding tax obligations on common share vestings that the employees settled in common shares (nine months ended September 30, 2025: $22.8 million). Financing cash outflows for the nine months ended September 30, 2026 also included purchases of common shares through the open market of $154.4 million (nine months ended September 30, 2025: $75.0 million) and the redemption of $500.0 million of senior notes which matured on January 15, 2026. The company had net repayments on the Revolving Credit Agreement of $44.7 million for the nine months ended September 30, 2026 (nine months ended September 30, 2025: none).

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

On October 26, 2026, the company declared a third quarter 2026 cash dividend of $0.215 per common share to the holders of common shares. The dividend is payable on December 2, 2026 to common shareholders of record at the close of business on November 13, 2026.

On October 26, 2026, the company declared a preferred dividend of $14.75 per preferred share, representing the period from September 1, 2026 through November 30, 2026. The preferred dividend is payable on December 1, 2026.

The declaration, payment and amount of any future dividends will depend upon, among other factors, our earnings, financial condition and capital requirements at the time such declaration and payment are considered. The company manages dividends in a prudent fashion, with due consideration given to profit levels, overall debt levels and historical dividend payouts.

Common Share Repurchase Plan

During the three months ended September 30, 2026, the company repurchased 2.1 million common shares for $65.0 million in the open market (three months ended September 30, 2025: 1.2 million common shares for $25.0 million); during the nine months ended September 30, 2026, the company repurchased 5.6 million common shares for $155.0 million in the open market (nine months ended September 30, 2025: 4.4 million common shares for $75.0 million). At September 30, 2026, $1,077.2 million remains available under the share repurchase authorizations approved by the Board on July 22, 2016 and February 18, 2026.

Debt

The carrying value of our debt at September 30, 2026 was $1,281.3 million (December 31, 2025: $1,825.1 million). See Item 1, Financial Statements - Note 4, "Debt," for additional disclosures.

For the nine months ended September 30, 2026, the company’s weighted average cost of debt was 5.02% (nine months ended September 30, 2025: 4.82%).

Financial covenants under the Credit Agreements include: (i) the quarterly maintenance of an Adjusted debt/Covenant Adjusted EBITDA leverage ratio, as defined in the Credit Agreements, of not greater than 3.25:1.00, and (ii) an interest coverage ratio (Covenant Adjusted EBITDA, as defined in the Credit Agreements, divided by interest expense for the four consecutive fiscal quarters ended on or immediately prior to the date of determination) of not less than 4.00:1.00. As of September 30, 2026, we were in compliance with our financial covenants. At September 30, 2026, our leverage ratio was 0.33:1.00 (December 31, 2025: 0.73:1.00), and our interest coverage ratio was 22.49:1.00 (December 31, 2025: 20.34:1.00).

The September 30, 2026 coverage ratio calculations are as follows:

(in millions)	Total	Q3 2026	Q2 2026	Q1 2026	Q4 2025
Net income/(loss) attributable to Invesco Ltd.	$(316.0)	$294.5	$345.3	$230.4	$(1,186.2)
Dividends on preferred shares	156.6	37.0	37.0	38.2	44.4
Interest expense	91.2	20.3	23.6	24.3	23.0
Tax expense/(benefit)	(43.6)	108.3	116.5	81.1	(349.5)
Amortization/depreciation/impairment (1)	1,953.7	38.6	38.4	39.5	1,837.2
Common share-based compensation expense	112.1	26.6	31.3	34.0	20.2
Canadian sale and restructuring (2)	(11.7)	—	(11.7)	—	—
Cost of preferred stock repurchase (2)	80.7	—	—	—	80.7
Unrealized (gains)/losses from investments, net (3)	28.4	52.1	(48.5)	8.3	16.5
Covenant Adjusted EBITDA (4)	$2,051.4	$577.4	$531.9	$455.8	$486.3
Adjusted debt (4)	$684.4
Leverage ratio as of September 30, 2026 (Adjusted debt/Covenant Adjusted EBITDA - maximum 3.25:1.00)	0.33
Interest coverage ratio as of September 30, 2026 (Covenant Adjusted EBITDA/Interest expense - minimum 4.00:1.00)	22.49
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
(4)    Covenant Adjusted EBITDA and Adjusted debt are non-GAAP financial measures that are used by management in connection with certain debt covenant calculations under our Credit Agreements. The calculation of Covenant Adjusted EBITDA above (a reconciliation from Net income attributable to Invesco Ltd.) is defined by our Credit Agreements, and therefore Net income attributable to Invesco Ltd. is the most appropriate GAAP measure from which to reconcile to Covenant Adjusted EBITDA. The calculation of Adjusted debt is defined in our Credit Agreements and equals debt of $1,281.3 million plus $3.1 million in letters of credit less $600.0 million of excess unrestricted cash (cash and cash equivalents less the minimum regulatory capital requirement, not to exceed $600.0 million).

Credit and Liquidity Risk

The company manages its capital by reviewing annual and projected cash flow forecasts and by monitoring credit, liquidity and market risks, such as interest rate and foreign currency risks (as discussed in Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk).

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to meet an obligation. The company is primarily exposed to credit risk through its cash and cash equivalent deposits, which are held by external firms. The company invests its cash balances in its own institutional money market products, as well as with external high credit-quality financial institutions. These arrangements create exposure to concentrations of credit risk. As of September 30, 2026, our maximum exposure to credit risk related to our Cash and cash equivalent balances is $965.5 million, of which $404.4 million is invested in affiliated money market funds. See Item 1, Financial Statements - Note 2, "Fair Value of Assets and Liabilities," for information regarding Cash and cash equivalents invested in affiliated money market funds.

Liquidity Risk

Liquidity risk is the risk that the company will encounter difficulty in meeting obligations associated with its financial liabilities as the same become due. The company is exposed to liquidity risk through its $1,281.3 million in total debt. The company actively manages liquidity risk by preparing cash flow forecasts for future periods, reviewing them regularly with senior management, maintaining a committed Revolving Credit Agreement, scheduling significant gaps between major debt maturities and engaging external financing sources in regular dialogue.

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

Recent Accounting Standards

See Item 1, Financial Statements - Note 1, "Accounting Policies - Accounting Pronouncements Recently Adopted.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, the company is primarily exposed to market risk in the form of AUM market price risk, securities market risk, interest rate risk and foreign exchange rate risk. There have not been any material changes to the company’s exposures to market risks during the period ended September 30, 2026 that would require an update to the disclosures provided in the most recent Form 10-K.

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

Interest Rate Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The company is exposed to interest rate risk primarily through its Debt and Cash and cash equivalent investments. See Item 1, Financial Statements - Note 4, “Debt,” for details of the company’s debt arrangements. As of September 30, 2026, the interest rates on 30.6% of the company’s borrowings were fixed for a weighted average period of 17.18 years, and the company had a $393.0 million balance on its Revolving Credit Agreement.

Foreign Exchange Rate Risk

The net assets and financial results of the company’s foreign operations are exposed to foreign currency translation risk when translated into U.S. Dollars upon consolidation into Invesco.

The company is also exposed to foreign currency translation risk on monetary assets and liabilities that are held by subsidiaries in different functional currencies than the subsidiaries’ functional currencies. Net foreign exchange revaluation gains were $1.1 million during the nine months ended September 30, 2026 (nine months ended September 30, 2025: $10.3 million of revaluation losses) and are included in General and administrative expenses and Other gains/(losses), net on the Condensed Consolidated Statements of Income.

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

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2026. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated any change in our internal control over financial reporting that occurred during the nine months ended September 30, 2026 and have concluded that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information regarding purchases of our common shares by us and any affiliated purchases during the three months ended September 30, 2026:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number at end of period (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (millions)
July 1-31, 2026	987,490	$28.45	736,929	$1,120.9
August 1-31, 2026	739,362	$32.08	666,057	$1,099.6
September 1-30, 2026	735,138	$31.40	712,146	$1,077.2
Total	2,461,990		2,115,132
__________
(1)    An aggregate of 346,858 shares were surrendered to us by Invesco employees to satisfy tax withholding obligations in connection with the vesting of equity awards.
(2)    At September 30, 2026, 1,077.2 million remains available under the share repurchase authorizations approved by the Board on July 22, 2016 and February 18, 2026.

Item 5. Other Information

None.

Item 6. Exhibits
Exhibit Index

3.1
Memorandum of Association of Invesco Ltd., incorporating amendments up to and including December 4, 2007, incorporated by reference to Exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007

3.2
Fourth Amended and Restated Bye-Laws of Invesco Ltd., incorporated by reference to Exhibit 3.2 to Invesco’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, filed with the Securities and Exchange Commission on August 4, 2026

3.3
Certificate of Designation for the 5.900% fixed rate non-cumulative perpetual series A preference shares, par value $0.20 per share, of Invesco Ltd. incorporated by reference to Exhibit 3.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2019

10.1
Credit Agreement, dated as of October 26, 2026, among Invesco Finance, Inc., as borrower, Invesco Ltd., as parent, Bank of America, N.A., as administrative agent, and the lenders party thereto incorporated by reference to Exhibit 10.1 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 27, 2026

10.2
Guaranty, dated as of October 26, 2026, between Invesco Ltd., as parent, in favor of Bank of America, N.A., as administrative agent incorporated by reference to Exhibit 10.2 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 27, 2026

10.3
Repurchase Agreement, dated October 23, 2026, between Invesco Ltd. and Massachusetts Mutual Life Insurance Company incorporated by reference to Exhibit 10.3 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 27, 2026

10.4
Amendment to the Shareholder Agreement, dated October 26, 2026, between Invesco Ltd. and Massachusetts Mutual Life Insurance Company incorporated by reference to Exhibit 10.4 to Invesco’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 27, 2026

22
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
101
The following financial statements from the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	The cover page from the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO LTD.
November 3, 2026	/s/ ANDREW R. SCHLOSSBERG
Andrew R. Schlossberg
President and Chief Executive Officer

November 3, 2026	/s/ L. ALLISON DUKES
L. Allison Dukes
Senior Managing Director and Chief Financial Officer